Form 10QSB
period 2002-09-30
TIDELANDS BANCSHARES INC
filed 2002-11-14
CIK 1178409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)
 X                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2002

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition Period from          to
                                              ---------  ---------
                          Commission File No. 333-97035

                           TIDELANDS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


       South Carolina                                  02-0570232
(State or other jurisdiction                        (I.R.S. Employer
      of incorporation)                            Identification No.)


                               875 Lowcountry Blvd
                            Mount Pleasant, SC 29464
                         (Address of principal executive
                          offices, including zip code)

                                 (843) 388-8433
              (Registrant's telephone number, including area code)

                ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES     NO X
                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         10 shares of common stock, $.01 par value on November 11, 2002

 Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                      Index




PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (unaudited)

    Condensed Balance Sheet as of September 30, 2002..........................3

    Condensed Statement of Operations and Accumulated Deficit For
      the Period January 31, 2002 (Inception) to September 30, 2002...........4

    Condensed Statement of Changes in Stockholders' Equity (Deficit)
      For the Period January 31, 2002 (Inception) to September 30, 2002.......5

    Condensed Statement of Cash Flows For the Period January 31, 2002
      (Inception) to September 30, 2002.......................................6

    Notes to Condensed Financial Statements.................................7-9

Item 2. Management's Discussion and Analysis or Plan of Operation.........10-11

Item 3. Controls and Procedures..............................................11

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...........................11

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits.......................................................12
        (b)   Reports on Form 8-K............................................12

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

                                  Balance Sheet
                               September 30, 2002

                                   Assets

 Cash                                                              $  56,508
  Furniture and equipment                                             25,455
  Deferred stock issuance costs                                       25,153
  Other assets                                                         2,215
                                                                   ---------

    Total assets                                                   $ 109,331
                                                                   =========

                    Liabilities and Stockholders' Equity

Liabilities
  Lines of credit                                                  $ 453,164
  Accounts payable                                                     8,333
  Interest payable                                                     1,254
                                                                   ---------

    Total liabilities                                                462,751
                                                                   ---------

Commitments and Contingencies - Notes 2, 4, 6 and 7

Stockholders' Equity (Deficit)
  Common stock, $.01 par value; 10,000,000 shares
   authorized; 10 shares issued and outstanding                            1
  Capital surplus                                                         99
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized; none issued and outstanding                                 -
  Deficit accumulated in the development stage                      (353,520)
                                                                   ---------
    Total stockholders' equity (deficit)                            (353,420)
                                                                   ---------

      Total liabilities and stockholders' equity (deficit)         $ 109,331
                                                                   =========






See notes to condensed financial statements.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


                 Statement of Operations and Accumulated Deficit
        For the Period January 31, 2002 (Inception) to September 30, 2002





Income - rent                                                      $    1,306
                                                                   ----------


Expenses
  Salaries                                                          $ 137,252
  Application and license fee                                          25,000
  Insurance                                                            13,848
  Interest                                                              3,680
  Postage and printing                                                  5,840
  Utilities                                                             3,533
  Telephone                                                             3,583
  Professional fees                                                    94,991
  Office supplies                                                       1,989
  Rent                                                                 50,000
  Other                                                                15,110
                                                                   ----------
    Total expenses                                                    354,826
                                                                   ----------

Net loss and accumulated deficit                                   $ (353,520)
                                                                   ==========







See notes to condensed financial statements.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


             Statement of Changes in Stockholders' Equity (Deficit)
        For the Period January 31, 2002 (Inception) to September 30, 2002

                                                  Common Stock
                                                  ------------             Capital       Deficit Accumulated in
                                            Shares         Amount          Surplus       the Development Stage          Total
                                            ------         ------          -------       ----------------------         -----
Issuance of common stock                        10         $    1          $    99            $       -                $     100

Net loss for the period
 January 31, 2002 to September 30, 2002          -              -                -             (353,520)                (353,520)
                                            ------         ------          -------            ---------                ---------

Balance, September 30, 2002                     10         $    1          $    99            $(353,520)               $(353,420)
                                            ======         ======          =======            =========                =========







See notes to condensed financial statements.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


                             Statement of Cash Flows
        For the Period January 31, 2002 (Inception) to September 30, 2002


Cash flows from operating activities
  Net loss and accumulated deficit                        $(353,520)
  Other assets                                               (2,215)
  Accounts payable                                            8,333
  Interest payable                                            1,254
                                                          ---------
    Cash used by operating activities                      (346,148)
                                                          ---------

Cash flows from investing activities
  Purchases of furniture and equipment                     (25,455)
                                                          --------
    Cash used by investing activities                      (25,455)
                                                          --------

Cash flows from financing activities
  Proceeds from borrowings                                 453,164
  Proceeds from issuance of stock                              100
  Stock issuance costs                                     (25,153)
                                                          --------
    Cash provided by financing activities                  428,111
                                                          --------

Cash balance at end of period                             $ 56,508
                                                          ========

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

                     Notes to Condensed Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization - Tidelands Bancshares, Inc. (the Company) was formed to organize
------------
and own all of the capital stock of Tidelands National Bank (the Bank), a proposed national bank to be located in Mount Pleasant, South Carolina, by a group of fourteen individuals (the Organizers). Upon receipt of required regulatory approvals, the proposed bank will engage in general banking. We have filed applications with the Office of The Comptroller of the Currency to obtain a national bank charter and with the Federal Deposit Insurance Corporation
(FDIC) for deposit insurance. Provided the necessary capital is raised and the necessary regulatory approvals are received, it is expected that operations will commence in the first quarter of 2003.

We plan to raise a minimum of $7,500,000 by offering for sale up to 750,000 shares of our common stock. We will use $7,250,000 of the proceeds to capitalize the proposed Bank. The organizers, directors, executive officers, and members of their immediate families expect to purchase a total of 147,500 shares at an aggregate purchase price of approximately $1,475,000. The offering period is expected to expire on January 31, 2003.

We are a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises", as we devote substantially all our efforts to establishing a new business. Our planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

Organizational and Pre-Opening Costs - Activities since inception have consisted
------------------------------------
of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs are primarily legal fees, consulting fees, and application fees related to the incorporation and initial organization of the Bank. Pre-opening costs are primarily employees' salaries and benefits, occupancy expense, and other operational expenses related to the preparation for the Bank's opening. The organizational and pre-opening costs will be charged against the Bank's initial period operating results.

Offering Expenses - Offering expenses, consisting principally of direct
-----------------
incremental costs of the public stock offering, will be deducted from the proceeds of the offering.

At the completion of the sale of common stock and the opening of the Bank, incurred organizational and pre-opening costs, estimated to be $662,000, will be charged against the Bank's initial period operating results. Offering expenses, estimated to be approximately $212,000, will be deducted from the proceeds of the offering.

NOTE 2 - PREMISES AND EQUIPMENT
-------------------------------

On April 22, 2002, we entered into a sublease agreement with Carolina First Bank. The term of the sublease began on May 1, 2002 and ends on April 6, 2004. Carolina First Bank has agreed to exercise its option to renew the lease for five years at the end of the initial term. Under the terms of the lease, the monthly rental payment is $8,333.33, or $100,000 per year.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

                     Notes to Condensed Financial Statements

NOTE 3 - INCOME TAXES
---------------------

As of September 30, 2002, Tidelands Bancshares, Inc. had a net operating loss carry forward of $353,520.

There was no provision (benefit) for income taxes for the period from January 31, 2002, to September 30, 2002, since a 100% valuation reserve is being maintained for the net operating loss carry forward.

NOTE 4 - LINE OF CREDIT
-----------------------

We have established a $750,000 line of credit with a bank to fund operating expenses during the development stage. The line is uncollateralized and has a limited guaranty by the fourteen organizers. The line bears a variable rate of interest at the prime rate (4.75 percent at September 30, 2002) and matures on March 7, 2003. Interest is due on a quarterly basis. As of September 30, 2002, $453,164 is outstanding on this line of credit.


NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Common stock - Tidelands Bancshares, Inc. has the authority to issue up to
------------
10,000,000 shares of voting common stock, $.01 par value.

Preferred stock - Tidelands Bancshares, Inc. has the authority to issue up to
---------------
10,000,000 shares of voting preferred stock, $.01 par value.

Cumulative  voting rights - Tidelands Bancshares, Inc. has elected not to
-------------------------
have cumulative voting, and no shares issued by Tidelands Bancshares, Inc. may be cumulatively voted.

Preemptive  rights - The stockholders of Tidelands Bancshares, Inc. shall
------------------
not have any preemptive rights regarding any issuance of Tidelands Bancshares, Inc.'s capital stock.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

We have engaged a law firm to assist in preparing and filing all organizational, incorporation, and bank applications, and to assist in preparing stock offering documents and consummating our initial offering. The aggregate cost of the services is expected to approximate $40,000 to $50,000.

We have engaged a consultant to assist in preparing and filing all organizational applications. The aggregate cost of such services is expected to be $65,000, plus travel and other out-of-pocket expenses. We have also engaged another consultant to assist in organizing our capital raising efforts. The aggregate cost of such services is expected to be approximately $137,000.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

                     Notes to Condensed Financial Statements

NOTE 7 - EMPLOYMENT CONTRACTS
-----------------------------

Tidelands Bancshares, Inc. has entered into three-year employment contracts with its President and Chief Executive Officer and its Senior Vice President and Chief Lending Officer. At the end of the initial three-year terms, subject to certain conditions, the contracts shall be extended for an additional day so that the remaining term of the contracts will be three years. The contracts provide the President will receive an initial annual salary of $105,000 and the Senior Vice President will receive an initial annual salary of $90,000.

Once the Bank opens for business, the President will receive an annual salary of $115,000 and the Senior Vice President will receive an annual salary of $95,000.

The contracts provide for the President to receive a $10,000 cash bonus on the date the Bank opens for business, and the Senior Vice President and Chief Lending Officer to receive a $5,000 cash bonus. Each shall also be eligible on the anniversary date of the Bank's opening in subsequent years to receive an annual cash bonus not to exceed 5% of the Company's pretax income if the Bank achieves certain performance levels established by the Board of Directors.

Additionally, the President and Senior Vice President will receive other benefits, including eligibility for the stock option grants. Upon the adoption of a stock option plan, the President and Senior Vice President will be granted the option to purchase 5% and 2.5%, respectively, of the Company's common stock sold in the stock offering. Other executive benefits provided will include life insurance and an automobile or automobile allowance.

Tidelands Bancshares, Inc. intends to enter into a contract with its Chief Financial Officer that will be similar to the terms as for the Chief Lending Officer.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

PART I. FINANCIAL INFORMATION
-----------------------------

Item 2. Management's Discussion and Analysis or Plan of Operations

The following is a discussion of our financial condition as of September 30, 2002, and the results of operations for the period January 31 (Inception) through September 30, 2002. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Our principal activities to date have related to our organization, the conducting of our initial public offering, the pursuit of approvals from the OCC for our application to charter the bank, and our pursuit of approvals from the FDIC for our application for deposit insurance. We are awaiting preliminary approval from the OCC to charter the bank. We are awaiting preliminary approval for deposit insurance.

At September 30, 2002, we had total assets of $109,331, consisting principally of cash of $56,508, furniture and equipment of $25,455, and deferred stock issuance costs of $25,153.

Our liabilities at September 30, 2002 were $462,751, consisting of line of credit borrowings totaling $453,164, and accrued expenses of $9,587. We had a shareholders' deficit of $(353,520) at September 30, 2002.

We had a net loss of $(353,520) for the period January 31, 2002 (inception) to September 30, 2002. These losses resulted from expenses incurred in connection with activities related to our organization and that of the Bank. These activities included the preparation and filing of an application with the OCC to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the OCC and the FDIC in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the Bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through our line of credit described above.

We intend to devote the remainder of this fiscal year to conducting the offering, completing the organization of the Bank, and organizing and developing our business activities. These organizational activities will include, with respect to the Bank, completing all required steps for final approval from the OCC for the Bank to open for business, hiring qualified personnel to work in the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and taking other actions necessary for a successful bank opening. With respect to Tidelands Bancshares, Inc. these activities will include the pursuit of approval from the Federal Reserve to become a holding company by acquiring all of the capital stock to be issued by the bank.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


Item 2. Management's Discussion and Analysis or Plan of Operations (continued)

Through the Bank we will offer a full range of commercial banking services to individuals, and small business customers in our primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. We do not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

Following the offering we believe we can satisfy future cash requirements for at least the first several years of operations and will not have to raise additional capital during the first twelve months of operations.

Currently, we have five employees and expect this number to increase to approximately ten by the end of 2002.

Item 3. Controls and Procedures
-------------------------------

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)



Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

Our Registration Statement on Form SB-2 (file no. 333-97035), which registered the shares to be sold in our initial public offering, was declared effective on September 11, 2002. The offering commenced on September 11, 2002. We plan to raise a minimum of $7,500,000 by offering for sale up to 750,000 shares of our common stock. The maximum offering size is $10,000,000, or 1,000,000 shares. We registered a total of 1,147,500 shares in the offering, and warrants for 147,500 shares. The warrants will be issued to the organizers of the bank.

We will use $7,250,000 of the proceeds to capitalize the proposed bank. The organizers, directors, executive officers, and members of their immediate families expect to purchase a total of 147,500 shares at an aggregate purchase price of approximately $1,475,000. The offering period is expected to expire on January 31, 2003.

Through September 30, 2002, we incurred $25,153 in expenses in connection with the proposed issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

As of September 30, 2002, we had received subscriptions for $ 145,000 in the offering. We have not broken escrow and have not yet issued any shares or received any net proceeds in the offering.



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)       Exhibits - None
(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    By: /s/ JERRY A VEREEN
                                       -----------------------------
                                       Jerry A. Vereen
                                       President and Chief Executive Officer

  Date:  November 13, 2002          By: /s/ JOHN M. DIGBY
                                       -----------------------------
                                       John M. Digby
                                       Chief Financial Officer

                     CERTIFICATION OF CHIEF EXECUTIVE OFICER

I, Jerry A. Vereen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tidelands Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002           /s/ Jerry A. Vereen
                                 ---------------------------
                                 Jerry A. Vereen
                                 President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John M. Digby, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tidelands Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002           /s/ John M. Digby
                                 -----------------------------
                                 John M. Digby
                                 Chief Financial Officer