Form 10KSB
period 2002-12-31
TIDELANDS BANCSHARES INC
filed 2003-03-27
CIK 1178409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

 X     Annual Report under Section 13 or 15(d) of the Securities Exchange Act
----   of 1934 For the fiscal year ended December 31, 2002

       or

       Transition Report under Section 13 or 15(d) of the Securities Exchange
----   Act of 1934
               For the transition period from          to
                                              --------    --------
                        Commission file number 333-97035

                           Tidelands Bancshares, Inc.
                 (Name of Small Business Issuer in Its Charter)


        South Carolina                     6021                    02-0570232
 ----------------------------   --------------------------         ----------
(State or other Jurisdiction   (Primary Standard Industrial  (I.R.S. Employer
of Incorporation or             Classification Code Number)  Identification No.)
Organization)
                            875 Lowcountry Boulevard
                       Mt. Pleasant, South Carolina 29464
                                 (843) 388-8433
     (Address and Telephone Number of Intended Principal Place of Business)

                          ----------------------------

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes X    No
   ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $1,306. As of March 30, 2003, 10 shares of Common Stock were issued and outstanding.

     No shares of the Common Stock were held by non-affiliates of the Company on March 30, 2003.

     Transitional Small Business Disclosure Format. (Check one): Yes      No X
                                                                    ---     ---

Item 1.    Description of Business
----------------------------------

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

     o significant increases in competitive pressure in the banking and financial services industries;

     o changes in the interest rate environment which could reduce anticipated or actual margins;

     o changes in political conditions or the legislative or regulatory environment;

     o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

     o   changes occurring in business conditions and inflation;

     o   changes in technology;

     o   changes in monetary and tax policies;

     o   the level of allowance for loan loss;

     o   the rate of delinquencies and amounts of charge-offs;

     o   the rates of loan growth;

     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

     o   changes in the securities markets; and

     o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

     We formally initiated activity to form Tidelands Bank in March 2002 and incorporated Tidelands Bancshares as a South Carolina corporation to function as a holding company to own and control all of the capital stock of Tidelands Bank. We initially will engage in no business other than owning and managing the bank.

     We have chosen this holding company structure because we believe it will provide flexibility that would not otherwise be available. Subject to Federal Reserve Board debt guidelines, the holding company structure can assist the bank in maintaining its required capital ratios by borrowing money and contributing the proceeds to the bank as primary capital. Additionally, a holding company may engage in non-banking activities that the Federal Reserve Board has deemed to be closely related to banking. Although we do not presently intend to engage in other activities, we will be able to do so with a proper notice or filing to the Federal Reserve if we believe that there is a need for these services in our market area and that the activities could be profitable.

     We filed an application with the South Carolina Board of Financial Institutions in February 2003, to organize the bank as a state bank under the laws of South Carolina and with the FDIC to obtain deposit insurance.

We will also file an application with the Board of Governors of the Federal Reserve System for approval to become a bank holding company. Subject to receiving regulatory approval from these agencies, we plan to open the bank by the third quarter of 2003 and will engage in a general commercial and consumer banking business as described below. Final approvals will depend on compliance with regulatory requirements, including our capitalization of the bank with at least $7,700,000 from the proceeds of this offering.

Marketing Focus

     Tidelands Bank will be a locally-owned and operated bank organized to serve consumers and small- to mid-size businesses and professional concerns. Because there is currently only one community bank headquartered in the fast-growing Town of Mt. Pleasant, we believe that we can be successful by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach will be enthusiastically supported by the community.

Location and Service Area

     Our service area will consist of the greater Charleston metropolitan region, with a primary focus on an area within a five mile radius of our main office in Mt. Pleasant, South Carolina. Our main office will be located in the Town of Mt. Pleasant on a major artery and will provide excellent visibility for the bank. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

     Charleston is a major tourist destination with historic significance and charm, as well as recreational attractions such as beaches and golf. Additionally, the port of Charleston is the top container cargo port on the Southeast and Gulf Coasts, and is second only to New York and New Jersey on the East Coast. Continued growth of the port's business is expected in light of recent expansions of facilities. In our market area, the South Carolina State Ports Authority operates the Wando Terminal on the East Cooper River, which is one of the most efficient and modern container terminals in the world. An additional terminal is planned on the East Cooper River which would generate substantial jobs, housing, and continued growth in the area.

Lending Activities

     General. We intend to emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the bank's market area. We will compete for these loans with competitors who are well established in the Mt. Pleasant area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

     The well established banks in the Mt. Pleasant area will make proportionately more loans to medium- to large-sized businesses than we will. Many of the bank's anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

     Loan Approval and Review. The bank's loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the board of directors' loan committee. The bank will not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank currently intends to adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank expects to sell residential mortgage loans that it originates on the secondary market.

         Loan Distribution. We estimate that our initial percentage distribution of our loans for the first year will be as follows:

                   Real Estate                                    60%
                   Commercial Loans                               24%
                   Equity Line and Consumer Loans                 13%
                   Residential Mortgage Loans                      3%
                                                                 ----
                                 Total                           100%
                                                                 ====

These are estimates only. Our actual deposit and loan distribution will depend on our customers and vary initially and over time.

     Allowance for Loan Losses. We will maintain an allowance for loan losses, which we will establish through a provision for loan losses charged against income. We will charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance will be an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. We anticipate that initially our allowance for loan losses will equal approximately 1.25% of the average outstanding balance of our loans. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

     o an ongoing review of the quality, mix, and size of our overall loan portfolio;
     o   our historical loan loss experience;
     o   evaluation of economic conditions;
     o specific problem loans and commitments that may affect the borrower's ability to pay;
     o regular reviews of loan delinquencies and loan portfolio quality by our internal auditors and our bank regulators; and
     o the amount and quality of collateral, including guarantees, securing the loans.

     Lending Limits. The bank's lending activities will be subject to a variety of lending limits imposed by federal law. In general, the bank will be subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

     Credit Risk. The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services, and retail market segments. General economic factors affecting a borrower's ability to repay include interest, inflation, and employment rates and the strength of local and national economy, as well as other factors affecting a borrower's customers, suppliers, and employees.

     Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up 60% of the bank's loan portfolio. These loans will generally fall into one of two categories: commercial real estate loans or construction and development loans. We also expect to make residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

     Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we would not advance more than regulatory limits. We will require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We will also require borrowers to obtain hazard insurance policies and flood insurance if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

     We will have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

     o Commercial Real Estate Loans. Commercial real estate loans will generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans' credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan's secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We will typically review the personal financial statements of the principal owners and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request.

     o Construction and Development Real Estate Loans. We will offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans will generally be limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

         o   cost overruns;
         o   mismanaged construction;
         o   inferior or improper construction techniques;
         o   economic changes or downturns during construction;
         o   a downturn in the real estate market;
         o   rising interest rates which may prevent sale of the property; and
         o   failure to sell completed projects in a timely manner.

         We will attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

     o Residential Real Estate Loans. These loans will generally have longer terms, up to 30 years. We will offer fixed and adjustable rate mortgages, and we intend to sell most or all of the residential real estate loans that we generate in the secondary market soon after we originate them. We do not intend to retain servicing rights for these loans. Inherent in residential real estate loans' credit risk is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan's secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.

     Commercial Loans. The bank will make loans for commercial purposes in various lines of businesses. Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. We will focus our efforts on commercial loans of less than $1,000,000 and higher amounts if we are able to bring in participating partners. Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange will be handled through a correspondent bank as agent for the bank. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

     We expect to also offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 and "LowDoc" programs. These loans will typically be partially guaranteed by the government which may help to reduce the bank's risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

     Consumer Loans. The bank will make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically will carry balances of less than $50,000 and be amortized over periods up to 60 or more months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products will typically require monthly payments of interest and a portion of the principal.

     Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower's employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we will analyze selective underwriting criteria for each prospective borrower, which may include the borrower's employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we will also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default that real estate loans. For this reason, we will also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans.

     We will also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 100% of the available equity of each property.

     Relative Risks of Loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than a loan secured by other assets because the value of the underlying security, real estate, is generally ascertainable and does not fluctuate as much as some other assets. Certain real estate loans are less risky than others. Residential real estate loans are generally the least risky type of real estate loan, followed by commercial real estate loans and construction and development loans. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than real estate loans, but less risky than consumer loans. Finally, consumer loans, which can also be secured by real estate or other assets, or which can also be unsecured, are generally considered to be the most risky of these categories of loans. Any type of loan which is unsecured is generally more risky than secured loans. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. Additionally, these levels of risk are limited to an analysis of credit risk, and they do not take into account other risk factors associated with making loans such as the interest rate risk inherent in long-term, fixed-rate loans.

     Allowance for Loan Losses. We will maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We will charge loans against this allowance when we believe that the collectibility of the principle is unlikely. The allowance will be an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. We anticipate that initially our allowance for loan losses will equal approximately 1% of the average outstanding balance of our loans. Over time, we will base the loan loss reserves on our evaluation of factors including; changes in the nature and volume of the loan portfolio, overall portfolio quality, and specific problem loans and commitments that may affect the borrower's ability to pay.

Deposit Services

     We intend to offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to our principal market area at rates competitive to those offered in the Mt. Pleasant area. In addition, we intend to offer certain retirement account services, including IRAs. We intend to solicit these accounts from individuals, businesses, and other organizations.

     Deposit Distribution. We estimate that our initial percentage distribution of our deposits for the first year will be as follows:

                         Demand Deposit                         9.5%
                         Savings & Money Market                30.5%
                         Time and Savings Deposits             55.5%
                         Consumer/Commercial
                            DDA's Public/Gov't                  4.5%
                         Total                                100.0%
                                                              ======

Other Banking Services

     We will offer safe deposit boxes, cashier's checks, banking by mail, direct deposit of payroll and social security checks, U.S. Savings Bonds, and travelers' checks. We plan for the bank to become associated with the Cirrus and Pulse ATM networks that may be used by the bank's customers throughout the country. We believe that by being associated with a shared network of ATMs, we will be better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We intend to begin offering these services shortly after opening the bank. We also plan to offer a debit card and credit card services through a correspondent bank as an agent for the bank. Once we are operating, we anticipate that the bank eventually may offer other bank services including, lines of credit, 24-hour telephone banking, and PC/internet delivery. We do not expect the bank to exercise trust powers during its initial years of operation.

Market Share

     In 2002, there were 24 banking offices, representing 12 financial institutions, operating in Mt. Pleasant and holding over $670 million in deposits. Many of these competitors are well established in the Mt. Pleasant area. Most of them have substantially greater resources and lending limits than we will have, and many of these competitors offer services, including extensive and established branch networks and trust services that we either do not expect to provide or will not provide initially. Our competitors include large super regional and regional banks like Wachovia Bank, Bank of America, and BB&T. Nevertheless, we believe that our management team, the opportunity created by recent mergers, and the economic and demographic dynamics of our service area combined with our business strategy will allow us to gain a meaningful share of the area's deposits.

Employees

     We anticipate that, upon commencement of operations, the bank will have approximately 14 full time employees. Tidelands Bancshares, as the holding company for the bank, will not have any employees other than its officers.

                           SUPERVISION AND REGULATION

     Both Tidelands Bancshares and Tidelands Bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed below. Changes in applicable laws or regulations may have a material effect on our business and prospects. Significant changes to the regulatory structure of the financial services industry were enacted in 1999 and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future on our business and earnings.


Gramm-Leach-Bliley Act

     In November 1999, the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us.

     The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.


USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Tidelands Bancshares

     Because it will own the outstanding capital stock of the bank, Tidelands Bancshares will be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

     The Bank Holding Company Act. Under the Bank Holding Company Act, Tidelands Bancshares will be subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level will be limited to:

     o   banking and managing or controlling banks;

     o   furnishing services to or performing services for its subsidiaries; and
     o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

     Investments, Control, and Activities. With limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

     o   acquiring substantially all the assets of any bank;
     o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
     o   merging or consolidating with another bank holding company.

     In addition, and subject to exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. We will register our common stock under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

     o   making or servicing loans and certain types of leases;
     o   engaging in certain insurance and discount brokerage activities;
     o   performing certain data processing services;
     o acting in certain circumstances as a fiduciary or investment or financial adviser;
     o   owning savings associations; and
     o making investments in certain corporations or projects designed primarily to promote community welfare.

     The Federal Reserve Board imposes capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in "The Bank - Dividends." The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the company will be expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

     South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to engaging in the acquisition of nonbanking institutions or state chartered banks, we must receive the Board's approval, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the company and its subsidiaries.

The Bank

     The bank will operate as a state bank incorporated under the laws of the State of South Carolina and subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank will be insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

     The South Carolina Board of Financial Institutions and the FDIC will regulate or monitor virtually all areas of the bank's operations, including:

     o   security devices and procedures;
     o   adequacy of capitalization and loss reserves;
     o   loans;
     o   investments;
     o   borrowings;
     o   deposits;
     o   mergers;
     o   issuances of securities;
     o   payment of dividends;
     o   interest rates payable on deposits;
     o   interest rates or fees chargeable on loans;
     o   establishment of branches;
     o   corporate reorganizations;
     o   maintenance of books and records; and
     o adequacy of staff training to carry on safe lending and deposit gathering practices.

     The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The South Carolina Board of Financial Institutions will also require the bank to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

     Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

     o   internal controls;
     o   information systems and audit systems;
     o   loan documentation;
     o   credit underwriting;
     o   interest rate risk exposure; and

     o   asset quality.

     Holding companies which have been registered or have undergone a change in control within the past two years or which have been deemed by the Federal Reserve Board to be troubled institutions must give the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

     Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the bank, by Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and we may not be able to pass these costs on to our customers.

     Transactions With Affiliates and Insiders. The bank will be subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with provisions designed to avoid the taking of low quality assets.

     The bank will also be subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank will be subject to restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

     The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

     o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
     o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
     o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

     Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

     Branching. Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently passed which permits interstate branching by banks if allowed by state law, and interstate merging by banks.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution's primary regulator, which will be the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

     Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

     o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
     o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
     o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
     o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
     o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
     o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

     o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
     o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

     The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

     The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, we will qualify as "well capitalized."

     Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

     o   submit a capital restoration plan;
     o   raise additional capital;
     o   restrict their growth, deposit interest rates, and other activities;
     o   improve their management;
     o   eliminate management fees; or
     o   divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

     These capital guidelines can affect us in several ways. If we grow the bank's loan portfolio at a rapid pace, its capital may be depleted too quickly and a capital infusion from the holding company may be required, which could impact our ability to pay dividends. Our capital levels will initially be more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

     Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. If a bank cannot meet the requirements of a capital restoration plan, its bank regulators could assume control of the bank and terminate its operations.

     Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification's or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

     Recent Legislative Developments. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Some of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, what effect these would have.

     Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.  Description of Property
--------------------------------

     Our main office will be located at 875 Lowcountry Boulevard, Mt. Pleasant, South Carolina, 29464. The building will be approximately 10,000 square feet. We have leased this building for an initial term of approximately 18 months, with a renewal option for another five years. Our initial lease rate is $8,333 per month, and if we exercise the five year renewal term, the rent will increase to $15,000 per month during the first year of the renewal period and subsequently increase annually based upon an increase in the Consumer Price Index. We believe the leased office will serve our needs and our customer needs through the initial term which ends in April 2004, at which time we may consider exercising the five year renewal term or seeking an alternate main office location.

     We filed an application with the South Carolina Board of Financial Institutions in February 2003, to organize the bank as a state bank under the laws of South Carolina and with the FDIC to obtain deposit insurance. We will also file an application with the Board of Governors of the Federal Reserve System for approval to become a bank holding company. Subject to receiving regulatory approval from these agencies, we plan to open the bank by the third quarter of 2003 and will engage in a general commercial and consumer banking business as described below. Final approvals will depend on compliance with regulatory requirements, including our capitalization of the bank with at least $7,700,000 from the proceeds of our offering.

Item 3.    Legal Proceedings.
----------------------------

         None.

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

     Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from our initial public offering. The information provided below is given as of December 31, 2002.:

         (1) Our registration statement on Form SB-2 (File No. 333-97035) was declared effective by the Commission on September 11, 2002.

         (2)   The offering commenced on September 11, 2002.

         (3) As of December 31, 2002, we had received subscriptions for $ 1,348,620 in the offering. We have not broken escrow and have not yet issued any shares or received any net proceeds in the offering. The offering was suspended in January 2003 before any securities were sold following the resignation of our then chief executive officer, Jerry A. Vereen. On February 28, 2003, we filed a post effective amendment to our registration statement describing changes in our offering size, management and primary regulator. We intend to recommence our offering once our registration statement, as amended, is again declared effective by the Commission. In the interim, we have issued 10 shares of common stock to our new chief executive officer, Robert E. Coffee, for $10.00 per share. We intend to redeem these shares following completion of our initial public offering.

         (4)   (i)  Our officers and directors intend to sell our shares in the offering.

               (ii) Common stock is the only class of securities registered in the offering.

               (iii) 1,000,000 shares of common stock are registered, of which no shares have been sold.

               (iv) Through December 31, 2002, we incurred $571,140 in expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

               (v) We have described the proposed use of proceeds in our registration statement for the offering.

Item 6.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operation
         --------------------

     Tidelands Bancshares was formed to organize and own all of the capital stock of Tidelands Bank. In February 2003, our organizers filed applications with the South Carolina Board of Financial Institutions to charter the bank as a South Carolina state bank and with the FDIC to receive federal deposit insurance. Whether the charter is issued and deposit insurance is granted will depend upon, among other things, compliance with legal requirements imposed by the South Carolina Board of Financial Institutions and the FDIC, including capitalization of the bank with at least a specified minimum amount of capital, which we believe will be $7,700,000. Following preliminary approval from the South Carolina Board of Financial Institutions and the FDIC, we will file an application with the Federal Reserve to become a bank holding company, and this application must be approved before we can acquire the capital stock of the bank. We expect to receive all final regulatory approvals by the third quarter of 2003.

     Tidelands Bancshares was incorporated in March 2002 and from that date through the current period its principal activities have been related to its organization, the conducting of its initial public offering, and the pursuit of approvals from the Federal Reserve Bank to operate as a bank holding company, and approval from the South Carolina Board of Financial Institutions and Federal Deposit Insurance Corporation of its application to organize a South Carolina state bank, Tidelands Bank, in Mt. Pleasant, South Carolina. Initially, we filed an application with the Office of the Comptroller of the Currency to form a national bank, however, after the departure of our initial chief executiove officer, Jerry A. Vereen, we withdrew that application and filed a new application with the South Carolina Board of Financial Institutions to form a state bank. As a result of these changes, in January 2003, we suspended our offering and filed a post effective amendment to our registration statement that had been declared effective by the Securities and Exchange Commission in September 2002. We intend to recommence our offering once our registration statement, as amended, is again declared effective by the Commission.

     Because Tidelands Bancshares has no operational history, any comparison of this period's financial reports with the comparable period of the preceding year would not be meaningful, and therefore we have omitted comparable amounts.


Financial Results

     As of December 31, 2002, we had total assets of $272,107, consisting primarily of deferred stock issuance costs of $212,072 and furniture and equipment of $47,313. We incurred a net loss of $569,834 for the period from our inception on January 31, 2002 through December 31, 2002.

Expenses

     On completion of the offering and opening of the bank, we expect we will have incurred the following expenses:

     o $700,000 in expenses of the offering and related to the formation of the holding company, which will be subtracted from the proceeds of the offering.
     o $700,000 in expenses to organize and prepare to open Tidelands Bank, consisting principally of salaries, overhead, lease payments, and other operating costs, which will be charged against the income of Tidelands Bank.

     Prior to our completion of this offering, these expenses will be funded by two lines of credit we have obtained with other financial institutions. Currently, one of these lines of credit is for $750,000 at the prime rate and the other is for $200,000, also at the prime rate, which will be increased by an additional $500,000 upon our receipt of preliminary approval from the South Carolina Board of Financial Institutions. We will use the proceeds of this offering to repay amounts due under our line of credit. We anticipate that the proceeds of the offering will be sufficient to satisfy our financial needs for at least the next 12 months.

Liquidity and Interest Rate Sensitivity

     Tidelands Bank, like most banks, will depend on its net interest income for its primary source of earnings. Net interest income is roughly the difference between the interest we charge on our loans and receive from our investments, our assets, and the interest we pay on deposits, our liabilities. Movements in interest rates will cause our earnings to fluctuate. To lessen the impact of these margin swings, we intend to structure our balance sheet so that we can reprice the rates applicable to our assets and liabilities in roughly equal amounts at approximately the same time. We will manage the bank's asset mix by regularly evaluating the yield, credit quality, funding sources, and liquidity of its assets. We will manage the bank's liability mix by expanding our deposit base and converting assets to cash as necessary. If there is an imbalance in our ability to reprice assets and liabilities at any point in time, our earnings may increase or decrease with changes in the interest rate, creating interest rate sensitivity. Interest rates have historically varied widely, and we cannot control or predict them. Despite the measures we plan to take to lessen the impact of interest rate fluctuations, large moves in interest rates may decrease or eliminate our profitability.

     We believe that the minimum proceeds of $8,400,000 from the offering will satisfy the cash requirements for the first three years for both Tidelands Bancshares and Tidelands Bank. We will manage our liquidity by actively monitoring the bank's sources and uses of funds to meet cash flow requirements and maximize profits.

Capital Adequacy

     Capital adequacy for banks and bank holding companies is regulated by the South Carolina Board of Financial Institutions, the Federal Reserve Board of Governors, and the FDIC. The primary measures of capital adequacy are risk-based capital guidelines and the leverage ratio. Changes in these guidelines or in our levels of capital can affect our ability to expand and pay dividends.

Item 7.  Financial Statements
-----------------------------




                         INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Tidelands Bancshares, Inc.
Mount Pleasant, South Carolina

We have audited the accompanying balance sheet of Tidelands Bancshares, Inc. (a Company in the Development Stage) as of December 31, 2002, and related statements of operations and deficit accumulated, stockholders' equity (deficit), and cash flows for the period January 31, 2002 (inception), to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc. (a Company in the Development Stage) as of December 31, 2002, and the results of its operations and its cash flows for the period January 31, 2002 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliot Davis, LLC

Elliott Davis, LLC
Columbia, South Carolina
February 24, 2003

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

                                  Balance Sheet
                                December 31, 2002

                                     Assets

     Cash                                                                                        $      10,507
     Furniture and equipment                                                                            47,313
     Deferred stock issuance costs                                                                     212,072
     Other assets                                                                                        2,215
                                                                                                 -------------

         Total assets                                                                            $     272,107
                                                                                                 =============

                 Liabilities and Stockholders' Equity (Deficit)

Liabilities
     Lines of credit                                                                             $     711,764
     Accounts payable                                                                                  114,902
     Salaries payable                                                                                   13,125
     Interest payable                                                                                    2,050
                                                                                                 -------------
         Total liabilities                                                                             841,841
                                                                                                 -------------

Commitments and Contingencies - Notes 2, 3, 5, 6 and 7

Stockholders' Equity (Deficit)
     Preferred stock, $.01 par value, 10,000,000 shares
       authorized, none issued                                                                               -
     Common stock, $.01 par value; 10,000,000 shares
       authorized, 10 shares issued and outstanding                                                          -
     Capital surplus                                                                                       100
     Deficit accumulated in the development stage                                                     (569,834)
                                                                                                 -------------
         Total stockholders' equity (deficit)                                                         (569,734)
                                                                                                 -------------

         Total liabilities and stockholders' equity (deficit)                                    $     272,107
                                                                                                 =============


                 See accompanying notes to financial statements.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

                 Statement of Operations and Deficit Accumulated
        For the Period January 31, 2002 (Inception) to December 31, 2002


Income - rent                                         $       1,306
                                                      -------------


Expenses
     Salaries                                               260,369
     Application and license fee                             25,000
     Insurance                                               24,829
     Interest                                                11,316
     Postage and printing                                     9,667
     Utilities                                                5,145
     Telephone                                                7,383
     Professional fees                                      140,202
     Office supplies                                          2,685
     Rent                                                    66,667
     Property taxes                                           8,381
     Other                                                    9,496
                                                      -------------
         Total expenses                                    (571,140)
                                                      -------------

Net loss and deficit accumulated                      $    (569,834)
                                                      =============-









                 See accompanying notes to financial statements.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

                   Statement of Stockholders' Equity (Deficit)

        For the Period January 31, 2002 (Inception) to December 31, 2002



                                                                                      Deficit
                                                                                   Accumulated in
                                             Common Stock            Capital       the Develop-
                                      --------------------------
                                          Shares       Amount         Surplus       ment Stage         Total
                                      -------------  -----------  -----------     ---------------  -------------

Issuance of common stock                         10  $         -  $          100  $             -  $         100

Net loss                                                                                 (569,834)      (569,834)
                                      -------------  -----------  --------------  ---------------  -------------

Balance, December 31, 2002                       10  $         -  $          100  $      (569,834) $    (569,734)
                                      =============  ===========  ==============  ===============  =============







                 See accompanying notes to financial statements.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

                             Statement of Cash Flows
        For the Period January 31, 2002 (Inception) to December 31, 2002


Cash flows from pre-operating activities
     Net loss and deficit accumulated                          $    (569,834)
     Other assets                                                     (2,215)
     Accounts payable                                                114,902
     Salaries payable                                                 13,125
     Interest payable                                                  2,050
                                                               -------------
         Cash used by pre-operating activities                      (441,972)
                                                               -------------

Cash flows from investing activities
     Purchases of furniture and equipment                            (47,313)
                                                               -------------

Cash flows from financing activities
     Proceeds from borrowings                                        711,764
     Proceeds from issuance of stock                                     100
     Stock issuance costs                                           (212,072)
                                                               -------------
         Cash provided by financing activities                       499,792
                                                               -------------

Cash balance at end of year                                    $      10,507
                                                               =============







                 See accompanying notes to financial statements.

                          Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization - Tidelands Bancshares, Inc. (the Company) was formed to organize
------------
and own all of the capital stock of a proposed bank (Proposed Bank) to be located in Mount Pleasant, South Carolina. The Company plans to file with the South Carolina State Board of Financial Institutions to obtain a state bank charter. The Company anticipates obtaining preliminary approval from the South Carolina Board of Financial Institutions by the end of April 2003. The Company is amending its initial Registration Statement filed with the Securities and Exchange Commission. Upon receipt of the regulatory approvals, the Proposed Bank will engage in commercial banking.

The Company initiated a stock offering on September 11, 2002, to raise a minimum of $7,500,000 by offering for sale 750,000 shares of its common stock at $10.00 per share. The Company planned to use $7,250,000 of the proceeds to capitalize the Proposed Bank. The organizers, directors, executive officers, and members of their immediate families were expected to purchase a total of 147,500 shares at an aggregate purchase price of approximately $1,475,000. Funds received from the stock offering were deposited into an escrow account at an unrelated financial institution. Proceeds received from the stock offering and deposited into the account totaled $1,348,620 at December 31, 2002.

On December 15, 2002, the Company received a response from the Office of the Comptroller of the Currency (OCC) indicating their recommendation to deny an initial application due to the fact that the President and CEO did not possess the necessary qualifications. The Organizers voted to withdraw the application with the OCC. Subsequently, the President and CEO resigned his position with the Company.

The Company hired a new president and CEO on January 21, 2003. A letter was sent to prospective shareholders who had indicated an interest in purchasing stock by returning commitment information or sending money for such purchase in January 2003. Prospective shareholders were informed of the withdrawal of the OCC application and resignation of the former President and CEO. They were told they could leave funds in the escrow account or have them returned. The Company plans to use all funds in the escrow account towards the stock offering. The Company also plans to file a revised registration statement with the Securities and Exchange Commission to reflect these changes, as well as an increase in the minimum offering to $8,400,000 for the sale of at least 840,000 shares of its common stock at $10.00 per share. Once this registration statement is declared effective, the Company plans to resume the stock offering.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises", as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

Organizational and Pre-Opening Costs - Activities since inception have consisted
------------------------------------
of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs are primarily legal fees, consulting fees, and application fees related to the incorporation and initial organization of the Proposed Bank. Pre-opening costs are primarily employees' salaries and benefits, occupancy expense, and other operational expenses related to the preparation for the Proposed Bank's opening. The organizational and pre-opening costs are being charged against the Proposed Bank's initial period operating results in accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities."

Deferred Stock Issuance costs - Deferred stock issuance costs, consisting
-----------------------------
principally of direct incremental costs of the public stock offering, will be deducted from the proceeds of the offering.


NOTE 2 - SEVERANCE AGREEMENT
----------------------------

Effective December 17, 2002, the Company entered into a severance agreement with its former President and CEO. The agreement provides for his continued salary (less applicable withholdings) for sixty days. The agreement provides for the release of his obligation under the original line of credit. The agreement also stipulates the former CEO will resell the original ten shares of stock purchased by him back to the Company. All amounts due to the former President and CEO in the form of salaries have been accrued at December 31, 2002, and are included in the accompanying statement of operations and deficit accumulated.

NOTE 3 - OPERATING LEASES
-------------------------

On April 22, 2002, the Company entered into a sublease agreement with Carolina First Bank. The term of the sublease began on May 1, 2002 and ends on April 6, 2004. Carolina First Bank has agreed to exercise its option to renew the lease for five years at the end of the initial term. Under the terms of the lease, the monthly rental payment is $8,333.33, or $100,000 per year.

Minimum future rental payments under the noncancelable operating leases are as follows:

              2003                                        $     100,000
              2004                                               25,000
                                                          -------------
                                                          $     125,000


NOTE 4 - INCOME TAXES
---------------------

As of December 31, 2002, no taxable income has been generated and therefore, no income tax provision has been included in these financial statements. A net operating loss of $569,834 is available for carryforward to offset future taxable income. The Company has elected a calendar year.


NOTE 5 - LINES OF CREDIT
------------------------

The Company has established a $750,000 line of credit with a bank to fund operating expenses during the development stage. The line is uncollateralized and has a limited guaranty by the thirteen organizers. The line bears a variable rate of interest at the prime rate (4.25 percent at December 31, 2002) and matures on March 7, 2003. Interest is due on a quarterly basis. The Company has obtained a commitment to extend this line of credit for an additional six months. As of December 31, 2002, $711,764 is outstanding on this line of credit.

Subsequent to December 31, 2002, the Company obtained an additional line of credit of $200,000 from another bank to assist in funding operating expenses during the development stage. The line is uncollateralized and has joint and several guaranties by the thirteen organizers. The line bears a variable rate of interest at the prime rate and matures April 28, 2003. Interest is due at maturity. The Company has obtained a verbal commitment to increase this line of credit up to $700,000 and to extend the original maturity date.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company has engaged a law firm to assist in preparing and filing all organizational, incorporation, and bank applications, and to assist in preparing stock offering documents and consummating the Company's initial offering. The aggregate cost of these services paid or accrued for the period January 31, 2002 through December 31, 2002 totaled $77,949.

The Company has engaged a consultant to assist in organizing the Company's capital raising efforts. The total amount paid to this consultant was $64,500 for the period January 31, 2002 to December 31, 2002. In addition, the consultant is also entitled to a bonus of $15,000 for assisting the Company in raising its minimum number of shares in the stock offering. This amount has been accrued in the December 31, 2002 financial statements.

The Company engaged another consultant to assist in preparing and filing all organizational applications. The aggregate cost of services, including travel and other out-of-pocket expenses, totaled $84,691 for the period January 31, 2002 through December 31, 2002. The Company does not anticipate engaging the consultant for any additional services after December 31, 2002.

NOTE 7 - EMPLOYMENT CONTRACTS
-----------------------------

Tidelands Bancshares, Inc. intends to enter into three-year employment contracts with its new President and Chief Executive Officer and its Senior Vice President and Senior Lending Officer. At the end of each day, subject to certain conditions, the contracts shall be extended for an additional day so that the remaining term of the contracts will be three years. The contract for the President provides that he will receive an initial annual salary of $1,000 per month until the Bank opens for business and then a salary of $95,000 during the first year the Bank is open. The contract for the Senior Vice President provides for an annualized salary of $67,500 until the Bank opens for business and then an annual salary of $95,000.

After the Bank has been open for business for one year, the President will receive an annual salary of $150,000 and the Senior Vice President will continue to receive his annual salary of $95,000.


NOTE 8 - SUBSEQUENT EVENTS
--------------------------

As mentioned, the Company hired a new President and CEO on January 21, 2003. The Company filed new applications with the South Carolina State Board of Financial Institutions and Federal Deposit Insurance Corporation on February 24, 2003.

On February 23, 2003, the new President and CEO purchased ten shares of stock from the Company.

On February 24, 2003, the Company received a verbal commitment to extend the second line of credit for an additional $500,000, subject to preliminary regulatory approvals.


Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Tourville, Simpson and Caskey, LLP (TSC), which has served as the principal independent accountant for the Registrant since June 2002, resigned from such position effective January 2, 2003. TSC's report on the financial statements of the Company for each of the years ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Our board of directors accepted TSC's resignation and approved the appointment of Elliot Davis as our new accountant at a meeting of the board of directors on January 23, 2002.

     There were no disagreements between the Company and TSC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of TSC, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

     The disclosures required by Item 304 (a) (1) (iv) (B) of Regulation S-B are not applicable.

     Elliott Davis, LLC, certified public accountants, was engaged by the Registrant on January 2, 2003, to audit the financial statements for the year ending December 31, 2002. The Registrant did not consult Elliott Davis regarding any of the matters set forth in Item 304 (a) (2) (i) or (ii) of Regulation S-B.

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The following sets forth information regarding Tidelands Bancshares' executive officers and directors as of the date of this prospectus. Our articles of incorporation provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class I at the 2003 annual meeting of shareholders, Class II at the 2004 annual meeting of shareholders, and Class III at the 2005 annual meeting of shareholders. Our executive officers serve at the discretion of our board of directors. Each of these persons has served as a director of Tidelands Bancshares since its inception on January 31, 2002, except for Mr. Robert E. Coffee who was elected as a director on February 18, 2003.

Name                                  Age       Position

Michael W. Burrell                    52        Class II Director
John N. Cagle, III, DMD               44        Class III Director
Alan D. Clemmons                      44        Class I Director
Robert E. (Chip) Coffee, Jr.          55        Class I Director, President
                                                and Chief Executive Officer
Richard L. Granger                    51        Class III Director
Dwayne Green                          33        Class II Director
Barry I. Kalinsky                     42        Class I Director
Morris Kalinsky                       78        Class III Director
Paul J. Kerwin, DVM                   41        Class II Director
Robert H. (Bobby) Mathewes, Jr.       36        Senior Vice President, and
                                                Senior Lending Officer
John T. Parker, Jr.                   39        Class III Director
Fred H. Renken                        34        Class I Director
Tanya Robinson                        49        Class II Director


     Michael W. Burrell, Class II director, has been a resident of the Charleston area since 1977. Mr. Burrell graduated from Georgia State University in 1973 and completed his graduate work and earned his Masters Degree in Education in 1978 and his Educational Specialist degree in 1983 from The Citadel Military College in Charleston, South Carolina. He has served as an elementary school principal in Summerville since 1980 and currently serves as the coordinator for federal and state programs on the district level. Mr. Burrell and his wife started a local pre-school and childcare center, Gazebo School, Inc. which has been in operation since 1977. He began the first Boy Scout Troop for the disabled in 1977. Mr. Burrell is an active member in the Summerville Sertoma Club where he has served as president, treasurer, and on-going board member since 1978. He is a member of Bethany United Methodist Church where he has taught Sunday school for both children and adults.

     John N. Cagle, III, DMD, Class III director, has been a resident of Mount Pleasant since 1979. Dr. Cagle graduated from Clemson University with Honors in 1979, with a B.S. in Zoology. In 1983, Dr. Cagle received his Doctorate of Dental Medicine from the Medical University of South Carolina, College of Dental Medicine in Charleston, South Carolina. He is a member of the American Dental Association as well as various local and state dental groups. He has had an established dental practice in the Charleston area since 1983. Dr. Cagle is active in offshore sportfishing having obtained his U.S. Coast Guard master license in 1985. He is a member of the Mt. Pleasant Presbyterian Church and a proud sponsor of local athletics East of the Cooper.

     Alan D. Clemmons, Class I director, is a native of Myrtle Beach, South Carolina. He graduated in 1982 from Coastal Carolina University's School of Business Administration. He received his juris doctorate in 1989 from the University of Minnesota. Mr. Clemmons is engaged in the practice of law with an emphasis on real estate and development with the firm of McCrackin, Barnett, Richardson and Clemmons, L.L.P., where he has practiced since 1990. He has served as a volunteer to the Boy Scouts of America for over 20 years and currently serves as vice president of administrations and president elect of the Pee Dee Area Council. He served as a volunteer to the Maya Indians from 1978 to 1980 as a lay Christian Services Missionary in Southern Mexico. Mr. Clemmons is a past member of the Horry County Planning Commission and as a liaison member of the Myrtle Beach Planning

Commission. Mr. Clemmons has been an officer of the Horry County Republican Party since 1995, and Chairman from 1997 through 2000. He was elected from the First Congressional District as a Delegate to the 2000 Republican National Convention. He is currently seeking the Republican nomination for election to the South Carolina House of Representatives, District 107.

     Robert E. (Chip) Coffee, Jr. Class I Director, President and Chief Executive Office, is a native of Camden S.C. Mr. Coffee graduated from The Citadel in 1970 with a B.S. in Business Administration. He began his banking career in the Management Training program with South Carolina National Bank in 1970. Mr. Coffee furthered his banking education and graduated from The Stonier Graduate School of Banking at Rutgers University in 1978 and The National Commercial Lending Graduate School at the University of Oklahoma, With Distinction, in 1982. In 1980 he joined the Bank of Beaufort and began the community banking phase of his career. Between 1982 and 1985, Mr. Coffee worked with the Bank of Hartsville and managed the commercial loan portfolio of that bank. In 1986, he was part of a group of investors who founded 1ST Atlantic Bank in Little River, S.C. Mr. Coffee served as president, chief executive officer, and was a director until 1ST Atlantic merged with Anchor Bank in December of 1993. He became executive vice president and chief administrative officer and was a director of Anchor Bank, operating in that capacity until Anchor Bank merged with Carolina First Bank in April of 2000. He has been retired from banking since that time. Including his stint in Beaufort, Mr. Coffee has been involved in banking along South Carolina's coast for over 17 years.

     Mr. Coffee has served on numerous boards and professional organizations including The South Carolina Bankers Association, Chairman of the South Carolina Bankers' School, The Citizens Advisory Council of the Hollings Cancer Center, The South Carolina Coastal Conservation League, DeBordieu Club, and The South Carolina State Board of Financial Institutions from 1992 until 2000. Mr. Coffee has been married to the former Betty Krell for 31 years, and they have 2 sons.

         Richard L. Granger, Class III director, is a native of Myrtle Beach, South Carolina. Mr. Granger graduated from Gardner-Webb University in 1973 with a B.S. degree in Liberal Arts Pre-law. He is president of R. Granger Development, Inc. which develops land for commercial and residential use. He is also a licensed real estate broker in South Carolina with an emphasis in commercial real estate and land sales. Mr. Granger formed R. Granger Development, Inc. in 2001 after a successful 26 year career as a mortgage banker. He founded Granger-O'Harra Mortgage in 1984 in Florence, South Carolina with partner, Robert S. O'Harra. In 1995, Mr. Granger and his partner sold the mortgage business to a local community bank holding company, and Mr. Granger continued to work for the mortgage business as president and chief executive officer under its new name, Coastal Federal Mortgage, Inc. until he began R. Granger Development, Inc. He currently serves on the Board of Trustees of the McLeod Foundation in affiliation with McLeod Health, a regional hospital serving the Pee Dee region of South Carolina. He is also chairman of the McLeod Children's Hospital Board of Advisors. Mr. Granger serves on the Executive Committee of the Foundation Board as Assistant Treasurer. He also serves on the Board of Trustees and Executive Committee for the Methodist Manor of the Pee Dee.

     Dwayne Green, Class II director, is a Charleston County native. He is the co-founding partner of Hampton Green, LLC, a law firm he started with his wife in May 2001. Mr. Green's practice focuses on insurance litigation and business law. Prior to starting his law firm, Mr. Green practiced with Buist, Moore, Smythe & McGee, P.A. Mr. Green graduated from Princeton University in 1991 with a Bachelor's degree in politics. He later graduated from the University of Iowa with a Juris Doctorate degree in 1995. Mr. Green currently serves as the chairman of the City of Charleston Board of Architectural Review and the Cannon Street YMCA. He is past president of the Charleston Lawyers Club and the 100 Black Men of Charleston, Inc. Mr. Green is an active member of the Charleston County Bar, having served on the Executive Committee for three years. Mr. Green is a member of St. Andrews Church of the Nazarene in Charleston, South Carolina.

     Barry I. Kalinsky, Class I director, is a Charleston native and the vice president of Bob Ellis Shoes, a specialty shoe store which started in 1949 and now has locations in Charleston, Charlotte, and Atlanta. Mr. Kalinsky is also a partner in Jacomo, LLC, the operating company for Bob Ellis Shoes in Charlotte. Mr. Kalinsky graduated from George Washington University in 1982 with a B.A. degree in Political Science. He received his Juris Doctorate degree from The University of South Carolina in 1985 and was admitted to the South Carolina Bar that same year. From 1985 until 1990, he was engaged in the practice of law. Since 1991, Mr. Kalinsky has worked with his family in Bob Ellis Shoes and handles the operation of the Charleston and Charlotte stores. He is a member of the South Carolina Bar. Mr. Kalinsky has served on the boards of the Charleston Symphony Orchestra, Synagogue Emanuel, and the

Charleston Jewish Federation. He has also served on the City of Charleston's Downtown Business Revitalization Commission. Barry Kalinsky is the son of Morris Kalinsky.

     Morris Kalinsky, Class III director, has been a resident of Charleston since 1949. Mr. Kalinsky graduated from the University of Georgia in 1945 with a B.S. degree in Chemistry. Since 1950, Mr. Kalinsky has been the owner of Bob Ellis Shoes, a specialty shoe store with locations in Charleston, Charlotte, and Atlanta. In 1992, he received Retailer of the Year from the Italian Footwear Association. He was also given The Man of the Year award by the National Association of Footwear in 1992 and was inducted into the Fashion Hall of Fame in 2000. Mr. Kalinsky has served on the Charleston Symphony Orchestra board of directors since 1994. He is chairman of the Jewish Federation Board and was named Man of the Year by the local Federation Board. He is currently on the Cardiology Board at the Medical University of South Carolina. He also serves on the board of directors of Emanuel Synagogue. Morris Kalinsky is the father of Barry Kalinsky.

     Paul J. Kerwin, DVM, Class II director, has been a resident of Charleston County since 1991. He graduated Magna Cum Laude from Duke University in 1984 with a B.S. degree in Mechanical Engineering and received his Doctorate of Veterinary Medicine degree from Tufts University in 1988. Dr. Kerwin has owned and operated a companion animal veterinary hospital in Goose Creek since 1991. In 1999, Dr. Kerwin also started consulting with Trident Technical College assisting in developing a Veterinary Technology Program, and now he is also a full-time faculty member and program coordinator with the college. He is active in local, state, and national veterinary and educational associations.

     Robert H. (Bobby) Mathewes, Jr. is our senior vice president and senior lending officer and is also a native of Mt. Pleasant. Mr. Mathewes graduated from the University of South Carolina in 1988 with a B.S. degree in Finance. He is also a graduate of the South Carolina Bankers School. Mr. Mathewes graduated from Leadership Charleston in 1999. He has 13 years of banking experience, 10 of which have been spent in Charleston, most recently at BB&T in Charleston as a business services officer from August 2000 to April 2002, where he was responsible for loan growth, portfolio management, and client service. He has also held positions with Southtrust Bank in Charleston from March 1997 to July 2000 as a commercial lender. Mr. Mathewes started his banking career with C&S Bank in Charleston in 1990. He worked outside of the Charleston area from 1992 until his return in 1997. Mr. Mathewes has been involved in Junior Achievement, Jaycees, and the Chamber of Commerce new membership campaign. He coaches little league soccer and baseball through the recreational department in Mt. Pleasant. He is an active member of Mt. Pleasant Presbyterian Church.

     John T. Parker, Jr., Class III director, has been a resident of Mt. Pleasant since 1986. Mr. Parker graduated from Emory at Oxford in 1984 with an Associate of Arts degree, and subsequently graduated from Emory University in 1986 with a B.A. degree in Psychology. He worked at Georgia Mental Health in Atlanta before returning to Charleston to join Parker Marine Contracting Corporation, a family owned business that manufactures, builds, and installs concrete foundation pile, bridges, deep foundations, marine utilities, and other construction services. He has been the vice president of Parker Marine for 10 years. Mr. Parker is the 2000-2002 president of the American Subcontractors Association (ASA), Charleston Chapter and he is on the board of directors for ASA of North and South Carolina. Since 1998, he has served as secretary and vice president of ASA. Mr. Parker currently serves on the Scholarship Golf Tournament and Membership Committees for ASA. He is also a volunteer parent at Whitesides Elementary School and for Camp Happy Days (a charity for children with cancer). Mr. Parker is an active member of Westminster Presbyterian Church.

     Fred H. Renken, Class I director, is a native of Charleston. He has been engaged in boat manufacturing for 15 years. Mr. Renken graduated from the College of Charleston in 1992 with a B.S. degree in Business Administration. Mr. Renken has been the president of SeaFox Boat Co., Inc. which produces 3,000 boats per year with 150 employees and annual sales of $44 million, since 1995. He is an active member of St. Matthews Lutheran Church and serves on the church council. Mr. Renken is also chairman of the Stewardship and Cemetary committees. He coaches girls basketball through a recreational league in Charleston. Mr. Renken is a member of the Charleston Country Club and the Downtown Athletic Club where he enjoys playing golf and racquetball.

     Tanya Robinson, Class II director, is a native of Summerville. Ms. Robinson graduated from Brigham Young University with a B.A. degree in Communications. She works part-time for Dorchester District Two as a Public Information Specialist, and is also the lead teacher for K-4 at Bethany Child Development Center since 1988. Ms. Robinson was elected to serve as Dorchester County's District PTA President for the 2000-2002 term. This position takes her into 19 schools to train and help local PTA units. She also has served on the state PTA Board. Ms. Robinson is a member of the Junior League of Summerville. She teaches Sunday School for the junior and senior age group at the Church of Jesus Christ of Latter Day Saints.

Item 10.  Executive Compensation

     The following table shows the cash compensation we paid to our Chief Executive Officer and President for the year ended December 2002. We do not disclose any information about our current Chief Executive Officer, Mr. Robert
E. Coffee, Jr., because he was not hired until February 2003. For more information about Mr. Coffee's anticipated compensation in 2003, please see the description of his employment agreement below. None of our executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2002.

                                                                                        Other Annual
Name and principal position         Year             Salary            Bonus            Compensation
---------------------------         ----             ------            -----            ------------

Jerry A. Vereen                     2002             $ 78,750             -             $ 2,212
     Former President and Chief
     Executive Officer of Tidelands
     Bancshares, Inc.

Employment Agreements

     Robert E. (Chip) Coffee, Jr. In February 2003, we entered into an employment agreement with Mr. Coffee, under which Mr. Coffee:

     o Serves as president and chief executive officer of Tidelands Bancshares and Tidelands Bank;

     o Is being paid $1,000 per month as an initial salary until the date that the bank opens for business. Following the opening of the bank, Mr. Coffee's base salary will increase $95,000 per year, further increase to $150,000 per year one year after the opening of the bank, and which may be increased annually by the board of directors;

     o Will be provided with an automobile and a country club membership if approved by the executive committee of the board of directors; and

     o Is eligible to receive cash bonuses upon achieving specified goals and criteria established from time to time by the board of directors.

     The agreement has a term of three years, which is extended automatically at the end of each day for an additional day so that the remaining term continues to be three years. If we terminate Mr. Coffee's employment without cause, he will be entitled to severance equal to 36 months of his then base salary. Following a change in control, if Mr. Coffee terminates his employment for good reason or within six months following a change in control, he will be entitled to severance equal to 36 months of his then base salary. During his employment and for a period of 24 months thereafter, Mr. Coffee may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining greater than a 1% passive ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

     Jerry A. Vereen. We had an employment agreement with our former Chief Executive Officer and President, Mr. Jerry A. Vereen, dated March 7, 2002 to, among other things, pay him $95,000 per year. On December 17, 2002, Mr. Vereen resigned as our Chief Executive Officer and President, and we mutually agreed to terminate his employment agreement, subject to the terms of a new severance agreement. Mr. Vereen's severance agreement provided him with 2 months salary at his then annual rate, and he was released from his personal guaranty of our line of credit with Lowcountry National Bank. We satisfied the terms of Mr. Vereen's severance agreement in February 2003.

Director Compensation

     We do not intend to pay our directors fees until the bank is profitable. However, following completion of our initial public offering, we also reserve the right to pay our directors' fees or compensate them through other means such as stock options.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number and percentage of outstanding shares of common stock we expect to be beneficially owned by the organizers and executive officers after the completion of our initial public offering. All of our organizers will serve as directors. The addresses of our organizers are the same as the address of the bank. Currently, Mr. Coffee is our only shareholder. He purchased ten shares of common stock for $10.00 per share on February 18, 2003. We will redeem this stock after the offering. This table includes shares based on the "beneficial ownership" concepts as defined by the SEC. Beneficial ownership includes spouses, minor children, and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal. The mailing address for each beneficial owner is care of Tidelands Bancshares, Inc., 875 Lowcountry Boulevard, Mt. Pleasant, South Carolina, 29464.

                                                                       Shares Anticipated to be Owned
                                                                           Following the Offering
                                                                       ------------------------------
                                                                                 Percentage of     Percentage of
         Name of Beneficial Owner                               Number         Minimum Offering   Maximum Offering
         ------------------------                               ------         ----------------   ----------------
         Organizers and Executive Officers

         Michael W. Burrell                                     10,000              1.19%              1.00%
         John N. Cagle, III, DMD                                15,000              1.79%              1.50%
         Alan D. Clemmons                                       25,000              2.98%              2.50%
         Robert E. (Chip) Coffee, Jr.                           10,000              1.19%              1.00%
         Richard L. Granger                                     10,000              1.19%              1.00%
         Dwayne Green*                                           2,500              0.30%              0.25%
         Barry I. Kalinsky*                                      5,000              0.60%              0.50%
         Morris Kalinsky                                        10,000              1.19%              1.00%
         Paul J. Kerwin, DVM                                    15,000              1.79%              1.50%
         John T. Parker, Jr.                                    10,000              1.19%              1.00%
         Fred H. Renken                                         20,000              2.38%              2.00%
         Tanya Robinson                                         10,000              1.19%              1.00%

         All organizers and executive officers as a            147,500             17.56%              14.75%
         group (13 persons)

---------------------------------
* Indicates less than 1% ownership

(1) Includes shares for which the named person:

     o   has sole voting and investment power,
     o has shared voting and investment power with a spouse or other person, or
     o holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

The table does not include shares that may be acquired by exercising options or warrants because no options or warrant are exercisable within the next 60 days.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     We have obtained lines of credit, or commitments for such lines, to fund our pre-opening expenses in the aggregate amount of $1,450,000. Each of our directors has personally guaranteed these lines of credit. Additionally, we expect to have banking and other transactions in the ordinary course of business with the organizers, directors, and officers and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such organizers, officers, or directors have a controlling interest, on substantially the same terms, including price, or interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These transactions are also restricted by our regulatory agencies, including the Federal Reserve Board. These transactions are not expected to involve more than the normal risk of collectibility or present other unfavorable features. Loans to individual directors and officers must also comply with the bank's lending policies, regulatory restrictions, and statutory lending limits, securities laws, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of our transactions with organizers or other affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of our disinterested directors.

Item 13.   Exhibits, List and Reports on Form 8-K.
--------------------------------------------------

(a)    The following documents are filed as part of this report:

3.1.   Restated Articles of Incorporation (incorporated by reference as Exhibit
       3.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

3.2. Bylaws (incorporated by reference as Exhibit 3.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

4.1. See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

4.2.   Form of certificate of common stock (incorporated by reference as Exhibit
       4.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

5.1. Opinion Regarding Legality (incorporated by reference as Exhibit 5.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.1 Employment Agreement between Tidelands Bancshares, Inc. and Jerry A. Vereen dated March 7, 2002 (incorporated by reference as Exhibit 10.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.2 Employment Agreement between Tidelands Bancshares, Inc. and Bobby Mathewes dated April 8, 2002 (incorporated by reference as Exhibit 10.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.3   Form of Stock Warrant Agreement (incorporated by reference as Exhibit
       10.3 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.4 Promissory Note dated July 22, 2002 between Lowcountry National Bank and Tidelands National Bank (incorporated by reference as Exhibit 10.4 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.5 Sub-Lease Agreement dated April 25, 2002 by and between Carolina First Bank and Tidelands Bancshares, Inc. (incorporated by reference as Exhibit
       10.5 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.6 Escrow Agreement dated August 21, 2002 between Tidelands Bancshares, Inc. and Lowcountry National Bank (incorporated by reference as Exhibit 10.6 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.7 Consulting Agreement dated July 9, 2002 between Tidelands Bancshares, Inc. and Southeast Financial Holdings, Inc. (incorporated by reference as
       Exhibit 10.7 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.8 Severance Agreement dated January 23, 2003 by and between Jerry A. Vereen and Tidelands Bancshares, Inc. (incorporated by reference as Exhibit 10.8 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.9 Form of Amended and Restated Employment Agreement between Tidelands Bancshares, Inc. and Robert H. Mathewes. (incorporated by reference as
       Exhibit 10.9 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.10 Form of Employment Agreement between Tidelands Bancshares, Inc. and Robert E. Coffee, Jr. (incorporated by reference as Exhibit 10.10 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.11 First Amendment to the Escrow Agreement dated February 26, 2003 between Tidelands Bancshares, Inc. and Lowcountry National Bank. (incorporated by reference as Exhibit 10.11 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.12 Promissory Note for Line of Credit between Tidelands Bancshares, Inc. and The Bankers Bank dated January 27, 2003. (incorporated by reference as
       Exhibit 10.12 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.13 Commitment Letter between Tidelands Bancshares, Inc. and The Bankers Bank dated February 25, 2003 (incorporated by reference as Exhibit 10.13 to the Company's Form SB-2 filed with the SEC, File No. 333- 97035).

21.1   Subsidiaries.

23.1.  Consent of Independent Public Accountants (incorporated by reference as
       Exhibit 23.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

23.2. Consent of Nelson Mullins Riley & Scarborough, L.L.P. (appears in its opinion filed as Exhibit 5.1)

24.1.  Power of Attorney (filed as part of the signature page herewith).

99.1 First letter to subscribers first mailed on January 7, 2003. (incorporated by reference as Exhibit 99.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

99.2 Second letter to subscribers first mailed on January 31, 2003. (incorporated by reference as Exhibit 99.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

(b)    Reports on Form 8-K

       The Company filed a Form 8-K on November 14, 2002 to disclose that the Chief Executive Officer, Jerry A. Vereen, and the Chief Financial Officer, John
M. Digby, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14.  Controls and Procedures
---------------------------------

     Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TIDELANDS BANCSHARES, INC.


Date:    March 19, 2003                 By:      /s/ Robert E. Coffee, Jr.
       -------------------                 ----------------------------------
                                           Robert E. Coffee, Jr.
                                           President and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert E. Coffee, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature                          Title                           Date
---------                          -----                           ----


                                   Director
------------------------------
Mike Burrell


 /s/ John N. Cagle, III, DMD       Director                     March 19, 2003
------------------------------
John N. Cagle, III, DMD


                                   Director
------------------------------
Alan D. Clemmons


 /s/ Robert E. Coffee, Jr.         Director, President,         March 19, 2003
------------------------------
Robert E. Coffee, Jr.              and Chief Executive Officer


                                   Director
------------------------------
Richard L. Granger


 /s/ Dwayne M. Green               Director                     March 19, 2003
------------------------------
Dwayne Green


 /s/ Barry I. Kalinsky             Director, Chairman           March 19, 2003
------------------------------
Barry I. Kalinsky


 /s/ Morris Kalinsky               Director                     March 19, 2003
------------------------------
Morris Kalinsky

                                   Director
------------------------------
Paul J. Kerwin, DVM


 /s/ Robert H. Mathewes            Principal Accounting and     March 19, 2003
------------------------------
Robert H. (Bobby) Mathewes         Financial Officer


 /s/ John T. Parker, Jr.           Director                     March 19, 2003
------------------------------
John T. Parker, Jr.


  /s/ Fred H. Renken               Director, Vice-Chairman      March 19, 2003
------------------------------
Fred H. Renken

                                   Director
------------------------------
Tanya Robinson

                                  EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------

3.1.     Restated Articles of Incorporation (incorporated by reference as
         Exhibit 3.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

3.2. Bylaws (incorporated by reference as Exhibit 3.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

4.1. See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

4.2. Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

5.1. Opinion Regarding Legality (incorporated by reference as Exhibit 5.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.1 Employment Agreement between Tidelands Bancshares, Inc. and Jerry A. Vereen dated March 7, 2002 (incorporated by reference as Exhibit 10.1 to the Company's Form SB-2 filed with the SEC, File No. 333- 97035).

10.2 Employment Agreement between Tidelands Bancshares, Inc. and Bobby Mathewes dated April 8, 2002 (incorporated by reference as Exhibit 10.2 to the Company's Form SB-2 filed with the SEC, File No. 333- 97035).

10.3     Form of Stock Warrant Agreement (incorporated by reference as Exhibit
         10.3 to the Company's Form SB-2 filed with the SEC, File No.
         333-97035).

10.4 Promissory Note dated July 22, 2002 between Lowcountry National Bank and Tidelands National Bank (incorporated by reference as Exhibit 10.4 to the Company's Form SB-2 filed with the SEC, File No. 333- 97035).

10.5 Sub-Lease Agreement dated April 25, 2002 by and between Carolina First Bank and Tidelands Bancshares, Inc. (incorporated by reference as
         Exhibit 10.5 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.6 Escrow Agreement dated August 21, 2002 between Tidelands Bancshares, Inc. and Lowcountry National Bank (incorporated by reference as Exhibit
         10.6 to the Company's Form SB-2 filed with the SEC, File No. 333-
         97035).

10.7 Consulting Agreement dated July 9, 2002 between Tidelands Bancshares, Inc. and Southeast Financial Holdings, Inc. (incorporated by reference as Exhibit 10.7 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.8 Severance Agreement dated January 23, 2003 by and between Jerry A. Vereen and Tidelands Bancshares, Inc. (incorporated by reference as
         Exhibit 10.8 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.9 Form of Amended and Restated Employment Agreement between Tidelands Bancshares, Inc. and Robert H. Mathewes. (incorporated by reference as
         Exhibit 10.9 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.10 Form of Employment Agreement between Tidelands Bancshares, Inc. and Robert E. Coffee, Jr. (incorporated by reference as Exhibit 10.10 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.11 First Amendment to the Escrow Agreement dated February 26, 2003 between Tidelands Bancshares, Inc. and Lowcountry National Bank. (incorporated by reference as Exhibit 10.11 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.12 Promissory Note for Line of Credit between Tidelands Bancshares, Inc. and The Bankers Bank dated January 27, 2003. (incorporated by reference as Exhibit 10.12 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.13 Commitment Letter between Tidelands Bancshares, Inc. and The Bankers Bank dated February 25, 2003 (incorporated by reference as Exhibit
         10.13 to the Company's Form SB-2 filed with the SEC, File No. 333-
         97035).

21.1     Subsidiaries.

23.1.    Consent of Independent Public Accountants (incorporated by reference as
         Exhibit 23.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

23.2. Consent of Nelson Mullins Riley & Scarborough, L.L.P. (appears in its opinion filed as Exhibit 5.1)

24.1.    Power of Attorney (filed as part of the signature page herewith).

99.1 First letter to subscribers first mailed on January 7, 2003. (incorporated by reference as Exhibit 99.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

99.2 Second letter to subscribers first mailed on January 31, 2003. (incorporated by reference as Exhibit 99.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).