Form 10KSB/A
period 2002-12-31
TIDELANDS BANCSHARES INC
filed 2003-03-31
CIK 1178409

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

         or

         Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
------
               For the transition period from ________ to ________

                        Commission file number 333-97035

                           Tidelands Bancshares, Inc.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)


       South Carolina                     6021                02-0570232
 ----------------------------   --------------------------     ----------
(State or other Jurisdiction of (Primary Standard Industrial (I.R.S. Employer
Incorporation or Organization)   Classification Code Number) Identification No.)

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
Yes    X          No
    --------         -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $1,306. As of March 30, 2003, 10 shares of Common Stock were issued and outstanding.

         No shares of the Common Stock were held by non-affiliates of the Company on March 30, 2003.

Transitional Small Business Disclosure Format.  (Check one):  Yes      No   X
                                                                 -----    -----

                                EXPLANATORY NOTE

         This 10-KSB/A is being filed to add the Section 302 certifications which were inadvertently edgarized as correspondence rather than as a part of the original 10-KSB. No other changes have been made to the original 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TIDELANDS BANCSHARES, INC.


Date:    March 28, 2003                   By:  /s/ Robert E. Coffee, Jr.
       ----------------------             ---------------------------------
                                          Robert E. Coffee, Jr.
                                          President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                            Title                           Date


----------------------------        Director
Mike Burrell

  *
----------------------------        Director
John N. Cagle, III, DMD


----------------------------        Director
Alan D. Clemmons


   *                                Director, President,        March 28, 2003
----------------------------        and Chief Executive Officer
Robert E. Coffee, Jr.


----------------------------
Richard L. Granger                  Director

*
----------------------------
Dwayne Green                        Director

*
--------------------------
Barry I. Kalinsky                   Director, Chairman

     *
--------------------------
Morris Kalinsky                     Director


--------------------------          Director
Paul J. Kerwin, DVM

     *
--------------------------          Principal Accounting and
Robert H. (Bobby) Mathewes          Financial Officer


     *            .
----------------------------        Director
John T. Parker, Jr.

     *
--------------------------
Fred H. Renken                      Director, Vice-Chairman


--------------------------
Tanya Robinson                      Director


    *                                                          March 28, 2003
--------------------------
Robert E. Coffee, Jr.
As Attorney-in-Fact

                                  Certification
I, Robert E. Coffee, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Tidelands Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003

                                          /s/ Robert E. Coffee, Jr.
                                          -------------------------
                                          Robert E. Coffee, Jr.
                                          President and Chief Executive Officer

                                  Certification

I, Robert H. Mathewes, certify that:

1. I have reviewed this annual report on Form 10-KSB of Tidelands Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
                                                   /s/ Robert H. Mathewes
                                                   ----------------------
                                                   Robert H. Mathewes
                                                   Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description


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

5.1. Opinion Regarding Legality (incorporated by reference as Exhibit 5.1 to the Company's Form SB-2 filed with the SEC, File No.333-97035).

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

10.7 Consulting Agreement dated July 9, 2002 between Tidelands Bancshares, Inc. and Southeast Financial Holdings, Inc.(incorporated by reference as Exhibit 10.7 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

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

10.12 Promissory Note for Line of Credit between Tidelands Bancshares, Inc. and The Bankers Bank dated January 27, 2003.(incorporated by reference as Exhibit 10.12 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.13 Commitment Letter between Tidelands Bancshares, Inc. and The Bankers Bank dated February 25, 2003 (incorporated by reference as Exhibit
         10.13 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

21.1 Subsidiaries (incorporated to Exhibit 21 to the Company's Form 10-KSB for the period ended December 31, 2002).

23.1. Consent of Independent Public Accountants (incorporated by reference as Exhibit 23.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

23.2.    Consent of Nelson Mullins Riley & Scarborough, L.L.P.
         (appears in its opinion filed as Exhibit 5.1)

24.1. Power of Attorney (incorporated to Exhibit 24.1 to the Company's Form 10-KSB for the period ended December 31, 2002).

99.1 First letter to subscribers first mailed on January 7, 2003. (incorporated by reference as Exhibit 99.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

99.2 Second letter to subscribers first mailed on January 31, 2003. (incorporated by reference as Exhibit 99.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).