Form 10QSB
period 2003-03-31
TIDELANDS BANCSHARES INC
filed 2003-05-15
CIK 1178409

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2003

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

            10 shares of common stock, $.01 par value on May 9, 2003

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)



                                      Index

                                                                        Page No.
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet as of March 31, 2003..........................3

         Condensed Statement of Operations and Accumulated Deficit For
           the Period January 31, 2002 (Inception) to March 31, 2003...........4

         Condensed Statement of Changes in Stockholders' Equity (Deficit)
           For the Period January 31, 2002 (Inception) to March 31, 2003.......5

         Condensed Statement of Cash Flows For the Period January 31, 2002
           (Inception) to March 31, 2003.......................................6

         Notes to Condensed Financial Statements.............................7-8

Item 2.  Management's Discussion and Analysis or Plan of Operation..........9-10

Item 3.  Controls and Procedures..............................................10

PART II. OTHER INFORMATION
--------------------------

Item 2.  Changes in Securities and Use of Proceeds............................11

Item 5.  Other Information....................................................11

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits........................................................11
         (b)  Reports on Form 8-K.............................................11

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


                                  Balance Sheet
                                 March 31, 2003

                                    Assets

  Cash                                                              $     7,585
  Furniture and equipment                                                47,313
  Deferred stock issuance costs                                         215,321
  Prepaid rent                                                            8,333
  Other assets                                                            2,215
                                                                     ----------
    Total assets                                                     $  280,767
                                                                     ==========

                        Liabilities and Stockholders' Equity

Liabilities
  Lines of credit                                                    $  950,000
  Accounts payable                                                       26,125
  Salaries payable                                                       10,938
  Interest payable                                                        2,050
                                                                     ----------
    Total liabilities                                                   989,113
                                                                     ----------

Commitments and Contingencies - Note 4

Stockholders' Equity (Deficit)
  Common stock, $.01 par value; 10,000,000 shares
   authorized; 10 shares issued and outstanding                               1
  Capital surplus                                                            99
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized; none issued and outstanding                                    -
  Deficit accumulated in the development stage                         (708,446)
                                                                     ----------
   Total stockholders' equity (deficit)                                (708,346)
                                                                     ----------

      Total liabilities and stockholders' equity (deficit)           $  280,767
                                                                     ==========




                  See notes to condensed financial statements.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


                 Statement of Operations and Accumulated Deficit
          For the Period January 31, 2002 (Inception) to March 31, 2003





Income - rent                                                        $    1,306
                                                                     ----------

Expenses
  Salaries                                                           $  327,217
  Application and license fee                                            35,000
  Insurance                                                              31,124
  Interest                                                               12,849
  Postage and printing                                                    9,932
  Utilities                                                               6,709
  Telephone                                                               9,786
  Professional fees                                                     159,389
  Office supplies                                                         4,913
  Rent                                                                   91,667
  Property taxes                                                          8,381
  Other                                                                  12,785
                                                                     ----------
    Total expenses                                                      709,752
                                                                     ----------

Net loss and accumulated deficit                                     $ (708,446)
                                                                     ==========





                  See notes to condensed financial statements.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


             Statement of Changes in Stockholders' Equity (Deficit)
          For the Period January 31, 2002 (Inception) to March 31, 2003

                                                                                       Deficit
                                                                                     Accumulated
                                             Common Stock                              in the
                                        ---------------------       Capital          Development
                                        Shares         Amount       Surplus             Stage           Total
                                        ------         ------       -------          -----------        -----
Issuance of common stock                    10         $    1       $    99          $         -        $      100

Net loss for the period
   January 31, 2002 to
   March 31, 2003                            -              -             -             (708,446)         (708,446)
                                        ------         ------       -------          -----------        ----------

Balance, March 31, 2003                     10         $    1       $    99          $  (708,446)       $ (708,346)
                                        ======         ======       =======          ===========        ==========



                  See notes to condensed financial statements.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


                             Statement of Cash Flows
          For the Period January 31, 2002 (Inception) to March 31, 2003


Cash flows from operating activities
  Net loss and accumulated deficit                                   $ (708,446)
  Other assets                                                           (2,215)
  Prepaid rent                                                           (8,333)
  Accounts payable                                                       26,125
  Salaries payable                                                       10,938
  Interest payable                                                        2,050
                                                                     ----------
  Cash used by operating activities                                    (679,881)
                                                                     ----------

Cash flows from investing activities
  Purchases of furniture and equipment                                  (47,313)
                                                                     ----------
    Cash used by investing activities                                   (47,313)
                                                                     ----------

Cash flows from financing activities
  Proceeds from borrowings                                              950,000
  Proceeds from issuance of stock                                           100
  Stock issuance costs                                                 (215,321)
                                                                     ----------
    Cash provided by financing activities                               734,779
                                                                     ----------

Cash balance at end of period                                        $    7,585
                                                                     ==========

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

                     Notes to Condensed Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization - Tidelands  Bancshares,  Inc. (the company) was formed to organize
------------
and own all of the capital stock of a proposed bank (Proposed bank) to be located in Mount Pleasant, South Carolina. The company has filed with the South Carolina State Board of Financial Institutions to obtain a state bank charter and in April 2003 obtained approval for the state charter. The company has filed an application for deposit insurance with the Federal Deposit Insurance Corporation. The company has also amended its initial Registration Statement filed with the Securities and Exchange Commission, which was declared effective on March 21, 2003. Upon receipt of the regulatory approvals, the Proposed bank will engage in commercial banking.

The company initiated a stock offering in March 2003, to raise a minimum of $8,400,000 by offering for sale 840,000 shares of its common stock at $10.00 per share. The company plans to use $7,700,000 of the proceeds to capitalize the Proposed bank. The organizers, directors, executive officers, and members of their immediate families were expected to purchase a total of 147,500 shares at an aggregate purchase price of approximately $1,475,000. Funds received from the stock offering were deposited into an escrow account at an unrelated financial institution. Proceeds received from the stock offering and deposited into the account totaled $1,688,000 at March 31, 2003.

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

Deferred  Stock  Issuance  costs - Deferred  stock  issuance  costs,  consisting
--------------------------------
principally of direct incremental costs of the public stock offering, will be deducted from the proceeds of the offering.


NOTE 2 - INCOME TAXES
---------------------

As of March 31, 2003, no taxable income has been generated and therefore, no income tax provision has been included in these financial statements. A net operating loss of $708,446 is available for carryforward to offset future taxable income. The company has elected a calendar year.


NOTE 3 - LINES OF CREDIT
------------------------

The company has established two lines of credit in the amounts of $200,000 and $750,000 with various banks to fund operating expenses during the development stage. Both lines are uncollateralized and have limited guaranties by the thirteen organizers. The lines bear a variable rate of interest at the prime rate (4.25 percent at March 31, 2003) and the $200,000 line matures on April 28, 2003, and the $750,000 line matures on July 5, 2004. Interest is due on a quarterly basis on both lines of credit. As of March 31, 2003, $950,000 is outstanding on these lines of credit.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

                          Notes to Financial Statements

NOTE 3 - LINES OF CREDIT (continued)
------------------------------------

Subsequent to March 31, 2003, the company obtained an additional line of credit of $1,000,000 from another bank to assist in funding operating expenses during the development stage. The line is uncollateralized and has joint and several guaranties by the thirteen organizers. The line bears a variable rate of interest at the prime rate minus 0.5% and matures January 3, 2004. Interest is due on a quarterly basis. A portion of the line was used to pay-off and close the $200,000 line.


NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The company has engaged a law firm to assist in preparing and filing all organizational, incorporation, and bank applications, and to assist in preparing stock offering documents and consummating the company's initial offering.

The company has engaged a consultant to assist in organizing the company's capital raising efforts. Fees are set at $15,000 per month for the term of the agreement unless terminated by the company. Once the company receives commitments for the minimum capitalization, the consultant is entitled to receive a bonus of $30,000.


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

As mentioned in Note 1, the company received approval for a state bank charter in April 2003.

As mentioned in Note 3, the company obtained an additional $1,000,000 line of credit and cancelled the $200,000 line. The total availability to borrow funds is $1,750,000 as of April 30, 2003.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


Item 2. Management's Discussion and Analysis or Plan of Operations
------------------------------------------------------------------

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

     We originally commenced our offering on September 11, 2002. We suspended our offering in January 2003 because our chief executive officer, Jerry A. Vereen, resigned when our primary bank regulators informed us that Mr. Vereen did not have their requisite bank management experience necessary to lead the bank. To remedy this deficiency, we hired a new chief executive officer, Robert
E. (Chip) Coffee, Jr., who has significant bank management expertise, as well as strong ties to the Lowcountry area and experience with de novo bank operations. Mr. Coffee also replaced Mr. Vereen as an organizer and member of our board of directors. Additionally, we withdrew our applications to form a national bank from the Office of the Comptroller of the Currency and the FDIC and filed new applications to form a South Carolina state bank with the South Carolina Board of Financial Institutions and the FDIC. Since making these changes, we have renewed our commitment to market our stock to the community.

         We will use the first $7,700,000 we raise in this offering to capitalize Tidelands Bank. This is the amount of capital we believe our banking regulators will require for us to open the bank. Approximately $7,700,000 of the capital will have to be in the form of cash, including a reserve of $700,000 to offset pre-opening and organizational expenses that will be established. The bank will use its remaining funds for working capital. We will use the remaining net proceeds of the offering at the holding company level to pay organizational and offering expenses of the holding company and to provide general working capital for the holding company.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)

Our principal activities to date have related to our organization, the conducting of our initial public offering, the pursuit of approvals from the South Carolina State Board of Financial Institutions for our application to charter the bank, and our pursuit of approvals from the FDIC for our application for deposit insurance. We are awaiting preliminary approval from the FDIC to charter the bank and for approval for deposit insurance.

At March 31, 2003, we had total assets of $280,767, consisting principally of deferred stock issuance costs of $215,321, and furniture and equipment of $47,313.

Our liabilities at March 31, 2003 were $989,113, consisting of line of credit borrowings totaling $950,000, and accrued expenses of $39,113. We had a shareholders' deficit of $708,346 at March 31, 2003.

We had a net loss of $708,446 for the period January 31, 2002 (inception) to March 31, 2003. These losses resulted from expenses incurred in connection with activities related to our organization and that of the bank. These activities included the preparation and filing of applications with bank regulators to charter the bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the bank, responding to questions and providing additional information to the regulators and the FDIC in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through our line of credit described above.

We intend to devote the next three to four months conducting the offering, completing the organization of the bank, and organizing and developing our business activities. These organizational activities will include, with respect to the bank, completing all required steps for final approval from the South Carolina State Board of Financial Institutions and FDIC for the bank to open for business, hiring qualified personnel to work in the bank, conducting public relations activities on behalf of the bank, developing prospective business contacts for the bank and taking other actions necessary for a successful bank opening. With respect to Tidelands Bancshares, Inc., these activities will include the pursuit of approval from the Federal Reserve to become a holding company by acquiring all of the capital stock to be issued by the bank.

Through the bank, we will offer a full range of commercial banking services to individuals and small business customers in our primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the bank's primary service area. Customer deposits with the bank will be insured to the maximum extent provided by law through the FDIC. The bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. We do not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

Following the offering, we believe we can satisfy future cash requirements for at least the first several years of operations and will not have to raise additional capital during the first twelve months of operations.

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

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


Part II - Other Information
---------------------------

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

Our registration statement on Form SB-2 (file no. 333-97035), which registered the shares to be sold in our initial public offering, was declared effective on September 11, 2002. The offering commenced on September 11, 2002 but was suspended in January 2003. We filed an amendment to the registration statement which was declared effective on March 21, 2003. We recommenced the offering on April 9, 2003. We plan to raise a minimum of $8,400,000 by offering for sale up to 840,000 shares of our common stock. The maximum offering size is $10,000,000, or 1,000,000 shares. We registered a total of 1,147,500 shares in the offering, and warrants for 147,500 shares. The warrants will be issued to the organizers of the bank.

We will use $7,700,000 of the proceeds to capitalize the proposed bank. The organizers, directors, executive officers, and members of their immediate families expect to purchase a total of 147,500 shares at an aggregate purchase price of approximately $1,475,000. The offering period is expected to expire on July 31, 2003 but may be extended up to April 30, 2004.

Through March 31, 2003, we incurred $215,321 in expenses in connection with the proposed issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

As of March 31, 2003, we had received subscriptions for $1,688,000 in the offering. We have not broken escrow and have not yet issued any shares or received any net proceeds in the offering.


Item 5.  Other Information
--------------------------

Alan W. Jackson joined us as our new chief financial officer on May 1, 2003.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)   Exhibits:

Exhibit Number             Description
99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The following report was filed on Form 8-K during the quarter ended March 31, 2003.

         99.1 The company filed a Form 8-K on January 7, 2003 and a Form 8-K/A on January 23, 2003 regarding the resignation of Tourville, Simpson, and Caskey, LLP as the company's certifying accountant and the engagement of Elliott Davis, LLC, certified public accountants, to audit the company's financial statements for the year ending December 31, 2002.

         99.2 The company filed a Form 8-K on March 27, 2003 to disclose that the Chief Executive Officer, Robert E. Coffee, Jr., and the Principal Accounting Officer, Robert H. Mathewes, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    By: /s/ ROBERT E. COFEE, JR.
                                       -----------------------------------
                                       Robert E. Coffee, Jr.
                                       President and Chief Executive Officer

    Date:  May 13, 2003             By: /s/ ALAN W. JACKSON
                                       -----------------------------------
                                       Alan W. Jackson
                                       Chief Financial Officer

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


                                 CERTIFICATIONS

I, Robert E. Coffee, Jr., certify that:

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



     Date: May 13, 2003            By: /s/ ROBERT E. COFEE, JR.
                                      ------------------------------------
                                      Robert E. Coffee, Jr.
                                      President and Chief Executive Officer

                                 CERTIFICATIONS

I, Alan W. Jackson, certify that:

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




Date:  May 13, 2003                 By: /s/ ALAN W. JACKSON
                                       -----------------------------------
                                       Alan W. Jackson
                                       Chief Financial Officer

                           Tidelands Bancshares, Inc.
                      (A Company in the Development Stage)


                                  EXHIBIT INDEX

Exhibit Number             Description

99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.