Form 10QSB
period 2003-06-30
TIDELANDS BANCSHARES INC
filed 2003-08-19
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-97035

TIDELANDS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	02-0570232
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

875 Lowcountry Blvd
Mount Pleasant, SC 29464
(Address of principal executive offices, including zip code)

(843) 388-8433
(Registrant's telephone number, including area code)

          State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

10 shares of common stock, $.01 par value on July 31, 2003

Transitional Small Business Disclosure Format (check one): Yes      No  X

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheet as of June 30, 2003	3

Condensed Statements of Operations and Accumulated Deficit	4

Condensed Statement of Shareholders' Equity (Deficit) For the Period
January 31, 2002 (Inception) to June 30, 2003	5

Condensed Statements of Cash Flows	6

Notes to Condensed Financial Statements	7-8

Item 2. Management's Discussion and Analysis or Plan of Operation	9-10

Item 3. Controls and Procedures	10

PART II. - OTHER INFORMATION

Item 2. Changes in Securiteis and Use of Proceeds	11

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits	11

(b) Reports on Form 8-K	11

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Balance Sheet
June 30, 2003

ASSETS
Cash	$95,853
Furniture and equipment	69,522
Deferred stock issuance costs	342,393
Prepaid rent	8,333
Other assets	2,215

Total assets	$518,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Lines of credit	$1,266,195
Accounts payable	89,124
Salaries payable	21,875
Interest payable	7,255

Total liabilities	1,384,449

Commitments and Contingencies - Note 4

Stockholders' Equity (Deficit)
Common stock, $.01 par value; 10,000,000 shares
authorized; 10 shares issued and outstanding	1
Capital surplus	99
Preferred stock, $.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-
Deficit accumulated in the development stage	(866,233)

Total stockholders' equity (deficit)	(866,133)

Total liabilities and stockholders' equity (deficit)	$518,316

See notes to condensed financial statements.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Statements of Operations and Accumulated Deficit

			For the period
	For the six	For the three	January 31, 2002
	months ended	months ended	(Inception) to
	June 30, 2003	June 30, 2003	June 30, 2003
Income
Rent	$375	$375	$1,681

Expenses
Salaries	137,274	70,426	397,643
Application and license fee	10,000	-	35,000
Insurance	13,430	7,135	38,259
Interest	18,116	16,583	29,432
Postage and printing	4,938	4,673	14,605
Utilities	2,141	577	7,286
Telephone	6,499	4,096	13,882
Professional fees	31,302	12,115	171,504
Office supplies	4,737	2,509	7,422
Rent	50,200	25,200	116,867
Property taxes	-	-	8,381
Other	18,137	14,848	27,633

Total expenses	296,774	158,162	867,914

Net loss and accumulated deficit	$(296,399)	$(157,787)	$(866,233)

See notes to condensed financial statements.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Statements of Changes in Stockholders’ Equity (Deficit)
For the Period January 31, 2002 (Inception) to June 30, 2003

				Deficit
				Accumulated
				in the
	Common Stock		Capital	Development
	Shares	Amount	Surplus	Stage	Total
Issuance of common stock	10	$1	$99	$-	$100

Net loss for the period
January 31, 2002 to
June 30, 2003	-	-	-	(866,233)	(866,233)

Balance, June 30, 2003	10	$1	$99	$(866,233)	$(866,133)

See notes to condensed financial statements.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Statements of Cash Flows

		For the period
	For the	January 31, 2002
	six months ended	(Inception) to
	June 30, 2003	June 30, 2003
Cash flows from operating activities
Net loss and accumulated deficit	$(296,399)	$(866,233)
Other assets	-	(2,215)
Prepaid rent	(8,333)	(8,333)
Accounts payable	(25,778)	89,124
Salaries payable	8,750	21,875
Interest payable	5,205	7,255

Cash used by operating activities	(316,555)	(758,527)

Cash flows from investing activities
Purchases of furniture and equipment	(22,209)	(69,522)

Cash used by investing activities	(22,209)	(69,522)

Cash flows from financing activities
Proceeds from borrowings	554,431	1,266,195
Proceeds from issuance of stock	-	100
Stock issuance costs	(130,321)	(342,393)

Cash provided by financing activities	424,110	923,902

Cash balance at beginning of period	10,507	-

Cash balance at end of period	$95,853	$95,853

See notes to condensed financial statements.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Tidelands Bancshares, Inc. (the company) was formed to organize and own all of the capital stock of a proposed bank (Proposed bank) to be located in Mount Pleasant, South Carolina. The company has filed with the South Carolina State Board of Financial Institutions to obtain a state bank charter and in April 2003 obtained preliminary approval for the state charter. The company has filed an application for deposit insurance with the Federal Deposit Insurance Corporation and obtained preliminary approval in June 2003. The company has also amended its initial Registration Statement filed with the Securities and Exchange Commission, which was declared effective on March 21, 2003. The Proposed bank will engage in commercial banking.

The company initiated a stock offering in March 2003, to raise a minimum of $8,400,000 and a maximum of $10,000,000 by offering for sale up to 1,000,000 shares of its common stock at $10.00 per share. In July 2003, the company registered an additional 200,000 shares of its common stock at $10.00 per share. The company plans to use a mininum of $7,700,000 of the proceeds to capitalize the proposed bank. The organizers, directors, executive officers, and members of their immediate families were expected to purchase a total of 147,500 shares at an aggregate purchase price of approximately $1,475,000. Funds received from the stock offering have been deposited into an escrow account at an unrelated financial institution. Proceeds received from the stock offering and deposited into the account totaled $6,282,589 at June 30, 2003. As described in Note 5, as of July 31, 2003, the company had received total proceeds from the offering of $8,535,841.

The company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it devotes substantially all its efforts to establishing a new business. The company’s planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

Organizational and Pre-Opening Costs

Activities since inception have consisted of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs are primarily legal fees, consulting fees, and application fees related to the incorporation and initial organization of the Proposed bank. Pre-opening costs are primarily employees’ salaries and benefits, occupancy expense, and other operational expenses related to the preparation for the Proposed bank’s opening. The organizational and pre-opening costs are being charged against the Proposed bank’s initial period operating results in accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities.”

Deferred Stock Issuance costs

Deferred stock issuance costs, consisting principally of direct incremental costs of the public stock offering, will be deducted from the proceeds of the offering.

Note 2 — Income Taxes

As of June 30, 2003, no taxable income has been generated and therefore, no income tax provision has been included in these financial statements. A net operating loss of $866,233 is available for carryforward to offset future taxable income. The company has elected a calendar year.

Note 3 — Lines of Credit

The company has established two lines of credit in the amounts of $1,000,000 and $750,000 with various banks to fund operating expenses during the development stage. Both lines are uncollateralized and have limited guaranties by the twelve organizers. The $1,000,000 line bears a variable rate of interest at the prime rate (4.00% at June 30, 2003) minus 0.50% and matures January 23, 2004. The $750,000 line bears a rate of interest at the prime rate and matures on July 5, 2004. As of June 30, 2003, $1,266,195 is outstanding on these lines of credit.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 4 — Commitments and Contingencies

The company has engaged a law firm to assist in preparing and filing all organizational, incorporation, and bank applications, and to assist in preparing stock offering documents and consummating the company’s initial offering.

The company has engaged a consultant to assist in organizing the company’s capital raising efforts. Fees are set at $15,000 per month for the term of the agreement unless terminated by the company. Once the company receives commitments for the minimum capitalization, the consultant is entitled to receive a bonus of $30,000.

Note 5 — Subsequent Events

During July 2003, the company received proceeds from the stock offering in excess of the minimum capital target amount of $8,400,000. Actual proceeds received from the stock offering and deposited into the escrow account totaled $8,535,841 as of July 31, 2003.

On July 31, 2003, the company registered an additional 200,000 securities, bringing the total shares registered to 1,200,000.

During August 2003, the company obtained final approval from the South Carolina State Board of Financial Institutions.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Item 2. Management’s Discussion and Analysis or Plan of Operations
This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

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

We originally commenced our offering on September 11, 2002. We suspended our offering in January 2003 and recommenced the offering in April 2003. We also hired a new chief executive officer, Robert E. (Chip) Coffee, Jr., who has significant bank management expertise, as well as strong ties to the Lowcountry area and experience with de novo bank operations. Additionally, we withdrew our applications to form a national bank from the Office of the Comptroller of the Currency and the FDIC and filed new applications to form a South Carolina state bank with the South Carolina Board of Financial Institutions and the FDIC. Since making these changes, we have renewed our commitment to market our stock to the community.

We will use a minimum of the first $7,700,000 we raise in this offering to capitalize Tidelands Bank. This is the amount of capital we believe our banking regulators will require for us to open the bank. Approximately $7,700,000 of the capital will have to be in the form of cash, including a reserve of $700,000 to offset pre-opening and organizational expenses that will be established. The bank will use its remaining funds for working capital. We will use the remaining net proceeds of the offering at the holding company level to pay organizational and offering expenses of the holding company and to provide general working capital for the holding company.

Our principal activities to date have related to our organization, the conducting of our initial public offering, the pursuit of approvals from the South Carolina State Board of Financial Institutions for our application to charter the bank, our pursuit of approvals from the FDIC for our application for deposit insurance, and our pursuit of approvals from the Federal Reserve to form a holding company to own the capital stock of the proposed bank. In August 2003, we received final approval to charter our bank from the South Carolina State Board of Financial Institutions.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Item 2. Management’s Discussion and Analysis or Plan of Operations – (continued)

At June 30, 2003, we had total assets of $518,316, consisting principally of deferred stock issuance costs of $342,393, and furniture and equipment of $69,522.

Our liabilities at June 30, 2003 were $1,384,449, consisting of line of credit borrowings totaling $1,266,195. We had a shareholders’ deficit of $866,133 at June 30, 2003.

We had a net loss of $866,233 for the period January 31, 2002 (inception) to June 30, 2003. These losses resulted from expenses incurred in connection with activities related to our organization and that of the bank. These activities included the preparation and filing of applications with bank regulators to charter the bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the bank, the preparation and filing of an application with the Federal Reserve to form a holding company to own the capital stock of the bank, responding to questions and providing additional information to our regulators in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through our line of credit described above.

We intend to devote the next two to three months completing the organization of the bank and the company, and organizing and developing our business activities. These organizational activities will include, with respect to the bank, hiring qualified personnel to work in the bank, conducting public relations activities on behalf of the bank, developing prospective business contacts for the bank and taking other actions necessary for a successful bank opening. With respect to Tidelands Bancshares, Inc., these activities will include the pursuit of approval from the Federal Reserve to become a holding company by acquiring all of the capital stock to be issued by the bank.

Through the bank, we will offer a full range of commercial banking services to individuals and small business customers in our primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the bank’s primary service area. Customer deposits with the bank will be insured to the maximum extent provided by law through the FDIC. The bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. We do not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Our registration statement on Form SB-2 (file no. 333-97035), which registered the shares to be sold in our initial public offering, was declared effective on September 11, 2002. The offering commenced on September 11, 2002 but was suspended in January 2003. We filed an amendment to the registration statement which was declared effective on March 21, 2003. We recommenced the offering on April 9, 2003. On July 31, 2003, we filed another registration statement for an additional 200,000 shares or $2,000,000. We plan to raise a minimum of $8,400,000 by offering for sale up to 840,000 shares of our common stock. The maximum offering size is $12,000,000, or 1,200,000 shares.

We will use a minimum of $7,700,000 of the proceeds to capitalize the proposed bank. The organizers, directors, executive officers, and members of their immediate families expect to purchase a total of 147,500 shares at an aggregate purchase price of approximately $1,475,000. The offering period expired on July 31, 2003 but may be extended up to April 30, 2004.

Through June 30, 2003, we incurred $342,393 in expenses in connection with the proposed issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company.

As of June 30, 2003, we had received subscriptions for $6,282,589 in the offering. During July 2003, we received proceeds from the stock offering in excess of the minimum capital target amount of $8,400,000. The actual proceeds we received from the stock offering and deposited into the escrow account totaled $8,535,841 as of July 31, 2003. We have not broken escrow and have not yet issued any shares or received any net proceeds of the offering.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)     Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2003.

Items 1, 3, 4, and 5 are not applicable

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2003	By: /s/ ROBERT E. COFFEE, JR.
Robert E. Coffee, Jr.
President and Chief Executive Officer

Date: August 19, 2003	By: /s/ ALAN W. JACKSON
Alan W. Jackson
Chief Financial Officer

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Exhibit Index

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.