Form 10QSB
period 2003-09-30
TIDELANDS BANCSHARES INC
filed 2003-11-14
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2003

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,033,398 shares of common stock, par value $.01 per share, were issued and outstanding as of October 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes      No  X

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Index

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheet as of September 30, 2003	3

Condensed Statements of Operations and Accumulated Deficit	4

Condensed Statement of Shareholders' Equity (Deficit) For the Period
January 31, 2002 (Inception) to September 30, 2003	5

Condensed Statements of Cash Flows	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operation	8-9

Item 3. Controls and Procedures	9

PART II. - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	10

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits	11

(b) Reports on Form 8-K	11

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Balance Sheet
September 30, 2003

Assets
Cash	$19,756
Federal funds sold	8,421,000
Furniture and equipment	448,642
Other assets	2,215

Total assets	$8,891,613

Liabilities
Notes payable	$53,100
Accounts payable	59,125

Total liabilities	112,225

Shareholders' Equity
Preferred stock, $.01 par value, 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $.01 par value, 10,000,000 shares
authorized, 1,033,398 shares issued and outstanding	10,334
Capital surplus	9,849,117
Deficit accumulated in the development stage	(1,080,063)

Total shareholders' equity	8,779,388

Total liabilities and shareholders' equity	$8,891,613

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Statements of Operations and Accumulated Deficit

			For the period
	For the nine	For the three	January 31, 2002
	months ended	months ended	(Inception) to
	September 30, 2003	September 30, 2003	September 30, 2003
Income
Interest	$16,377	$16,377	$16,377
Rent	3,900	3,525	5,206

Total income	20,277	19,902	21,583

Expenses
Salaries	265,865	128,591	526,234
Application and license fee	10,000	-	35,000
Insurance	39,392	25,962	64,221
Interest	30,848	12,732	42,164
Postage and printing	7,298	2,360	16,965
Utilities	10,938	8,797	16,083
Telephone	9,364	2,865	16,747
Professional fees	4,227	2,925	144,429
Office supplies	11,377	6,640	14,062
Rent	75,200	25,000	141,867
Property taxes	-	-	8,381
Other	65,997	47,860	75,493

Total expenses	530,506	263,732	1,101,646

Net loss and accumulated deficit	$(510,229)	$(243,830)	$(1,080,063)

See notes to condensed financial statements.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Statements of Changes in Shareholders' Equity
For the Period January 31, 2002 (Inception) to September 30, 2003

	Common Stock			Deficit Accumulated in
	Shares	Amount	Capital	The Development Stage	Total
Issuance of common stock	1,033,398	$10,334	$10,323,646	$-	$10,333,980
Costs of common stock issuance		-	(474,529)	-	(474,529)
Net loss for the period
January 31, 2002 to
September 30, 2003	-	-	-	(1,080,063)	(1,080,063)

Balance September 30, 2003	1,033,398	$10,334	$9,849,117	$(1,080,063)	$8,779,388

See notes to condensed financials statements

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Statements of Cash Flows

		For the period January
	For the nine months ended	31, 2002 (Inception) to
	September 30, 2003	September 30, 2003
Cash flows from operating activities
Net loss and accumulated deficit	$(510,229)	$(1,080,063)
Increase in other assets	-	(2,215)
(Decrease) increase in accounts payable	(55,777)	59,125
Decrease in salaries payable	(13,125)	-
Decrease in interest payable	(2,050)	-

Cash used by operating activities	(581,181)	(1,023,153)

Cash flows from investing activities
Purchase of furniture and equipment	(401,329)	(448,642)
Federal funds sold	(8,421,000)	(8,421,000)

Cash used by investing activities	(8,822,329)	(8,869,642)

Cash flows from financing activities
Net proceeds from borrowings	(658,664)	53,100
Proceeds from stock issuance	10,333,880	10,333,980
Costs of stock issuance	(262,457)	(474,529)

Cash provided by financing activities	9,422,008	9,912,551

Net increase in cash	9,249	-
Cash balance at beginning of period	10,507	-

Cash balance at end of period	$19,756	$19,756

See notes to condensed financials statements

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Notes to Condensed Financial Statements

Note 1 — Organization and Summary of Significant Accounting Policies

Organization

Tidelands Bancshares, Inc. (the Company) was formed to organize and own all of the capital stock of Tidelands Bank (the Bank) located in Mount Pleasant, South Carolina. The Company received approval from the South Carolina State Board of Financial Institutions for a state bank charter and received approval for deposit insurance from the Federal Deposit Insurance Corporation. The Company completed its public stock offering on July 31, 2003, as described in Note 4. The Bank opened for business on October 6, 2003.

As of September 30, 2003, the Company was a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, as is devoted substantially all its efforts to establishing a new business. The Company’s planned principal operations had not commenced and revenue had not been recognized from the planned principal operations as of September 30, 2003.

Organizational and Pre-Opening Costs

Activities since inception have consisted of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs are primarily legal fees, consulting fees, and application fees related to the incorporation and initial organization of the Bank. Pre-opening costs are primarily employees’ salaries and benefits, occupancy expense, and other operational expenses related to the preparation for the Bank’s opening. The organizational and pre-opening costs are being charged against the Bank’s initial period operating results in accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities.”

Note 2 — Income Taxes

As of September 30, 2003, no taxable income had been generated and therefore, no income tax provision had been included in these financial statements. A net operating loss of $1,080,063 is available for carryforward to offset future taxable income. The Company has elected a calendar year.

Note 3 — Lines of Credit

The Company established two lines of credit in the amounts of $1,000,000 and $750,000 with various banks to fund operating expenses during the development stage. As of September 30, 2003, balances on both lines had been fully paid and the lines were cancelled.

Note 4 — Shareholders Equity

The Company completed its public stock offering on July 31, 2003 and sold 1,033,398 shares at $10 per share in the stock offering. The Company received net proceeds of $9,859,451, net of offering costs of $474,529. Of the 1,033,398 shares sold in the offering, the organizers and directors of the Company purchased 186,000 shares at $10 per share with a capital investment of $1,860,000. The Company capitalized the Bank with $8,750,000 on its opening date, October 6, 2003.

Note 5 — Subsequent Events

On October 6, 2003, the Bank officially opened for business.

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

We completed our public stock offering on July 31, 2003 and sold 1,033,398 shares at $10 per share in the stock offering. We received net proceeds of $9,859,451, net of offering costs of $474,529. Of the 1,033,398 shares sold in the offering, our organizers and directors purchased 186,000 shares of common stock at $10 per share with a capital investment of $1,860,000. We capitalized the bank with $8,750,000 on October 6, 2003. We believe that the capital we have raised is sufficient to satisfy our cash requirements for the next 12 months, and that we will not need to raise additional capital during this period.

Our principal activities through September 30, 2003 related to our organization, the conducting of our initial public offering, the pursuit of approvals from the South Carolina State Board of Financial Institutions for our application to charter the bank, our pursuit of approvals from the FDIC for our application for deposit insurance, and our pursuit of approvals from the Federal Reserve to form a holding company to own the capital stock of the proposed bank. All approvals were obtained as of September 30, 2003.

Because the bank was not opened until October 6, 2003, we have no revenues from past operations in which to make a meaningful comparison. For this reason, our discussion is limited to our financial results as of September 30, 2003 only.

At September 30, 2003, we had total assets of $8,891,613, consisting principally of federal funds sold of $8,421,000 and furniture and equipment of $448,642. Federal funds sold represents funds generated from the stock offering.

Our liabilities at September 30, 2003 were $112,225, consisting of notes payable totaling $53,100, and accounts payable of $59,125. We had shareholders’ equity of $8,779,388 at September 30, 2003. Shareholders equity was comprised of $10,333,980 from the issuance of stock, less an adjustment for stock issuance costs of $474,529. This amount was offset by the net loss for the period January 31, 2002 (inception) to September 30, 2003 of $1,080,063.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Item 2. Management’s Discussion and Analysis or Plan of Operations - (continued)

We had a net loss of $1,080,063 for the period January 31, 2002 (inception) to September 30, 2003. These losses resulted from expenses incurred in connection with activities related to our organization and that of the bank. These activities included the preparation and filing of applications with bank regulators to charter the bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the bank, the preparation and filing of an application with the Federal Reserve to form a holding company to own the capital stock of the bank, responding to questions and providing additional information to our regulators in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we were in the organizational stage, we have had no operations from which to generate revenues. Operations were funded through our lines of credit described above through the close of the stock offering.

Through the bank, we are offering a full range of commercial banking services to individuals and small business customers in our primary service area. These services include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates are at rates competitive with those offered in the bank’s primary service area. Customer deposits with the bank are being insured to the maximum extent provided by law through the FDIC. The bank offers night depository and bank-by-mail services and sells travelers checks (issued by an independent entity) and cashiers checks. We do not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

              Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from our public offering. The information provided below is given as of October 6, 2003.

(1)	Our registration statement on Form SB-2 (file no. 333-97035), which registered the shares to be sold in our initial public offering, was declared effective on September 11, 2002. The offering commenced on September 11, 2002 but was suspended in January 2003. We filed a post effective amendment to the registration statement which was declared effective on March 20, 2003.

(2)	The offering commenced on April 9, 2003.

(3)	The offering closed on July 31, 2003 upon the sale of 1,033,398 shares the company had registered. The remaining 314,102 shares of common stock and 147,500 warrants registered in the offering, including the 200,000 shares issued on Form SB-2MEF, were deregistered.

(4)

(i)	The offering terminated before the sale of all of the securities registered.

(ii)	There was no underwriter for the offering. Our officers and directors sold our shares in the offering.

(iii)	Common stock and warrants convertible into common stock were the only classes of securities registered in the offering.

(iv)	An aggregate of 1,147,500 shares of common stock and 147,500 warrants were initially registered in the offering that was declared effective by the Securities and Exchange Commission on March 20, 2003. Additionally, on July 31, 2003, an additional 200,000 shares of common stock were registered on a Form SB-2MEF. The offering price for the common stock was $10 per share. A total of 1,033,398 shares the company had registered were sold in the offering for a total of $10,333,980. The remaining 314,102 shares of common stock and 147,500 warrants registered in the offering, including the 200,000 shares issued on Form SB-2MEF, were deregistered.

(v)	We incurred $474,529 in expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company.

(vi)	The net proceeds to the company after deducting the total expenses described above were $9,859,451.

(vii)	On October 6, 2003, $8,750,000 of the net proceeds of the offering were invested in our subsidiary bank; $1,080,063 was used to pay for organizational expenses of our company; and the remaining $243,219 was retained in the holding company for future working capital and capital expenditures. Of the $8,750,000 we invested in our subsidiary bank, $394,642 used to purchase equipment. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the company’s securities, and affiliates of the company, except for salaries and consulting fees paid to officers of the company and the bank in the ordinary course of business.

(viii)	The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

Item 5. Other Information

On October 6, 2003, we capitalized the bank with $8,750,000 and the bank officially opened for business.

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits —

10.1	Intercept Master Agreement for Provision of Hardware with Tidelands Bank dated July 30, 2003.

10.2	Employment Agreement by and between the company and Alan W. Jackson dated May 1, 2003.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2003.

Items 1, 3, and 4 are not applicable

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	By: /s/ ROBERT E. COFFEE, JR.
Robert E. Coffee, Jr.
President and Chief Executive Officer

Date: November 13, 2003	By: /s/ ALAN W. JACKSON
Alan W. Jackson
Chief Financial Officer

TIDELANDS BANCSHARES, INC.
(A Company in the Development Stage)

Exhibit Index

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.