Form 10KSB
period 2003-12-31
TIDELANDS BANCSHARES INC
filed 2004-03-30
CIK 1178409

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

or

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 333-97035

Tidelands Bancshares, Inc.
(Name of Small Business Issuer in Its Charter)

South Carolina	6021	02-0570232
(State or Other Jurisdiction	Primary Standard Industrial	(I.R.S. Employer
of Incorporation or Organization)	Classification Code Number)	Identification No.)

875 Lowcountry Boulevard
Mt. Pleasant, South Carolina 29464
(843) 388-8433
(Address and Telephone Number of Principal Place of Business)

___________________________

Securities registered pursuant to Section 12(b) of the Act:   None.
Securities registered pursuant to Section 12(g) of the Act:   None.

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for the year ended December 31, 2003 were $185,474.

        As of March 1, 2004, there were 1,033,398 shares of Common Stock issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of the Common Stock, excluding directors and executive officers) of the company on March 1, 2004 was $9,308,178. This calculation is based upon an estimate of the fair market value of the Common Stock of $11 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

        Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1.  Description of Business

Forward Looking Statements

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in the primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	the level of the allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that we are a new company with little operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

General

        Tidelands Bancshares, Inc. was incorporated in South Carolina in March 2002 for the purpose of operating as a bank holding company. Our wholly-owned subsidiary, Tidelands Bank, commenced business on October 6, 2003, and is primarily engaged in the business of accepting savings, demand and time deposits and providing mortgage, consumer and commercial loans to the general public.

Marketing Focus

        Tidelands Bank is a locally-owned and operated bank organized to serve consumers and small- to mid-size businesses and professional concerns. We believe that we can be successful by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach will be enthusiastically supported by the community.

Location and Service Area

        The bank engages in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals in the greater Charleston metropolitan region, with a primary focus on an area within a five mile radius of our main office in Mt. Pleasant, South Carolina. Our main office is located at 875 Lowcountry Boulevard, Mt. Pleasant, South Carolina 29464 on a major artery and provides excellent visibility for the bank. The telephone number for our office is (843) 388-8433. We plan to continue to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

        Charleston is a major tourist destination with historic significance and charm, as well as recreational attractions such as beaches and golf. Additionally, the port of Charleston is the top container cargo port on the Southeast and Gulf Coasts, and is second only to New York and New Jersey on the East Coast. Continued growth of the port’s business is expected in light of recent expansions of facilities. In our market area, the South Carolina State Ports Authority operates the Wando Terminal on the East Cooper River, which is one of the most efficient and modern container terminals in the world. An additional terminal is planned on the East Cooper River which would generate substantial jobs, housing, and continued growth in the area.

Lending Activities

        General. The bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the bank’s market area.

        Real Estate Loans. One of the primary components of the bank’s loan portfolio is loans secured by first or second mortgages on real estate. These loans generally fall into one of two categories: commercial real estate loans or construction and development loans. We also make residential real estate loans secured by first or second mortgages on real estate. Each of these categories is discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

        Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we do not advance more than regulatory limits. We require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We also require borrowers to obtain hazard insurance policies and flood insurance if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

        We have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

o	Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request.

o	Construction and Development Real Estate Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans are generally limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

o	cost overruns;
o	mismanaged construction;
o	inferior or improper construction techniques;
o	economic changes or downturns during construction;
o	a downturn in the real estate market;
o	rising interest rates which may prevent sale of the property; and
o	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

o	Residential Real Estate Loans. These loans generally have longer terms, up to 30 years. We offer fixed and adjustable rate mortgages, and we sell most or all of the residential real estate loans that we generate in the secondary market soon after we originate them. We do not intend to retain servicing rights for these loans. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.

        Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. We focus our efforts on commercial loans of less than $1,000,000 and higher amounts if we are able to bring in participating partners. Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, loan principal is typically repaid as the assets securing the loan are converted into cash, and in other cases loan principal is typically due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

        We expect to also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 and “LowDoc” programs. These loans will typically be partially guaranteed by the government which may help to reduce the bank’s risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

        Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products will typically require monthly payments of interest and a portion of the principal.

        Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans.

        We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit generally is the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, typically carry balances less than $125,000, and may extend up to 100% of the available equity of each property.

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

        Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. We will not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. We currently adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in our mortgage loan review process, but may choose to alter this policy in the future.

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the bank), in general we are subject to a loan-to-one-borrower limit. This limit will increase or decrease as the bank’s capital increases or decreases. Unless we are able to sell participations in our loans to other financial institutions, we will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Banking Services

        We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Mt. Pleasant area. In addition, we offer certain retirement account services, including IRAs. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). We solicit these accounts from individuals, businesses, and other organizations.

Other Banking Services

        We offer safe deposit boxes, cashier’s checks, banking by mail, direct deposit of payroll and social security checks, U.S. Savings Bonds, and travelers’ checks. We are associated with the Cirrus and Pulse, Intercept, and Maestro ATM networks that may be used by our customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We also offer a debit card and credit card services through a correspondent bank as an agent for the bank. We also offer other bank services, including lines of credit, 24-hour telephone banking, and PC/internet delivery. We do not expect the bank to exercise trust powers during its initial years of operation.

Market Share

        As of June 30, 2003 (the most recent date for which deposit data is available from the FDIC), there were 23 banking offices, representing 13 financial institutions, operating in Mt. Pleasant and holding over $795 million in deposits. Many of these competitors are well established in the Mt. Pleasant area. Most of them have substantially greater resources and lending limits than we have, and many of these competitors offer services, including extensive and established branch networks and trust services that we do not provide. Our competitors include large super regional and regional banks like Wachovia Bank, Bank of America, and BB&T. Nevertheless, we believe that our management team, the opportunity created by recent mergers, and the economic and demographic dynamics of our service area combined with our business strategy will allow us to gain a meaningful share of the area’s deposits.

Employees

        As of March 1, 2004, we had 16 full-time employees and one part-time employee.

SUPERVISION AND REGULATION

        Both the company and the bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA Patriot Act of 2001

        In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	Allows check truncation without making it mandatory;

o	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

o	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

o	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

o	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

o	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

        This new legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Tidelands Bancshares, Inc.

        Because it owns the outstanding capital stock of the bank, the company is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

o	banking and managing or controlling banks;
o	furnishing services to or performing services for its subsidiaries; and
o	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

        Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

o	acquiring substantially all the assets of any bank;
o	acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
o	merging or consolidating with another bank holding company.

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. We intend to register the company’s common stock under the Securities Exchange Act of 1934 prior to April 30, 2004. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends is subject to regulatory restrictions as described below in “Tidelands Bank – Dividends.” The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the company is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank’s holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

        South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We must receive the Board’s approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the company and its subsidiaries.

Tidelands Bank

        The bank operates as a South Carolina state chartered bank and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

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

        The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The FDIC requires the bank to prepare quarterly reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

        Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o	internal controls;
o	information systems and audit systems;
o	loan documentation;
o	credit underwriting;
o	interest rate risk exposure; and
o	asset quality.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. New changes have been proposed recently regarding these assessments, including an increase in the amount of the FDIC insurance, but at this time it is not possible to predict whether the changes will be implemented or what their effect would be. Generally, we expect that increases in deposit insurance premiums or changes in risk classification will increase the bank’s cost of funds, and we may not be able to pass these costs on to our customers. Although we pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

        The bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

        Dividends. The bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. See “Capital Regulations” below.

        Branching. Under current South Carolina law, we may open bank branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank may acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by banks if allowed by state law.

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary federal regulator (this is the FDIC for our bank) shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

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

A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. We are currently well capitalized; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

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

        Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.  Description of Property

        Our main office is located at 875 Lowcountry Boulevard, Mt. Pleasant, South Carolina, 29464. The building is approximately 10,000 square feet. We sub-lease this building from another financial institution. Under the terms of the lease, the monthly rental payment is $8,333.33 per month. This lease expires April 6, 2004. We are in discussions with the lessor to become the primary lessee. When the lease is restructured, future minimum non-cancelable lease payments may increase.

Item 3.  Legal Proceedings.

        We are not a party to, nor are any of our properties subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.  Market for Common Equity and Related Stockholder Matters.

        There is currently no public trading market for our common stock. The common stock of Tidelands Bancshares, Inc. is not listed on any exchange. Trading and quotations of the common stock have been limited and sporadic. The only trades of which we are aware were $11 per share. Management may not be aware of the prices at which all shares of stock have been traded. As of March 1, 2004, we had approximately 629 shareholders of record.

        The ability of Tidelands Bancshares to pay cash dividends is dependent upon receiving cash in the form of dividends from Tidelands Bank. However, certain restrictions exist regarding the ability of the bank to transfer funds to the company in the form of cash dividends. All of the bank’s dividends are subject to prior approval by the South Carolina State Board of Financial Institutions and are payable only from the undivided profits of the bank. All outstanding shares of common stock of the company are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors. To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

Item 6.   Management’s Discussion and Analysis or Plan of Operation

Selected Financial Data

The following selected financial data for the period ended December 31, 2003 is derived from the financial statements and other data of Tidelands Bancshares, Inc. The selected financial data should be read in conjunction with the financial statements of the company, including the accompanying notes, included elsewhere herein.

(Dollars in thousands)	2003
Income Statement Data:

Interest income	$169
Interest expense	72

Net interest income	97

Provision for loan losses	135

Net interest income (loss) after provision for loan losses	(38)

Noninterest income	16
Noninterest expense	1,043

Loss before income taxes	(1,065)

Income tax benefit	546

Net loss	$(519)

Balance Sheet Data:

Assets	$28,710

Earning assets	26,916

Securities (1)	6,974

Loans (2)	10,885

Allowance for loan losses	135

Deposits	13,215

Shareholders' equity	8,831

Per-Share Data:

Earnings (losses) per-share	$(1.67)

Book value (period end)	8.54

(1)	All securities are available for sale and are stated at fair value.
(2)	Loans are stated at gross amounts before allowance for loan losses.

General

Tidelands Bancshares, Inc. is a bank holding company headquartered in Mount Pleasant, South Carolina. Our subsidiary, Tidelands Bank, opened for business on October 6, 2003. The principal business activity of the bank is to provide banking services to domestic markets, principally in the Mount Pleasant, South Carolina metropolitan area. Our deposits are insured by the Federal Deposit Insurance Corporation.

We recently completed an initial public offering of our common stock in which we sold a total of 1,033,398 shares of common stock at $10.00 per share. Proceeds of the offering were used to pay organizational costs and provide the initial capital for the bank.

The following discussion describes our results of operations for 2003 as compared to 2002 and also analyzes our financial condition as of December 31, 2003 as compared to December 31, 2002. Since we did not commence banking operations until October 2003, we have omitted some of the tables that we will include in future filings, and most of the following discussion is focused on the period following the opening of the bank. Like most community banks, we expect that we will derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance (during the period the bank was open) in 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

Naturally, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Provision and Allowance for Loan Loss” section, we have included a discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the “Noninterest Income and Expense” section.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

Results of Operations

For the year ended December 31, 2003

Net interest income for the year ended December 31, 2003 was $96,720. Total interest income for the period was $169,266 and was partially offset by interest expense of $72,546. The components of interest income were from loans, including fees, of $74,127, federal funds sold of $32,799, and investment income of $62,340.

The company’s net interest spread and net interest margin were 2.23% and 2.87%, respectively, in 2003. The net interest spread and net interest margin calculations exclude interest income earned on escrow accounts and interest expense incurred on borrowings during the pre-opening period from January 1, 2003 to October 5, 2003. The largest component of average earning assets was federal funds.

The provision for loan losses was $135,000 in 2003. The charges to the provision were primarily to maintain the allowance for loan losses at a level sufficient to cover possible future losses in the loan portfolio.

Noninterest income for the year ended December 31, 2003 totaled $16,208. The largest component of noninterest income was from miscellaneous sources of other income, including credit card income and rent from a portion of our building. Fees from the origination of mortgage loans totaled $3,648 for the period. Service charges on deposit accounts totaled $283 for the year ended December 31, 2003.

Noninterest expense for the year ended December 31, 2003 totaled $1,042,717. Noninterest expenses included $530,506 in pre-opening expenses. Salaries and employee benefits totaled $523,542 for the period. Salaries included the cost of key personnel employed during the organizational period. Other operating expenses totaled $364,729 for the period. These expenses included costs associated with the first year of operations of the bank.

Our net loss for the year ended December 31, 2003 was $519,217. The net loss for the period is after the recognition of an income tax benefit of $545,572. The income tax benefit was based on an effective tax rate of 34%. The benefit was based on all expenses since the company’s inception. As stated earlier, the net loss includes pre-opening expenses of $530,506.

For the year ended December 31, 2002

Our net loss of $569,834 for the year ended December 31, 2002 consisted solely of expenses to organize the bank. These expenses consisted of other expenses of $219,262, salaries and employee benefits of $260,369, and occupancy of $80,193.

Net Interest Income

General.     For an established financial institution, the largest component of net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. This net interest income divided by average interest-earning assets represents our net interest margin.

Results of Operations – continued

Average Balances, Income and Expenses and Rates. The following tables set forth, for the period indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities and are then annualized. Average balances have been derived from the daily balances throughout the period indicated. These amounts exclude pre-opening activities for the period January 1, 2003 to October 5, 2003.

	October 6, 2003 to December 31, 2003
	Average	Income/	Yield/
	Balance	Expense	Rate
Assets:
Earning Assets:
Loans (1)	$6,144,880	$74,127	5.12%
Securities, taxable	5,797,465	62,340	4.56%
Federal funds sold	7,022,880	32,799	1.98%

Total earning assets	18,965,225	169,266	3.79%

Cash and due from banks	863,551
Premises and equipment	704,588
Other assets	77,609
Allowance for loan losses	(58,749)

Total assets	$20,552,224

Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$288,040	284.42%
Savings and money market deposits	3,108,410	13,071	1.78%
Time deposits	2,300,092	9,206	1.70%
Other borrowings	5,416,764	18,373	1.44%

Total interest-bearing liabilities	11,113,306	40,934	1.56%

Demand deposits	1,137,905
Accrued interest and other liabilities	91,751
Shareholders' equity	8,209,262

Total liabilities and shareholders' equity	$20,552,224

Net interest spread			2.23%

Net interest income		$128,332

Net interest margin (2)			2.87%

(1)	There were no loans in nonaccrual status. The effect of fees collected on loans totaling $8,351 increased the annualized yield on loans by .58% from 4.54%. The effect on the annualized yield on earning assets was an increase of .19% from 3.60%. The effect on net interest spread and net interest margin was an increase of .19% and .18% from 2.04% and 2.69%, respectively.
(2)	Interest income divided by average earning assets.

Analysis of Changes in Net Interest Income. Due to 2003 being the year of commencement, all interest income and expense is attributable to the volume of earning assets and interest-bearing liabilities, respectively.

Interest Sensitivity. We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by us is the measurement of our interest sensitivity “gap”, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

Net Interest Income – continued

The following table sets forth our interest rate sensitivity at December 31, 2003.

Interest Sensitivity Analysis

		After Three		Greater
	Within	Through	One	Than
	Three	Twelve	Through	Five
(Dollars in thousands)	Months	Months	Five Years	Years	Total
Assets
Earning Assets:
Loans	$9,025	$38	$1,745	$77	$10,885
Investment securities	-	-	-	6,974	6,974
Federal funds sold	9,057	-	-	-	9,057

Total earning assets	$18,082	$38	$1,745	$7,051	$26,916

Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Demand deposits	$518	$-	$-	$-	$518
Savings and money market deposits	5,695	-	-	-	5,695
Time deposits	218	4,638	1,115	-	5,971
Other borrowings	6,500	-	51	-	6,551

Total interest-bearing deposits	$12,931	$4,638	$1,166	$-	$18,735

Period gap	$5,151	$(4,600)	$579	$7,051	$8,181

Cumulative gap	$5,151	$551	$1,130	$8,181	$8,181

Ratio of cumulative gap
to total earning assets	19.1%	2.0%	4.2%	30.4%	30.4%

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. Other borrowings, which consist of securities sold under agreements to repurchase, are reflected at their contractual maturity date.

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive. We are cumulatively asset sensitive over all periods. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

General.     We have developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, our Board of Directors reviews and approves the appropriate level for our allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and an analysis of economic conditions in our market. The objective of management has been to fund the allowance for loan losses at approximately 1.25% of total loans outstanding until a history is established.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management’s analysis of the risk inherent in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

Our allowance for loan losses is based upon judgments and assumptions about risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing a risk grading system. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators.

Based on present information and ongoing evaluation, we consider the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not prove to be accurate. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the period ended December 31, 2003.

Allowance for Loan Losses

(Dollars in thousands)	2003
Total loans outstanding at end of period	$10,885

Average loans outstanding	$6,145

Balance of allowance for loan losses at beginning of period	$-
Net loan losses	-
Provision for loan losses	135

Balance of allowance for loan losses at end of year	$135

Allowance for loan losses to period end loans	1.24%

Nonperforming Assets

Nonperforming Assets. There were no nonperforming assets at December 31, 2003.

Our policy with respect to nonperforming assets is as follows. Accrual of interest will be discontinued on a loan when we believe, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan will generally be placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid will be reversed and deducted from current earnings as a reduction of reported interest income. No additional interest will be accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings.

Potential Problem Loans. At December 31, 2003, we had not identified any criticized or classified loans through our internal review mechanisms. The results of this internal review process are considered in determining our assessment of the adequacy of the allowance for loan losses. However, based on the prior experience of management and other new banks, we have has established the overall objective to maintain the allowance for loan losses at approximately 1.25% of total loans to provide for the risk of loss inherent in the loan portfolio.

Noninterest Income and Expense

Noninterest Income. The largest component of noninterest income was miscellaneous sources of other income including credit card income and rent from a portion of our building. Mortgage origination fees totaled $3,648 for the year ended December 31, 2003.

The following table sets forth the principal components of noninterest income for the years ended December 31, 2003.

2003
Mortgage origination fees	$3,648
Service charges on deposit accounts	283
Other income	12,277

Total noninterest income	$16,208

Noninterest Expense. Salaries and employee benefits comprised the largest component of noninterest expense which totaled $523,542 for the year ended December 31, 2003. Of this total, $265,865 related to salaries prior to the bank’s opening on October 6, 2003. Other operating expenses totaled $519,175 for the year ended December 31, 2003. Pre-opening expenses associated with forming the company accounted for $264,641 of these expenses.

The following table sets forth the primary components of noninterest expense for the year ended December 31, 2003, and for the period January 31, 2002 (inception) to December 31, 2002.

	2003	2002
Salaries and employee benefits	$523,542	$260,369
Net occupancy expense	118,991	80,193
Insurance	40,079	24,829
Application and license fees	10,000	25,000
Advertising and marketing expense	41,535	-
Office supplies, stationery and printing	27,762	8,559
Data processing	9,258	-
Professional fees	50,375	140,202
Furniture and equipment expense	35,455	-
Telephone	12,777	7,383
Postage	8,021	3,793
Other	164,922	9,496

Total noninterest expense	$1,042,717	$559,824

Earning Assets

Loans.     Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance. Loans averaged $6,144,880 in 2003. At December 31, 2003, total loans were $10,884,623.

The following table sets forth the composition of the loan portfolio by category at December 31, 2003 and highlights our general emphasis on real-estate lending.

Composition of Loan Portfolio

	December 31, 2003
		Percent of
(Dollars in thousands)	Amount	Total

Commercial and industrial	$1,863	17.1%
Real estate:
Mortgage	5,015	46.1%
Construction	3,170	29.1%
Consumer	837	7.7%

Total loans	10,885	100.0%

Allowance for loan losses	(135)

Net loans	$10,750

The largest component of loans in our loan portfolio is real estate mortgage loans. At December 31, 2003 real estate mortgage loans totaled $5,015,000 and represented 46.1% of the total loan portfolio.

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than a loan for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in our market area to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

Residential mortgage loans totaled $2,659,000 at December 31, 2003. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, totaled $4,420,000 at December 31, 2003. The demand for residential and commercial real estate loans in the market has increased due to the low interest rate environment.

Commercial and industrial loans totaled $1,863,000 at December 31, 2003 and comprised 17.1% of the total portfolio.

Our loan portfolio also includes consumer loans. At December 31, 2003, consumer loans totaled $837,000 and represented 7.7% of the total loan portfolio.

Our loan portfolio will change as we grow, and we expect that it will reflect the diversity of our market. Our home office is located in Mount Pleasant, South Carolina. We expect the area to remain stable with continued growth in the near future. The diversity of the economy creates opportunities for all types of lending. We do not engage in foreign lending.

Earning Assets – continued

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for us. The following table sets forth our loans maturing within specified intervals at December 31, 2003.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over One
		Year
December 31, 2003	One Year	Through	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total

Commercial and industrial	$1,432	$359	$72	$1,863
Real estate	2,402	4,700	1,083	8,185
Consumer and other	735	102	-	837

	$4,569	$5,161	$1,155	$10,885

Loans maturing after one year with:
Fixed interest rates				$1,172
Floating interest rates				5,144

				$6,316

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

Investment Securities. The investment securities portfolio is also a component of our total earning assets. Total securities averaged $5,797,465 in 2003. At December 31, 2003, the total securities portfolio was $6,974,212. All securities were designated as available for sale and were recorded at market value.

The following table sets forth the scheduled maturities and average yields of securities held to maturity at December 31, 2003.

Investment Securities Maturity Distribution and Yields

December 31, 2003	Over Five Years
(Dollars in thousands)	Amount	Yield

Mortgage backed securities	$6,974	4.66%

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “ – Net Interest Income – Interest Sensitivity.”

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold, averaged $7,022,880 in 2003. At December 31, 2003, short-term investments totaled $9,057,000. These funds are an important source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis. The significant balance in short-term investments was partially attributable to the investment in federal funds sold as a result of excess funds from our recently completed stock offering.

Deposits and Other Interest-Bearing Liabilities

Deposits.     Average total deposits totaled $6,834,447 during 2003. At December 31, 2003, total deposits were $13,215,289. Average interest-bearing liabilities totaled $11,113,306 in 2003.

The following table sets forth our deposits by category as of December 31, 2003.

Deposits

	December 31, 2003
		Percent of
	Amount	Deposits

Demand deposit accounts	$1,031,220	7.8%
NOW accounts	518,265	3.9%
Savings and money market accounts	5,694,983	43.1%
Time deposits less than $100	3,457,071	26.2%
Time deposits of $100 or over	2,513,750	19.0%

Total deposits	$13,215,289	100.0%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $10,701,539 at December 31, 2003.

Deposits, and particularly core deposits, have been a primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 82.4% at December 31, 2003. The maturity distribution of our time deposits over $100,000 at December 31, 2003, is set forth in the following table:

Maturities of Certificates of Deposit of $100,000 or More

After Six
	Within	After Three	Through	After
	Three	Through Six	Twelve	Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total

Certificates of deposit of $100 or more	$-	$600	$1,600	$314	$2,514

None of our time deposits over $100,000 had scheduled maturities within three months, and approximately 87.5% had maturities within twelve months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Other Borrowings. Other borrowings, which consist of securities sold under agreement to repurchase and notes payable, averaged $5,416,764 in 2003 and totaled $6,550,667 at December 31, 2003. The maximum amount at any month end was also $6,551,102 and had a weighted average interest rate during the year of 1.44%. The securities sold under agreement to repurchase are collateralized by U.S. Government agency securities.

Capital

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank (and, once we have more than $150 million in total assets, the company) must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the bank consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The bank exceeded the regulatory capital requirements at December 31, 2003 as set forth in the following table.

Analysis of Capital and Capital Ratios

December 31,	2003
(Dollars in thousands)
Tier 1 capital	$8,038
Tier 2 capital	135

Total qualifying capital	$8,173

Risk-adjusted total assets (including off-balance-sheet exposures)	$13,708

Tier 1 risk-based capital ratio	58.6%
Total risk-based capital ratio	59.6%
Tier 1 leverage ratio	42.4%

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2003, we had issued commitments to extend credit of $1,911,889 through various types of commercial lending arrangements. All of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2003.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total

Unused commitments to extend credit	$-	$-	$1,070	$1,070	$842	$1,912

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Its significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed with our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities. These accounting policies are considered to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements. Refer to the portion of this discussion that addresses the allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity Management and Capital Resources

Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, we would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities we serve.

Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We also have the ability to obtain funds from various financial institutions should the need arise.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the bank’s performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Item 7.  Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Tidelands Bancshares, Inc.
Mount Pleasant, South Carolina

We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2003 and for the period January 31, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc., as of December 31, 2003 and 2002, and the results of their operations and cash flows for the year ended December 31, 2003 and for the period January 31, 2002 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC
Elliott Davis, LLC
Columbia, South Carolina
February 4, 2004

TIDELANDS BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2003	2002

Assets:
Cash and cash equivalents:
Cash and due from banks	$448,086	$10,507
Federal funds sold	9,057,000	-

Total cash and cash equivalents	9,505,086	10,507

Securities available for sale	6,974,212	-

Loans receivable	10,884,623	-
Less allowance for loan losses	135,000	-

Loans, net	10,749,623	-

Premises, furniture and equipment, net	839,504	47,313
Accrued interest receivable	54,195	-
Deferred tax asset	529,755	-
Other assets	57,530	214,287

Total assets	$28,709,905	$272,107

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$1,031,220	$-
Interest-bearing transaction accounts	518,265	-
Savings and money market	5,694,983	-
Time deposits $100,000 and over	2,513,750	-
Other time deposits	3,457,071	-

Total deposits	13,215,289	-

Securities sold under agreements to repurchase	6,500,000	-
Other borrowings	50,667	711,764
Accrued interest payable	14,976	2,050
Other liabilities	97,868	128,027

Total liabilities	19,878,800	841,841

Commitments and contingencies (Notes 12 and 17)

Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,	-	-
none issued
Common stock, $.01 par value, 10,000,000 shares
authorized; and 1,033,398 and 10 shares issued and
outstanding at December 31, 2003 and 2002, respectively	10,334	-
Capital surplus	9,879,117	100
Retained deficit	(1,089,051)	(569,834)
Accumulated other comprehensive income	30,705	-

Total shareholders' equity	8,831,105	(569,734)

Total liabilities and shareholders' equity	$28,709,905	$272,107

        The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Consolidated Statements of Operations
For the year ended December 31, 2003 and for the
period January 31, 2002 (inception) to December 31, 2002

	2003	2002
Interest income:
Loans, including fees	$74,127	$-
Securities available for sale, taxable	62,340	-
Federal funds sold	32,799	-

Total	169,266	-

Interest expense:
Time deposits $100,000 and over	5,170	-
Other deposits	18,155	-
Other borrowings	49,221	11,316

Total	72,546	11,316

Net interest income (loss)	96,720	(11,316)

Provision for loan losses	135,000	-

Net interest loss after provision for loan losses	(38,280)	(11,316)

Noninterest income:
Service charges on deposit accounts	283	-
Residential mortgage origination fees	3,648	-
Other service fees and commissions	680	-
Other	11,597	1,306

Total noninterest income	16,208	1,306

Noninterest expenses:
Salaries and employee benefits	523,542	260,369
Net occupancy	118,991	80,193
Furniture and equipment	35,455	-
Other operating	364,729	219,262

Total noninterest expense	1,042,717	559,824

Loss before income taxes	(1,064,789)	(569,834)

Income tax benefit	(545,572)	-

Net loss	$(519,217)	$(569,834)

Earnings (losses) per share
Basic loss per share	$(1.67)	N/A

Average shares outstanding	311,435	N/A

        The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity
For the year ended December 31, 2003 and for the
period January 31, 2002 (inception) to December 31, 2002

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income	Total
Proceeds from the sale of stock	10	$-	$100	$-	$-	$100

Net loss	-	-	-	(569,834)	-	(569,834)

Balance, December 31, 2002	10	-	100	(569,834)	-	(569,734)

Retirement of stock	(10)	-	(100)	-	-	(100)

Proceeds from sale of stock	1,033,398	10,334	10,323,646	-	-	10,333,980

Stock issuance costs	-	-	(444,529)	-	-	(444,529)

Net loss	-	-	-	(519,217)	-	(519,217)

Other comprehensive income,
net of taxes of $15,818	-	-	-	-	30,705	30,705

Comprehensive loss	-	-	-	-	-	(488,512)

Balance,
December 31, 2003	1,033,398	$10,334	$9,879,117	$(1,089,051)	$30,705	$8,831,105

        The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Consolidated Statements of Cash Flows
For the year ended December 31, 2003 and for the
period January 31, 2002 (inception) to December 31, 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(519,217)	$(569,834)
Adjustments to reconcile net loss to net cash used by
operating activities:
Provision for loan losses	135,000	-
Depreciation and amortization expense	35,571	-
Discount accretion and premium amortization	412	-
Deferred income tax benefit	(545,573)	-
Increase in accrued interest receivable	(54,195)	-
Increase in accrued interest payable	12,926	2,050
Decrease (increase) in other assets	156,759	(2,215)
Increase (decrease) in other liabilities	(691,256)	128,027

Net cash used by operating activities	(1,469,573)	(441,972)

Cash flows from investing activities:
Purchases of securities available-for-sale	(7,019,687)	-
Calls and maturities of securities available-for-sale	91,584	-
Net increase in loans receivable	(10,884,623)	-
Purchase of premises, furniture and equipment	(827,762)	(47,313)

Net cash used by investing activities	(18,640,488)	(47,313)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	7,244,468	-
Net increase in certificates of deposit and
other time deposits	5,970,821	-
Net increase in securities sold under agreements
to repurchase	6,500,000	-
Issuance of common stock	10,333,980	100
Stock issuance costs	(444,529)	(212,072)
Retirement of stock	(100)	-
Proceeds from borrowings	-	711,764

Net cash provided by financing activities	29,604,640	499,792

Net increase in cash and cash equivalents	9,494,579	10,507

Cash and cash equivalents, beginning of period	10,507	-

Cash and cash equivalents, end of period	$9,505,086	$10,507

        The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Tidelands Bancshares, Inc. (the Company) was incorporated to serve as a bank holding company for its subsidiary, Tidelands Bank (the Bank). Tidelands Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston County, South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Management’s Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Significant Group Concentrations of Credit Risk – Most of the Company’s activities are with customers located within the Charleston, South Carolina metropolitan area. The types of securities in which the Company invests are discussed in Note 3. The types of lending in which the Company engages are discussed in Note 4. The Company does not have any significant concentrations to any one industry or customer.

Securities Available-for-Sale – Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Loans Receivable – Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2003, management has determined that no impairment of loans existed.

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Allowance for Loan Losses – An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Since there is prior loan loss history, management has elected to maintain the allowance for loan losses at approximately 1.25% of gross loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Residential Mortgage Loan Held-for-Sale – The Company’s residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value. Application and origination fees collected by the Company are recognized as income upon sale to the investor.

Premises, Furniture and Equipment – Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the lease. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Income Taxes – Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carryforward.

Advertising Expense – Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.

Pre-opening expenses – The activities associated with organizing the Bank were conducted in the name of the Company during the developmental stage period (January 31, 2002 to October 5, 2003).

On October 5, 2003, the close of the development stage period, the Company’s financial position was as follows:

Cash and cash equivalents	$8,440,756
Premises and equipment	448,642
Other assets	2,215
Notes payable	(53,100)
Other liabilities	(59,125)
Common stock subscription proceeds,
net of $444,529 expenses of offering	(9,859,451)

Net pre-opening expenses	$(1,080,063)

Loss Per Share – Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. At December 31, 2003, the Company had no instruments considered common stock equivalents.

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Comprehensive Income – Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows for the year ended December 31, 2003:

Unrealized gains on securities available-for-sale	$46,522
Reclassification adjustment for gains realized in net income	-

Net unrealized gains on securities	46,522

Tax effect	(15,817)

Net-of-tax amount	$30,705

Statement of Cash Flows – For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $59,620 and $11,316 for the year ended December 31, 2003 and for the period January 31, 2002 (inception) to December 31, 2002, respectively.

There were no income tax payments during the year ended December 31, 2003 or for the period January 31, 2002 (inception) to December 31, 2002.

Off-Balance-Sheet Financial Instruments – In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements – In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has no stock options; therefore, the adoption of this Statement had no impact on the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Company’s financial position or results of operations.

Risks and Uncertainties – In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

Reclassifications – Certain captions and amounts in the 2002 financial statements were reclassified to conform with the 2003 presentation.

NOTE 2 – CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions. At December 31, 2003, the requirement was met by the cash balance in the vault.

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2003
Mortgage-backed securities	$6,927,690	$46,522	$-	$6,974,212

There were no sales of securities in 2003.

The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. At December 31, 2003, all of the Company’s securities were mortgaged-backed securities and no maturity schedule is presented since paydowns are expected before contractual maturity dates.

NOTE 4 – LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

2003

Real estate - construction	$3,169,809
Real estate - mortgage	5,014,633
Commercial and industrial	1,863,276
Consumer and other	836,905

Total gross loans	$10,884,623

Transactions in the allowance for loan losses during 2003 are summarized below:

2003

Balance, beginning of year	$-
Provision charged to operations	135,000

Balance, end of year	$135,000

At December 31, 2003, the Bank had no loans in nonaccrual status. There were no loans past due ninety days or more and still accruing interest at December 31, 2003.

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Company’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in the Charleston, South Carolina metropolitan area.

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 5 – PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2003	2002

Leasehold and land improvements	$257,900	$-
Furniture and equipment	416,894	47,313
Software	200,281	-

Total	875,075	47,313
Less, accumulated depreciation	35,571	-

Premises, furniture and equipment, net	$839,504	$47,313

NOTE 6 – DEPOSITS

At December 31, 2003, the scheduled maturities of certificates of deposit were as follows:

Maturing In:	Amount
2004	$4,856,402
2005	1,041,695
2006	72,724

Total	$5,970,821

NOTE 7 – SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows for the year ended December 31, 2003:

Amount outstanding at year end	$6,500,000
Average amount outstanding during year	6,500,000
Maximum outstanding at any month-end	6,500,000
Weighted average rate paid at year-end	1.41%
Weighted average rate paid during the year	1.41%

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amount of securities underlying the agreements are book entry securities. U.S. Government agency securities with a book value of $6,928,000 and fair value of $6,974,000 at December 31, 2003 are used as collateral for the agreements.

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 8 – OTHER OPERATING EXPENSES

Other operating expenses for the year ended December 31, 2003 and for the period January 31, 2002 (inception) to December 31, 2002 are summarized below:

	2003	2002

Professional fees	$50,375	$140,202
Telephone expenses	12,777	7,383
Office supplies, stationery, and printing	27,762	8,559
Application and license fees	10,000	25,000
Insurance	40,079	24,829
Postage	8,021	3,793
Data processing	9,258	-
Other	206,457	9,496

Total	$364,729	$219,262

NOTE 9 – INCOME TAXES

Income tax expense for 2003 is summarized as follows:

2003

Current portion
Federal	$-
State	-

Total current	-

Deferred income taxes	(545,572)

Income tax benefit	$(545,572)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

December 31,
2003
Deferred tax assets:
Allowance for loan losses	$44,412
Net operating loss carryforward	343,261
Organization and start-up costs	277,096

Total deferred tax assets	664,769

Deferred tax liabilities:
Accumulated depreciation	103,380
Unrealized gain on securities available for sale	15,817

Total deferred tax liabilities	119,197

Net deferred tax asset	$545,572

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES – continued

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2003, management believes it will fully realize 100% of the Company’s deferred tax asset.

The Company has a net operating loss for income tax purposes of $739,790 as of December 31, 2003. This net operating loss expires in the year 2023.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2003 to income before income taxes follows:

2003

Tax expense (benefit) at statutory rate	$(537,657)
State income tax, net of federal income tax effect	(7,915)

Income tax benefit	$(545,572)

NOTE 10 – LEASES

The Company subleases its main branch location from another financial institution. The operating lease has an initial two-year term, which expires April 6, 2004. Under the terms of the lease, the monthly rental payment is $8,333.33, or $100,000 per year. The Company is in discussions with the lessor to become the primary lessee. If the lease is restructured, future minimum non-cancelable lease payments may increase.

Rental expense under the operating lease agreement was $91,666 and $66,667 for the years ended December 31, 2003 and 2002, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2003, the Company had related party loans totaling $2,158,048. During 2003, advances on related party loans totaled $2,165,265 and repayments were $7,217.

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 13 — LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during 2003; therefore, basic loss per share and diluted earnings per share were the same.

2003

Net loss per share - basic computation:

Net loss to common shareholders	$(519,217)

Average common shares outstanding - basic	311,435

Basic loss per share	$(1.67)

NOTE 14 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 2003, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category.

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 14 – REGULATORY MATTERS – continued

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2003.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003
Total capital (to risk-weighted assets)	$8,173,000	59.62%	$1,097,000	8.00%	$1,371,000	10.00%
Tier 1 capital (to risk-weighted assets)	$8,038,000	58.64%	$548,000	4.00%	$822,000	6.00%
Tier 1 capital (to average assets)	$8,038,000	42.39%	$758,000	4.00%	$948,000	5.00%

The Federal Reserve has similar requirements for bank holding companies. The Company is not currently subject to these requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150,000,000 in consolidated assets.

NOTE 15 – UNUSED LINES OF CREDIT

As of December 31, 2003, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $4,225,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes.

NOTE 16 – RESTRICTIONS ON DIVIDENDS, LOANS, OR ADVANCES

The ability of the Company to pay cash dividends to stockholders is dependent upon receiving cash in the form of dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds in the form of cash dividends to the Company. State chartered banks are authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board of Financial Institutions or the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last examination conducted by the State or Federal regulatory authority. Otherwise, the Bank must file an income and expense report and obtain the specific approval of the State Board.

Under Federal Reserve Board regulations, the amount of loans or advances from the banking subsidiary to the parent company are also restricted.

NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK – continued

The following table summarizes the Bank’s off-balance-sheet financial instruments whose contract amounts represent credit risk:

December 31,
2003

Commitments to extend credit	$1,911,889

There were no outstanding letters of credit at December 31, 2003.

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks – The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold – Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Securities Available-for-Sale – The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Loans receivable – For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As of December 31, 2003, the Bank had been open for 86 days. Management determined that only minor fluctuations occurred in fixed rate loans; therefore, the carrying amount of loans approximates fair values.

Deposits – The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. As of December 31, 2003, the Bank had been open for 86 days. Management determined that only minor fluctuations occurred in fixed rate certificates of deposits; therefore, the carrying amount of deposits approximates fair values.

Securities Sold Under Agreements to Repurchase – These repurchase agreements have variable rates that reprice every thirty days. Due to the minor change in interest rates, management estimates the carrying value to be a reasonable estimate of fair value.

Accrued Interest Receivable and Payable – The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments – Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 18 – FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$448,086	$448,086	$10,507	$10,507
Federal funds sold	9,057,000	9,057,000	-	-
Securities available-for-sale	6,974,212	6,972,212	-	-
Loans receivable	10,884,623	10,884,623	-	-
Accrued interest receivable	54,195	54,195	-	-

Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	$7,244,468	$7,244,468	$-	$-
Certificates of deposit and other
time deposits	5,970,821	5,970,821	-	-
Securities sold under agreements
to repurchase	6,500,000	6,500,000	-	-
Accrued interest payable	14,976	14,976	2,050	2,050

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$1,911,889	$-	$-	$-

NOTE 19 – TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Tidelands Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2003	2002
Assets
Cash	$243,177	$10,507
Due from banking subsidiary	30,000	-
Investment in banking subsidiary	8,263,395	-
Other assets	294,533	261,600

Total assets	$8,831,105	$272,107

Liabilities and shareholders' equity
Other liabilities	$-	$841,841
Shareholders' equity (deficit)	8,831,105	(569,734)

Total liabilities and shareholders' equity (deficit)	$8,831,105	$272,107

TIDELANDS BANCSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 19 – TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY) – continued

Condensed Statements of Operations
For the year ended December 31, 2003 and for the
period January 31, 2002 (inception) to December 31, 2002

	2003	2002

Income	$375	$1,306

Expenses
Other expenses	296,815	571,140

Income (loss) before income taxes and equity in
undistributed earnings of banking subsidiary	(296,440)	(569,834)

Income tax benefit	(294,533)	-

Equity in undistributed losses of banking subsidiary	(517,310)	-

Net loss	$(519,217)	$(569,834)

Condensed Statements of Cash Flows
For the year ended December 31, 2003 and for the
period January 31, 2002 (inception) to December 31, 2002

	2003	2002

Cash flows from operating activities:
Net loss	$(519,217)	$(569,834)
Adjustments to reconcile net loss to net cash
used by operating activities:
(Increase) decrease in other assets	(62,932)	(2,215)
Equity in undistributed losses of banking subsidiary	274,804	-
Pre-opening expenses transferred to the Bank	242,506	-
(Decrease) increase in other liabilities	(130,077)	130,077

Net cash used by operating activities	(194,916)	(441,972)

Cash flows from investing activities:
Purchase of Bank stock	(8,750,000)	-
Purchase of premises and equipment	-	(47,313)

Net cash used by operating activities	(8,750,000)	(47,313)

Cash flows from financing activities:
Net proceeds from borrowings	(711,765)	711,764
Issuance of common stock	10,333,980	100
Stock issuance costs	(444,529)	(212,072)
Retirement of stock	(100)	-

Net cash provided by financing activities	9,177,586	499,792

Net increase in cash and cash equivalents	232,670	10,507

Cash and cash equivalents, beginning of period	10,507	-

Cash and cash equivalents, end of period	$243,177	$10,507

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Tourville, Simpson and Caskey, L.L.P. (TSC), which served as our principal independent accountant since May 2002, resigned from such position effective January 2, 2003. TSC’s report on the financial statements of the company for the period ended June 30, 2002, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        There were no disagreements between the company and TSC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of TSC, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

        The disclosures required by Item 304(a)(1)(iv)(B) of Regulation S-B are not applicable.

        We engaged Elliott Davis, LLC, certified public accountants, on January 2, 2003 to audit the financial statements for the year ending December 31, 2002. We did not consult Elliott Davis regarding any of the matters set forth in Item 304 (a) (2) (i) or (ii) of Regulation S-B.

Item 8A.  Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Class I	Class II	Class III

Alan D. Clemmons	Michael W. Burrell	John N. Cagle, III, DMD
Robert E. "Chip" Coffee, Jr.	Dwayne M. Green	Richard L. Granger
Barry I. Kalinsky	Paul J. Kerwin, DVM	Morris Kalinsky
Fred H. Renken	Tanya D. Robinson	John T. Parker

        Michael W. Burrell, 53, has been a resident of the Charleston area since 1977. Mr. Burrell graduated from Georgia State University in 1973 and completed his graduate work and earned his Masters Degree in Education in 1978 and his Educational Specialist degree in 1983 from The Citadel Military College in Charleston, South Carolina. He has served as an elementary school principal in Summerville since 1980 and before his retirement in 2002 served as the coordinator for federal and state programs on the district level. He currently teaches handicap and non-handicap students in a homebound capacity. Mr. Burrell and his wife started a local pre-school and childcare center, Gazebo School, Inc. which has been in operation since 1977. They sold the business in 2003 in order to pursue other interests.

        His community service in the area began with the formation of the first Boy Scout Troop for the disabled in 1977. Mr. Burrell is an active member in the Summerville Sertoma Club where he has served as president, treasurer, and on-going board member since 1978. He is a member of Bethany United Methodist Church where he has taught Sunday school for both children and adults.

        John N. Cagle, III, DMD, 45, has been a resident of Mount Pleasant since 1979. Dr. Cagle graduated from Clemson University with Honors in 1979, with a B.S. in Zoology. In 1983, Dr. Cagle received his Doctorate of Dental Medicine from the Medical University of South Carolina, College of Dental Medicine in Charleston, South Carolina. He is a member of the American Dental Association as well as various local and state dental groups. He has had an established dental practice in the Charleston area since 1983. Dr. Cagle is active in offshore sportfishing having obtained his U.S. Coast Guard master license in 1985. He is a member of the Mt. Pleasant Presbyterian Church and a proud sponsor of local athletics East of the Cooper.

        Alan D. Clemmons, 45, is a native of Myrtle Beach, South Carolina. He graduated in 1982 from Coastal Carolina University’s School of Business Administration. He received his juris doctorate in 1989 from Hamline University of Saint Paul, Minnesota. Mr. Clemmons is engaged in the practice of law with an emphasis on real estate and development with the firm of McCrackin, Barnett, Richardson and Clemmons, L.L.P., where he has practiced since 1990. Mr. Clemmons is currently president of the Pee Dee Area Council of the Boy Scouts of America. He has served as a volunteer to the Boy Scouts of America for over 20 years and has served as vice president of administrations and president elect of the Pee Dee Area Council. He served as a volunteer to the Maya Indians from 1978 to 1980 as a lay Christian Services Missionary in Southern Mexico. Mr. Clemmons is a past member of the Horry County Planning Commission and as a liaison member of the Myrtle Beach Planning Commission. Mr. Clemmons has been an officer of the Horry County Republican Party since 1995, and chairman from 1997 through 2000. He was elected from the First Congressional District as a Delegate to the 2000 Republican National Convention. He was also elected from the First Congressional District as an Alternate Delegate to the 2004 Republican National Convention. Mr. Clemmons was elected as a member of the South Carolina House of Representatives in 2001. He is chairman of the House Freshman Caucus and second vice chairman of the House Judiciary Committee. Mr. Clemmons also serves as chairman of the South Carolina Interstate 73 Association.

        Robert E. (Chip) Coffee, Jr. 56, has served as a director, the president and chief executive officer of our company and our bank since February of 2003. Mr. Coffee is a native of Camden, South Carolina. Mr. Coffee graduated from The Citadel in 1970 with a B.S. in Business Administration. He began his banking career in the Management Training program with South Carolina National Bank in 1970. Mr. Coffee furthered his banking education and graduated from The Stonier Graduate School of Banking at Rutgers University in 1978 and The National Commercial Lending Graduate School at the University of Oklahoma, With Distinction, in 1982. In 1980 he joined the Bank of Beaufort and began the community banking phase of his career. Between 1982 and 1985, Mr. Coffee worked with the Bank of Hartsville and managed the commercial loan portfolio of that bank. In 1986, he was part of a group of investors who founded 1ST Atlantic Bank in Little River, S.C. Mr. Coffee served as president, chief executive officer, and was a director until 1ST Atlantic merged with Anchor Bank in December of 1993. He became executive vice president and chief administrative officer and was a director of Anchor Bank, operating in that capacity until Anchor Bank merged with Carolina First Bank in April of 2000. He has been retired from banking since that time. Including his stint in Beaufort, Mr. Coffee has been involved in banking along South Carolina’s coast for over 17 years.

        Mr. Coffee has served on numerous boards and professional organizations including The South Carolina Bankers Association, Chairman of the South Carolina Bankers’ School, The Citizens Advisory Council of the Hollings Cancer Center, The South Carolina Coastal Conservation League, DeBordieu Club, and The South Carolina State Board of Financial Institutions from 1992 until 2000. Mr. Coffee has been married to the former Betty Krell for 31 years, and they have 2 sons.

        Richard L. Granger, 52, is a native of Columbia, South Carolina. Mr. Granger graduated from Gardner-Webb University in 1973 with a B.S. degree in Liberal Arts Pre-law. He is president of R. Granger Development, Inc. which develops land for commercial and residential use. He is also a licensed real estate broker in South Carolina with an emphasis in commercial real estate and land sales. Mr. Granger formed R. Granger Development, Inc. in 2001 after a successful 26 year career as a mortgage banker. He founded Granger-O’Harra Mortgage in 1984 in Florence, South Carolina with partner, Robert S. O’Harra. In 1995, Mr. Granger and his partner sold the mortgage business to a local community bank holding company, and Mr. Granger continued to work in the mortgage business as president and chief executive officer under its new name, Coastal Financial Mortgage, Inc. until he began R. Granger Development, Inc. He currently serves on the Board of Trustees of the McLeod Foundation in affiliation with McLeod Health, a regional hospital serving the Pee Dee region of South Carolina. He has served as chairman of the McLeod Children’s Hospital Board of Advisors. Mr. Granger serves on the Executive Committee of the Foundation Board as Assistant Treasurer. He also serves on the Board of Trustees and Executive Committee for the Methodist Manor of the Pee Dee.

        Dwayne M. Green, 34, is a Charleston County native. He is the co-founding partner of Hampton Green, LLC, a law firm he started with his wife in May 2001. Mr. Green’s practice focuses on insurance litigation and business law. Prior to starting his law firm, Mr. Green practiced with Buist, Moore, Smythe & McGee, P.A. He is

Assistant Corporate Counsel for the city of Charleston and Chief Legal Counsel for the town of Awendaw. Mr. Green graduated from Princeton University in 1991 with a Bachelor's degree in politics. He later graduated from the University of Iowa with a Juris Doctorate degree in 1995. Mr. Green has served as chairman of the City of Charleston Board of Architectural Review and the Cannon Street YMCA. He is past president of the Charleston Lawyers Club and the 100 Black Men of Charleston, Inc. Mr. Green is an active member of the Charleston County Bar, having served on the Executive Committee for three years. Mr. Green is on the Board of Trustees for both the Historic Charleston Foundation and Porter-Gaud School.

        Alan W. Jackson, 42, has served as the chief financial officer of our company and our bank since May 1, 2003. Mr. Jackson graduated from West Virginia Wesleyan College in 1983 with a B.A. degree in Accounting and received a Master of Accountancy from Virginia Polytechnic Institute in 1985. Mr. Jackson furthered his banking education and graduated from the Graduate School of Banking at Colorado at the University of Colorado in 1997. Mr. Jackson began his involvement in community banking in 1984 as an auditor with KPMG. From 1988 to 1991 Mr. Jackson was employed by Security Bank and Trust Co., Salisbury, N.C. Mr. Jackson joined Community Bank and Trust Co. in Marion, N.C. in 1991 and served as the chief financial officer until it merged with Carolina First Bancshares in 1998. At the time of the merger Mr. Jackson joined a group of investors who founded High Country Bank in Boone, N.C. Mr. Jackson served as the chief financial officer and chief operations officer to High Country Bank from 1998 to 2002. From 2002 until joining us in 2003, Mr. Jackson had a consulting practice serving community banks in the areas of asset liability management, operations, technology, financial reporting and budgeting.

        Barry I. Kalinsky, 43, is a Charleston native and the vice president of Bob Ellis Shoes, a specialty shoe store which started in 1949 and now has locations in Charleston, Charlotte, and Atlanta. Mr. Kalinsky is also a partner in Jacomo, LLC, the operating company for Bob Ellis Shoes in Charlotte. Mr. Kalinsky graduated from George Washington University in 1982 with a B.A. degree in Political Science. He received his Juris Doctorate degree from The University of South Carolina in 1985 and was admitted to the South Carolina Bar that same year. From 1985 until 1990, he was engaged in the practice of law. Since 1991, Mr. Kalinsky has worked with his family in Bob Ellis Shoes and handles the operation of the Charleston and Charlotte stores. He is a member of the South Carolina Bar. Mr. Kalinsky has served on the boards of the Charleston Symphony Orchestra, Synagogue Emanuel, and the Charleston Jewish Federation. He has also served on the city of Charleston’s Downtown Business Revitalization Commission. Mr. Kalinsky is serving on the board of the Spoleto Festival. Barry Kalinsky is the son of Morris Kalinsky.

        Morris Kalinsky, 79, has been a resident of Charleston since 1949. Mr. Kalinsky graduated from the University of Georgia in 1945 with a B.S. degree in Chemistry. Since 1950, Mr. Kalinsky has been the owner of Bob Ellis Shoes, a specialty shoe store with locations in Charleston, Charlotte, and Atlanta. In 1992, he received Retailer of the Year from the Italian Footwear Association. He was also given The Man of the Year award by the National Association of Footwear in 1992 and was inducted into the Fashion Hall of Fame in 2000. Mr. Kalinsky has served on the Charleston Symphony Orchestra board of directors since 1994. He is chairman of the Jewish Federation Board and was named Man of the Year by the local Federation Board. He is currently on the Cardiology Board at the Medical University of South Carolina. He also serves on the board of directors of Emanuel Synagogue. Morris Kalinsky is the father of Barry Kalinsky.

        Paul J. Kerwin, DVM, 41, has been a resident of Charleston County since 1988. He graduated Magna Cum Laude from Duke University in 1984 with a B.S. degree in Mechanical Engineering and received his Doctorate of Veterinary Medicine degree from Tufts University in 1988. Dr. Kerwin has owned and operated a companion animal veterinary hospital in Goose Creek since 1991. In 1999, Dr. Kerwin also started consulting with Trident Technical College assisting in developing a Veterinary Technology Program, and now he is also a full-time faculty member and program coordinator with the college. He is active in local, state, and national veterinary and educational associations.

        Robert H. (Bobby) Mathewes, Jr., 37, has served as our senior vice president and senior credit officer of our bank. Mr. Mathewes is also a native of Mt. Pleasant. Mr. Mathewes graduated from the University of South Carolina in 1988 with a B.S. degree in Finance. He is also a graduate of the South Carolina Bankers School. Mr. Mathewes graduated from Leadership Charleston in 1999. He has 14 years of banking experience, 11 of which have been spent in Charleston, most recently at BB&T in Charleston as a business services officer from August 2000 to April 2002, where he was responsible for loan growth, portfolio management, and client service. He has also held positions with Southtrust Bank in Charleston from March 1997 to July 2000 as a commercial lender. Mr. Mathewes started his banking career with C&S Bank in Charleston in 1990. He worked outside of the Charleston area from 1992 until his return in 1997. Mr. Mathewes has been involved in Junior Achievement, Jaycees, and the Chamber of Commerce new

membership campaign. He coaches little league soccer and baseball through the recreational department in Mt. Pleasant. He is an active member of Mt. Pleasant Presbyterian Church.

        John T. Parker, Jr., 40, has been a resident of Mt. Pleasant since 1986. Mr. Parker graduated from Emory at Oxford in 1984 with an Associate of Arts degree, and subsequently graduated from Emory University in 1986 with a B.A. degree in Psychology. He worked at Georgia Mental Health in Atlanta before returning to Charleston to join Parker Marine Contracting Corporation, a family owned business that manufactures, builds, and installs concrete foundation pile, bridges, deep foundations, marine utilities, and other construction services. He has been the vice president of Parker Marine for 10 years. Mr. Parker was the 2000-2002 president of the American Subcontractors Association (ASA), Charleston Chapter and he is vice president of the board of directors for ASA of North and South Carolina. Since 1998, he has served as secretary and vice president of ASA. Mr. Parker currently serves on the Scholarship Golf Tournament and Membership Committees for ASA. Also, Mr. Parker serves on the Board of Directors for the Pile Driving Contractors Association of South Carolina. He is also a volunteer parent at Whitesides Elementary School and for Camp Happy Days (a charity for children with cancer).

        Fred H. Renken, 35, is a native of Charleston. He has been engaged in boat manufacturing for 15 years. Mr. Renken graduated from the College of Charleston in 1992 with a B.S. degree in Business Administration. Mr. Renken has been the president of SeaFox Boat Co., Inc., which produces 3,000 boats per year with 150 employees and annual sales of $44 million, since 1995. He is an active member of St. Matthews Lutheran Church and serves on the church council. Mr. Renken is also chairman of the Stewardship and Cemetary committees. He coaches girls basketball through a recreational league in Charleston. Mr. Renken is a member of the Charleston Country Club and the Downtown Athletic Club where he enjoys playing golf and racquetball.

        Tanya D. Robinson, 50, is a native of Summerville. Ms. Robinson graduated from Brigham Young University with a B.A. degree in Communications. She works part-time for Dorchester District Two Schools as a Public Information Specialist, and is also the lead teacher for K-4 at Bethany Child Development Center since 1988. Ms. Robinson was elected to serve as District PTA President for Dorchester and Colleton counties for the 2000-2002 term. This position took her into 21 schools to train and help local PTA units. She also has served on the state PTA Board. Ms. Robinson was elected to serve as the Community Service Chairman, overseeing community services for 25 local agencies. She is a member of the Junior League of Summerville. Ms. Robinson serves as the President of the Summerville Women’s Organization of the Church of Jesus Christ of Latter Day Saints.

        We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Therefore, our directors, executive officers, promoters and control persons are not required to comply with Section 16(a) of the Exchange Act.

Audit Committee Financial Expert

        Our audit committee has five members, Michael W. Burrell, Alan D. Clemmons, Dwayne M. Green, John T. Parker, and Tanya D. Robinson. None of the current members of the audit committee nor any other member of our board qualifies as an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service. At the present, we do not know if or when we will appoint a new board member that qualifies as an audit committee financial expert. Although none of audit committee members qualify as “financial experts” as defined in the SEC rules, each of our members has made valuable contributions to the company and its shareholders as members of the audit committee. The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

Code of Ethics

        We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public. Although we have not adopted a formal code of ethics that applies to our senior executive officers, we are developing a code that we expect will be approved by our board of directors in the near future.

Item 10.  Executive Compensation

Summary of Cash and Certain Other Compensation

        The following table shows the cash compensation we paid to our Chief Executive Officer and President for the year ended December 2003, including total annual compensation, including salary and bonus. None of our other executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2003.

Summary Compensation Table

Long-Term
Compensation
		Annual Compensation			Awards
Number of
				Other	Securities
				Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	Options	Compensation (2)

Robert E. Coffee, Jr.	2003	$31,750	-	-	-	$3,240
President and Chief
Executive Officer of the
Company and the Bank

(1)	Our executive officers of the Company also received indirect compensation in the form of certain perquisites and other personal benefits. Except as described below, the amount of such benefits received in the fiscal years shown did not exceed the lesser of either $50,000 or 10% of their annual salary and bonus.

(2)	This amount includes insurance policies which the company pays for the employee.

Employment Agreements

        In 2003, we entered into an employment agreement with Mr. Coffee as the president and chief executive officer of the company and the bank. The agreement has a term of three years, which is extended automatically at the end of each day for an additional day so that the remaining term continues to be three years. The agreement provides for a base salary of $95,000 per year, which will increase to $150,000 annually one year after the opening of the bank. Compensation is reviewed annually by the board of directors and may be increased from time to time based on the board’s recommendation. Mr. Coffee is also eligible to receive cash bonuses based upon achievement criteria established by the board of directors. If we terminate Mr. Coffee’s employment without cause, he will be entitled to severance equal to 36 months of his then base salary. Following a change in control, if Mr. Coffee terminates his employment for good reason or within six months following a change in control, he will be entitled to severance equal to 36 months of his then base salary. During his employment and for a period of 24 months thereafter, Mr. Coffee may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining greater than a 1% passive ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

Compensation of Directors and Executive Officers

Director Compensation

        Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the Board of Directors. We did not pay any directors’ fees during the last fiscal year. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAINBENEFICIAL
OWNERS AND MANAGEMENT

General

        The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 15, 2004. Unless otherwise indicated, the address of each beneficial owner is c/o Tidelands Bancshares, Inc., 875 Lowcountry Boulevard, Mt. Pleasant, South Carolina 29464.

	Number of Shares		% of Beneficial
Name	Owned (1)	Right to Acquire (2)	Ownership(3)
Mike Burrell	10,000	-	*
John Cagle	22,500	-	2.18%
Alan Clemmons	25,000	-	2.42%
Robert Coffee	20,000	-	1.94%
Richard Granger	11,000	-	1.06%
Dwayne Green	10,000	-	*
Alan Jackson	1,500	-	*
Barry Kalinsky	10,000	-	*
Morris Kalinsky	10,000	-	*
Paul Kerwin	20,000	-	1.94%
Bobby Mathewes	5,500	-	*
John Parker	10,000	-	*
Fred Renken	30,000	-	2.90%
Tanya Robinson	10,000	-	*

Executive officers, directors, and 5%
owners as a group (14 persons)	195,500	-	18.92%

*Indicates less than 1% ownership

(1)	Includes shares for which the named person:
o	has sole voting and investment power,
o	has shared voting and investment power with a spouse, or
o	holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

        Currently, there are no outstanding stock options.

(2)	Includes shares that may be acquired within the next 60 days by exercising stock options which vest by that date but does not include any other stock options. Currently, there are no outstanding stock options.

(3)	Determined by assuming the named person exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options.

Item 12.  Certain Relationships and Related Transactions

Interests of Management and Others in Certain Transactions

        We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

3.1.	Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

3.2.	Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.1.	See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.‘s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.1	Employment Agreement between Tidelands Bancshares, Inc. and Jerry A. Vereen dated March 7, 2002 (incorporated by reference as Exhibit 10.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.2	Employment Agreement between Tidelands Bancshares, Inc. and Bobby Mathewes dated April 8, 2002 (incorporated by reference as Exhibit 10.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.3	Promissory Note dated July 22, 2002 between Lowcountry National Bank and Tidelands National Bank (incorporated by reference as Exhibit 10.4 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.4	Sub-Lease Agreement dated April 25, 2002 by and between Carolina First Bank and Tidelands Bancshares, Inc. (incorporated by reference as Exhibit 10.5 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.5	Severance Agreement dated January 23, 2003 by and between Jerry A. Vereen and Tidelands Bancshares, Inc. (incorporated by reference as Exhibit 10.8 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.6	Form of Amended and Restated Employment Agreement between Tidelands Bancshares, Inc. and Robert H. Mathewes. (incorporated by reference as Exhibit 10.9 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.7	Form of Employment Agreement between Tidelands Bancshares, Inc. and Robert E. Coffee, Jr. (incorporated by reference as Exhibit 10.10 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.8	Promissory Note for Line of Credit between Tidelands Bancshares, Inc. and The Bankers Bank dated January 27, 2003. (incorporated by reference as Exhibit 10.12 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.9	Commitment Letter between Tidelands Bancshares, Inc. and The Bankers Bank dated February 25, 2003 (incorporated by reference as Exhibit 10.13 to the Company’s Form SB-2 filed with the SEC, File No. 333- 97035).

10.10	Form of Employment Agreement between Tidelands Bancshares, Inc. and Alan W. Jackson (incorporated by reference as Exhibit 10.2 to the Company’s Form 10-QSB for the period ended September 30, 2003, filed with the SEC, File No. 333-97035).

10.11	Tidelands Bancshares, Inc. 2004 Stock Incentive Plan.

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K

Reports filed on Form 8-K during the fourth quarter ended December 31, 2003. None.

Item 14.  Principal Accountant Fees and Services

Independent Certified Public Accountants

        Elliott Davis, LLC was our auditor during the fiscal year ended December 31, 2003. The board of directors has recommended Elliott Davis, LLC to continue as our independent certified public accountants for the fiscal year ending December 31, 2004. A representative of Elliott Davis, LLC will be present at the annual meeting and will be available to respond to appropriate questions and will have the opportunity to make a statement if he or she desires to do so. The following table shows the fees that we paid for services performed in fiscal years ended December 31, 2003 and 2002:

	Year Ended	*Year Ended
	December 31, 2003	December 31, 2002

Audit Fees	$10,850	$2,500
Audit-Related Fees	3,050	3,700
Tax Fees	1,500	-
All Other Fees	2,175	-

Total	$17,575	$6,200

        *2002 only includes audit fees by Elliott Davis, LLC. Audit related fees in 2002 were paid to Tourville Simpson Caskey, LLP.

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the company’s 2003 and 2002 fiscal years for the audit of the company’s consolidated annual financial statements and the review of financial statements included in the company’s quarterly reports.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal years ended December 31, 2003 and 2002. These services principally include the assistance and issuance of consents for various filings with the SEC.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of federal and state income tax returns for the company and its subsidiaries.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the fiscal years 2003 and 2002. The audit committee concluded that the provision of the non-audit services provided by Elliott Davis, LLC was compatible with maintaining the principal accountant’s independence.

Oversight of Accountants; Approval of Accounting Fees. The board of directors approves an annual budget for professional audit fees that includes all fees paid to the independent auditors.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: March 26, 2004	By: /s/ Robert E. Coffee, Jr.
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

Signature	Title	Date

/s/ Mike Burrell Mike Burrell	Director	March 26, 2004

/s/ John N. Cagle, III, DMD John N. Cagle, III, DMD	Director	March 26, 2004

/s/ Alan D. Clemmons Alan D. Clemmons	Director	March 26, 2004

/s/ Robert E. Coffee, Jr. Robert E. Coffee, Jr.	Director, President, and Chief Executive Officer	March 26, 2004

/s/ Richard L. Granger Richard L. Granger	Director	March 26, 2004

/s/Dwayne Green Dwayne Green	Director	March 26, 2004

/s/ Barry I. Kalinsky Barry I. Kalinsky	Director, Chairman	March 26, 2004

/s/ Morris Kalinsky Morris Kalinsky	Director	March 26, 2004

/s/ Paul J. Kerwin, DVM Paul J. Kerwin, DVM	Director	March 26, 2004

/s/ Alan W. Jackson Alan W. Jackson	Principal Accounting and Chief Financial Officer	March 26, 2004

/s/ John T. Parker, Jr. John T. Parker, Jr.	Director	March 26, 2004

/s/ Fred H. Renken Fred H. Renken	Director, Vice-Chairman	March 26, 2004

/s/ Tanya Robinson Tanya Robinson	Director	March 26, 2004

EXHIBIT INDEX

Exhibit
Number                     Description

3.1.	Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

3.2.	Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.1.	See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.‘s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.1	Employment Agreement between Tidelands Bancshares, Inc. and Jerry A. Vereen dated March 7, 2002 (incorporated by reference as Exhibit 10.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.2	Employment Agreement between Tidelands Bancshares, Inc. and Bobby Mathewes dated April 8, 2002 (incorporated by reference as Exhibit 10.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.3	Promissory Note dated July 22, 2002 between Lowcountry National Bank and Tidelands National Bank (incorporated by reference as Exhibit 10.4 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.4	Sub-Lease Agreement dated April 25, 2002 by and between Carolina First Bank and Tidelands Bancshares, Inc. (incorporated by reference as Exhibit 10.5 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.5	Severance Agreement dated January 23, 2003 by and between Jerry A. Vereen and Tidelands Bancshares, Inc. (incorporated by reference as Exhibit 10.8 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.6	Form of Amended and Restated Employment Agreement between Tidelands Bancshares, Inc. and Robert H. Mathewes. (incorporated by reference as Exhibit 10.9 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.7	Form of Employment Agreement between Tidelands Bancshares, Inc. and Robert E. Coffee, Jr. (incorporated by reference as Exhibit 10.10 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.8	Promissory Note for Line of Credit between Tidelands Bancshares, Inc. and The Bankers Bank dated January 27, 2003. (incorporated by reference as Exhibit 10.12 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).

10.9	Commitment Letter between Tidelands Bancshares, Inc. and The Bankers Bank dated February 25, 2003 (incorporated by reference as Exhibit 10.13 to the Company’s Form SB-2 filed with the SEC, File No. 333- 97035).

10.10	Form of Employment Agreement between Tidelands Bancshares, Inc. and Alan W. Jackson (incorporated by reference as Exhibit 10.2 to the Company’s Form 10-QSB for the period ended September 30, 2003, filed with the SEC, File No. 333-97035).

10.11	Tidelands Bancshares, Inc. 2004 Stock Incentive Plan.

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.