Form 10QSB
period 2004-03-31
TIDELANDS BANCSHARES INC
filed 2004-05-17
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission file number 000-50257

TIDELANDS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	02-0570232
(State of Incorporation)	(I.R.S. Employer Identification No.)

875 Lowcountry Blvd.
Mount Pleasant, South Carolina 29464
(Address of principal executive offices)   (Zip Code)

(843) 388-8433
(Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,033,398 shares of common stock, no par value per share on April 30, 2004

          Transitional Small Business Disclosure Format (check one): Yes      No  X

TIDELANDS BANCSHARES, INC.

Index

TIDELANDS BANCSHARES, INC.
Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$307,314	$448,086
Federal funds sold	3,376,000	9,057,000

Total cash and cash equivalents	3,683,314	9,505,086

Securities available for sale	11,414,650	6,974,212
Loans receivable	20,808,960	10,884,623
Less allowance for loan losses	255,000	135,000

Loans, net	20,553,960	10,749,623

Premises, furniture and equipment, net	812,731	839,504
Accrued interest receivable	86,009	54,195
Deferred tax asset	592,751	529,755
Other assets	105,263	57,530

Total assets	$37,248,678	$28,709,905

Liabilities
Deposits
Noninterest-bearing transaction accounts	$1,832,065	$1,031,220
Interest-bearing transaction accounts	1,349,308	518,265
Savings and money market	9,699,624	5,694,983
Time deposits $100,000 and over	3,868,629	2,513,750
Other time deposits	5,055,399	3,457,071

Total deposits	21,805,025	13,215,289

Securities sold under agreements to repurchase	6,500,000	6,500,000
Other borrowings	48,142	50,667
Accrued interest payable	49,672	14,976
Other liabilities	130,964	97,868

Total liabilities	28,533,803	19,878,800

Shareholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized;
1,033,398 shares issued and outstanding at
March 31, 2004 and December 31, 2003	10,334	10,334
Capital Surplus	9,879,117	9,879,117
Retained deficit	(1,312,537)	(1,089,051)
Accumulated other comprehensive income	137,961	30,705

Total shareholders' equity	8,714,875	8,831,105

Total liabilities and shareholders' equity	$37,248,678	$28,709,905

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Interest income
Loans, including fees	$189,395	$-
Investment securities:	-
Taxable	113,669	-
Nonmarketable equity securities	-	-
Federal funds sold	11,989	-

Total	315,053	-

Interest expense
Time deposits $100,000 and over	17,471	-
Other deposits	61,788	-
Other borrowings	23,448	1,533

Total	102,707	1,533

Net interest income (loss)	212,346	(1,533)
Provision for loan losses	120,000	-

Net interest income after provision for loan losses	92,346	(1,533)

Noninterest income
Service charges on deposit accounts	812	-
Residential mortgage origination fees	87,259	-
Other	23,114	-

Total noninterest income	111,185	-

Noninterest expenses
Salaries and employee benefits	326,951	66,848
Net occupancy	51,298	26,564
Furniture and equipment	39,115	-
Other operating	127,903	43,667

Total noninterest expense	545,267	137,079

Loss before income taxes	(341,736)	(138,612)
Income tax benefit	118,250	-

Net loss	$(223,486)	$(138,612)

Earnings per share
Basic loss per share	$(0.22)	$(13,861)

Average shares outstanding	1,033,398	10

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity
for the three months ended March 31, 2004 and 2003
(Unaudited)

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income	Total
Balance, December 31, 2002	10	$1	$99	$(569,834)	$-	$(569,734)
Net loss				(138,612)		(138,612)

Balance, March 31, 2003	10	$1	$99	$(708,446)	$-	$(708,346)

Balance, December 31, 2003	1,033,398	$10,334	$9,879,117	$(1,089,051)	$30,705	$8,831,105
Net loss				(223,486)		(223,486)
Other comprehensive income,
net of taxes of $71,071					107,256	107,256

Comprehensive loss						(116,230)

Balance, March 31, 2004	1,033,398	$10,334	$9,879,117	$(1,312,537)	$137,961	$8,714,875

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(223,486)	$(138,612)
Adjustments to reconcile net loss to net cash used by
operating activities
Provision for loan losses	120,000	-
Depreciation and amortization expense	39,407	-
Discount accretion and premium amortization	195	-
Deferred income tax benefit	(118,250)	-
Increase in accrued interest receivable	(31,814)	-
Increase in accrued interest payable	34,696	-
Decrease (increase) in other assets	(47,733)	(8,333)
Increase (decrease) in other liabilities	33,096	(90,964)

Net cash used by operating activities	(193,889)	(237,909)

Cash flows from investing activities
Purchases of available for sale securities	(4,509,828)	-
Calls and maturities of available for sale securities	231,705	-
Net increase in loans	(9,924,337)	-
Purchase of premises, furniture and equipment	(12,634)	-

Net cash used by investing activities	(14,215,094)	-

Cash flows from financing activities
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	5,636,529	-
Net increase in certificates of deposit and
other time deposits	2,953,207	-
Increase (decrease) in other borrowings	(2,525)	238,236
Stock issuance costs	-	(3,249)

Net cash provided by financing activities	8,587,211	234,987

Net decrease in cash and cash equivalents	(5,821,772)	(2,922)
Cash and cash equivalents, beginning of period	9,505,086	10,507

Cash and cash equivalents, end of period	$3,683,314	$7,585

Cash paid during the period for:
Income taxes	$-	$-

Interest	$68,011	$1,533

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Tidelands Bancshares Inc.‘s 2003 Annual Report on Form 10-KSB.

Note 2 — Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the first three months of 2004 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

2004
Net loss per share - basic computation:
Net loss to common shareholders	$223,486

Average common shares outstanding - basic	1,033,398

Basic loss per share	$(0.22)

TIDELANDS BANCSHARES, INC.

Item 2 — Management’s Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Tidelands Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report and in our 2003 Annual Report on Form 10-KSB.

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

It should be understood in reading this discussion that the Bank opened for business on October 6, 2003. All activities of the Company prior to that date relate to the organization of the Bank.

Results of Operations

Net Interest Income

For the three months ended March 31, 2004, net interest income was $212,346. Interest income from loans, including fees, was $189,395. Interest expense for the three months ended March 31, 2004 was $102,707. For the three months ended March 31, 2003, net interest loss was $1,533 and consisted solely of interest expense on other borrowings. The net interest margin realized on earning assets was 2.70% for the three months ended March 31, 2004.

TIDELANDS BANCSHARES, INC.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2004, the provision charged to expense was $120,000. The allowance for loan losses represents 1.23% of gross loans at March 31, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2004 was $111,185. Of this total, $87,259 was generated from residential mortgage origination fees.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $545,267. The largest increase, salaries and employee benefits, increased from $66,848 for the three months ended March 31, 2003 to $326,951 for the three months ended March 31, 2004. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with the opening of the Bank. Net occupancy expense for the period ended March 31, 2004 was $51,298, as compared to $26,564 for the same period a year earlier.

Income Taxes

An income tax benefit of $118,250 was recorded for the period ending March 31, 2004. This represents an effective tax rate of 34.6% to record the income tax benefit resulting from the net operating loss. No income tax benefit was recorded for the same period in 2003, because the Company was a development stage enterprise.

Net Income (Loss)

The combination of the above factors resulted in a net loss of $223,486 for the three months ended March 31, 2004. The net loss is primarily a result of noninterest expenses associated with operating a full service bank and our provision for loan losses. The net loss before taxes of $341,736 was partially offset by the income tax benefit of $118,250. The net loss of $138,612 for the three months ended March 31, 2003 was the result of expenses to organize and open the Bank.

Financial Condition

Assets and Liabilities

During the first three months of 2004, total assets increased $8,538,773, or 29.7%, when compared to December 31, 2003. Federal funds sold decreased from $9,057,000 at December 31, 2003 to $3,376,000 at March 31, 2004 as these funds were invested in higher yielding loans. Total loans increased $9,924,337, or 91.2%, during the first three months of 2004. Total deposits also increased $8,589,736, or 65.0%, from the December 31, 2003 amount of $13,215,289. Within the deposit area, time deposits decreased $2,953,207, or 49.5%, during the first three months of 2004. Savings and money market deposits increased $4,004,461, or 70.3%, during the first three months of 2004. Transaction accounts increased $1,631,888, or 105.3%, during the first three months of 2004.

TIDELANDS BANCSHARES, INC.

Investment Securities

Investment securities increased from $6,974,212 at December 31, 2003 to $11,414,650 at March 31, 2004. All of the Bank’s marketable investment securities are designated as available-for-sale.

Loans

We experienced significant loan growth during the first three months of 2004 as we worked to establish our presence in the marketplace. Loans increased $9,924,337, or 91.2%, during the period. As shown below, the main component of growth in the loan portfolio was real estate — mortgage loans which increased 168.8%, or $8,465,919, from December 31, 2003 to March 31, 2004. Balances within the major loans receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

	March 31,	December 31,
	2004	2003
Real estate - construction	$3,477,734	$3,169,809
Real estate - mortgage	13,480,552	5,014,633
Commercial and industrial	2,897,216	1,863,276
Consumer and other	953,458	836,905

Total gross loans	$20,808,960	$10,884,623

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the Bank’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2004 and December 31, 2003, the Bank did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

Allowance for Loan Losses

Activity in the allowance for loan losses is as follows:

Three Months
Ended
March 31,
2004
Balance, January 1	$135,000
Provision for loan losses for the period	120,000
Net loans (charged-off) recovered for the period	-

Balance, end of period	$255,000

Gross loans outstanding, end of period	$20,808,960
Allowance for loan losses to loans outstanding, end of period	1.23%

TIDELANDS BANCSHARES, INC.

Deposits

At March 31, 2004, total deposits had increased by $8,589,736, or 65.0%, from December 31, 2003. The largest increase was in savings and money market accounts, which increased $4,004,641, or 70.3%, from December 31, 2003 to March 31, 2004. The increase was attributable to the opening of new accounts during the first quarter of 2004. Expressed in percentages, noninterest-bearing deposits increased 77.7% and interest-bearing deposits increased 63.9%.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 are as follows:

	March 31,	December 31,
	2004	2003
Noninterest-bearing demand deposits	$1,832,065	$1,031,220
Interest-bearing demand deposits	1,349,308	518,265
Savings and money market	9,699,624	5,694,983
Time deposits $100,000 and over	3,868,629	2,513,750
Other time deposits	5,055,399	3,457,071

	$21,805,025	$13,215,289

Off-Balance Sheet Risk

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At March 31, 2004, the Bank had issued commitments to extend credit of $5,097,254 through various types of lending arrangements. Substantially all of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2004.

		After One	After Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments
to extend credit	$-	$-	$-	$-	$5,097,254	$5,097,254

Totals	$-	$-	$-	$-	$5,097,254	$5,097,254

Based on historical experience in the banking industry, many commitments and letters of credit will expire unfunded. Accordingly, the amounts in the table above do not necessarily reflect the Bank’s need for funds in the periods shown.

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 73.4% at March 31, 2004 and 55.1% at December 31, 2003.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2004, unused lines of credit totaled $4,725,000.

TIDELANDS BANCSHARES, INC.

Capital Resources

Total shareholders’ equity decreased from $8,831,105 at December 31, 2003 to $8,714,875 at March 31, 2004. The decrease is due to the net loss for the period of $223,486, and an unrealized gain, net of taxes, in securities available for sale of $107,256.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The company is not currently subject to these requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150,000,000 in consolidated assets.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2004, as well as the ratios to be considered “well capitalized.”

The following table summarizes the Bank’s risk-based capital at March 31, 2004:

(In Thousands)

Shareholders' equity	$8,715
Less - disallowed deferred tax assets	592

Tier 1 capital	8,123
Plus - allowance for loan losses(1)	255

Total capital	$8,378

Risk-weighted assets	$22,548

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	36.0%
Total capital (to risk-weighted assets)	37.2%
Tier 1 capital (to total average assets)	24.4%

(1)Limited to 1.25% of risk-weighted assets

TIDELANDS BANCSHARES, INC.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2003 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

TIDELANDS BANCSHARES, INC.

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits –

31.1    Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

32        Section 1350 Certifications.

(b)     Reports on Form 8-K
            No reports on Form 8-K were filed during the quarter ended March 31, 2004.

TIDELANDS BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Robert E. Coffee, Jr. Robert E. Coffee, Jr. President & Chief Executive Officer

By: /s/ Alan W. Jackson Alan W. Jackson Chief Financial Officer

Date: May 17, 2004

TIDELANDS BANCSHARES, INC.

INDEX TO EXHIBITS

Exhibit
Number        Description

31.1           Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2           Rule 13a-14(a) Certification of the Chief Financial Officer.

32               Section 1350 Certifications.