Form 10QSB
period 2004-06-30
TIDELANDS BANCSHARES INC
filed 2004-08-16
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-50257

TIDELANDS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	02-0570232
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

875 Lowcountry Blvd.
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

1,033,398 shares of common stock, par value $.01 per share, were issued and outstanding as of July 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes      No  X

TIDELANDS BANCSHARES, INC.

Index

PART I. FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - June 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations- Six months ended June 30, 2004 and 2003
and Three months ended June 30, 2004 and 2003	4
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
Six months ended June 30, 2004 and 2003	5
Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis or Plan of Operation	8-13
Item 3. Controls and Procedures	13
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Securities Holders	14
Item 6. Exhibits and Reports on Form 8–K
(a) Exhibits	14
(b) Reports on Form 8–K	14

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Balance Sheets

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$772,362	$448,086
Federal funds sold	6,431,000	9,057,000

Total cash and cash equivalents	7,203,362	9,505,086

Securities available for sale	13,242,424	6,974,212
Nonmarketable equity securities	160,500	-

Total securities	13,402,924	6,974,212

Loans receivable	32,937,592	10,884,623
Less allowance for loan losses	412,000	135,000

Loans, net	32,525,592	10,749,623

Premises, furniture and equipment, net	774,945	839,504
Accrued interest receivable	126,211	54,195
Deferred tax asset	914,817	529,755
Other assets	87,782	57,530

Total assets	$55,035,633	$28,709,905

Liabilities
Deposits
Noninterest-bearing transaction accounts	$2,836,078	$1,031,220
Interest-bearing transaction accounts	1,045,761	518,265
Savings and money market	26,847,906	5,694,983
Time deposits $100,000 and over	4,005,399	2,513,750
Other time deposits	5,428,667	3,457,071

Total deposits	40,163,811	13,215,289

Securities sold under agreements to repurchase	6,500,000	6,500,000
Other borrowings	45,593	50,667
Accrued interest payable	90,220	14,976
Other liabilities	152,052	97,868

Total liabilities	46,951,676	19,878,800

Shareholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized;
shares issued and outstanding at
June 30, 2004 and December 31, 2003	10,334	10,334
Capital Surplus	9,879,117	9,879,117
Retained deficit	(1,537,137)	(1,089,051)
Accumulated other comprehensive income/(loss)	(268,357)	30,705

Total shareholders' equity	8,083,957	8,831,105

Total liabilities and shareholders' equity	$55,035,633	$28,709,905

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2004	2003		2004	2003
Interest income
Loans, including fees	501,388		-	311,993		-
Investment securities:
Taxable	254,810		-	141,141		-
Federal funds sold	22,667		-	10,678		-
Other	-		-	-		-

Total	778,865		-	463,812		-

Interest expense
Time deposits $100,000 and over	39,180		-	21,709		-
Other deposits	178,042		-	116,254		-
Other	46,848		18,116	23,400		16,583

Total	264,070		18,116	161,363		16,583

Net interest income (loss)	514,795		(18,116)	302,449		(16,583)

Provision for loan losses	277,000		-	157,000		-

Net interest income after provision for loan losses	237,795		(18,116)	145,449		(16,583)

Noninterest income
Service charges on deposit accounts	2,054		-	1,243		-
Residential mortgage origination fees	159,433		-	72,174		-
Other	55,292		375	32,176		375

Total noninterest income	216,779		375	105,593		375

Noninterest expenses
Salaries and employee benefits	642,450		137,274	315,499		70,426
Net occupancy	112,701		57,078	61,402		28,286
Furniture and equipment	80,801		-	41,687		-
Other operating	297,708		84,306	169,804		42,867

Total noninterest expense	1,133,660		278,658	588,392		141,579

Loss before income taxes	(679,086)		(296,399)	(337,350)		(157,787)

Income tax benefit	231,000		-	112,750		-

Net loss	(448,086)		(296,399)	(224,600)		(157,787)

Earnings per share
Basic loss per share	$(.43)	$	N/A	$(.22)	$	N/A

Average shares outstanding	1,033,398		N/A	1,033,398		N/A

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
For the six months ended June 30, 2004 and 2003
(Unaudited)

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income	Total

Balance, December 31, 2002	10	$1	$99	$(569,834)	$-	$(569,734)

Net loss	-	-	-	(296,399)	-	(296,399)

Balance, June 30, 2003	10	$1	$99	$(866,233)	$-	$(866,133)

Balance, December 31, 2003	1,033,398	$10,334	$9,879,117	$(1,089,051)	$30,705	$8,831,105

Net loss				(448,086)		(448,086)

Other comprehensive income,
net of taxes of $154,063					(299,062)	(299,062)

Comprehensive loss						(747,148)

Balance, June 30, 2004	1,033,398	$10,334	$9,879,117	$(1,537,137)	$(268,357)	$8,083,957

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(448,086)	$(296,399)
Adjustments to reconcile net loss to net cash used by
operating activities
Provision for loan losses	277,000	-
Depreciation and amortization expense	78,970	-
Discount accretion and premium amortization	(84)	-
Deferred income tax benefit	(230,999)	-
Increase in accrued interest receivable	(72,016)	-
Increase in accrued interest payable	75,244	5,205
Decrease (increase) in other assets	(30,254)	(8,333)
Increase (decrease) in other liabilities	54,184	(17,028)

Net cash used by operating activities	(296,041)	(316,555)

Cash flows from investing activities
Purchases of available for sale securities	(7,566,286)	-
Calls and maturities of available for sale securities	684,535	-
Net increase in loans	(22,052,969)	-
Purchase of premises, furniture and equipment	(14,411)	(22,209)

Net cash used by investing activities	(28,949,131)	(22,209)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	23,485,277	-
Net increase in certificates of deposit and
other time deposits	3,463,245	-
Increase (decrease) in other borrowings	(5,074)	554,431
Stock issuance costs		(130,321)

Net cash provided by financing activities	26,943,448	424,110

Net decrease (increase) in cash and cash equivalents	(2,301,724)	85,346

Cash and cash equivalents, beginning of period	9,505,086	10,507

Cash and cash equivalents, end of period	$7,203,362	$95,853

Cash paid during the period for:
Income taxes	$-	$-

Interest	$164,826	$18,116

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Tidelands Bancshares Inc.‘s 2003 Annual Report on Form 10-KSB.

Note 2 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the first six months of 2004 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	Six	Three
	Months Ended	Months Ended
	June 30, 2004	June 30, 2004
Net loss per share – basic computation:
Net loss to common shareholders	$(448,086)	$(224,600)

Average common shares outstanding - basic	1,033,398	1,033,398

Basic loss per share	$(0.43)	$(0.22)

Note 3 — Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending June 30, 2004, other than the exposure draft described below.

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on our financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2004 compared to December 31, 2003 and the results of operations for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2003 Annual Report on Form 10-KSB.

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

Overview

It should be understood in reading this discussion that our bank opened for business on October 6, 2003. All of our activities prior to that date relate to the organization of the bank.

The following discussion describes our results of operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 as well as results for the six months ended June 30, 2004 and 2003, and also analyzes our financial condition as of June 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation– continued

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 2004, net interest income amounted to $514,795. Interest income from loans, including fees, totaled $501,388, as we continued to experience growth in our loan portfolio. Interest expense for the six months ended June 30, 2004 was $264,070. The net interest margin realized on earning assets was 2.72% for the six months ended June 30, 2004. The interest rate spread was 2.29% at June 30, 2004.

For the quarter ended June 30, 2004, net interest income totaled $302,449. Interest income totaling $311,993 was generated from loans, including fees, during the quarter ended June 30, 2004. Interest expense on deposit accounts was $137,963 for the quarter ended June 30, 2004. The net interest margin realized on earning assets was 2.75% for the quarter ended June 30, 2004. The interest rate spread was 2.36% for the quarter ended June 30, 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2004, the provision charged to expense was $277,000. The allowance for loan losses represents 1.25% of gross loans at June 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Due to the rapid growth of our bank over the past year and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the six months ended June 30, 2004 was $216,779 as compared to $375 for the same period in 2003. This increase is primarily a result of the bank being open for business in 2004. Of the total, $159,433 was attributable to residential mortgage origination fees.

Noninterest income during the three months ended June 30, 2004 was $105,593, an increase of $105,218, from the comparable period in 2003. The largest component of noninterest income was residential mortgage origination fees, which totaled $72,174 for the quarter ended June 30, 2004.

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation – continued

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2004 was $1,133,660, which was $855,002 higher than the $278,658 amount for the six months ended June 30, 2003. The largest category, salaries and employee benefits, increased from $137,274 for the six months ended June 30, 2003 to $642,450 for the six months ended June 30, 2004. The increase is attributable to the hiring of staff for of the bank which opened in October 2003.

For the quarter ended June 30, 2004, noninterest expense increased $446,813, or 315.6%, as compared to the same period ended June 30, 2003. The largest category, salaries and employee benefits, increased from $70,426 for the quarter ended June 30, 2003 to $315,499 for the quarter ended June 30, 2004. This increase is attributable to the hiring of staff for the bank which opened in October 2003.

Income Taxes

Income tax benefits for the period ending June 30, 2004 were $231,000. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss for the six months ended June 30, 2004. No income tax benefit was recorded for the same period in 2003 because at that time we were still a development stage enterprise.

Net Income (Loss)

The combination of the above factors resulted in net loss for the six months ended June 30, 2004 of $448,086, as compared to a net loss of $296,399 for the same period in 2003. The net loss before taxes of $679,086 was partially offset by the income tax benefit of $231,000 during the six months ended June 30, 2004. For the quarter ended June 30, 2004, net loss was $224,600, as compared to net loss of $157,787 for the comparable period in 2003. These losses were consistent with our expectations for our first [two years] following the opening of the bank. As noted above, we expect to derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments will be our deposits. We do not expect to become profitable until we attract additional deposits and deploy these funds in loans and other earning assets in an amount sufficient to generate more net interest income.

Financial Condition

Assets and Liabilities

Our focus since we opened the bank in October 2003 has been to generate deposits and to begin deploying these funds in loans and other earning assets. [Our growth to date exceeds our original projections.] During the first six months of 2004, total assets increased $26,325,728, or 91.7%, when compared to December 31, 2003. Federal funds sold decreased from $9,057,000 at December 31, 2003 to $6,431,000 at June 30, 2004 as these funds were invested in higher yielding loans. Total loans increased $22,052,969, or 202.6%, during the first six months of 2004. Total deposits also increased $26,948,522, or 203.9%, from the December 31, 2003 amount of $13,215,289. Within the deposit area, time deposits increased 3,463,245, or 58.0%, during the first six months of 2004. Savings and money market deposits increased $21,152,923, or 371.4%, during the first six months of 2004. Transaction accounts increased $2,332,354, or 150.5%, during the first six months of 2004.

Investment Securities

Investment securities increased from $6,974,212 at December 31, 2003 to $13,402,924 at June 30, 2004. All of our marketable investment securities are designated as available-for-sale. Deposits in excess of loan demand were invested in investment securities during the period.

Loans

We experienced significant loan growth during the first six months of 2004 as we worked to establish our presence in the marketplace. Loans increased $22,052,969, or 202.6%, during the period. As shown below, the main component of growth in the loan portfolio was real estate — mortgage loans which increased 305.1%, or $15,299,412, from December 31, 2003 to June 30, 2004. Balances within the major loans receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation– continued

	June 30,	December 31,
	2004	2003

Real estate - construction	$7,148,506	$3,169,809
Real estate - mortgage	20,314,045	5,014,633
Commercial and industrial	4,515,928	1,863,276
Consumer and other	959,113	836,905

Total gross loans	$32,937,592	$10,884,623

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2004 and December 31, 2003, we did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days. As noted above, because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

Allowance for Loan Losses

Activity in the allowance for loan losses is as follows for the six months ended June 30, 2004:

June 30,
2004

Balance, January 1	$135,000
Provision for loan losses for the period	277,000
Net loans (charged-off) recovered for the period	-

Balance, end of period	$412,000

Gross loans outstanding, end of period	$32,937,592

Allowance for loan losses to loans outstanding, end of period	1.25%

Deposits

At June 30, 2004, total deposits had increased by 26,948,522, or 203.9%, from December 31, 2003. The largest increase was in savings and money market accounts, which increased $21,152,923, or 371.4%, from December 31, 2003 to June 30, 2004. The increase was attributable to the opening of new accounts during the first half of 2004. Expressed in percentages, noninterest-bearing deposits increased 175.0% and interest-bearing deposits increased 206.4%.

Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
	2004	2003

Noninterest-bearing demand deposits	$2,836,078	$1,031,220
Interest-bearing demand deposits	1,045,761	518,265
Savings and money market	26,847,906	5,694,983
Time deposits $100,000 and over	4,005,399	2,513,750
Other time deposits	5,428,667	3,457,071

	$40,163,811	$13,215,289

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation– continued

Off-Balance Sheet Risk

Through our operations, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued commitments to extend credit of $6,284,000 through various types of lending arrangements. Substantially all of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments, in thousands, to extend credit and standby letters of credit at June 30, 2004.

		After One	After Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
(In thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments
to extend credit	$-	$-	$-	$-	$4,327	$4,327

Totals	$-	$-	$-	$-	$4,327	$4,327

Based on historical experience in the banking industry, many commitments and letters of credit will expire unfunded. Accordingly, the amounts in the table above do not necessarily reflect our need for funds in the periods shown.

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if we deem it necessary upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 70.6% at June 30, 2004 and 55.2% at December 31, 2003.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2004, unused lines of credit totaled $4,725,000.

Capital Resources

Total shareholders’ equity decreased from $8,831,105 at December 31, 2003 to $8,083,957 at June 30, 2004. The decrease is due to the net loss for the period of $448,086, and change in unrealized gain (loss), net of taxes, in securities available for sale of $299,062.

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

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation– continued

Capital Resources – continued

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of June 30, 2004, as well as the ratios to be considered “well capitalized.”

The following table summarizes the bank’s risk-based capital at June 30, 2004:

(In Thousands)

Shareholders' equity	$7,785
Less - disallowed deferred tax assets	(620)

Tier 1 capital	7,165
Plus - allowance for loan losses(1)	412

Total capital	$7,577

Risk-weighted assets	$39,582

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	18.10%
Total capital (to risk-weighted assets)	19.14%
Tier 1 capital (to total average assets)	15.75%

           (1)        Limited to 1.25% of risk-weighted assets

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

Item 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

TIDELANDS BANCSHARES, INC.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of security holders during the quarter ended June 30, 2004 at our annual meeting of shareholders held on May 10, 2004. The matters were the election of four members of the Board of Directors as Class I directors for a three-year term and the approval of our 2004 Stock Incentive Plan. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Alan D. Clemmons, Robert E. “Chip” Coffee, Jr., Barry I. Kalinsky, and Fred H. Renken. The current Class II directors are Michael W. Burrell, Dwayne M. Green, Paul J. Kerwin, DVM, and Tanya D. Robinson. The current Class II directors are John N. Cagle, III, DMD, Richard L. Granger, Morris Kalinsky, and John T. Parker. The current terms of the Class I directors expired at our annual meeting. Each of the four current Class I directors was nominated for election and stood for election at the annual meeting on May 10, 2004 for a three-year term. The number of votes for the election of the Class I directors were as follows: There were 658,497 votes for the election of Alan D. Clemmons, 1,000 against or withheld voting for Mr. Clemmons’ election. There were 658,497 votes for the election of Robert E. “Chip” Coffee, Jr., 1,000 against or withheld voting for Mr. Coffee’s election. There were 658,497 votes for the election of Barry I. Kalinsky, 1,000 against or withheld voting for Mr. Kalinsky’s election. There were 658,497 votes for the election of Fred H. Renken, 1,000 against or withheld voting for Mr. Renken’s election. Of the 659,497 total number of shares voted by proxy, 1,000 abstained from voting on all directors, none withheld authority to vote on all directors, and none withheld authority to vote on specific directors. The terms of the Class II directors will expire at the 2005 annual meeting of shareholders. The terms of the Class III directors will expire at the 2006 annual meeting of shareholders.

The board of directors previously approved the Tidelands Bancshares, Inc. 2004 Stock Incentive Plan. The plan authorizes the grant to our employees and directors of stock options for up to 206,680 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. The vote of the shareholders to approve the plan was 621,447 shares voted in favor, 31,850 shares voted against or withheld , and 6,200 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

          31.1      Rule 13a-14(a) Certification of the Chief Executive Officer

          31.2      Rule 13a-14(a) Certification of the Chief Financial Officer

          32         Section 1350 Certifications

(b)     Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004	By: /s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
President & Chief Executive Officer

Date: August 12, 2004	By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer

TIDELANDS BANCSHARES, INC.

INDEX TO EXHIBITS

Exhibit
Number                 Description

31.1          Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2          Rule 13a-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.