Form 10QSB
period 2004-09-30
TIDELANDS BANCSHARES INC
filed 2004-11-15
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

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

Yes   X        No

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

1,033,398 shares of common stock, par value $.01 per share, on October 31, 2004

Transitional Small Business Disclosure Format (check one):          Yes [   ]     No [X]

TIDELANDS BANCSHARES, INC.

Index

PART I. FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - September 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations- Nine months ended September 30, 2004 and 2003
and three months ended September 30, 2004 and 2003	4
Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income -
Nine months ended September 30, 2004 and 2003	5
Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements	7-8
Item 2. Management's Discussion and Analysis or Plan of Operation	9-10
Item 3. Controls and Procedures	10
PART II. OTHER INFORMATION
Item 6. Exhibits	11

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Balance Sheets

PART I – FINANCIAL INFORMATION
Item 1 — Financial Statements

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets	-
Cash and cash equivalents
Cash and due from banks	$1,113,330	$448,086
Federal funds sold	5,631,000	9,057,000

Total cash and cash equivalents	6,744,330	9,505,086

Securities available for sale	14,860,206	6,974,212
Nonmarketable equity securities	160,500	-

Total securities	15,020,706	6,974,212
Loans receivable	41,462,179	10,884,623
Less allowance for loan losses	525,000	135,000

Loans, net	40,937,179	10,749,623

Premises, furniture and equipment, net	793,248	839,504
Accrued interest receivable	172,501	54,195
Deferred tax asset	817,622	529,755
Other assets	185,517	57,530

Total assets	$64,671,103	$28,709,905

Liabilities
Deposits
Noninterest-bearing transaction accounts	$3,135,389	$1,031,220
Interest-bearing transaction accounts	2,839,165	518,265
Savings and money market	33,183,716	5,694,983
Time deposits $100,000 and over	4,790,201	2,513,750
Other time deposits	5,582,418	3,457,071

Total deposits	49,530,889	13,215,289

Securities sold under agreements to repurchase	6,500,000	6,500,000
Other borrowings	43,026	50,667
Accrued interest payable	110,873	14,976
Other liabilities	211,248	97,868

Total liabilities	56,396,036	19,878,800

Shareholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized;
1,033,398 shares issued and outstanding at
September 30, 2004 and December 31, 2003	10,334	10,334
Capital Surplus	9,879,117	9,879,117
Retained deficit	(1,686,111)	(1,089,051)
Accumulated other comprehensive income	71,727	30,705

Total shareholders' equity	8,275,067	8,831,105

Total liabilities and shareholders' equity	$64,671,103	$28,709,905

See notes to condensed financial statements.

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2004	2003		2004	2003
Interest income
Loans, including fees	$976,189		$-	$474,801		$-
Investment securities:
Taxable	418,390		-	163,580		-
Nonmarketable equity securities	-		-	-		-
Federal funds sold	41,232		-	18,565		-
Other	-		16,377	-		16,377

Total	1,435,811		16,377	656,946		16,377

Interest expense
Time deposits $100,000 and over	59,375		-	20,195		-
Other deposits	368,624		-	190,582		-
Other	76,627		30,848	29,779		12,732

Total	504,626		30,848	240,556		12,732

Net interest income (loss)	931,185		(14,471)	416,390		3,645
Provision for loan losses	390,000		-	113,000		-

Net interest income after provision for loan losses	541,185		(14,471)	303,390		3,645

Noninterest income
Service charges on deposit accounts	3,748		-	1,694		-
Residential mortgage origination fees	188,686		-	29,253		-
Other	109,259		3,900	53,966		3,525

Total noninterest income	301,693		3,900	84,913		3,525

Noninterest expenses
Salaries and employee benefits	991,745		265,865	349,295		128,591
Net occupancy	176,292		95,499	63,590		36,662
Furniture and equipment	122,103		-	41,301		-
Other operating	458,798		138,294	161,091		85,747

Total noninterest expense	1,748,938		499,658	615,277		251,000

Loss before income taxes	(906,060)		(510,229)	(226,974)		(243,830)

Income tax benefit	(309,000)		-	(78,000)		-

Net loss	(597,060)		(510,229)	(148,974)		(243,830)

Earnings per share
Basic loss per share	$(0.58)	$	N/A	$(0.14)	$	N/A

Diluted loss per share	$(0.58)	$	N/A	$(0.14)	$	N/A

Average shares outstanding	1,033,398		N/A	1,033,398		N/A

See notes to condensed financial statements.

TIDELANDS BANCSHARES, INC.

Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2004 and 2003

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income	Total
Balance,
December 31, 2002	10	$-	$100	$(569,834)	$-	$(569,734)

Retirement of stock	(10)		(100)			(100)

Proceeds from sale of stock	1,033,398	10,334	10,323,646			10,333,980

Stock issuance costs			(474,529)			(474,529)

Net loss				(510,229)		(510,229)

Other comprehensive income,
net of taxes					-	-

Comprehensive loss						(510,229)

Balance,
September 30, 2003	1,033,398	$10,334	$9,849,117	$(1,080,063)	$-	$8,779,388

Balance,
December 31, 2003	1,033,398	$10,334	$9,879,117	$(1,089,051)	$30,705	$8,831,105

Net loss				(597,060)		(597,060)

Other comprehensive income,
net of taxes of $21,134					41,022	41,022

Comprehensive loss						(556,038)

Balance,
September 30, 2004	1,033,398	$10,334	$9,879,117	$(1,686,111)	$71,727	$8,275,067

See notes to condensed financial statements.

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(597,060)	$(510,229)
Adjustments to reconcile net loss to net cash used by
operating activities
Provision for loan losses	390,000	-
Depreciation and amortization expense	120,077	-
Discount accretion and premium amortization	257	-
Deferred income tax benefit	(309,000)	-
Increase in accrued interest receivable	(118,305)	-
Increase in accrued interest payable	95,897	(2,050)
Decrease (increase) in other assets	(127,987)	-
Increase (decrease) in other liabilities	113,380	(68,902)

Net cash used by operating activities	(432,741)	(581,181)

Cash flows from investing activities
Purchases of available for sale securities	(9,061,598)	-
Calls and maturities of available for sale securities	1,077,003	-
Net increase in loans	(30,577,557)	-
Purchase of premises, furniture and equipment	(73,821)	(401,329)

Net cash used by investing activities	(38,635,973)	(401,329)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	31,913,802	-
Net increase in certificates of deposit and
other time deposits	4,401,798	-
Increase (decrease) in other borrowings	(7,642)	(658,664)
Issuance of common stock, net	-	10,071,423

Net cash provided by financing activities	36,307,958	9,412,759

Net increase (decrease) in cash and cash equivalents	(2,760,756)	8,430,249

Cash and cash equivalents, beginning of period	9,505,086	10,507

Cash and cash equivalents, end of period	$6,744,330	$8,440,756

Cash paid during the period for:
Income taxes	$-	$-

Interest	$408,729	$30,848

See notes to condensed financial statements.

TIDELANDS BANCSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are consolidated and omit disclosures, which would substantially duplicate those contained in Tidelands Bancshares, Inc.‘s 2003 Annual Report on Form 10-KSB. The financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim period. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date.

Note 2 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the company:

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the company’s financial position or results of operations.

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

TIDELANDS BANCSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine months ended September 30, 2004 and the three months ended September 30, 2004 are as follows:

	Nine Months Ended September 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$(597,060)	1,033,398	$(0.58)

Effect of dilutive securities
Stock options	-	-

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$(597,060)	1,033,398	$(0.58)

	Three Months Ended September 30, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common shareholders	$(148,974)	1,033,398	$(0.14)

Effect of dilutive securities
Stock options	-	-

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$(148,974)	1,033,398	$(0.14)

TIDELANDS BANCSHARES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine and three month periods ended September 30, 2004.

	September 30, 2004
	For the Nine Months Ended			For the Three Months Ended
	Pre-Tax	(Expense)	Net-of-tax	Pre-Tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
arising during the period	$62,156	$(21,134)	$41,022	$515,279	$(175,195)	$340,084
Plus: reclassification adjustment
for gains (losses) realized in
net income	-	-	-	-	-	-

Net unrealized gains (losses) on securities	62,156	(21,134)	41,022	515,279	(175,195)	340,084

Other comprehensive income (loss)	$62,156	$(21,134)	$41,022	$515,279	$(175,195)	$340,084

Note 5 – Stock-Based Compensation

In 2004 we adopted a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	September 30, 2004
	Nine	Three
	Months	Months
	Ended	Ended
Net loss, as reported	$(597,060)	$(148,974)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
all awards, net of related tax effects	(92,749)	(92,749)

Pro forma net income (loss)	$(689,809)	$(241,723)

Earnings per share:
Basic - as reported	$(0.58)	$(0.14)

Basic - pro forma	$(0.67)	$(0.23)

Diluted - as reported	$(0.58)	$(0.14)

Diluted - pro forma	$(0.67)	$(0.23)

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Tidelands Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

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

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 as well as results for the nine months ended September 30, 2004 and 2003, and also analyzes our financial condition as of September 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

TIDELANDS BANCSHARES, INC.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

It should be understood in reading this discussion that our subsidiary, Tidelands Bank, opened for business on October 6, 2003. Prior to that date, we were a development stage company, and all of our activities prior to October 6, 2003 relate to the organization of our bank.

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation – continued

Results of Operations

Net Interest Income

For the nine months ended September 30, 2004, net interest income increased $945,656, to $931,185 as compared to net interest expense of $14,471 for the same period in 2003. Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. Interest income from loans, including fees, increased $976,189 from the nine months ended September 30, 2003 to the comparable period in 2004, as we continued to experience growth in our loan portfolio. Interest expense for the nine months ended September 30, 2004 was $504,626 as compared to $30,848 for the same period in 2003. The net interest margin realized on earning assets was 2.79% for the nine months ended September 30, 2004. The interest rate spread was 2.40% at September 30, 2004. Net interest spread and net interest margin calculations for the comparable prior period during which the bank was in organization are not meaningful.

For the quarter ended September 30, 2004, net interest income totaled $416,390, an increase of $412,745, when compared to the same quarter ended September 30, 2003. Interest income totaling $474,801 was generated from loans, including fees, during the quarter ended September 30, 2004. These changes resulted from our banking operations that began during the fourth quarter of 2003. Interest expense was $240,556 for the quarter ended September 30, 2004, as compared to $12,732 for the same period in 2003. The net interest margin realized on earning assets was 2.89% for the quarter ended September 30, 2004. The interest rate spread was 2.57% for the quarter ended September 30, 2004. Net interest spread and net interest margin calculations for the comparable prior period during which the bank was in organization are not meaningful.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the nine months ended September 30, 2004, the provision charged to expense was $390,000, with no prior year provision, as banking operations had not commenced. The allowance for loan losses represents 1.27% of gross loans at September 30, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Due to the rapid growth of our bank and our relatively short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Our evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant change. In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the nine months ended September 30, 2004 was $301,693 as compared to $3,900 for the same pre-opening period in 2003. Residential mortgage origination fees during the first nine months of 2004 accounted for $188,686.

Noninterest income during the three months ended September 30, 2004 was $84,913, an increase of $81,388 from the comparable pre-opening period in 2003. The single largest component of noninterest income was residential mortgage origination fees, which totaled $29,253 for the quarter ended September 30, 2004.

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation – continued

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2004 was $1,748,938, which was 250.0% higher than the $499,658 amount for the nine months ended September 30, 2003. The largest category, salaries and employee benefits, increased from $265,865 for the nine months ended September 30, 2003 to $991,745 for the nine months ended September 30, 2004. The increase is attributable to a full staff for the entire nine months of 2004 as compared to a limited staff in 2003 during the organization of the bank.

For the quarter ended September 30, 2004, noninterest expense increased $364,277, or 145.1%, as compared to the same period ended September 30, 2003. The largest category, salaries and employee benefits, increased from $128,591 for the quarter ended September 30, 2003 to $349,295 for the quarter ended September 30, 2004. This increase is attributable to a full staff for the entire three month period of 2004 as compared to a limited staff in 2003 during the organization of the bank.

Income Taxes

An income tax benefit for the nine month period ended September 30, 2004 was $309,000 compared to no tax benefit recorded during the same pre-opening period ended September 30, 2003. This represents an effective tax rate of 34.0% to record the income tax benefit resulting from the net operating loss for the nine months ended September 30, 2004. The effective tax rate was 34.0% for the quarter ended September 30, 2004. No income tax benefit was recorded for the same period in 2003, because the company was a development stage enterprise.

Net Income (Loss)

The combination of the above factors resulted in net loss for the nine months ended September 30, 2004 of $597,060 as compared to a net loss of $510,229 for the same period in 2003. The net loss before taxes of $906,060 was partially offset by the income tax benefit of $309,000 during the nine months ended September 30, 2004. The net loss before taxes for the same period in 2003 was $510,229, with no income tax benefit recorded in the year earlier period. For the quarter ended September 30, 2004, a net loss of $148,974 was incurred, as compared to net loss of $243,830 for the same period in 2003.

Financial Condition

Assets and Liabilities

During the first nine months of 2004, total assets increased $36.0 million, or 125.3%, when compared to December 31, 2003. Federal funds sold decreased from $9.1 million at December 31, 2003 to $5.6 million at September 30, 2004 as these funds were invested in higher yielding loans. Total loans increased $30.6 million, or 280.9%, during the first nine months of 2004. Total deposits also increased $36.3 million, or 274.8%, from the December 31, 2003 amount of $13.2 million. Within the deposit area, time deposits increased $4.4 million, or 73.7%, during the first nine months of 2004. Savings and money market deposits increased $27.5 million, or 482.7%, during the first nine months of 2004. Transaction accounts increased $4.4 million, or 285.6%, during the first nine months of 2004.

Investment Securities

Available for sale securities increased from $7.0 million at December 31, 2003 to $14.9 million at September 30, 2004. All of our marketable investment securities are designated as available-for-sale.

Loans

We experienced significant loan growth during the first nine months of 2004 as we worked to establish our presence in the marketplace. Loans increased $30.6 million, or 280.9%, during the period. As shown below, the main component of growth in the loan portfolio was real estate — mortgage loans which increased 395.8%, or $19.8 million, from December 31, 2003 to September 30, 2004. Balances within the major loans receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation – continued

	September 30,	December 31,
	2004	2003
Real estate - construction	$10,994,282	$3,169,809
Real estate - mortgage	24,861,111	5,014,633
Commercial and industrial	4,388,435	1,863,276
Consumer and other	1,218,351	836,905

Total gross loans	$41,462,179	$10,884,623

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2004 and December 31, 2003, we did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

Allowance for Loan Losses

Activity in the allowance for loan losses is as follows for the nine months ended September 30, 2004:

September 30,
2004

Balance, January 1	$135,000
Provision for loan losses for the period	390,000
Net loans (charged-off) recovered for the period	-

Balance, end of period	$525,000

Gross loans outstanding, end of period	$41,462,179

Allowance for loan losses to loans outstanding, end of period	1.27%

Deposits

At September 30, 2004, total deposits had increased by $36.3 million, or 274.8%, from December 31, 2003. The largest increase was in savings and money market accounts, which increased $27.5 million, or 482.7%, from December 31, 2003 to September 30, 2004. The increase was attributable to the opening of new accounts during the first three quarters of 2004. Expressed in percentages, noninterest-bearing deposits increased 204.0% and interest-bearing deposits increased 280.8%.

Balances within the major deposit categories as of September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003
Noninterest-bearing demand deposits	$3,135,388	$1,031,220
Interest-bearing demand deposits	2,839,165	518,265
Savings and money market	33,183,717	5,694,983
Time deposits $100,000 and over	4,790,201	2,513,750
Other time deposits	5,582,418	3,457,071

	$49,530,889	$13,215,289

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation – continued

Off-Balance Sheet Risk

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had issued commitments to extend credit of $9.8 million through various types of lending arrangements. Substantially all of these commitments to extend credit had variable rates.

The following table sets forth in thousands the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2004.

		After One	After Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Standby letters of credit	$-	$-	$563	$563	$-	$563
Unused commitments
to extend credit	$79	$506	$4,217	$4,802	$4,426	$9,228

Totals	$79	$506	$4,780	$5,365	$4,426	$9,791

Based on historical experience in the banking industry, many commitments and letters of credit will expire unfunded. Accordingly, the amounts in the table above do not necessarily reflect our need for funds in the periods shown.

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Liquidity

Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We must maintain adequate liquidity to respond to short-term deposit withdrawals, maturities of short-term borrowings, loan demand and payment of operating expenses.

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity as measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 74.0% at September 30, 2004 and 55.1% at December 31, 2003.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2004, unused lines of credit totaled $4.7 million.

Capital Resources

Total shareholders’ equity decreased from $8.8 million at December 31, 2003 to $8.3 million at September 30, 2004. The decrease is due to the net loss for the period of $597,060, and an unrealized gain, net of taxes, in securities available for sale of $41,022.

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

Capital Resources – continued

The company is not currently subject to these requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150,000,000 in consolidated assets.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of September 30, 2004, as well as the ratios to be considered “well capitalized.”

The following table summarizes the bank’s risk-based capital at September 30, 2004:

(In Thousands)

Shareholders' equity	$7,708
Less - Unrealized gain on available for sale securities	72
Disallowed deferred tax assets	523

Tier 1 capital	7,113

Plus - allowance for loan losses(1)	525

Total capital	$7,638

Risk-weighted assets	$47,349

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	15.02%

Total capital (to risk-weighted assets)	16.13%

Tier 1 capital (to total average assets)	12.10%

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete description of our processes and methodology for determining our allowance for loan losses.

TIDELANDS BANCSHARES, INC.

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibits:

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

Date: November 12, 2004	By: /s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
President & Chief Executive Officer

Date: November 12, 2004	By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer

TIDELANDS BANCSHARES, INC.

Exhibit Index

31.1      Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2      Rule 13a-14(a) Certification of the Chief Financial Officer.

32         Section 1350 Certifications.