Form 10KSB
period 2004-12-31
TIDELANDS BANCSHARES INC
filed 2005-03-09
CIK 1178409

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 000-50707

TIDELANDS BANCSHARES, INC.
(Name of small business issuer in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	02-0570232 (I.R.S. Employer Identification No.)
875 Lowcountry Blvd Mount Pleasant, SC (Address of principal executive offices)	29464 (Zip Code)

Issuer's telephone number: (843) 388-8433

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        The issuer's revenue for the year ended December 31, 2004 was $2,681,640.

        The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of March 1, 2005 was approximately $9,143,534. This calculation is based upon an estimate of the fair market value of the common stock of $8.80 per share, which was the price of the last trade of which management is aware as of this date. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock.

        The number of shares outstanding of the issuer's common stock was 1,324,734 at March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        The issuer's proxy statement for the 2005 annual meeting of shareholders is incorporated by reference in this Form 10-KSB in Part III, Item 14.

        Transitional Small Business Disclosure Format. (Check one): Yes ☐    No ☒

PART I

Item 1. Description of Business

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under "Risk Factors."

General Overview

        We are a South Carolina corporation organized in 2002 as the holding company for Tidelands Bank, a state chartered bank headquartered in Mount Pleasant, South Carolina. We opened Tidelands Bank in October 2003, and we have grown rapidly since our inception. As of December 31, 2004, our assets totaled $75.6 million and our shareholders equity was $8.3 million. We are primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC and providing commercial, consumer, and mortgage loans to the general public.

Risk Factors

We are a relatively new bank that has incurred losses to date, and there is a risk we may never become profitable.

        Our bank is a de novo bank that began operations in October 2003. As is typical with most new banks, we incurred substantial start-up expenses and are still operating with an accumulated deficit. In order for us to become profitable, we will need to attract a larger number of customers to deposit and borrow money. Our future profitability is also dependent on numerous other factors including the continued success of the economy of the community and favorable government regulation. While the economy in this area has been strong in recent years, an economic downturn in the area would hurt our business. We are also a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank's right to make loans and purchase securities. Although we expect to become profitable in the second half of 2005, there is a risk that a deterioration of the local economy or adverse government regulation could affect our plans. If this happens, we may never become profitable.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        Robert E. Coffee, Jr., our president and chief executive officer, has extensive and long-standing ties within our market area and substantial experience with our operations which has contributed significantly to our growth. If we lose the services of Mr. Coffee, he would be difficult to replace and our business and development could be materially and adversely affected.

        Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including Alan W. Jackson, Robert H. Mathewes, Jr., Kenneth M. Pickens, and James A. Kimbell, III. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel. We maintain key man life insurance policies in the amount of $1.0 million on each of Messrs. Coffee and Jackson.

An economic downturn, especially one affecting the Charleston metropolitan area, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our market, primarily in the Charleston metropolitan area. If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 72.1% of our interest income for the year ended December 31, 2004. If an economic downturn occurs in the economy as a whole, or in the Charleston metropolitan area, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. An economic downturn could, therefore, result in losses that could materially and adversely affect our business.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to our short operating history, all of the loans in our loan portfolio and of our lending relationships are of recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Interest received on loans represented approximately 72.1% of our interest income for the year ended December 31, 2004. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

  •
  the duration of the credit;

  •
  the credit profile of a particular customer;

  •
  the changes in economic and industry conditions; and

  •
  in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2004, approximately $6.6 million, or 11.9%, of our loans had loan-to-value ratios which exceeded regulatory supervisory guidelines, of which four loans totaling approximately $693,000 had loan-to-value ratios of 100% or more. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio. Any such delinquencies or defaults could have an adverse effect on our results of operations and financial condition.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

  •
  an ongoing review of the quality, mix, and size of our overall loan portfolio;

  •
  our historical loan loss experience;

  •
  evaluation of economic conditions;

  •
  regular reviews of loan delinquencies and loan portfolio quality; and

  •
  the amount and quality of collateral, including guarantees, securing the loans.

        There is not a precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Our recent operating results may not be indicative of our future operating results.

        We have grown rapidly in our first full year of operation. However, we may not be able to sustain this rate of growth and may not even be able to grow our business at all. Because of our relatively small size and short operating history, it will be difficult for us to generate similar asset growth rates as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Changes in interest rates may reduce our profitability

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income earned from interest-earning assets, such as loans and mortgage-backed securities, and interest expense paid on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. To comply with the Sarbanes-Oxley Act, we have hired an independent consultant to assist with our internal audit and internal control functions. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

Our future growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We may need to raise additional capital to support our continued growth. Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.

        We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, SouthTrust, Wachovia, and Carolina First Bank. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. We also compete with local community banks in our market. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

        Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

  •
  taking additional time and creating expense associated with identifying and evaluating potential acquisitions and merger partners;

  •
  using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

  •
  diluting our existing shareholders in an acquisition;

  •
  taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;

  •
  taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management's attention being diverted from the operation of our existing business;

  •
  taking time and creating expense integrating the operations and personnel of the combined businesses;

  •
  creating an adverse short-term effect on our results of operations; and

  •
  losing key employees and customers as a result of an acquisition that is poorly received.

        We have never acquired another institution before, so we lack experience in handling any of these risks. There is also a risk that any expansion effort will not be successful.

We may not be able to compete with our larger competitors for larger customers because our lending limits are lower than theirs.

        We are limited in the amount we can loan a single borrower by the amount of the bank's capital. Our legal lending limit is 15% of the bank's capital and surplus. Until the bank is profitable, our capital, and therefore our lending limit, will continue to decline. Our lending limit is significantly less than the limit for most of our competitors and may affect our ability to seek relationships with larger businesses in our market area. We intend to continue to accommodate larger loans by selling participations in those loans to other financial institutions.

Marketing Focus

        We have created a strategic plan that focuses on professionals, entrepreneurs, small business owners, and their family members in our core market of the Charleston metropolitan area and other fast-growing areas along the South Carolina coast. The cornerstone of relationship banking is to hire and retain professional banking officers that know their customers and focus on their individual needs. This "relationship" service model ensures that we are able to generate both repeat business from existing customers as well as new business from customer referrals. We have recruited several banking officers with significant banking relationships in their respective communities, and we have grown our operations in these markets from these core customer bases.

Location and Service Area

        Our main office is located at 875 Lowcountry Boulevard, Mount Pleasant, South Carolina 29464 on a major artery and provides excellent visibility for the bank. In August 2004, we opened a loan production office in Summerville, South Carolina that is managed by a 25-year banking veteran of that market. Because of the success of this loan production office to date, we intend to convert it to a full service branch in the second quarter of 2005. In January 2005, we opened a loan production office in Myrtle Beach, South Carolina. We currently intend to convert this office into a full service branch in the second half of 2005. We also plan to open a branch in the Park West section of Mount Pleasant in 2006.

        Our primary market area is the Charleston metropolitan area, which includes Charleston, Dorchester, and Berkeley counties, and additional markets along the South Carolina coast. The Charleston metropolitan area supports a well-diversified economy based on tourism, the Port of Charleston, the medical community, and the military. According to the 2003 Census Estimates, the population of the Charleston metropolitan area grew 12.8% from 1990 to 2003 to a total of 572,000. We expect this growth to continue as the 2003 Census Estimates forecast the population to increase to 625,080 by 2015. Mount Pleasant, which is where we are headquartered, grew by 58% from 1990 to 2000, and now ranks as the sixth largest city in South Carolina with the third highest per capita income in the state. By 2010, it is estimated that Mount Pleasant will be the fourth largest city in the State of South Carolina. Our additional market areas along the South Carolina coast also are undergoing significant growth. The population of Horry County, which includes Myrtle Beach, increased 31.6% from 144,000 in 1990 to an estimated 211,000 in 2003. We believe the combination of residents and visitors in our market areas supports real estate development, construction, healthcare, and education and favors the expansion of community-based banking services.

Lending Activities

        General.    We emphasize a range of lending services, including real estate, commercial, and equity-line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. At December 31, 2004, we had total loans of $55.3 million, representing 76.8% of our total earning assets. When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our intimate knowledge of our markets through veteran bankers. We currently engage an outside firm to evaluate our loan portfolio on a semi-annual basis for credit quality and a second outside firm for compliance issues. As of December 31, 2004, we had no nonperforming assets and had one loan in the amount of $50,000 that was past due 30 days or more.

        Our underwriting standards vary for each type of loan, as described below. While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of our capital. As of December 31, 2004, $6.6 million, or 11.9%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which four loans totaling approximately $693,000 had loan-to-value ratios of 100% or more. Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.

        We have focused our lending activities primarily on the professional market, including doctors, dentists, small business owners, and commercial real estate developers. By focusing on this customer base and by serving each customer with a consistent relationship team of bankers, we have generated a loan portfolio with an average loan size of approximately $185,000 as of December 31, 2004. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single customer. As of December 31, 2004, our 10 largest customer loan relationships represented approximately $9.0 million, or 16.2% of our loan portfolio.

        Real Estate Mortgage Loans.    Loans secured by real estate mortgages are the principal component of our loan portfolio. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. As of December 31, 2004, loans secured by first or second mortgages on real estate made up approximately $29.8 million, or 54.0%, of our loan portfolio.

        These loans will generally fall into one of two categories: commercial real estate loans or residential real estate loans. Most of our real estate loans are secured by residential or commercial property. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan.

  •
  Commercial Real Estate Loans. At December 31, 2004, our individual commercial real estate loans ranged in size from $20,000 to $2.5 million, as we have participated credits in excess of our legal lending limit to correspondent banks. The average commercial real estate loan size was approximately $456,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.

    We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower's cash flow exceeds 125% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. At December 31, 2004, commercial real estate loans (other than construction loans) amounted to $19.5 million, or approximately 35.3% of our loan portfolio.

  •
  Residential Real Estate Loans and Home Equity Loans.    We do not generally originate traditional long term residential mortgages for our portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. At December 31, 2004, our individual residential real estate loans ranged in size from $25,000 to $450,000, with an average loan size of approximately $175,000. Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years. We offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves. We also offer home equity lines of credit. At December 31, 2004, our individual home equity lines of credit ranged in size from $10,000 to $765,000, with an average of approximately $121,000. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of fifteen years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity. At December 31, 2004, residential real estate loans (other than construction loans) amounted to $10.3 million, or 18.7% of our loan portfolio. Included in the residential real estate loans was $5.9 million, or 57.2% of our residential loan portfolio, in first and second mortgages on individuals' homes, and $4.4 million, or 42.8% of our residential loan portfolio, in home equity loans.

        Real Estate Construction and Land Development Loans.    We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. At December 31, 2004, our commercial construction and development real estate loans ranged in size from approximately $41,000 to $2.0 million, with an average loan size of approximately $327,000. At December 31, 2004, our individual residential construction and development real estate loans ranged in size from approximately $50,000 to $725,000, with an average loan size of approximately $255,000. The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

  •
  cost overruns;

  •
  mismanaged construction;

  •
  inferior or improper construction techniques;

  •
  economic changes or downturns during construction;

  •
  a downturn in the real estate market;

  •
  rising interest rates which may prevent sale of the property; and

  •
  failure to sell completed projects in a timely manner.

        We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 85%.

At December 31, 2004, total construction loans amounted to $16.9 million, or 30.6% of our total loan portfolio. Included in the $16.9 million total was $16.4 million in construction and development loans, or 97.0% of our construction loan portfolio, that were made to commercial construction developers, and approximately $500,000, or 3.0% of our construction loan portfolio, that were made to consumers.

        Commercial Business Loans.    We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry, and professional service areas. At December 31, 2004, our individual commercial business loans ranged in size from approximately $3,500 to $1.4 million, with an average loan size of approximately $82,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. At December 31, 2004, commercial business loans amounted to $7.2 million, or 13.0% of our total loan portfolio.

        We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration's ("SBA") 7(a) program and SBA's 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2004, we had not originated any small business loans utilizing government enhancements.

        Consumer Loans.    We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2004, our individual consumer loans ranged in size from $300 to $535,000, with an average loan size of approximately $22,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. At December 31, 2004, consumer loans amounted to $1.5 million, or 2.7% of our loan portfolio.

        Loan Approval.    Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be reviewed by another officer. If both officers approve the request, their collective lending authority can be aggregated to approve loans up to an internal limit, which was $600,000 as of the date of this report. If the loans exceed $600,000, then a loan committee comprised of Mr. Coffee and four other directors may approve loans up to 10% of our capital and surplus. All loans in excess of this lending limit will be submitted for approval to the entire board of directors. We do not make any loans to any director or executive officer of the bank unless the loan is approved by the disinterested members of the board of directors of the bank and is on terms not more favorable to such person than would be available to a person not affiliated with the bank.

        Credit Administration and Loan Review.    We maintain a continuous loan review system. We also apply a credit grading system to each loan, and we use an independent consultant on a semi-annual basis to review the loan files on a test basis to confirm the grading of each loan. As we continue to grow, we intend to hire a full-time credit officer to assist with this process. Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

        Lending Limits.    Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. This limit will increase or decrease as the bank's capital increases or decreases. Based upon the capitalization of the bank at December 31, 2004, our legal lending limit was approximately $1,200,000. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Deposit Products

        We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary market area at rates competitive to those offered in the Charleston metropolitan area. In addition, we offer certain retirement account services, such as IRAs. We solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

Other Banking Services

        We also offer other bank services including safe deposit boxes, traveler's checks, direct deposit, United States Savings Bonds, and banking by mail. We are associated with the Cirrus, Master-Money, Pulse, and Subswitch ATM networks, which are available to our customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We also offer internet banking services, bill payment services, and cash management services. We do not expect to exercise trust powers during our next few years of operation.

Competition

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in the Charleston area and elsewhere.

        As of June 30, 2004, there were 21 financial institutions other than us in the Charleston metropolitan area and 18 in Horry County, where our loan production office in Myrtle Beach is located. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, SouthTrust, Wachovia, and Carolina First Bank. These institutions offer some services, such as extensive and established branch networks and trust services, that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

        As of December 31, 2004, we had 21 full-time employees and 2 part-time employees.

SUPERVISION AND REGULATION

        Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

        In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. Check 21 gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions of Check 21 include:

  •
  allowing check truncation without making it mandatory;

  •
  demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

  •
  legalizing substitutions for and replacements of paper checks without agreement from consumers;

  •
  retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

  •
  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  requiring recrediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

        This legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Tidelands Bancshares

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act.    Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

  •
  banking and managing or controlling banks;

  •
  furnishing services to or performing services for our subsidiaries; and

  •
  engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

        Investments, Control, and Activities.    With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

  •
  acquiring substantially all the assets of any bank;

  •
  acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

  •
  merging or consolidating with another bank holding company.

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

  •
  making or servicing loans and certain types of leases;

  •
  engaging in certain insurance and discount brokerage activities;

  •
  performing certain data processing services;

  •
  acting in certain circumstances as a fiduciary or investment or financial adviser;

  •
  owning savings associations; and

  •
  making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "—Tidelands Bank—Capital Regulations." Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in "—Tidelands Bank—Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee.    In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition.

        The Gramm-Leach-Bliley Act.    The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. We have not elected to become a financial holding company.

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

        South Carolina State Regulation.    As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board's approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Tidelands Bank

        The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

  •
  security devices and procedures;

  •
  adequacy of capitalization and loss reserves;

  •
  loans;

  •
  investments;

  •
  borrowings;

  •
  deposits;

  •
  mergers;

  •
  issuances of securities;

  •
  payment of dividends;

  •
  interest rates payable on deposits;

  •
  interest rates or fees chargeable on loans;

  •
  establishment of branches;

  •
  corporate reorganizations;

  •
  maintenance of books and records; and

  •
  adequacy of staff training to carry on safe lending and deposit gathering practices.

        The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The South Carolina Board of Financial Institutions also requires the bank to prepare quarterly reports on the bank's financial condition in compliance with its minimum standards and procedures.

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

  •
  internal controls;

  •
  information systems and audit systems;

  •
  loan documentation;

  •
  credit underwriting;

  •
  interest rate risk exposure; and

  •
  asset quality.

        Holding companies which have been registered or have undergone a change in control within the past two years or which have been deemed by the Federal Reserve Board to be troubled institutions must give the Federal Reserve Board 30 days' prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance.    The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. Our risk-based assessment rate is currently zero but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. In addition, the FDIC imposes assessments to help pay off the $780.0 million in annual interest payments on the $8.0 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. Our annual FICO assessment for the third quarter of 2004 was 0.36 basis points of total assessable deposits. We paid $1,759 in FICO assessments for the third quarter of 2004.

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

        The bank is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

  •
  a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

  •
  covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

  •
  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. This regulation has not yet been adopted.

        Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

        Branching.    Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.

        Community Reinvestment Act.    The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution's primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

        The Gramm-Leach-Bliley Act.    Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

        Other Regulations.    Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

  •
  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  •
  the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

  •
  the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

  •
  the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

        In addition, the deposit operations of the bank are subject to:

  •
  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  •
  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2004, based on our calculations, we qualified as "well capitalized."

        Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

  •
  submit a capital restoration plan;

  •
  raise additional capital;

  •
  restrict their growth, deposit interest rates, and other activities;

  •
  improve their management;

  •
  eliminate management fees; or

  •
  divest themselves of all or a part of their operations.

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels currently are more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

        Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not "well capitalized" is also subject to certain limitations relating to so-called "brokered" deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

        Enforcement Powers.    The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1.0 million a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

        Proposed Legislation and Regulatory Action.    New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2. Description of Property

        Our main office facility is located at 875 Lowcountry Boulevard in Mount Pleasant, South Carolina. The building is a full service banking facility with two drive-through banking stations and an ATM. The lease has an initial term of 10 years from March 29, 2004 with options for two additional five year renewal periods. We expect to pay approximately $178,000 in rent this year. Our annual rent payments will increase to $190,000 in 2007, and then subsequently increase in accordance with a formula based on the Consumer Price Index.

        Our Summerville loan production office is located at 105-C Burton Avenue in Summerville, South Carolina. It is a limited branch facility which does not have drive-through windows or an ATM. We have an initial term of 12 months from September 7, 2004 with monthly extensions after that time. We currently pay approximately $3,300 per month in rent although our payments are subject to future increase in accordance with a formula based on the Consumer Price Index. We intend to use this facility as a temporary branch office until we locate a suitable permanent branch location.

        On February 10, 2005, the bank entered into a lease agreement for an office located at 4420 Oleander Drive in Myrtle Beach, South Carolina. This space will be utilized as a loan production office, and we anticipate using this location as a limited service facility while we locate facilities suitable for a permanent full service branch. This lease has a term of two years, a renewal option for an additional 12 months, and rent of approximately $1,700 per month.

        On February 1, 2005, the bank entered into an agreement that included an option to purchase a property, including a 4,340 square foot building, in the Park West section of Mount Pleasant for $1.6 million. If we purchase the property, we will lease the site back to the seller for a period of 12 to 18 months and anticipate opening a branch office at the site after this lease expires. During the term of this lease, we intend to locate a mortgage loan originator in this building.

        We believe that all of our properties are adequately covered by insurance.

Item 3. Legal Proceedings.

        Neither the company nor the bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the company or the bank.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        There is no established market for our common stock. In the future, we may attempt to be listed on the OTC Bulletin Board. Even if we become listed, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market. The decisions of whether to apply for listing and which market or exchange we may apply to have not yet been made and remain wholly within our discretion.

        As of March 1, 2005, there were 1,324,734 shares of common stock outstanding held by approximately 620 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed in July 2003 or pursuant to the exercise of stock options granted under our 2004 Stock Incentive Plan. The effective price per share in our initial public offering was $8.00. On December 13, 2004, our board of directors declared a five-for-four stock split payable to shareholders of record as of the close of business on January 4, 2005. All share and per share data in this report has been adjusted to reflect the stock split.

        Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, all trades have occurred at $8.80 per share on a split-adjusted basis. There is no assurance that the prices at which our stock has traded reflect the present or future value of our common stock.

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Tidelands Bank, to pay dividends to us. As a South Carolina state bank, Tidelands Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital. At December 31, 2004, the bank was prohibited from declaring a dividend because it had an accumulated deficit of approximately $1.9 million.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Our discussion and analysis for the years ended December 31, 2004 and 2003 is based on our audited financial statements for such periods. The following discussion describes our results of operations for the year ended December 31, 2004 as compared to December 31, 2003 and also analyzes our financial condition as of December 31, 2004 as compared to December 31, 2003. Since we did not commence banking operations until October 2003, the following discussion is primarily focused on the period following the opening of the bank.

Overview

        We were incorporated in March 2002 to organize and serve as the holding company for Tidelands Bank. Since we opened our bank in October 2003, we have grown total assets to $75.6 million, loans to $55.3 million, and deposits to $60.3 million.

        Like most community banks, we derive the majority of our income from interest received on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

        There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

        In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers. We have also included a discussion of the various components of this noninterest income, as well as of our noninterest expense.

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2004.

        Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

        We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management's estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Income Statement Review

Summary

        Our net loss was $803,000 and $519,000 for the years ended December 31, 2004 and 2003, respectively. Net loss before income tax benefit was $1.2 million for the year ended December 31, 2004, an increase of $153,000, or 14.3%, compared to $1.1 million for the year ended December 31, 2003. The $153,000 increase in net loss before tax benefits resulted from a $1.5 million increase in noninterest expense, partially offset by increases of $1.4 million in net interest income and $302,000 in other income. Noninterest income increased from $27,000 for the year ended December 31, 2003 to $328,000 for the year ended December 31, 2004. We also recorded a provision for loan losses of $565,000 and $135,000 for the years ended December 31, 2004 and 2003, respectively.

Net Interest Income

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio is the primary driver of the increase in net interest income. During the year ended December 31, 2004, our loan portfolio increased $45.4 million. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

        Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. At December 31, 2004, loans represented 73.2% of total assets, while securities and federal funds sold represented 22.2% of total assets. While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional capital and deposits are obtained, we also anticipate increasing the size of the investment portfolio.

        The current low interest rate environment by historical measures has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in one location, maintain a smaller staff, and not incur marketing costs to advertise deposit rates, which in turn allowed us to focus on growing our loan portfolio. At December 31, 2004, retail deposits represented $42.7 million, or 63.9% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings, commercial deposits represented $7.6 million, or 11.4% of total funding, borrowings represented $6.5 million, or 9.7% of total funding, and wholesale out-of-market deposits represented $10.0 million, or 15.0% of total funding.

        We are planning to convert our two loan production offices into full service branches, one in the second quarter of 2005 and the other in the second half of 2005. We plan to focus our efforts at these two locations on obtaining lower cost transaction accounts that are less affected by rising rates. As interest rates rise, we plan to continue to offer aggressive rates on investment checking accounts and money market accounts. Based on prior experience, we anticipate the majority of these funds to be retained as core deposits. Our goal is to maintain the percentage of assets being funded by "in market" retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved; however, we anticipate that the two additional retail deposit offices will assist us in meeting these objectives. We also anticipate the current deposit strategies and the opening of the two new offices will have a negative impact on earnings in the year ending 2005. However, we believe that these two strategies will provide additional customers in our new markets and will provide a lower alternative cost of funding in a higher or rising interest rate environment, which we believe will increase earnings in future periods.

        As more fully discussed in the "—Market Risk" and "—Liquidity and Interest Rate Sensitivity" sections below, at December 31, 2004, 90.5% of our loans had variable rates. Given our high percentage of rate-sensitive loans, our primary focus to date has been to obtain short-term liabilities to fund our asset growth. This strategy allows us to manage the impact on our earnings resulting from changes in market interest rates. At December 31, 2004, 92.2% of interest-bearing liabilities reprice within one year.

        Upon opening in October 2003, we entered into an agreement to repurchase securities sold for $6.5 million. We collateralized this transaction with $7.0 million of bonds purchased with proceeds from our initial public offering. This transaction allowed the bank to lock in two spreads. One spread being the difference between the fixed rate on the bonds and the capital raised and the second the difference between the variable rate loans put on the books and the LIBOR based repurchase agreement which funded the loans. This transaction has allowed us to leverage our balance sheet more quickly than may be typical while also providing a balanced asset liability position.

        We intend to maintain a capital level for the bank that exceeds the FDIC requirements to be classified as a "well capitalized" bank. To provide the additional capital needed to support our bank's growth in assets, during the first quarter of 2005 we borrowed $2.1 million under a short-term holding company line of credit.

        In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the year ended December 31, 2004 increased because we had more interest-earning assets than interest-bearing liabilities. For the years ended December 31, 2004 and 2003, average interest-earning assets exceeded average interest-bearing liabilities by $8.9 million and $7.6 million, respectively.

        The impact of the Federal Reserve's recent interest rate increases resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings. The net interest spread and net interest margin increased during the year ended December 31, 2004 as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates began to increase over the period. Our net interest margin for the year ended December 31, 2004 and from October 6 to December 31, 2003 was 3.11%, and 2.67%, respectively. We anticipate that additional increases in short-term rates during 2005 will result in an increase in loan yields, while higher rates on our interest deposits and borrowings will also result in a higher cost of funds to us.

        We have included a number of unaudited tables to assist in our description of various measures of our financial performance. For example, the "Average Balances" tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2004 and 2003. Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

Years Ended December 31, 2004 and 2003

        The following tables set forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. For the year-ended December 31, 2003, these yields have been annualized from October 6, 2003 to December 31, 2003 in order to take into account the bank's operations for the partial year. We derived average balances from the daily balances throughout the periods indicated. During the two years ended December 31, 2004, all investments were taxable. During the same period, we had no interest-bearing deposits in other banks or any securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. We have not experienced any nonaccrual loans to date.

	Average Balances, Income and Expenses, and Rates
	For the Year Ended December 31, 2004			October 6, 2003 to December 31, 2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(in thousands)
Earning assets:
Federal funds sold	$5,051	$65	1.28%	$7,023	$33	$1.98%
Investment securities	12,888	592	4.60%	5,797	62	4.56%
Loans receivable	31,317	1,696	5.42%	6,012	64	4.50%

Total earning assets	49,256	2,353	4.78%	18,832	159	3.58%

Nonearning assets:
Cash and due from banks	934			864
Mortgages held for sale	468			133
Premises and equipment	802			705
Other assets	1,015			77
Allowance for loan losses	(375)			(59)

Total nonearning assets	2,844			1,720

Total assets	$52,100			$20,552

Interest-bearing liabilities:
Interest bearing transactions accounts	$1,586	$14	0.88%	$288	$—	0.42%
Savings & money market	22,634	480	2.12%	3,108	13	1.78%
Time deposits less than $100,000	5,401	119	2.20%	1,256	4	1.47%
Time deposits greater than $100,000	4,162	91	2.19%	1,205	5	1.57%
Other borrowings	6,546	116	1.77%	5,417	18	1.44%

Total interest-bearing deposits	40,329	820	2.03%	11,274	40	1.53%

Noninterest-bearing liabilities:
Demand deposits	3,093			1,138
Accrued interest	265			92
Shareholders' equity	8,413			8,048

Total liabilities and shareholders' equity	$52,100			$20,552

Net interest income		$1,533			$119

Net interest spread			2.75%			2.05%
Net interest margin			3.11%			2.67%

        Our net interest spread was 2.75% for the year ended December 31, 2004, compared to 2.05% for the period from October 6 to December 31, 2003. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

        The net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin for the year ended December 31, 2004 was 3.11%, compared to 2.67% for the period from October 6 to December 31, 2003. During 2004, interest-earning assets averaged $49.3 million, compared to $18.8 million in 2003.

        The net interest spread and net interest margin increased during the year ended December 31, 2004 as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates began to increase over the period.

        Net interest income, the largest component of our income, was $1.5 million and $119,000, for the year ended December 31, 2004 and the period from October 6 to December 31, 2003, respectively. The significant increase in 2004 resulted in the net effect of higher levels of both average earning assets and interest-bearing liabilities and by an increase in the net interest margin. In 2004 and 2003, average earning assets were $49.3 million and $18.8 million, respectively. During the same periods, average interest-bearing liabilities were $40.3 million and $11.3 million, respectively.

        The $1.4 million increase in net interest income for the year ended December 31, 2004 compared to the same period in 2003 resulted from a $2.2 million increase in interest income offset by a $747,000 increase in net interest expense. The increases in net interest income were caused by higher average earning assets and interest-bearing liabilities and aided by the higher net interest margin.

        Interest income for the year ended December 31, 2004 was $2.4 million, consisting of $1.7 million on loans, $592,000 on investments, and $65,000 on federal funds sold. Interest income for the period from October 6 to December 31, 2003 was $159,000, consisting of $64,000 on loans, $62,000 on investments, and $33,000 on federal funds sold. Interest and fees on loans represented 72.1% and 40.1%, respectively, of total interest income, while income from investments and federal funds sold represented 27.9% and 59.9% of total interest income for the year ended December 31, 2004 and the period from October 6 to December 31, 2003, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 63.6% and 31.9% of average interest-earning assets for the year ended December 31, 2004 and the period from October 6 to December 31, 2003, respectively.

        Interest expense for the year ended December 31, 2004 was $820,000, consisting of $704,000 related to deposits and $116,000 related to other borrowings. Interest expense for the year ended December 31, 2003 was approximately $73,000, consisting of $23,000 related to deposits and $49,000 related to other borrowings. Interest expense on deposits for the years ended December 31, 2004 and 2003 represented 85.8% and 32.2%, respectively, of total interest expense, while interest expense on borrowings represented 14.2% and 67.8%, respectively, of total interest expense. During the year ended December 31, 2004, average interest-bearing deposits were higher by $28.0 million than for the same period 2003, while other borrowings averaged $1.1 million higher during the year ended December 31, 2004.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended December 31, 2004 vs. October 6 to December 31, 2003
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(in thousands)
Interest income
Loans	$268	$262	$1,102	$1,632
Investment securities	76	204	250	530
Federal funds sold	(9)	57	(16)	32

Total interest income	335	523	1,336	2,194

Interest expense
Deposits	106	100	476	682
Other borrowings	4	78	16	98

Total interest expense	110	178	492	780

Net interest income	$225	$345	$844	$1,414

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under "—Balance Sheet Review—Provision and Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        Included in the statement of operations for the years ended December 31, 2004 and 2003 is a noncash expense related to the provision for loan losses of $565,000 and $135,000, respectively. The provision added to our allowance for loan losses in 2004 and in 2003 resulted in a net increase in the allowance for loan losses of $565,000 for the year ended December 31, 2004 and $135,000 for the year ended December 31, 2003. The allowance for loan losses increased by the entire provision expense for loan losses because we did not incur any net charge-offs. The $565,000 and the $135,000 increases in the allowance for the years ended December 31, 2004 and 2003, respectively, related to our decision to increase the allowance in response to the $45.4 million and the $9.9 million growth in loans for the years ended December 31, 2004 and 2003, respectively. The allowance for loan losses was $700,000 and $135,000 as of December 31, 2004 and 2003, respectively. The allowance for loan losses as a percentage of gross loans was 1.27% at December 31, 2004 and 1.36% at December 31, 2003. We had no nonperforming loans at either of December 31, 2004 and 2003.

Noninterest Income

        The following tables set forth information related to our noninterest income.

	For the Year Ended December 31,
	2004	2003
	(in thousands)
Service fees on deposit accounts	$6	$0
Residential mortgage origination fees	262	4
Origination income on mortgage loans sold	33	10
Other service fees and commissions	23	1
Other	4	12

Total noninterest income	$328	$27

        Noninterest income for the year ended December 31, 2004 was approximately $328,000, an increase of $302,000 compared to noninterest income of $27,000 during the same period in 2003. The increase was attributable to an increase in mortgage origination income, loan fee income and other income as a result of operating for the entire year. Residential mortgage origination fees increased approximately $258,000 from 2003.

        Residential mortgage origination fees consist primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party. Residential mortgage origination fees were $262,000 and $4,000 for the years ended December 31, 2004 and 2003, respectively. The additional $258,000 in 2004 related primarily to the mortgage department activity during the bank's first full year of operations. We received $33,000 of origination income on mortgage loans sold in 2004 compared to $10,000 in 2003. We anticipate that the level of mortgage origination fees will decrease if the mortgage refinancing business declines due to higher long term interest rates.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts and the fee income received from customer non-sufficient funds ("NSF") transactions. Deposit fees were $6,000 and $283 for the years ended December 31, 2004 and 2003, respectively. The additional $6,000 of income related to an increase in NSF transactions which resulted from the larger number of customer accounts.

        Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $4,000 and $12,000 for the years ended December 31, 2004 and 2003, respectively. Income on mortgage loans sold increased from $10,000 in 2003 to $33,000 for 2004. Other service fees and commissions increased $22,000 to $23,000 for the year ended December 31, 2004.

Noninterest Expense

        The following tables set forth information related to our noninterest expense.

	Years ended December 31,
	2004	2003
	(in thousands)
Salaries and benefits	$1,451	$524
Occupancy	224	119
Furniture and equipment expense	167	35
Professional fees	148	50
Advertising and marketing	66	42
Insurance	22	40
Data processing and related costs	106	9
Telephone	14	13
Postage	11	8
Office supplies, stationery and printing	93	28
Other	212	175

Total noninterest expense	$2,514	$1,043

        We incurred noninterest expense of $2.5 million for the year ended December 31, 2004, compared to $1.0 million for the year ended December 31, 2003. The $927,000 increase in salaries and benefits and $132,000 increase in furniture and equipment expense accounted for 72.0% of the $1.5 million increase in noninterest expense for the year ended December 31, 2004 compared to the same period in 2003. The increase was due to operating an entire year as well as hiring additional personnel to better service our customers. The remaining $412,000 increase resulted primarily from increases of $105,000 in occupancy, $98,000 in professional fees, $24,000 in marketing costs, $97,000 in data processing and related costs, and $88,000 in other expense. A significant portion of the increase in professional fees is related to additional legal, audit and compliance expenses. The increase in marketing expense relates to expanding our market awareness in the Charleston market, while a significant portion of the increase in other expense was due to increased costs of postage, office supplies, and additional staff education and training.

        Salaries and benefits expense was $1.5 million and $524,000 for the years ended December 31, 2004 and 2003, respectively. Salaries and benefits represented 57.7% and 50.2% of our total noninterest expense for the years ended December 31, 2004 and 2003, respectively. The $927,000 increase in salaries and benefits expense in 2004 compared to 2003 resulted from increases of $646,000 in base compensation, $84,000 in additional incentive compensation, and $197,000 in higher benefits costs. The $646,000 increase in base compensation expense related to the cost of employing eight additional employees as well as annual salary increases.

        The following tables set forth information related to our data processing and related costs.

	Years ended December 31,
	2004	2003
	(in thousands)
Data processing costs	$59	$9
ATM transaction expense	1	—
Other expenses	46	—

Total data processing and related costs	$106	$9

        Data processing and related costs were $106,000 and $9,000 for the years ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, our data processing costs for our core processing system were $59,000 compared to $9,000 for the year ended December 31, 2003. We have contracted with an outside computer service company to provide our core data processing services.

        Data processing costs increased $50,000, or 555.6%, for the year ended December 31, 2004 compared to the same period in 2003. The increases in costs are attributable to the bank being open for business an entire year in 2004 versus three months in 2003. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

        Income tax benefit was $414,000 for the year ended December 31, 2004. We recorded an income tax benefit of $546,000 in 2003. The income tax benefit is based on an effective tax rate of 34.0%. The decrease relates to the fact that for 2003 the tax benefit recorded was for operating results since the inception of the company in January 2002.

Balance Sheet Review

General

        At December 31, 2004, we had total assets of $75.6 million, consisting principally of $54.6 million in net loans, $664,000 in loans held for sale, $14.4 million in securities, $2.4 million in federal funds sold, and $1.3 million in cash and due from banks. Our liabilities at December 31, 2004 totaled $67.2 million, consisting principally of $60.3 million in deposits and $6.5 million in securities sold under agreements to repurchase. At December 31, 2004, our shareholders' equity was $8.3 million.

Federal Funds Sold

        At December 31, 2004, our $2.4 million in short-term investments in federal funds sold on an overnight basis comprised 3.2% of total assets, compared to $9.1 million, or 31.5% of total assets, at December 31, 2003. The balances at December 31, 2003 were relatively high as a result of the proximity to our initial public offering and the success of our deposit gathering program.

Investments

        At December 31, 2004, the $14.3 million in our available for sale investment securities portfolio represented approximately 18.9% of our total assets. We held U.S. Government agency securities and mortgage-backed securities with a fair value of $14.3 million and an amortized cost of $14.2 million for a net unrealized gain of $114,000. As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion, all the while with returns not unlike those found in certain segments of the loan portfolio. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

        Contractual maturities and yields on our investments at December 31, 2004 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2004, we had no securities with a maturity of less than five years.

	Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Available for Sale:
U.S. Government/government sponsored agencies	$1,516	5.11%	$—	0.00%	$1,516	5.11%
Mortgage-backed securities	2,741	3.90%	10,054	4.82%	12,795	4.62%

Total	$4,257	4.32%	$10,054	4.82%	$14,311	4.67%

        At December 31, 2004, our investments included U.S. government agency bonds issued by the Federal Home Loan Bank, and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association with amortized costs of approximately $1.5 million, $4.5 million, and $8.2 million, respectively.

        Other nonmarketable equity securities at December 31, 2004 consisted of Federal Home Loan Bank stock with a cost of $57,000.

        The amortized costs and the fair value of our investments at December 31, 2004 and 2003 are shown in the following table.

	December 31, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Government/government sponsored agencies	$1,496	$1,516	$—	$—
Mortgage-backed securities	12,701	12,795	6,928	6,974

Total	$14,197	$14,311	$6,928	$6,974

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2004 and 2003 were $31.3 million and $6.0 million, respectively. Before the allowance for loan losses, total loans outstanding at December 31, 2004 and 2003 were $55.3 million and $9.9 million, respectively.

        The principal component of our loan portfolio is loans secured by real estate mortgages. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long term residential mortgages for the portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

        The following table summarizes the composition of our loan portfolio at December 31, 2004 and 2003.

	December 31, 2004		December 31, 2003
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$7,173	12.97%	$1,863	18.77%
Real Estate
Mortgage	29,837	53.96%	4,057	40.87%
Construction	16,918	30.60%	3,170	31.93%

Total real estate	46,755	84.56%	7,227	72.80%

Consumer
Consumer	1,509	2.73%	857	8.63%

Deferred origination fees, net	(146)	(0.26)%	(20)	(0.20)%

Total gross loans, net of deferred fees	55,291	100.00%	9,927	100.00%

Less—allowance for loan losses	(700)		(135)

Total loans, net	$54,591		$9,792

Maturities and Sensitivity of Loans to Changes in Interest Rates

        The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2004.

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$4,223	$2,717	$233	$7,173
Real estate	13,004	27,661	6,090	46,755
Consumer	944	509	56	1,509
Deferred origination fees, net	(53)	(89)	(4)	(146)

Total gross loans, net of deferred fees	$18,118	$30,798	$6,375	$55,291

Loans maturing after one year with:
Fixed interest rates				$4,789
Floating interest rates				32,384

Total				$37,173

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Periodically, we adjust the amount of the allowance based on changing circumstances. Although we have not incurred any loan losses as of December 31, 2004, we would recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        The following table summarizes the activity related to our allowance for loan losses for the years ended December 31, 2003 and 2004.

	December 31,
	2004	2003
	(dollars in thousands)
Balance, beginning of year	$135	$—
Net loan losses	—	—
Provision for loan losses	565	135

Balance, end of year	$700	$135

Total loans outstanding at end of period	$55,291	$9,927
Allowance for loan losses to gross loans	1.27%	1.36%
Net charge-offs to average loans	0.00%	0.00%

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system that we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

        We did not have any nonperforming assets at December 31, 2004 or 2003. At December 31, 2004 and 2003, the allowance for loan losses was $700,000 and $135,000, respectively, or 1.27% and 1.36%, respectively, of outstanding loans.

        At December 31, 2004 and 2003, we did not have any loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. There has not been any foregone interest income on nonaccrual loans.

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds. Accordingly, it has become more difficult to attract local deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, primarily through the internet. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market. We anticipate that the ratio of out-of-market deposits will decline after we open additional retail deposit offices. The amount of out-of-market deposits was $10.0 million or 16.6% of total deposits at December 31, 2004.

        We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 91.7% and 75.1% at December 31, 2004 and 2003, respectively.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2004 and 2003.

	December 31, 2004		December 31, 2003
	Average Dollar Amount	Rate	Average Dollar Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$3,093	0.00%	$1,138	0.00%
Interest bearing demand deposits	1,586	0.88%	288	0.42%
Savings and money market accounts	22,634	2.12%	3,108	1.78%
Time deposits less than $100,000	5,401	2.20%	1,256	1.47%
Time deposits greater than $100,000	4,162	2.19%	1,205	1.57%

Total deposits	$36,876	1.91%	$6,995	1.53%

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $51.4 million and $10.7 million at December 31, 2004 and 2003, respectively. This represented 85.2% and 81.1% of total deposits, respectively.

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2004 and 2003 is as follows:

	December 31, 2004	December 31, 2003
	(in thousands)
Three months or less	$1,918	$—
Over three through six months	760	600
Over six though twelve months	3,188	1,600
Over twelve months	3,069	314

Total	$8,935	$2,514

        The increase in time deposits of $100,000 or more for the year ended December 31, 2004 compared to the same period in 2003 resulted from operating an entire year in 2004 unlike 2003 and the utilization of deposits that were obtained outside of our primary market.

Capital Resources

        Total shareholders' equity was $8.3 million at December 31, 2004 and $8.8 million at December 31, 2003. The decrease between 2003 and 2004 primarily resulted from the $803,000 net loss incurred during 2004, net of a $237,000 increase from the exercise of stock options during the period.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2004 and 2003. Since our inception, we have not paid any cash dividends.

	December 31, 2004	December 31, 2003
Return on average assets	(1.54)%	(1.30)%
Return on average equity	(9.55)%	(3.25)%
Average equity to average assets	16.13%	39.94%

        The FDIC and state bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because our holding company has less than $150 million in assets, it is not currently subject to these guidelines. However, our bank falls under these rules as set per the bank regulatory agencies.

        Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. Our bank is required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        To be considered "adequately capitalized" under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered "well-capitalized," we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

        The following table sets forth the bank's various capital ratios at December 31, 2004 and 2003. For all periods, the bank was considered "well capitalized."

	December 31, 2004	December 31, 2003
Leverage ratio	10.53%	42.39%
Tier 1 risk-based capital ratio	11.06%	58.64%
Total risk-based capital ratio	12.16%	59.62%

        We do not anticipate that our current capital resources will be sufficient to continue our growth at current rates for the next 12 months. For this reason, we anticipate that we will need to raise capital or some other means within the next 12 months.

Borrowings

        The following table outlines our various sources of borrowed funds during the years ended December 31, 2004 and 2003, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

				Average for the Period
	Ending Balance	Period-End Rate	Maximum Month-end Balance
				Balance	Rate
	(dollars in thousands)
At or for the year ended December 31, 2004:
Securities sold under agreement to repurchase	$6,500	2.70%	$6,500	$6,500	1.80%
Other borrowings	40	3.30%	50	45	3.30%
At or for the year ended December 31, 2003:
Securities sold under agreement to repurchase	$6,500	1.41%	$6,500	$5,417	1.41%
Other borrowings	51	3.30%	54	52	3.30%

Effect of Inflation and Changing Prices

        The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

        Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2004, unfunded commitments to extend credit were $17.3 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2004, there were commitments totaling $539,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

        Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Market Risk

        Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.

        We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

        Approximately 90.5% of our loans were variable rate loans at December 31, 2004, and we were asset sensitive during the year ended December 31, 2004. We expect to be asset sensitive during 2005 because substantially all of our loans reprice within the first three months of the year but a majority of our deposits will reprice over a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

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

        At December 31, 2004 and 2003, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $3.8 million and $9.5 million, or 5.0% and 33.1% of total assets, respectively. Our available for sale securities at December 31, 2004 and 2003 amounted to $14.3 million and $7.0 million, or 18.9% and 24.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $6.0 million of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and by raising additional capital. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2003 and 2004, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, we maintain three federal funds purchased lines of credit with correspondent banks totaling $4.7 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.

        We believe that in addition to our stable base of core deposits, short-term repurchase agreements, and other funding sources, we will need to raise additional capital to satisfy our liquidity and capital needs for the next 12 months.

        Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset/liability management committee monitors and considers methods of managing exposure to interest rate risk. The asset/liability management committee is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2004, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
		(in thousands)
Interest-earning assets:
Federal funds sold	$2,428	$—	$—	$—	$2,428
Investment securities	564	3,192	7,875	2,680	14,311
Loans	50,183	315	3,637	1,156	55,291

Total earning assets	$53,175	$3,507	$11,512	$3,836	$72,030

Interest-bearing liabilities:
Money market and NOW	$38,747	$—	$—	$—	$38,747
Regular savings	95	—	—	—	95
Time deposits	3,716	8,240	4,833	—	16,789
Other borrowings	6,500	—	40	—	6,540

Total interest-bearing liabilities	$49,058	$8,240	$4,873	$—	$62,171

Period gap	$4,117	$(4,733)	$6,639	$3,836	$9,859
Cumulative gap	$4,117	$(616)	$6,023	$9,859	$9,859
Ratio of cumulative gap to total earning assets	5.72%	(0.86)%	8.36%	13.69%	13.69%

Item 7: Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tidelands Bancshares, Inc.
Mount Pleasant, South Carolina

        We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and its subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc., as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLC
Columbia, South Carolina
February 10, 2005

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2004	2003
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,328,431	$448,086
Federal funds sold	2,428,000	9,057,000

Total cash and cash equivalents	3,756,431	9,505,086

Securities available for sale	14,310,612	6,974,212
Other marketable equity securities	56,900	—

Total Securities	14,367,512	6,974,212

Mortgage loans held for sale	664,000	958,000
Loans receivable	55,291,260	9,926,623
Less allowance for loan losses	700,000	135,000

Loans, net	54,591,260	9,791,623

Premises, furniture and equipment, net	794,697	839,504
Accrued interest receivable	241,896	54,195
Deferred tax asset	920,881	529,755
Other assets	220,259	57,530

Total assets	$75,556,936	$28,709,905

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$4,668,244	$1,031,220
Interest-bearing transaction accounts	3,319,259	518,265
Savings and money market	35,522,437	5,694,983
Time deposits $100,000 and over	8,934,724	2,513,750
Other time deposits	7,854,874	3,457,071

Total deposits	60,299,538	13,215,289

Securities sold under agreements to repurchase	6,500,000	6,500,000
Other borrowings	40,439	50,667
Accrued interest payable	139,348	14,976
Other liabilities	268,405	97,868

Total liabilities	67,247,730	19,878,800

Commitments and contingencies (Notes 11, 13 and 18)
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; and 1,318,693 and 1,033,398 shares issued and outstanding at December 31, 2004 and 2003, respectively	13,187	10,334
Capital surplus	10,113,380	9,879,117
Retained deficit	(1,892,466)	(1,089,051)
Accumulated other comprehensive income	75,105	30,705

Total shareholders' equity	8,309,206	8,831,105

Total liabilities and shareholders' equity	$75,556,936	$28,709,905

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
For the years ended December 31, 2004 and 2003

	2004	2003
Interest income:
Loans, including fees	$1,695,982	$63,797
Securities available for sale, taxable	592,453	62,340
Federal funds sold	64,875	32,799

Total	2,353,310	158,936

Interest expense:
Time deposits $100,000 and over	91,162	5,170
Other deposits	612,622	18,155
Other borrowings	116,141	49,221

Total	819,925	72,546

Net interest income	1,533,385	86,390
Provision for loan losses	565,000	135,000

Net interest income (loss) after provision for loan losses	968,385	(48,610)

Noninterest income:
Service charges on deposit accounts	5,846	283
Residential mortgage origination fees	296,682	13,978
Other service fees and commissions	23,076	680
Other	3,726	11,597

Total noninterest income	328,330	26,538

Noninterest expenses:
Salaries and employee benefits	1,450,949	523,542
Net occupancy	223,935	118,991
Furniture and equipment	166,856	35,455
Other operating	672,390	364,729

Total noninterest expense	2,514,130	1,042,717

Loss before income taxes	(1,217,415)	(1,064,789)
Income tax benefit	(414,000)	(545,572)

Net loss	$(803,415)	$(519,217)

Earnings (losses) per common share
Basic loss per share	$(0.62)	$(1.33)

Diluted loss per share	$(0.62)	$(1.33)

Weighted average common shares outstanding
Basic	1,291,821	389,294

Diluted	1,291,821	389,294

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated statements of Changes in Shareholders' Equity and Comprehensive Income
For the years ended December 31, 2004 and 2003

	Common Stock				Accumulated other comprehensive income
			Capital surplus	Retained deficit
	Shares	Amount				Total
Balance, December 31, 2002	10	$—	$100	$(569,834)	$—	$(569,734)

Retirement of stock	(10)		(100)			(100)
Proceeds from sale of stock	1,033,398	10,334	10,323,646			10,333,980
Stock issuance costs			(444,529)			(444,529)
Net loss				(519,217)		(519,217)
Other comprehensive income, net of taxes of $15,818					30,705	30,705

Comprehensive loss						(488,512)

Balance, December 31, 2003	1,033,398	10,334	9,879,117	(1,089,051)	30,705	8,831,105
Exercise of stock options	21,556	216	236,900			237,116
Net loss				(803,415)		(803,415)
Other comprehensive income, net of taxes of $22,872					44,400	44,400

Comprehensive loss						(759,015)
Stock dividend in the form of a 5 for 4 stock split	263,739	2,637	(2,637)			—

Balance, December 31, 2004	1,318,693	$13,187	$10,113,380	$(1,892,466)	$75,105	$8,309,206

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(803,415)	$(519,217)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	565,000	135,000
Depreciation and amortization expense	164,181	35,571
Discount accretion and premium amortization	(5,086)	412
Deferred income tax benefit	(414,000)	(545,573)
Proceeds from sale of residential mortgages	15,168,914	—
Disbursements for residential mortgages held-for-sale	(15,832,914)	(1,158,000)
Increase in accrued interest receivable	(187,701)	(54,195)
Increase in accrued interest payable	124,372	12,926
(Increase) decrease in other assets	(162,729)	156,759
Increase (decrease) in other liabilities	170,537	(691,256)

Net cash used by operating activities	(1,212,841)	(2,627,573)

Cash flows from investing activities:
Purchases of securities available-for-sale	(9,061,598)	(7,019,687)
Calls and maturities of securities available-for-sale	1,740,659	91,584
Net increase in loans receivable	(44,406,638)	(9,726,623)
Purchase of premises, furniture and equipment	(119,374)	(827,762)

Net cash used by investing activities	(51,846,951)	(17,482,488)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	36,265,472	7,244,468
Net increase in certificates of deposit and other time deposits	10,818,777	5,970,821
Net increase in securities sold under agreements to repurchase	—	6,500,000
Decrease in other borrowings	(10,228)	—
Issuance of common stock	—	10,333,980
Proceeds from exercise of stock options	237,116	—
Stock issuance costs	—	(444,529)
Retirement of stock	—	(100)

Net cash provided by financing activities	47,311,137	29,604,640

Net increase (decrease) in cash and cash equivalents	(5,748,655)	9,494,579
Cash and cash equivalents, beginning of period	9,505,086	10,507

Cash and cash equivalents, end of period	$3,756,431	$9,505,086

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization—Tidelands Bancshares, Inc. (the Company) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the Bank). The Company operated as a development stage company from January 31, 2002 to October 5, 2003. Tidelands Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester and Horry Counties in South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

        Management's Estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

        While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

        Significant Group Concentrations of Credit Risk—Most of the Company's activities are with customers located within Charleston, Dorchester and Horry counties in South Carolina. The types of securities in which the Company invests are discussed in Note 3. The types of lending in which the Company engages are discussed in Note 4. The Company does not have any significant concentrations to any one industry or customer.

        Securities Available-for-Sale—Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in shareholders' equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

        Nonmarketable Equity Securities—Nonmarketable equity securities include the cost of the Company's investment in the stock of Federal Home Loan Bank. The stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2004, the Company's investment in Federal Home Loan Bank stock was $56,900. Dividends received on this stock is included as interest income on securities available for sale.

        Loans Receivable—Loans are stated at their unpaid principal balance. Interest income on loans is computed based upon the unpaid principal balance. Interest income and is recorded in the period earned.

        The accrual of interest income is generally discontinued when a loan becomes contractually 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest.

        Loan origination and commitment fees are deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using the straight-line method, which approximates the interest method.

        Under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for the Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures, loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are subject to this criteria except for "smaller balance homogeneous loans that are collectively evaluated for impairment" and loans "measured at fair value or at the lower of cost or fair value." The Company considers its consumer installment portfolio, credit card loans, and home equity lines as such exceptions. Therefore, the real estate and commercial loan portfolios are primarily affected by these statements.

        Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company's investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged to bad debt expense with a corresponding entry to the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due. There were no impaired loans at December 31, 2004 or 2003 that were material to the financial statements.

        Allowance for Loan Losses—An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Since there is no prior loan loss history, management has elected to maintain the allowance for loan losses at approximately 1.25% of gross loans. Management believes this percentage is consistent with the industry and the market in which the Bank operates. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

        Residential Mortgage Loan Held-for-Sale—The Company's residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value. Application and origination fees collected by the Company are recognized as income upon sale to the investor.

        The Company issues rate lock commitments to borrowers based on prices quoted by secondary market investors. When rates are locked with borrowers, a sales commitment is immediately entered (on a best efforts basis) at a specified price with a secondary market investor. Accordingly, any potential liabilities associated with rate lock commitments are offset by sales commitments to investors.

        Premises, Furniture and Equipment—Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 10 years. Leasehold improvements are amortized over the life of the leases, which range from 1 to 10 years. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

        Securities Sold Under Agreements to Repurchase—The Bank enters into sales of securities under agreements to repurchase. Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

        Income Taxes—Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carryforward.

        Advertising Expense—Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $50,411 and $46,004, were included in the Company's results of operations for 2004 and 2003, respectively.

        Retirement Plan—The Company has a 401(k) profit sharing plan, which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a "salary reduction" feature pursuant to Section 401(k) of the Internal Revenue Code. At its discretion, the Bank can make matching contributions of $.25 for every dollar contributed up to 6% of the participants' annual compensation. Expenses charged to earnings for the 401(k) profit sharing plan were approximately $9,319 in 2004.

        Loss Per Share—Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. At December 31, 2003, the Company had no instruments considered common stock equivalents. Losses per share have been restated to reflect the five for four stock split.

        Comprehensive Income—Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

        The components of other comprehensive income and related tax effects are as follows:

	Year ended December 31,
	2004	2003
Unrealized gains on securities available-for-sale	$67,272	$46,522
Reclassification adjustment for gains realized in net income	—	—

Net unrealized gains on securities	67,272	46,522
Tax effect	(22,872)	(15,817)

Net-of-tax amount	$44,400	$30,705

        Statements of Cash Flows—For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

        Interest paid on deposits and other borrowings totaled $695,553 and $36,045 for the years ended December 31, 2004 and 2003, respectively.

        There were no income tax payments during the years ended December 31, 2004 and 2003.

        Changes in the valuation account of securities available-for-sale, including the deferred tax effects, are considered noncash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the consolidated financial statements.

        Off-Balance-Sheet Financial Instruments—In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

        Recent Accounting Pronouncements—In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation ("FIN") No. 45, and amends certain other existing pronouncements. The pronouncement was generally effective for contracts entered into or modified after June 30, 2003. The adoption of

SFAS No. 149 did not have any material impact on the financial condition or operating results of the Company.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, previously classified as equity, as liabilities or assets in come circumstances. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Accounting Principles Board ("APB") Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and warranties that it has issued. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee. The initial recognition requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

        In December 2003, the FASB issued FIN No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company's existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company's financial position or results of operations.

        In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1". The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

        In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments", to inform registrants of the Staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company's financial condition or results of operations.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

        Risks and Uncertainties—In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

        The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. Periodic examinations by the regulatory agencies, which may subject the company to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

        Reclassifications—Certain captions and amounts in the 2003 financial statements were reclassified to conform with the 2004 presentation.

        Stock-Based Compensation—The Company adopted a stock-based employee compensation plan in 2004 which is further described in Note 8. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Year ended December 31, 2004
Net loss, as reported	$(803,415)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(122,121)

Pro forma net loss	$(925,536)

Loss per share:
Basic—as reported	$(0.62)

Basic—pro forma	$(0.72)

Diluted—as reported	$(0.62)

Diluted—pro forma	$(0.72)

NOTE 2—CASH AND DUE FROM BANKS

        The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions. At December 31, 2004 and 2003, the requirement was met by the cash balance in the vault.

NOTE 3—INVESTMENT SECURITIES

        The amortized cost and estimated fair values of securities available for sale were:

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	Losses
December 31, 2004
U.S. agency securities	$1,495,560	$20,378	$—	$1,515,938
Mortgage-backed securities	12,701,257	148,360	54,943	12,794,674

Total	$14,196,817	$168,738	$54,943	$14,310,612

December 31, 2003
Mortgage-backed securities	$6,927,690	$46,522	$—	$6,974,212

        There were no sales of securities in 2004 or 2003.

        The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. The scheduled maturity date for all U.S. agency securities is August 18, 2011. Mortgage-backed securities had no maturity schedule presented as paydowns are expected before contractual maturity dates. At December 31, 2004, there were no securities with unrealized losses greater than twelve months.

        At December 31, 2004 and 2003, investment securities with a book value of $5,974,406 and $6,928,000 and a market value of $6,036,239 and $6,974,000, respectively, were pledged as collateral for the securities sold under agreements to repurchase.

NOTE 4—LOANS RECEIVABLE

        Major classifications of loans receivable are summarized as follows:

	December 31,
	2004	2003
Real estate—construction	$16,918,486	$3,169,809
Real estate—mortgage	29,837,287	4,056,633
Commercial and industrial	7,173,062	1,863,276
Consumer and other	1,362,425	836,905

Total gross loans	$55,291,260	$9,926,623

        The composition of gross loans by rate type is as follows:

	December 31,
	2004	2003
Variable Rate Loans	$50,050,635	$8,723,334
Fixed Rate Loans	5,240,625	1,203,289

Total gross loans	$55,291,260	$9,926,623

        Transactions in the allowance for loan losses during 2004 and 2003 are summarized below:

	2004	2003
Balance, beginning of year	$135,000	$—
Provision charged to operations	565,000	135,000

Balance, end of year	$700,000	$135,000

Gross loans outstanding, end of period	$55,291,260	$9,926,623

        The provision for loan losses, as a percent of gross loans outstanding, was 1.27% and 1.36% at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Bank had no loans in nonaccrual status. Furthermore, there were no loans contractually past due ninety days or more and still accruing interest at December 31, 2004 or 2003.

        Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in Charleston, Dorchester and Horry counties in South Carolina.

NOTE 5—PREMISES, FURNITURE AND EQUIPMENT

        Premises, furniture and equipment consisted of the following:

	December 31,
	2004	2003
Leasehold and land improvements	$288,414	$257,900
Furniture and equipment	502,204	416,894
Software	203,831	200,281

Total	994,449	875,075
Less, accumulated depreciation	199,752	35,571

Premises, furniture and equipment, net	$794,697	$839,504

        Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $159,600 and $31,071, respectively.

NOTE 6—DEPOSITS

        At December 31, 2004, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Within one year	$11,957,316
After one through two years	4,832,282

Total	$16,789,598

NOTE 7—SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

        Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2004 and 2003:

	2004	2003
Amount outstanding at year end	$6,500,000	$6,500,000
Average amount outstanding during year	6,500,000	6,500,000
Maximum outstanding at any month-end	6,500,000	6,500,000
Weighted average rate paid at year-end	2.70%	1.41%
Weighted average rate paid during the year	1.80%	1.41%

        The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amounts of securities underlying the agreements are book entry securities. U.S. Government agency securities with book values of $5,974,406 and $6,928,000 and fair values of $6,036,239 and $6,974,000 at December 31, 2004 and 2003, respectively, are used as collateral for the agreements.

NOTE 8—STOCK COMPENSATION PLANS

        On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan ("Stock Plan") that provides for the granting of options to purchase up to 258,350 shares of the Company's common stock to directors, officers, or employees of the Company. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant. The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire, unexercised or are canceled become available for reissuance. During 2004, the Company granted 230,200 options pursuant to the terms of the Company's 2004 Stock Incentive Plan. The options are exercisable at the price of $8.80 and expire during 2014 with varying vesting schedules. As of December 31, 2004, there were 28,462 options available for issuance under this Plan. Options have been adjusted for the five for four stock split.

        In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants:

2004
Dividend yield	0.00%
Expected volatility	10.88%
Risk-free interest rate	3.47%
Expected life	4.92

        The weighted-average fair value of options, calculated using the binomial option valuation model, granted during 2004 is $2.07.

        A summary of the status of the Company's stock option plan as of December 31, 2004 and changes during the year is presented below:

	2004
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	230,200	8.80
Exercised	26,945	8.80
Cancelled	312	8.80

Outstanding at end of year	202,943

        The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 2004:

Range of Exercise Prices	Options Outstanding	Remaining Life (years)	Weighted Average Exercise Price
Exercisable:
At $8.80 per share	35,973	9.53	$8.80
Not Exercisable:
At $8.80 per share	166,970	9.53	$8.80

Total outstanding	202,943

NOTE 9—OTHER OPERATING EXPENSES

        Other operating expenses for the years ended December 31, 2004 and 2003 are summarized below:

	2004	2003
Professional fees	$147,821	$50,375
Telephone expenses	13,998	12,777
Office supplies, stationery, and printing	92,879	27,762
Insurance	21,747	40,079
Postage	11,074	8,021
Data processing	106,460	9,258
Other	278,411	216,457

Total	$672,390	$364,729

NOTE 10—INCOME TAXES

        Income tax expense consisted of the following:

	2004	2003
Current portion
Federal	$—	$—
State	—	—

Total current	—	—

Deferred income taxes	(414,000)	(545,572)

Income tax benefit	$(414,000)	$(545,572)

        The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$231,229	$44,412
Net operating loss carryforward	483,996	343,261
Organization and start-up costs	331,556	277,096
Loan fees	49,724	—
Other	5,017	—

Total deferred tax assets	1,101,532	664,769

Deferred tax liabilities:
Accumulated depreciation	97,933	103,380
Unrealized gain on securities available for sale	38,690	15,817

Total deferred tax liabilities	136,623	119,197

Net deferred tax asset	$964,909	$545,572

        Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2004 and 2003, management believes it will fully realize 100% of the Company's deferred tax asset.

        The Company has a net operating loss for income tax purposes of $1,423,569 and $739,790 as of December 31, 2004 and 2003, respectively. This net operating loss expires in the year 2023.

        A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2004 and 2003 to income before income taxes follows:

	2004	2003
Tax expense (benefit) at statutory rate	$(413,921)	$(537,657)
State income tax, net of federal income tax effect	(23,861)	(7,915)
Other	23,782	—

Income tax benefit	$(414,000)	$(545,572)

NOTE 11—LEASES

        The Bank renegotiated its lease agreement for its main branch location in 2004. The lease was originated on March 29, 2004 and has an initial ten-year term. The lease requires monthly payments of $14,840 for the first three years, increased nine percent in year four and three percent every year thereafter. The lease is renewable at the bank's option for two five-year terms. Rental expense on this facility was $157,257 and $91,666 for the years ended December 31, 2004 and 2003, respectively.

        The Bank also leases a building for its Summerville branch location. The lease was originated on September 7, 2004 and has an initial one-year term. The lease may be extended at the bank's option on a month-to-month basis. The lease requires monthly payments $3,303 per month. Rental expense under this operating lease agreement was $13,213 for the year ended December 31, 2004.

        Future minimum lease payments under these operating leases are summarized as follows:

For the year ended December 31,
2005	$204,501
2006	178,076
2007	190,096
2008	198,471
2009	204,425
Thereafter	947,036

$1,922,605

NOTE 12—RELATED PARTY TRANSACTIONS

        Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2004 and 2003, the Company had related party loans totaling $3,297,313 and $2,158,048, respectively. During 2004 advances on related party loans totaled $2,224,587 and repayments totaled $1,085,322. During 2003, advances on related party loans totaled $2,165,265 and repayments totaled $7,217.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 14—LOSS PER SHARE

        Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options; however, there was no dilution in 2004. Therefore, basic loss per share and diluted earnings per share were the same for both years.

	2004	2003
Net loss per share—basic computation:
Net loss to common shareholders	$(803,415)	$(519,217)

Weighted-average common shares outstanding—basic	1,291,821	389,294

Basic loss per share	$(0.62)	$(1.33)

Diluted loss per share	$(0.62)	$(1.33)

NOTE 15—REGULATORY MATTERS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

        The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

        As of December 31, 2004 and 2003, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

        The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2004 and 2003.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Total capital (to risk-weighted assets)	$7,741,000	12.16%	$5,093,680	8.00%	$6,367,100	10.00%
Tier 1 capital (to risk-weighted assets)	7,041,000	11.06%	2,546,840	4.00%	3,820,260	6.00%
Tier 1 capital (to average assets)	7,041,000	10.53%	2,675,520	4.00%	3,344,400	5.00%
December 31, 2003
Total capital (to risk-weighted assets)	$8,173,000	59.62%	$1,097,000	8.00%	$1,371,000	10.00%
Tier 1 capital (to risk-weighted assets)	8,038,000	58.64%	548,000	4.00%	822,000	6.00%
Tier 1 capital (to average assets)	8,038,000	42.39%	758,000	4.00%	948,000	5.00%

        The Federal Reserve has similar requirements for bank holding companies. The Company is not currently subject to these requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150,000,000 in consolidated assets.

NOTE 16—UNUSED LINES OF CREDIT

        As of December 31, 2004, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $4,725,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes.

NOTE 17—SHAREHOLDERS' EQUITY

        Stock Dividends—On December 13, 2004,, the Board of Directors declared a stock dividend in the effect of a five for four stock dividend payable on January 18, 2005, to shareholders of record at January 4, 2005. As a result of the stock dividend, 263,739 shares were issued. The financial statements as of December 31, 2004 were adjusted to reflect such transaction. All per share amounts have been adjusted to reflect this dividend.

        Restrictions on Dividends—South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank's dividends to Tidelands Bancshares, Inc. are payable only from the undivided profits of the Bank. At December 31, 2004, the Bank had negative undivided profits. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

NOTE 18—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Standby letters of credit are conditional commitments issued to guarantee a customer's performance to a third party and have essentially the same credit risk as other lending facilities.

        Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

        The following table sets forth in thousands the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2004.

Amount
Commitments to extend credit	$16,766,499
Standby letters of credit	538,750

Total	$17,305,249

NOTE 19—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The following methods and assumptions were used to estimate the fair value of significant financial instruments:

        Cash and Due from Banks—The carrying amount is a reasonable estimate of fair value.

        Federal Funds Sold—Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

        Securities Available-for-Sale—The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

        Mortgage Loans Held for Sale—The carrying value for mortgage loans held for sale is a reasonable estimate for fair value considering the short time these loans are carried on the books. Management determined that only minor fluctuations occurred in fixed rate mortgage loans available for sale; therefore the carrying amount approximates fair value.

        Loans Receivable—For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities

        Deposits—The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

        Securities Sold Under Agreements to Repurchase—These repurchase agreements have variable rates that reprice every thirty days. Due to the minor change in interest rates, management estimates the carrying value to be a reasonable estimate of fair value.

        Accrued Interest Receivable and Payable—The carrying value of these instruments is a reasonable estimate of fair value.

        Off-Balance-Sheet Financial Instruments—Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

        The carrying values and estimated fair values of the Company's financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$1,328,431	$1,328,431	$448,086	$448,086
Federal funds sold	2,428,000	2,428,000	9,057,000	9,057,000
Securities available-for-sale	14,310,612	14,310,612	6,974,212	6,974,212
Mortgage loans held for sale	664,000	664,000	958,000	958,000
Loans receivable	55,291,260	55,248,000	9,926,623	9,926,623
Accrued interest receivable	241,896	241,896	54,195	54,195
Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$43,509,940	$43,509,940	$7,244,468	$7,244,468
Certificates of deposit and other time deposits	16,789,598	16,718,000	5,970,821	5,970,821
Securities sold under agreements to repurchase	6,500,000	6,500,000	6,500,000	6,500,000
Accrued interest payable	139,348	139,348	14,976	14,976
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$16,766,499	$—	$1,911,889	$—
Letters of credit	538,750	—	—	—

NOTE 20—TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY)

        Presented below are the condensed financial statements for Tidelands Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2004	2003
Assets
Cash	$243,177	$243,177
Due from banking subsidiary	30,000	30,000
Investment in banking subsidiary	7,741,496	8,263,395
Other assets	294,533	294,533

Total assets	$8,309,206	$8,831,105

Liabilities and shareholders' equity
Shareholders' equity	$8,309,206	$8,831,105

Total liabilities and shareholders' equity	$8,309,206	$8,831,105

Condensed Statements of Operations

	For the years ended December 31,
	2004	2003
Income	$—	$375
Expenses
Other expenses	—	296,815

Income (loss) before income taxes and equity in undistributed earnings of banking subsidiary		(296,440)
Income tax benefit		(294,533)
Equity in undistributed losses of banking subsidiary	(803,415)	(517,310)

Net loss	$(803,415)	$(519,217)

Condensed Statements of Cash Flows

	For the years ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(803,415)	$(519,217)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) in other assets	—	(62,932)
Equity in undistributed losses of banking subsidiary	803,415	274,804
Decrease (increase) in other liabilities	—	(130,077)

Net cash used by operating activities	—	(194,916)

Cash flows from investing activities:
Purchase of Bank stock	—	(8,750,000)
Transfer of capital to the bank	(237,116)	—

Net cash used by operating activities	(237,116)	(8,750,000)

Cash flows from financing activities:
Net proceeds from borrowings	—	(711,765)
Issuance of common stock	—	10,333,980
Stock issuance costs	—	(444,529)
Retirement of stock	—	(100)
Proceeds from exercise of stock options	237,116	—

Net cash provided by financing activities	237,116	9,177,586

Net increase in cash and cash equivalents	—	232,670
Cash and cash equivalents, beginning of period	243,177	10,507

Cash and cash equivalents, end of period	$243,177	$243,177

NOTE 21—SUBSEQUENT EVENT

        On February 3, 2005, the Company executed a note with Nexity Bank to borrow $2,100,000. The principal balance is due on February 3, 2006. Interest is based on the prime rate minus 100 basis points and is payable monthly. The note is secured by the stock owned by the Company in the Bank. Proceeds from the note were used to provide capital to the Bank.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 8A. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B. Other Information

        None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The following table sets forth information about our executive officers and directors. Our articles of incorporation provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of the Class II directors will expire at the 2005 annual shareholders' meeting, the terms of the Class III directors will expire at the 2006 annual shareholders' meeting, and the terms of the Class I directors will expire at the 2007 annual shareholders' meeting. Each of our directors is also a director of Tidelands Bank.

Name	Age	Year First Elected or Appointed	Year Term Expires	Position(s) Held
Michael W. Burrell	54	2002	2005	Director
John N. Cagle, III, DMD	46	2002	2006	Director
Alan D. Clemmons	46	2002	2007	Director
Robert E. (Chip) Coffee, Jr.	57	2003	2007	President, Chief Executive Officer, and Director
Richard L. Granger	53	2002	2006	Director
Dwayne M. Green	35	2002	2005	Director
Alan W. Jackson, CPA	43	2003	—	Executive Vice President and Chief Financial Officer
Barry I. Kalinsky	44	2002	2007	Chairman of the Board
Morris Kalinsky	80	2002	2006	Director
Paul J. Kerwin, DVM	42	2002	2005	Director
Robert H. (Bobby) Mathewes, Jr.	38	2002	—	Executive Vice President and Chief Credit Officer
John T. Parker, Jr.	41	2002	2006	Director
Fred H. Renken	36	2002	2007	Director
Tanya D. Robinson	51	2002	2005	Director

        Michael W. Burrell has been a resident of the Charleston area since 1977. Mr. Burrell graduated from Georgia State University in 1973 and completed his graduate work and earned his Masters Degree in Education in 1978 and his Educational Specialist degree in 1983 from The Citadel Military College in Charleston, South Carolina. He has served as an elementary school principal in Summerville since 1980 and before his retirement in 2002 served as the coordinator for federal and state programs on the district level. He currently teaches handicapped and non-handicapped students in a homebound capacity. Mr. Burrell and his wife started a local pre-school and childcare center, Gazebo School, Inc., which has been in operation since 1977. They sold the business in 2003 in order to pursue other interests. His community service in the area began with the formation of the first Boy Scout Troop for the disabled in 1977. Mr. Burrell is an active member in the Summerville Sertoma Club where he has served as president, treasurer, and on-going board member since 1978. He is a member of Bethany United Methodist Church where he has taught Sunday school for both children and adults.

        John N. Cagle, III, DMD, has been a resident of Mount Pleasant since 1979. Dr. Cagle graduated from Clemson University with Honors in 1979, with a B.S. in Zoology. In 1983, Dr. Cagle received his Doctorate of Dental Medicine from the Medical University of South Carolina, College of Dental Medicine in Charleston, South Carolina. He is a member of the American Dental Association as well as various local and state dental groups. He has had an established dental practice in the Charleston area since 1983. Dr. Cagle is active in offshore sportfishing having obtained his U.S. Coast Guard master license in 1985. He is a member of the Mount Pleasant Presbyterian Church and a proud sponsor of local athletics East of the Cooper.

        Alan D. Clemmons is a native of Myrtle Beach, South Carolina. He graduated in 1982 from Coastal Carolina University's School of Business Administration. He received his juris doctorate in 1989 from Hamline University of Saint Paul, Minnesota. Mr. Clemmons is engaged in the practice of law with an emphasis on real estate and development with the firm of McCrackin, Barnett, Richardson and Clemmons, L.L.P., where he has practiced since 1990. Mr. Clemmons is currently president of the Pee Dee Area Council of the Boy Scouts of America. He has served as a volunteer to the Boy Scouts of America for over 20 years and has served as vice president of administrations and president elect of the Pee Dee Area Council. He served as a volunteer to the Maya Indians from 1978 to 1980 as a lay Christian Services Missionary in Southern Mexico. Mr. Clemmons is a past member of the Horry County Planning Commission and as a liaison member of the Myrtle Beach Planning Commission. Mr. Clemmons has been an officer of the Horry County Republican Party since 1995, and chairman from 1997 through 2000. He was elected from the First Congressional District as a Delegate to the 2000 Republican National Convention. He was also elected from the First Congressional District as an Alternate Delegate to the 2004 Republican National Convention. Mr. Clemmons was elected as a member of the South Carolina House of Representatives in 2001. He is chairman of the House Freshman Caucus and second vice chairman of the House Judiciary Committee. Mr. Clemmons also serves as chairman of the South Carolina Interstate 73 Association.

        Robert E. (Chip) Coffee, Jr. has served as a director and the president and chief executive officer of our company and our bank since February of 2003. Mr. Coffee is a native of Camden, South Carolina. Mr. Coffee graduated from The Citadel in 1970 with a B.S. in Business Administration. He began his banking career in the Management Training program with South Carolina National Bank in 1970. Mr. Coffee furthered his banking education and graduated from The Stonier Graduate School of Banking at Rutgers University in 1978 and The National Commercial Lending Graduate School at the University of Oklahoma, with distinction, in 1982. In 1980, he joined the Bank of Beaufort and began the community banking phase of his career. Between 1982 and 1985, Mr. Coffee worked with the Bank of Hartsville and managed the commercial loan portfolio of that bank. In 1986, he was part of a group of investors who founded 1ST Atlantic Bank in Little River, South Carolina. Mr. Coffee served as president, chief executive officer, and was a director until 1ST Atlantic merged with Anchor Bank in December of 1993. He became executive vice president and chief administrative officer and was a director of Anchor Bank, operating in that capacity until Anchor Bank merged with The South Financial Group in April of 2000. Including his stint in Beaufort, Mr. Coffee has been involved in banking along South Carolina's coast for over 17 years. Mr. Coffee has served on numerous boards and professional organizations including The South Carolina Bankers Association, Chairman of the South Carolina Bankers' School, The Citizens Advisory Council of the Hollings Cancer Center, The South Carolina Coastal Conservation League, DeBordieu Club, and The South Carolina State Board of Financial Institutions from 1992 until 2000.

        Richard L. Granger is a native of Columbia, South Carolina. Mr. Granger graduated from Gardner-Webb University in 1973 with a B.S. degree in Liberal Arts Pre-law. He is president of R. Granger Development, Inc. which develops land for commercial and residential use. He is also a licensed real estate broker in South Carolina with an emphasis in commercial real estate and land sales. Mr. Granger formed R. Granger Development, Inc. in 2001 after a successful 26 year career as a mortgage banker. He founded Granger-O'Harra Mortgage in 1984 in Florence, South Carolina with partner, Robert S. O'Harra. In 1995, Mr. Granger and his partner sold the mortgage business to a local community bank holding company, and Mr. Granger continued to work in the mortgage business as president and chief executive officer under its new name, Coastal Financial Mortgage, Inc. until he began R. Granger Development, Inc. He currently serves on the Board of Trustees of the McLeod Foundation in affiliation with McLeod Health, a regional hospital serving the Pee Dee region of South Carolina. He has served as chairman of the McLeod Children's Hospital Board of Advisors. Mr. Granger serves on the Executive Committee of the Foundation Board as Assistant Treasurer. He also serves on the Board of Trustees and Executive Committee for the Methodist Manor of the Pee Dee.

        Dwayne M. Green is a Charleston County native. He is the co-founding partner of Hampton Green, LLC, a law firm he started with his wife in May 2001. Mr. Green's practice focuses on insurance litigation and business law. Prior to starting his law firm, Mr. Green practiced with Buist, Moore, Smythe & McGee, P.A. He is Assistant Corporate Counsel for the city of Charleston and Chief Legal Counsel for the town of Awendaw. Mr. Green graduated from Princeton University in 1991 with a Bachelor's degree in politics. He later graduated from the University of Iowa with a Juris Doctorate degree in 1995. Mr. Green has served as chairman of the City of Charleston Board of Architectural Review and the Cannon Street YMCA. He is past president of the Charleston Lawyers Club and the 100 Black Men of Charleston, Inc. Mr. Green is an active member of the Charleston County Bar, having served on the Executive Committee for three years. Mr. Green is on the Board of Trustees for both the Historic Charleston Foundation and Porter-Gaud School.

        Alan W. Jackson, CPA, serves as executive vice president and chief financial officer of our company and our bank. Mr. Jackson graduated from West Virginia Wesleyan College in 1983 with a B.A. degree in Accounting and received a Master of Accountancy from Virginia Polytechnic Institute in 1985. Mr. Jackson furthered his banking education and graduated from the Graduate School of Banking at Colorado at the University of Colorado in 1997. Mr. Jackson began his involvement in community banking in 1984 as an auditor with KPMG. From 1988 to 1991, Mr. Jackson was employed by Security Bank and Trust Co., Salisbury, North Carolina. Mr. Jackson joined Community Bank and Trust Co. in Marion, North Carolina in 1991 and served as the chief financial officer until it merged with Carolina First Bancshares in 1998. At the time of the merger, Mr. Jackson joined a group of investors who founded High Country Bank in Boone, North Carolina. Mr. Jackson served as the chief financial officer and chief operations officer to High Country Bank from 1998 to 2002. From 2002 until joining us in May 2003, Mr. Jackson had a consulting practice serving community banks in the areas of asset liability management, operations, technology, financial reporting and budgeting.

        Barry I. Kalinsky is our chairman of the board. Mr. Kalinsky is a Charleston native and the vice president of Bob Ellis Shoes, a specialty shoe store which started in 1949 and now has locations in Charleston, Charlotte, and Atlanta. Mr. Kalinsky is also a partner in Jacomo, LLC, the operating company for Bob Ellis Shoes in Charlotte. Mr. Kalinsky graduated from George Washington University in 1982 with a B.A. degree in Political Science. He received his Juris Doctorate degree from the University of South Carolina in 1985 and was admitted to the South Carolina Bar that same year. From 1985 until 1990, he was engaged in the practice of law. Since 1991, Mr. Kalinsky has worked with his family in Bob Ellis Shoes and handles the operation of the Charleston and Charlotte stores. He is a member of the South Carolina Bar. Mr. Kalinsky has served on the boards of the Charleston Symphony Orchestra, Synagogue Emanuel, and the Charleston Jewish Federation. He has also served on the city of Charleston's Downtown Business Revitalization Commission. Mr. Kalinsky is serving on the board of the Spoleto Festival.

        Morris Kalinsky has been a resident of Charleston since 1949. Mr. Kalinsky graduated from the University of Georgia in 1945 with a B.S. degree in Chemistry. Since 1950, Mr. Kalinsky has been the owner of Bob Ellis Shoes, a specialty shoe store with locations in Charleston, Charlotte, and Atlanta. In 1992, he received Retailer of the Year from the Italian Footwear Association. He was also given The Man of the Year award by the National Association of Footwear in 1992 and was inducted into the Fashion Hall of Fame in 2000. Mr. Kalinsky has served on the Charleston Symphony Orchestra board of directors since 1994. He is chairman of the Jewish Federation Board and was named Man of the Year by the local Federation Board. He is currently on the Cardiology Board at the Medical University of South Carolina. He also serves on the board of directors of Emanuel Synagogue.

        Paul J. Kerwin, DVM, has been a resident of Charleston County since 1988. He graduated Magna Cum Laude from Duke University in 1984 with a B.S. degree in Mechanical Engineering and received his Doctorate of Veterinary Medicine degree from Tufts University in 1988. Dr. Kerwin has owned and operated a companion animal veterinary hospital in Goose Creek since 1991. In 1999, Dr. Kerwin also started consulting with Trident Technical College assisting in developing a Veterinary Technology Program, and now he is also a full-time faculty member and program coordinator with the college. He is active in local, state, and national veterinary and educational associations.

        Robert H. (Bobby) Mathewes, Jr. serves as executive vice president and chief credit officer of our bank. Mr. Mathewes is also a native of Mount Pleasant. Mr. Mathewes graduated from the University of South Carolina in 1988 with a B.S. degree in Finance. He is also a graduate of the South Carolina Bankers School. Mr. Mathewes graduated from Leadership Charleston in 1999. He has 14 years of banking experience, 12 of which have been spent in Charleston, most recently at BB&T in Charleston as a business services officer from August 2000 to April 2002, where he was responsible for loan growth, portfolio management, and customer service. He has also held positions with SouthTrust Bank in Charleston from March 1997 to July 2000 as a commercial lender. Mr. Mathewes started his banking career with C&S Bank in Charleston in 1990. He worked outside of the Charleston area from 1992 until his return in 1997. Mr. Mathewes has been involved in Junior Achievement, Jaycees, and the Chamber of Commerce new membership campaign. He coaches little league soccer and baseball through the recreational department in Mount Pleasant. He is an active member of Mount Pleasant Presbyterian Church.

        John T. Parker, Jr. has been a resident of Mount Pleasant since 1986. Mr. Parker graduated from Emory at Oxford in 1984 with an Associate of Arts degree, and subsequently graduated from Emory University in 1986 with a B.A. degree in Psychology. He worked at Georgia Mental Health in Atlanta before returning to Charleston to join Parker Marine Contracting Corporation, a family owned business that manufactures, builds, and installs concrete foundation pile, bridges, deep foundations, marine utilities, and other construction services. He has been the vice president of Parker Marine for 10 years. Mr. Parker was the 2000-2002 president of the American Subcontractors Association (ASA), Charleston Chapter and he is vice president of the board of directors for ASA of North and South Carolina. Since 1998, he has served as secretary and vice president of ASA. Mr. Parker currently serves on the Scholarship Golf Tournament and Membership Committees for ASA. Also, Mr. Parker serves on the Board of Directors for the Pile Driving Contractors Association of South Carolina. He is also a volunteer parent at Whitesides Elementary School and for Camp Happy Days (a charity for children with cancer).

        Fred H. Renken is a native of Charleston. He has been engaged in boat manufacturing for 15 years. Mr. Renken graduated from the College of Charleston in 1992 with a B.S. degree in Business Administration. Mr. Renken has been the president of SeaFox Boat Co., Inc., which produces 3,000 boats per year with 150 employees and annual sales of $44.0 million, since 1995. He is an active member of St. Matthews Lutheran Church and serves on the church council. Mr. Renken is also chairman of the Stewardship and Cemetary committees. He coaches girls basketball through a recreational league in Charleston. Mr. Renken is a member of the Charleston Country Club and the Downtown Athletic Club where he enjoys playing golf and racquetball.

        Tanya D. Robinson is a native of Summerville. Ms. Robinson graduated from Brigham Young University with a B.A. degree in Communications. She works part-time for Dorchester District Two Schools as a Public Information Specialist, and is also the lead teacher for K-4 at Bethany Child Development Center since 1988. Ms. Robinson was elected to serve as District PTA President for Dorchester and Colleton counties for the 2000-2002 term. This position took her into 21 schools to train and help local PTA units. She also has served on the state PTA Board. Ms. Robinson was elected to serve as the Community Service Chairman, overseeing community services for 25 local agencies. She is a member of the Junior League of Summerville. Ms. Robinson serves as the President of the Summerville Women's Organization of the Church of Jesus Christ of Latter Day Saints.

        Family Relationships.    Morris Kalinsky is the father of Barry Kalinsky.

Audit Committee

        Our board of directors has appointed an audit committee currently composed of Michael W. Burrell, Alan D. Clemmons, Dwayne M. Green, John T. Parker, and Tanya D. Robinson. All members are considered "independent" under Rule 4350 of the National Association of Securities Dealers' listing standards. None of the current members of the audit committee nor any other member of our board qualifies as an "audit committee financial expert" as defined under the rules of the Securities and Exchange Commission. As a relatively small public company, we believe it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service. At the present, we do not know if or when we will appoint a new board member that qualifies as an audit committee financial expert.

        Although none of audit committee members qualify as "financial experts" as defined in the SEC rules, each of our members has made valuable contributions to the company and its shareholders. The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

Compliance with Section 16

        As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and certain other individuals are required to report periodically their ownership of our common stock and any changes in ownership to the SEC. Based on a review of Forms 3, 4, and 5 and any representations made to us, we believe that all such reports for these persons were filed in a timely fashion during 2004 for transactions occurring in 2004.

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact our chief financial officer, Alan W. Jackson, at our main office to obtain a copy.

Item 10. Executive Compensation

        The following table shows the compensation we paid for the years ended December 31, 2003 and 2004 to our chief executive officer and for all other executives who earned over $100,000 for the year ended December 31, 2004. The option amounts have been adjusted for the stock split completed in January 2005.

Summary Compensation Table

	Annual Compensation					Number of Securities Underlying Options
Name and Principal Position				Other Annual Compensation			All Other Compensation
	Year	Salary	Bonus
Robert E. Coffee, Jr. President and Chief Executive Officer	2004 2003	$108,750 31,750	$15,000 —	$35,912 —	(1) (2)	64,623 —	$1,088 —	(5)
Alan W. Jackson Executive Vice President and Chief Financial Officer	2004 2003	96,875 63,333	15,000 —	11,454 —	(3) (2)	32,311 —	969 —	(5)
Robert H. Mathewes, Jr. Executive Vice President and Chief Credit Officer	2004 2003 2002	96,875 78,958 63,633	15,000 — —	40,857 — —	(4) (2) (2)	32,311 — —	484 — —	(5)

(1)
Includes club dues and related fees of $30,853 and car allowance of $5,059.

(2)
The amount of perquisites and other personal benefits received did not exceed the lesser of either $50,000 or 10% of his annual salary and bonus.

(3)
Includes car allowance of $10,559 and club dues and related fees of $895.

(4)
Includes club dues and related fees of $30,298 and car allowance of $10,559.

(5)
Represents 401(k) contributions.

Option Grants in Last Fiscal Year

        The following table sets forth information concerning the grant of stock options to our named executive officers during the year ended December 31, 2004. All share numbers and exercise prices have been adjusted for stock split completed in January 2005.

	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price (Dollars Per Share)	Expiration Date
Robert E. Coffee, Jr.	64,623	40.39%	$8.80	7/12/14
Alan W. Jackson	32,311	20.19%	$8.80	7/12/14
Robert H. Mathewes, Jr.	32,311	20.19%	$8.80	7/12/14

        In 2004, in addition to the options shown in the above table, we also granted 30,751 options to other employees pursuant to the Tidelands Bancshares, Inc. 2004 Stock Incentive Plan. We may grant a total of 264,947 stock options under the 2004 Stock Incentive Plan to our officers, directors, and employees. The number of shares available for issuance under the plan automatically increases each time we issue additional shares of stock so that the total number of shares issuable under the plan at all times equal 20% of the then outstanding shares of stock.

Aggregated Option Exercise and Year-end Option Values

			Number of Unexercised Securities Underlying Options at Fiscal Year End(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable
Robert E. Coffee, Jr.	21,528	$0	12	43,083
Alan W. Jackson	—	—	6,462	25,849
Robert H. Mathewes, Jr.	—	—	6,462	25,849

(1)
All option amounts and exercise prices have been adjusted for the stock split completed in January 2005. All options are exercisable at $8.80 per share, which was the fair market value of our stock at December 31, 2004.

Director Compensation

        Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. We have not paid any directors' fees since our inception. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.

Employment Agreements

        We have entered into employment agreements with Mr. Coffee to serve as the president and chief executive officer of the company and the bank, Mr. Jackson to serve as executive vice president and chief financial officer of the company and the bank, and Mr. Mathewes to serve as the executive vice president and chief credit officer of the bank. Messrs. Coffee, Jackson, and Mathewes are entitled to receive annual base salaries of $150,000, $95,000, and $95,000, respectively. Compensation is reviewed annually by the board of directors and may be increased from time to time based on the board's recommendation. Each executive is also entitled to receive cash bonuses based upon achievement criteria established by the board of directors and to participate in all of our retirement, welfare, and other benefit programs. The executives are also entitled to country club dues and automobile allowances.

        Each agreement has a term of three years, which is extended automatically at the end of each day for an additional day so that the remaining term continues to be three years. If we terminate the employment agreements for Messrs. Coffee, Jackson, or Mathewes without cause, or if Messrs. Coffee, Jackson, or Mathewes terminate their agreement for good reason following a change of control or within the 90-day period beginning on the one year anniversary of a change in control, they will be entitled to severance in an amount equal to 100% of their then current monthly base salary each month for the remaining term under the agreement, plus any bonus which may have been earned or accrued through the date of termination (including any amounts awarded for previous years but which were not yet vested) and a pro rata share of any bonus with respect to the current fiscal year which may have been earned as of the date of termination.

        During this employment and for a period of 12 months thereafter, Mr. Coffee may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining greater than a 1% passive ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business. Messrs. Jackson and Mathewes are subject to identical restrictive covenants except that the restricted period for Mr. Jackson with respect to clauses (b) and (c) is 24 months and the restricted period for Mr. Mathewes with respect to clauses (a), (b), and (c) is 24 months.

        Notwithstanding the foregoing, each executive may serve as an officer of or consultant to a depository institution or holding company therefor with offices in the restricted territory, if such employment does not involve the restricted territory.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table shows how much common stock in our company is owned by the directors, executive officers, and owners of more than 5% of the outstanding common stock, as of March 1, 2005. Unless otherwise indicated, the address of each beneficial owner is c/o Tidelands Bancshares, Inc., 875 Lowcountry Boulevard, Mount Pleasant, South Carolina 29464.

Name	Number of Shares Owned(1)	Right to Acquire(2)	Percentage of Beneficial Ownership(3)
Michael W. Burrell	15,973	—	1.21%
John N. Cagle, III, DMD	37,500	—	2.83%
Alan D Clemmons	31,250	3,471	2.61%
Robert E. (Chip) Coffee, Jr.	46,529	12	3.51%
Richard L. Granger	15,278	—	1.15%
Dwayne M. Green	12,500	1,389	1.05%
Alan W. Jackson, CPA	1,875	6,462	*
Barry I. Kalinsky	12,500	1,389	1.05%
Morris Kalinsky	13,750	138	1.05%
Paul J. Kerwin, DVM	25,000	2,778	2.09%
Robert H. (Bobby) Mathewes, Jr.	6,875	6,462	1.00%
John T. Parker, Jr.	12,500	1,389	1.05%
Fred H. Renken	41,666	—	3.15%
Tanya D. Robinson	12,500	1,389	1.05%
Executive officers and directors as a group (14 persons)	285,696	24,879	23.01%

*
Indicates less than 1% ownership.

(1)
Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)
Includes shares that may be acquired within the next 60 days of March 1, 2005 by exercising vested stock options but does not include any unvested stock options.

(3)
For each individual, this percentage is determined by assuming the named person exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,324,734 shares of common stock outstanding on March 1, 2005.

        The following table sets forth equity compensation information at December 31, 2004 with respect to our 2004 Stock Incentive Plan. All option amounts and exercise prices have been adjusted for the stock split completed in January 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans(c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	202,943	$8.80	60,796
Equity compensation plans not approved by security holders	0	0	0
Total	202,943	$8.80	60,796

(1)
The number of shares available for issuance under our 2004 Stock Incentive Plan automatically increases each time we issue additional shares of stock so that the total number of shares issuable under the plan at all times equal 20% of the then outstanding shares of stock.

Item 12. Certain Relationships and Related Transactions

        We make loans and enter into other transactions in the ordinary course of business with our directors and officers and their affiliates. As of December 31, 2004, these borrowings totaled $7.8 million, of which $4.5 million had been sold as participations. It is our policy that these loans and other transactions be on substantially the same terms (including price or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. Our policy is that all of our transactions with our affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party and will be approved by a majority of disinterested directors.

Item 13. Exhibits

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
4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).
10.1	Lease Agreement between Savings Associates and Tidelands Bank.
10.2
Amended and Restated Employment Agreement between Tidelands Bancshares, Inc. and Robert H. Mathewes. (incorporated by reference as Exhibit 10.9 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).*
10.3	Employment Agreement between Tidelands Bancshares, Inc. and Robert E. Coffee, Jr. (incorporated by reference as Exhibit 10.10 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).*
10.4	Employment Agreement between Tidelands Bancshares, Inc. and Alan W. Jackson (incorporated by reference as Exhibit 10.2 to the Company's Form 10-QSB for the period ended September 30, 2003).*
10.5	Tidelands Bancshares, Inc. 2004 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2003).*
10.6
Intercept Master Agreement for Provision of Hardware with Tidelands Bank dated July 30, 2003 (incorporated by reference as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2003).
21.1	Subsidiaries of the Company.
23	Consent of Certified Public Accountants
24	Power of Attorney (contained on the signature page hereof).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference from our proxy statement for the 2005 annual meeting of shareholders under the heading "Audit Fees."

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.
Date: March 7, 2005	By:	/s/ ROBERT E. COFFEE, JR.
Robert E. Coffee, Jr. President and Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert E. Coffee, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. BURRELL Michael W. Burrell	Director	March 7, 2005
/s/ JOHN N. CAGLE, III, DMD John N. Cagle, III, DMD	Director	March 7, 2005
Alan D. Clemmons	Director
/s/ ROBERT E. COFFEE, JR. Robert E. Coffee, Jr.	Director, President, and Chief Executive Officer	March 7, 2005
/s/ RICHARD L. GRANGER Richard L. Granger	Director	March 7, 2005
Dwayne M. Green	Director

/s/ ALAN W. JACKSON Alan W. Jackson	Principal Accounting and Chief Financial Officer	March 7, 2005
/s/ BARRY I. KALINSKY Barry I. Kalinsky	Director, Chairman	March 7, 2005
/s/ MORRIS KALINSKY Morris Kalinsky	Director	March 7, 2005
/s/ PAUL J. KERWIN, DVM Paul J. Kerwin, DVM	Director	March 7, 2005
/s/ JOHN T. PARKER, JR. John T. Parker, Jr.	Director	March 7, 2005
/s/ FRED H. RENKEN Fred H. Renken	Director, Vice-Chairman	March 7, 2005
Tanya D. Robinson	Director

Exhibit List:

Item 13. Exhibits

3.1.	Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).
3.2.	Bylaws (incorporated by reference as Exhibit 3.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).
4.1.
See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).
4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).
10.1	Lease Agreement between Savings Associates and Tidelands Bank.
10.2
Amended and Restated Employment Agreement between Tidelands Bancshares, Inc. and Robert H. Mathewes. (incorporated by reference as Exhibit 10.9 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).*
10.3	Employment Agreement between Tidelands Bancshares, Inc. and Robert E. Coffee, Jr. (incorporated by reference as Exhibit 10.10 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).*
10.4	Employment Agreement between Tidelands Bancshares, Inc. and Alan W. Jackson (incorporated by reference as Exhibit 10.2 to the Company's Form 10-QSB for the period ended September 30, 2003).*
10.5	Tidelands Bancshares, Inc. 2004 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2003).*
10.6
Intercept Master Agreement for Provision of Hardware with Tidelands Bank dated July 30, 2003 (incorporated by reference as Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2003).
21.1	Subsidiaries of the Company.
23	Consent of Certified Public Accountants
24	Power of Attorney (contained on the signature page hereof).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
Item 1. Description of Business
SUPERVISION AND REGULATION
Item 2. Description of Property
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7: Financial Statements
INDEX TO AUDITED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TIDELANDS BANCSHARES, INC. AND SUBSIDIARY Consolidated Balance Sheets
TIDELANDS BANCSHARES, INC. AND SUBSIDIARY Consolidated Statements of Operations For the years ended December 31, 2004 and 2003
TIDELANDS BANCSHARES, INC. AND SUBSIDIARY Consolidated statements of Changes in Shareholders' Equity and Comprehensive Income For the years ended December 31, 2004 and 2003
TIDELANDS BANCSHARES, INC. AND SUBSIDIARY Consolidated Statements of Cash Flows For the years ended December 31, 2004 and 2003
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Summary Compensation Table
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services
SIGNATURES
Exhibit List
Item 13. Exhibits