Form 10QSB
period 2005-03-31
TIDELANDS BANCSHARES INC
filed 2005-05-13
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-50257

TIDELANDS BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

South Carolina	02-0570232
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

875 Lowcountry Blvd.
Mount Pleasant, SC 29464

(Address of principal executive offices, including zip code)

(843) 388-8433
(Issuer’s telephone number, including area code)

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

3,036,734 shares of common stock, $.01 par value per share, on April 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

INDEX

PART I. FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - March 31, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Operations- Three months ended March 31, 2005 and 2004	4
Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income -
Three months ended March 31, 2005 and 2004	5
Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements	7-10
Item 2. Management's Discussion and Analysis or Plan of Operation	11-16
Item 3. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 6. Exhibits	18

TIDELANDS BANCSHARES, INC.

PART I — FINANCIAL INFORMATION
Item 1 – Financial Statements

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$627,716	$1,328,431
Federal funds sold	7,621,000	2,428,000

Total cash and cash equivalents	8,248,716	3,756,431

Securities available for sale	13,681,382	14,310,612
Other marketable equity securities	150,600	56,900

Total securities	13,831,982	14,367,512

Mortgage loans held for sale	1,238,000	664,000

Loans receivable	85,759,150	55,291,260
Less allowance for loan losses	1,072,000	700,000

Loans, net	84,687,150	54,591,260

Premises, furniture and equipment, net	933,519	794,697
Accrued interest receivable	341,286	241,896
Deferred tax asset	1,141,705	920,881
Other assets	231,213	220,259

Total assets	$110,653,571	$75,556,936

Liabilities
Deposits
Noninterest-bearing transaction accounts	$6,842,854	$4,668,244
Interest-bearing transaction accounts	2,979,485	3,319,259
Savings and money market	37,409,781	35,522,437
Time deposits $100,000 and over	19,326,305	8,934,724
Other time deposits	12,150,026	7,854,874

Total deposits	78,708,451	60,299,538

Securities sold under agreements to repurchase	6,500,000	6,500,000
Other borrowings	2,048,136	40,439
Accrued interest payable	194,305	139,348
Other liabilities	385,320	268,405

Total liabilities	87,836,212	67,247,730

Shareholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized;
3,036,734 shares issued and outstanding at March 31, 2005
and 1,318,693 shares issued and outstanding at December 31, 2004	30,367	13,187
Capital surplus	25,034,235	10,113,380
Retained deficit	(2,155,555)	(1,892,466)
Accumulated other comprehensive income (loss)	(91,688)	75,105

Total shareholders' equity	22,817,359	8,309,206

Total liabilities and shareholders' equity	$110,653,571	$75,556,936

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest income
Loans, including fees	$1,038,203	$189,395
Investment securities:
Taxable	162,785	113,669
Nonmarketable equity securities	1,353	-
Federal funds sold	25,968	11,989

Total	1,228,309	315,053

Interest expense
Time deposits $100,000 and over	135,738	17,471
Other deposits	299,191	61,788
Other borrowings	58,004	23,448

Total	492,933	102,707

Net interest income	735,376	212,346

Provision for loan losses	372,000	120,000

Net interest income after provision for loan losses	363,376	92,346

Noninterest income
Service charges on deposit accounts	2,701	812
Residential mortgage origination fees	59,678	87,259
Other	20,582	23,114

Total noninterest income	82,961	111,185

Noninterest expenses
Salaries and employee benefits	490,276	326,951
Net occupancy	75,269	51,298
Furniture and equipment	55,526	39,115
Other operating	223,255	127,903

Total noninterest expense	844,326	545,267

Loss before income taxes	(397,989)	(341,736)

Income tax benefit	134,900	118,250

Net loss	$(263,089)	$(223,486)

Earnings per share
Basic loss per share	$(0.20)	$(0.22)

Diluted loss per share	$(0.20)	$(0.22)

Average shares outstanding	1,343,387	1,033,398

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the three months ended March 31, 2005 and 2004
(Unaudited)

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income	Total
Balance, December 31, 2003	1,033,398	$10,334	$9,879,117	$(1,089,051)	$30,705	$8,831,105

Net loss				(223,486)		(223,486)

Other comprehensive income,
net of taxes of $71,071					107,256	107,256

Comprehensive loss						(116,230)

Balance, March 31, 2004	1,033,398	$10,334	$9,879,117	$(1,312,537)	$137,961	$8,714,875

Balance, December 31, 2004	1,318,693	$13,187	$10,113,380	$(1,892,466)	$75,105	$8,309,206

Proceeds from exercise of
stock options	6,041	60	53,102			53,162

Net proceeds from issuance of
common stock	1,712,000	17,120	14,867,753			14,884,873

Net loss				(263,089)		(263,089)

Other comprehensive loss,
net of tax benefit of $85,924					(166,793)	(166,793)

Comprehensive loss						(429,882)

Balance, March 31, 2005	3,036,734	$30,367	$25,034,235	$(2,155,555)	$(91,688)	$22,817,359

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(263,089)	$(223,486)
Adjustments to reconcile net loss to net cash used by
operating activities
Provision for loan losses	372,000	120,000
Depreciation and amortization expense	49,364	39,407
Discount accretion and premium amortization	(819)	195
Deferred income tax benefit	(134,900)	(118,250)
Increase in accrued interest receivable	(99,391)	(31,814)
Increase in accrued interest payable	54,957	34,696
Decrease (increase) in other assets	(10,955)	(47,733)
Increase (decrease) in other liabilities	116,916	33,096

Net cash provided (used) by operating activities	84,083	(193,889)

Cash flows from investing activities
Purchases of available for sale securities	(93,700)	(4,509,828)
Calls and maturities of available for sale securities	377,331	231,705
Net increase in loans	(30,467,889)	(9,924,337)
Net increase in mortgage loans held for sale	(574,000)	-
Purchase of premises, furniture and equipment	(188,186)	(12,634)

Net cash used by investing activities	(30,946,444)	(14,215,094)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	3,722,180	5,636,529
Net increase in certificates of deposit and
other time deposits	14,686,733	2,953,207
Increase (decrease) in other borrowings	2,007,696	(2,525)
Proceeds from issuance of stock, net	14,938,036	-

Net cash provided by financing activities	35,354,645	8,587,211

Net increase (decrease) in cash and cash equivalents	4,492,284	(5,821,772)

Cash and cash equivalents, beginning of period	3,756,431	9,505,086

Cash and cash equivalents, end of period	$8,248,715	$3,683,314

Cash paid during the period for:
Income taxes	$-	$-

Interest	$437,976	$68,011

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Tidelands Bancshares, Inc.‘s 2004 Annual Report on Form 10-KSB.

Note 2 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. [ SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005.] The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

TIDELANDS BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Stock Offering

On March 21, 2005, the Company commenced a private offering to sell shares of the Company’s common stock to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D under the Securities Act. The stock was issued at a price of $9.35 per share. The offering resulted in the issuance of 1,712,000 additional shares of common stock and proceeds of $16,007,200, before offering costs of $1,122,327. After the close of the offering, approximately $14,600,000 was transferred to the Bank as additional capital and after quarter end approximately $2,020,000 was used to repay the note payable included in other borrowings.

Note 4 – Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and the dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the first three months of 2005 and 2004 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same. A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31, 2005
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings
Income available to common shareholders	$(263,089)	1,343,387	$(0.20)

Effect of dilutive securities
Stock options	-	-

Diluted earnings
Income available to common shareholders
plus assumed conversions	$(263,089)	1,343,387	$(0.20)

	Three Months Ended March 31, 2004
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings
Income available to common shareholders	$(223,486)	1,033,398	$(0.22)

Effect of dilutive securities
Stock options	-	-

Diluted earnings
Income available to common shareholders
plus assumed conversions	$(223,486)	1,033,398	$(0.22)

TIDELANDS BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	For the Three Months Ended
	March 31, 2005
	Pre-Tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
arising during the period	$(252,717)	$85,924	$(166,793)
Plus: reclassification adjustment
for gains (losses) realized in
net income	-	-	-

Net unrealized gains (losses) on securities	(252,717)	85,924	(166,793)

Other comprehensive income (loss)	$(252,717)	$85,924	$(166,793)

	For the Three Months Ended
	March 31, 2004
	Pre-Tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
arising during the period	$178,327	$(71,071)	$107,256
Plus: reclassification adjustment
for gains (losses) realized in
net income	-	-	-

Net unrealized gains (losses) on securities	178,327	(71,071)	107,256

Other comprehensive income (loss)	$178,327	$(71,071)	$107,256

TIDELANDS BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 — Stock-Based Compensation

In 2004, we adopted a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months
	Ended March 31,
	2005	2004
Net loss, as reported	$(263,089)	$(223,486)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
all awards, net of related tax effects	(30,631)	-

Pro forma net income (loss)	$(293,720)	$(223,486)

Earnings per share:
Basic - as reported	$(0.20)	$(0.22)

Basic - pro forma	$(0.22)	$(0.22)

Diluted - as reported	$(0.20)	$(0.22)

Diluted - pro forma	$(0.22)	$(0.22)

TIDELANDS BANCSHARES, INC.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Tidelands Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report and in our 2004 Annual Report on Form 10-KSB.

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

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 and also analyzes our financial condition as of March 31, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

TIDELANDS BANCSHARES, INC.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

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

Results of Operations

Net Interest Income

For the three months ended March 31, 2005, net interest income increased by $523,030, to $735,376, as compared to net interest income of $212,346 for the same period in 2004. Interest income from loans, including fees, increased by $848,808, to $1,038,203, for the three months ended March 31, 2005 as compared to the comparable period in 2004, as we continued to experience growth in our loan portfolio. Interest expense for the three months ended March 31, 2005 was $492,933, compared to $102,707 for the same period in 2004. The net interest margin realized on earning assets was 3.46% for the three months ended March 31, 2005, compared to 2.70% for the same period in 2004. Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2005, the provision charged to expense was $372,000 as compared to $120,000 for the same period in 2004. The allowance for loan losses represents 1.25% of gross loans at March 31, 2005 and 1.26% at March 31, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Due to the rapid growth of our bank and our relatively short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Our evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant change. In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2005 was $82,961 as compared to $111,185 for the same period in 2004. The primary reason for the decrease was a reduction in the amount of residential mortgage origination fees from $87,259 for the three months ended March 31, 2004 to $59,678 for the same period in 2005. Mortgage originations fluctuate with prevailing interest rates, current and historical levels may not be indicative of future originations.

TIDELANDS BANCSHARES, INC.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2005 was $844,326, which was 54.8% higher than the $545,267 amount for the three months ended March 31, 2004. The largest increase, salaries and employee benefits, increased from $326,951 for the three months ended March 31, 2004 to $490,276 for the three months ended March 31, 2005. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with staffing a growing bank. For the period ended March 31, 2005, net occupancy increased $23,971, to $75,269, as compared to $51,298 for the same period in 2004 due to opening new loan production facilities in Summerville and Myrtle Beach. Other expenses increased as anticipated as we provide additional infrastructure to support our loan production facilities and their conversion to full service bank branches, prepare for the implementation of Sarbanes-Oxley, and increase our market presence to continue the growth of our company.

Income Taxes

An income tax benefit of $134,900 was recorded for the period ended March 31, 2005. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss. An income tax benefit of $118,250 was recorded for the period ended March 31, 2004.

Net Income (Loss)

The combination of the above factors resulted in a net loss of $263,089 for the three months ended March 31, 2005 as compared to a net loss of $223,486 for the same period in 2004. For the three months ended March 31, 2005, the net loss before taxes of $397,989 was partially offset by the income tax benefit of $134,900. The net loss before taxes for the same period in 2004 of $341,736 was partially offset by the income tax benefit of $118,250.

TIDELANDS BANCSHARES, INC.

Financial Condition

Assets and Liabilities

During the first three months of 2005, total assets increased $35,096,635, or 46.5%, when compared to December 31, 2004. Federal funds sold increased from $2,428,000 at December 31, 2004 to $7,621,000 at March 31, 2005 as a result of the net proceeds from the private placement stock offering which closed at the end of the first quarter. Total loans increased $30,467,890, or 55.1%, during the first three months of 2005. Loan demand in our market areas remained strong and the increase in capital from the private offering allowed us to repurchase approximately $8,723,000 of loan participations. Total deposits also increased by $18,408,913, or 30.5%, from the December 31, 2004 amount of $60,299,538. Within the deposit area, time deposits increased $14,686,733, or 87.5%, savings and money market deposits increased $1,887,344, or 5.3%, and transaction accounts increased $1,834,836, or 23.0%, during the first three months of 2005.

Investment Securities

Investment securities decreased from $14,367,512 at December 31, 2004 to $13,831,982 at March 31, 2005. All of the bank’s marketable investment securities are designated as available-for-sale.

Loans

We experienced significant loan growth during the first three months of 2005 as we continued to establish our presence in the marketplace. Loans increased $30,467,890, or 55.1%, from the year-end balance. In addition to growth generated by continued strong loan demand, we repurchased approximately $8,723,000 of loan participations with the additional funds and capital provided by the private placement. As shown below, the main component of growth in the loan portfolio was real estate — mortgage loans, which increased 67.1%, or $20,019,540, from December 31, 2004 to March 31, 2005. Balances within the major loans receivable categories as of March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004
Real estate - construction	$26,402,622	$16,918,486
Real estate - mortgage	49,856,827	29,837,287
Commercial and industrial	8,399,360	7,173,062
Consumer and other	1,100,341	1,362,425

Total gross loans	$85,759,150	$55,291,260

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the bank’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2005 and December 31, 2004, the bank did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

TIDELANDS BANCSHARES, INC.

Allowance for Loan Losses

Activity in the allowance for loan losses is as follows:

	Three months ended March 31,
	2005	2004

Balance, January 1	$700,000	$135,000
Provision for loan losses for the period	372,000	120,000
Net loans (charged-off) recovered for the period	-	-
Balance, end of period	$1,072,000	$255,000

Gross loans outstanding, end of period	$85,759,150	$20,272,960

Allowance for loan losses to loans outstanding, end of period	1.25%	1.26%

Deposits

At March 31, 2005, total deposits had increased by $18,408,913, or 30.5%, from December 31, 2004. The largest increase was in time deposits, which increased $14,686,733, or 87.5%, from December 31, 2004 to March 31, 2005. National market certificates of deposit increased $3,445,024, brokered certificates increased $3,437,000, and retail certificates increased $7,804,709. Demand deposits and savings and money market deposits increased by $1,834,836 and $1,887,344, respectively, from the year end levels. Expressed in percentages, noninterest-bearing deposits increased 46.6% and interest-bearing deposits increased 29.2%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004

Noninterest-bearing demand deposits	$6,842,854	$4,668,244
Interest-bearing demand deposits	2,979,485	3,319,259
Savings and money market	37,409,781	35,522,437
Time deposits $100,000 and over	19,326,305	8,934,724
Other time deposits	12,150,026	7,854,874

	$78,708,451	$60,299,538

Other Borrowings

On February 8, 2005, we borrowed $2,100,000 from Nexity Bank. The proceeds of the loan were used to provide additional capital to the bank. Our line of credit with Nexity Bank has an interest rate of the prime rate minus one hundred basis points and matures on February 8, 2006. We have pledged the stock of the bank as collateral for this line of credit. The line of credit contains various covenants related to earnings and asset quality. After quarter end approximately $2,020,000 was used to repay the note payable included in other borrowings.

TIDELANDS BANCSHARES, INC.

Off-Balance Sheet Risk

Through its operations, the bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the bank’s customers at predetermined interest rates for a specified period of time. At March 31, 2005, the bank had issued commitments to extend credit of $27,033,000 through various types of lending arrangements. Substantially all of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2005:

		After One	After Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments
to extend credit	$278,000	$745,000	$10,247,000	$11,270,000	$15,763,000	$27,033,000

Totals	$278,000	$745,000	$10,247,000	$11,270,000	$15,763,000	$27,033,000

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

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 98.3% at March 31, 2005 and 82.8% at December 31, 2004.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2005, unused lines of credit totaled $4,725,000.

Capital Resources

Total shareholders’ equity increased from $8,309,206 at December 31, 2004 to $22,817,359 at March 31, 2005. The increase is attributable to net proceeds of $14,884,873 from the issuance of 1,712,000 shares of common stock in the private placement and proceeds from the exercise of stock options of $53,162, less a reduction of $166,793 in the fair value of available for sale securities and a net loss of $263,089 for the quarter ended March 31, 2005.

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

TIDELANDS BANCSHARES, INC.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of March 31, 2005, as well as the ratios to be considered “well capitalized.”

The following table summarizes the bank’s risk-based capital at March 31, 2005:

(In Thousands)

Shareholders' equity	$22,227
Less - Unrealized gain on available for sale securities	(92)
Disallowed deferred tax assets	843

Tier 1 capital	21,526
Plus - allowance for loan losses(1)	1,072

Total capital	$22,598

Risk-weighted assets	$101,785

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	21.15%
Total capital (to risk-weighted assets)	22.20%
Tier 1 capital (to total average assets)	24.72%

(1)    Limited to 1.25% of risk-weighted assets

TIDELANDS BANCSHARES, INC.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2004 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

TIDELANDS BANCSHARES, INC.

Part II – Other Information

Item 6.   Exhibits

31.1       Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2       Rule 13a-14(a) Certification of the Principal Financial Officer.

32          Section 1350 Certifications.

TIDELANDS BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005	By: /s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
President & Chief Executive Officer

Date: May 13, 2005	By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer

TIDELANDS BANCSHARES, INC.

INDEX TO EXHIBITS

Exhibit
Number                Description

31.1                       Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                       Rule 13a-14(a) Certification of the Principal Financial Officer.

32                          Section 1350 Certifications.