Form 10QSB
period 2005-06-30
TIDELANDS BANCSHARES INC
filed 2005-08-15
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-50707

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

3,036,734 shares of common stock, $.01 par value per share, on July 31, 2005

Transitional Small Business Disclosure Format (check one): Yes      No  X

TIDELANDS BANCSHARES, INC.

Index

PART I. FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Operations- Six months ended June 30, 2005 and 2004
and Three months ended June 30, 2005 and 2005	4
Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
Six months ended June 30, 2005 and 2004	5
Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements	7-11
Item 2. Management's Discussion and Analysis or Plan of Operation	12-17
Item 3. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Securities Holders	19
Item 6. Exhibits and Reports on Form 8–K
(a) Exhibits	19

TIDELANDS BANCSHARES, INC.
Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$2,091,423	$1,328,431
Federal funds sold	7,720,000	2,428,000

Total cash and cash equivalents	9,811,423	3,756,431

Securities available for sale	13,399,771	14,310,612
Nonmarketable equity securities	150,600	56,900

Total securities	13,550,371	14,367,512

Mortgage loans held for sale	789,400	664,000
Loans receivable	119,787,598	55,291,260
Less allowance for loan losses	1,503,000	700,000

Loans, net	118,284,598	54,591,260

Premises, furniture and equipment, net	917,328	794,697
Accrued interest receivable	492,936	241,896
Deferred tax asset	1,140,188	920,881
Other assets	303,992	220,259

Total assets	$145,290,236	$75,556,936

Liabilities
Deposits
Noninterest-bearing transaction accounts	$5,213,594	$4,668,244
Interest-bearing transaction accounts	3,100,491	3,319,259
Savings and money market	62,712,107	35,522,437
Time deposits $100,000 and over	29,684,529	8,934,724
Other time deposits	14,554,328	7,854,874

Total deposits	115,265,049	60,299,538

Securities sold under agreements to repurchase	6,500,000	6,500,000
Other borrowings	35,168	40,439
Accrued interest payable	386,280	139,348
Other liabilities	282,604	268,405

Total liabilities	122,469,101	67,247,730

Shareholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized;
3,036,734 shares issued and outstanding at June 30, 2005
and 1,318,693 shares issued and outstanding at December 31, 2004	30,367	13,187
Capital Surplus	25,034,235	10,113,380
Retained deficit	(2,252,364)	(1,892,466)
Accumulated other comprehensive income	8,897	75,105

Total shareholders' equity	22,821,135	8,309,206

Total liabilities and shareholders' equity	$145,290,236	$75,556,936

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$2,830,312	$501,388	$1,792,109	$311,993
Investment securities:
Taxable	321,027	254,810	158,242	141,141
Federal funds sold	58,142	22,667	32,174	10,678
Other	1,993	-	640	-

Total	3,211,474	778,865	1,983,165	463,812

Interest expense
Time deposits $100,000 and over	345,632	39,180	209,894	21,709
Other deposits	807,917	178,042	508,726	116,254
Other	115,323	46,848	57,319	23,400

Total	1,268,872	264,070	775,939	161,363

Net interest income	1,942,602	514,795	1,207,226	302,449
Provision for loan losses	803,000	277,000	431,000	157,000

Net interest income after provision for loan losses	1,139,602	237,795	776,226	145,449

Noninterest income
Service charges on deposit accounts	5,243	2,054	2,541	1,243
Residential mortgage origination fees	127,867	159,433	68,189	72,174
Other	45,315	55,292	24,734	32,176

Total noninterest income	178,425	216,779	95,464	105,593

Noninterest expenses
Salaries and employee benefits	1,045,382	642,450	555,106	315,499
Net occupancy	159,047	112,701	82,213	61,402
Furniture and equipment	114,701	80,801	60,740	41,687
Other operating	543,995	297,708	320,740	169,804

Total noninterest expense	1,863,125	1,133,660	1,018,799	588,392

Loss before income taxes	(545,098)	(679,086)	(147,109)	(337,350)
Income tax benefit	185,200	231,000	50,300	112,750

Net loss	(359,898)	(448,086)	(96,809)	(224,600)

Earnings per share
Basic loss per share	$(.16)	$(.35)	$(.03)	$(.17)

Diluted loss per share	$(.16)	$(.35)	$(.03)	$(.17)

Average shares outstanding - Basic	2,194,455	1,291,748	3,036,734	1,291,748

Average shares outstanding - Diluted	2,202,292	1,291,748	3,051,500	1,291,748

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the six months ended June 30, 2005 and 2004
(Unaudited)

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income	Total
Balance, December 31, 2003	1,033,398	$10,334	$9,879,117	$(1,089,051)	$30,705	$8,831,105
Net loss				(448,086)		(448,086)
Other comprehensive income,
net of taxes of $154,063					(299,062)	(299,062)
Comprehensive loss						(747,148)
Stock dividend in the form of a 5 for 4 stock split	258,350	2,584	(2,584)			-

Balance, June 30, 2004	1,291,748	$12,918	$9,876,533	$(1,537,137)	$(268,357)	$8,083,957

Balance, December 31, 2004	1,318,693	$13,187	$10,113,380	$(1,892,466)	$75,105	$8,309,206
Proceeds from exercise of
stock options	6,041	60	53,102			53,162
Net proceeds from issuance of
common stock	1,712,000	17,120	14,867,753			14,884,873
Net loss				(359,898)		(359,898)
Other comprehensive income,
net of taxes of $34,107					(66,208)	(66,208)

Comprehensive loss						(426,106)

Balance, June 30, 2005	3,036,734	$30,367	$25,034,235	$(2,252,364)	$8,897	$22,821,135

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(359,898)	$(448,086)
Adjustments to reconcile net loss to net cash used by
operating activities
Provision for loan losses	803,000	277,000
Depreciation and amortization expense	103,134	78,970
Discount accretion and premium amortization	(1,663)	(84)
Deferred income tax benefit	(185,200)	(230,999)
Proceeds from sale of residential mortgages	7,862,518	12,097,779
Disbursements for residential mortgages held-for-sale	(7,987,918)	(12,097,779)
Increase in accrued interest receivable	(251,040)	(72,016)
Increase in accrued interest payable	246,932	75,244
Increase in other assets	(83,733)	(30,254)
Increase in other liabilities	14,200	54,184

Net cash provided (used) by operating activities	160,332	(296,041)

Cash flows from investing activities
Purchases of securities	(93,700)	(7,566,286)
Calls and maturities of available for sale securities	812,190	684,535
Net increase in loans	(64,496,338)	(22,052,969)
Purchase of premises, furniture and equipment	(225,766)	(14,411)

Net cash used by investing activities	(64,003,614)	(28,949,131)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	27,516,250	23,485,277
Net increase in certificates of deposit and
other time deposits	27,449,259	3,463,245
Decrease in other borrowings	(5,271)	(5,074)
Proceeds from issuance of common stock, net	14,938,036	-

Net cash provided by financing activities	69,898,274	26,943,448

Net increase (decrease) in cash and cash equivalents	6,054,992	(2,301,724)
Cash and cash equivalents, beginning of period	3,756,431	9,505,086

Cash and cash equivalents, end of period	$9,811,423	$7,203,362

Cash paid during the period for:
Income taxes	$-	$-

Interest	$1,021,940	$164,826

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2005 and for the interim periods ended June 30, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Tidelands Bancshares Inc.‘s 2004 Annual Report on Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

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

TIDELANDS BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Stock Offering

On March 21, 2005, the Company commenced a private offering to sell shares of the Company’s common stock to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D under the Securities Act. The stock was issued at a price of $9.35 per share. The offering resulted in the issuance of 1,712,000 additional shares of common stock and proceeds of $16,007,200, before offering costs of $1,122,327. After the close of the offering, approximately $14,600,000 was transferred to the Bank as additional capital. Approximately $2,020,000 was used to repay the note payable included in other borrowings at March 31, 2005.

TIDELANDS BANCSHARES, INC.

Note 4 - Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and the dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three months and six months ended June 30, 2005 and 2004. Average shares and per share amounts for the three and six months ended June 2004 have been adjusted to reflect the five for four stock split declared in December 2004.

	Three Months Ended June 30, 2005
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings
Income available to common shareholders	$(96,809)	3,036,734	$(0.0	3)

Effect of dilutive securities
Stock options	-	14,766

Diluted earnings
Income available to common shareholders
plus assumed conversions	$(96,809)	3,051,500	$(0.0	3)

	Three Months Ended June 30, 2004
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings
Income available to common shareholders	$(224,600)	1,291,748	$(0.17)

Effect of dilutive securities
Stock options	-	-

Diluted earnings
Income available to common shareholders
plus assumed conversions	$(224,600)	1,291,748	$(0.17)

	Six Months Ended June 30, 2005
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings
Income available to common shareholders	$(359,898)	2,194,455	$(0.1	6)

Effect of dilutive securities
Stock options	-	7,837

Diluted earnings
Income available to common shareholders
plus assumed conversions	$(359,898)	2,202,292	$(0.1	6)

	Six Months Ended June 30, 2004
	Income	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings
Income available to common shareholders	$(448,086)	1,291,748	$(0.35)

Effect of dilutive securities
Stock options	-	-

Diluted earnings
Income available to common shareholders
plus assumed conversions	$(448,086)	1,291,748	$(0.35)

TIDELANDS BANCSHARES, INC.

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	For the Three Months Ended
	June 30, 2005
	Pre-Tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
arising during the period	$152,403	$(51,817)	$100,586
Plus: reclassification adjustment
for gains (losses) realized in net income	-	-	-

Net unrealized gains (losses) on securities	152,403	(51,817)	100,586

Other comprehensive income (loss)	$152,403	$(51,817)	$100,586

	For the Three Months Ended
	June 30, 2004
	Pre-Tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$615,633	$(209,315)	$406,318
Plus: reclassification adjustment
for gains (losses) realized in net income	-	-	-

Net unrealized gains (losses) on securities	615,633	(209,315)	406,318

Other comprehensive income (loss)	$615,633	$(209,315)	$406,318

	For the Six Months Ended
	June 30, 2005
	Pre-Tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(100,315)	$34,107	$(66,208)
Plus: reclassification adjustment
for gains (losses) realized in net income	-	-	-

Net unrealized gains (losses) on securities	(100,315)	34,107	(66,208)

Other comprehensive income (loss)	$(100,315)	$34,107	$(66,208)

	For the Six Months Ended
	June 30, 2004
	Pre-Tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
For the Six Months Ended
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(453,125)	$154,063	$(299,062)
Plus: reclassification adjustment
for gains (losses) realized in net income	-	-	-

Net unrealized gains (losses) on securities	(453,125)	154,063	(299,062)

Other comprehensive income (loss)	$(453,125)	$154,063	$(299,062)

TIDELANDS BANCSHARES, INC.

Note 6 - Stock-Based Compensation

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

	For the Three Months
	Ended June 30,
	2005	2004
Net loss, as reported	$(96,809)	(224,600)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
all awards, net of related tax effects	(30,957)	-

Pro forma net income (loss)	$(127,766)	$(224,600)

Earnings per share:
Basic - as reported	$(0.03)	$(0.17)

Basic - pro forma	$(0.04)	$(0.17)

Diluted - as reported	$(0.03)	$(0.17)

Diluted - pro forma	$(0.04)	$(0.17)

	For the Six Months
	Ended June 30,
	2005	2004
Net loss, as reported	$(359,898)	$(448,086)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
all awards, net of related tax effects	(61,588)	-

Pro forma net income (loss)	$(421,486)	$(448,086)

Earnings per share:
Basic - as reported	$(0.16)	$(0.35)

Basic - pro forma	$(0.19)	$(0.35)

Diluted - as reported	$(0.16)	$(0.35)

Diluted - pro forma	$(0.19)	$(0.35)

TIDELANDS BANCSHARES, INC.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2005 compared to December 31, 2004 and the results of operations for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2004 Annual Report on Form 10-KSB.

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

Overview

The following discussion describes our results of operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 as well as results for the six months ended June 30, 2005 and 2004, and also analyzes our financial condition as of June 30, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

TIDELANDS BANCSHARES, INC.

Item 2 - Management’s Discussion and Analysis or Plan of Operation - continued

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

Results of Operations

Net Interest Income

For the six months ended June 30, 2005, net interest income amounted to $1,942,602 compared to $514,795 in the year earlier period. Interest income from loans, including fees, totaled $3,211,474, compared to the prior year’s $778,865 as we continued to experience growth in our loan portfolio. Interest expense for the six months ended June 30, 2005 and 2004 was $1,268,872 and $264,070, respectively. The net interest margin realized on earning assets was 3.72% and 2.72% for the six months ended June 30, 2005 and 2004, respectively. The interest rate spread was 3.18% at June 30, 2005 compared to 2.29% at June 30, 2004.

For the quarter ended June 30, 2005, net interest income totaled $1,207,226 compared to $302,449 in the year earlier period. Interest income totaling $1,983,165 was generated from loans, including fees, during the quarter ended June 30, 2005, compared to the prior year’s $463,812. Interest expense on deposit accounts for the three months ended June 2005 and 2004 was $775,939 and $161,363, respectively. The net interest margin realized on earning assets was 3.90% and 2.75% for the quarter ended June 30, 2005 and 2004, respectively. The interest rate spread was 3.20% for the quarter ended June 30, 2005 compared to 2.36% at June 30, 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2005 and 2004, the provision charged to expense was $803,000 and $277,000, respectively. The allowance for loan losses represented 1.25% of gross loans at June 30, 2005 and 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Due to the rapid growth of our bank over the past year and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

TIDELANDS BANCSHARES, INC.

Item 2 - Management’s Discussion and Analysis or Plan of Operation - continued

Noninterest Income

Noninterest income during the six months ended June 30, 2005 was $178,425 as compared to $216,779 for the same period in 2004. Of the total, for the six month period ended June 30, 2005, $127,867 was attributable to residential mortgage origination fees compared to $159,433 for the same period in 2004. The decrease is due mortgage originations fluctuating with prevailing interest rates. Current and historical levels may not be indicative of future originations.

Noninterest income during the three months ended June 30, 2005 was $95,464, a decrease of $10,129, from the comparable period in 2004. The largest component of noninterest income was residential mortgage origination fees, which totaled $68,189 for the quarter ended June 30, 2005 as compared to $72,174 in the same period in 2004.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2005 was $1,863,125, which was $729,465 higher than the $1,133,660 amount for the six months ended June 30, 2004. The largest category, salaries and employee benefits, increased from $642,450 for the six months ended June 30, 2004 to $1,045,382 for the six months ended June 30, 2005. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with our growth. In addition, the Summerville loan production office has been converted into a full service facility and we are preparing to convert the loan production office in Myrtle Beach to a full service facility in the third quarter of 2005.

For the quarter ended June 30, 2005, noninterest expense increased $430,407, or 73.1%, as compared to the same period ended June 30, 2004. The largest category, salaries and employee benefits, increased from $315,499 for the quarter ended June 30, 2004 to $555,106 for the quarter ended June 30, 2005. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with our growth.

Income Taxes

Income tax benefits for the six month periods ended June 30, 2005 and 2004 were $185,200 and $231,000, respectively. This represents an effective tax rate of 34.0% to record the income tax benefit resulting from the net operating loss for the six months ended June 30, 2005 and 2004.

Net Income (Loss)

The combination of the above factors resulted in net loss for the six months ended June 30, 2005 of $359,898, as compared to a net loss of $448,086 for the same period in 2004. The net loss before taxes of $545,098 and $679,086 was partially offset by the income tax benefit of $185,200 and $231,000 during the six months ended June 30, 2005 and 2004, respectively. For the quarter ended June 30, 2005, net loss was $96,809, as compared to net loss of $224,600 for the comparable period in 2004. These losses were consistent with our expectations for our first two years following the opening of the bank. As noted above, we expect to derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments will be our deposits. We do not expect to become profitable until we attract additional deposits and deploy these funds in loans and other earning assets in an amount sufficient to generate more net interest income.

Financial Condition

Assets and Liabilities

Our focus since we opened the bank in October 2003 has been to generate deposits and to begin deploying these funds in loans and other earning assets. During the first six months of 2005, total assets increased $69,733,300, or 92.3%, when compared to December 31, 2004. Federal funds sold increased from $2,428,000 at December 31, 2004 to $7,720,000 at June 30, 2005 as a result of the net proceeds from the private placement stock offering which closed at the end of the first quarter and strong deposit growth. Total loans increased $64,496,338, or 116.6%, during the first six months of 2005. Total deposits also increased $54,965,511, or 91.2%, from the December 31, 2004 amount of $60,299,538. Within the deposit area, time deposits increased 27,449,259, or 163.5%, during the first six months of 2005. Savings and money market deposits increased $27,189,670, or 76.5%, during the first six months of 2005. Transaction accounts increased $326,582, or 4.1%, during the first six months of 2005. In addition to deposit growth of 91.2% our growth was supplemented as a result of the proceeds

TIDELANDS BANCSHARES, INC.

Item 2 - Management’s Discussion and Analysis or Plan of Operation — continued

generated from our stock offering which resulted in net proceeds of $14,884,873. While some excess funds were invested in federal funds, approximately half of the net proceeds were immediately used to fund loans that were previously sold as participations.

Investment Securities

As a result of paydowns on our mortgage backed securities, investment securities decreased from $14,367,512 at December 31, 2004 to $13,550,371 at June 30, 2005. All of our marketable investment securities are designated as available-for-sale.

Loans

We experienced significant loan growth during the first six months of 2005 as we worked to establish our presence in the marketplace and as a result of our ability to purchase back loans previously sold. Our stock offering resulted in a higher legal lending limit which allowed the purchases. Loans increased $64,496,338, or 116.6%, during the period. As shown below, the main components of growth in the loan portfolio were real estate — construction and real estate – mortgage loans which increased 177.2%, or $29,983,357, and 109.2%, or $32,585,043, respectively, from December 31, 2004 to June 30, 2005. Balances within the major loans receivable categories as of June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004

Real estate - construction	$46,901,843	$16,918,486
Real estate - mortgage	62,422,330	29,837,287
Commercial and industrial	9,160,478	7,173,062
Consumer and other	1,302,947	1,362,425

Total gross loans	$119,787,598	$55,291,260

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At June 30, 2005 and December 31, 2004, we did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days. As noted above, because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

Allowance for Loan Losses

Activity in the allowance for loan losses is as follows for the periods ended June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004

Balance, January 1	$700,000	$135,000
Provision for loan losses for the period	803,000	565,000
Net loans (charged-off) recovered for the period	-	-

Balance, end of period	$1,503,000	$700,000

Gross loans outstanding, end of period	$119,787,598	$55,291,260

Allowance for loan losses to loans outstanding, end of period	1.25%	1.27%

TIDELANDS BANCSHARES, INC.

Item 2 — Management’s Discussion and Analysis or Plan of Operation - continued

Deposits

At June 30, 2005, total deposits had increased by $54,965,511, or 91.2%, from December 31, 2004. The largest increase was in time deposit accounts, which increased $27,449,259, or 163.50%, from December 31, 2004 to June 30, 2005. The increase was attributable to the opening of new accounts during the first half of 2005. Expressed in percentages, noninterest-bearing deposits increased 11.7% and interest-bearing deposits increased 97.8%.

Balances within the major deposit categories as of June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
Noninterest-bearing demand deposits	$5,213,594	$4,668,244
Interest-bearing demand deposits	3,100,491	3,319,259
Savings and money market	62,712,107	35,522,437
Time deposits $100,000 and over	29,684,529	8,934,724
Other time deposits	14,554,328	7,854,874

	$115,265,049	$60,299,538

Off-Balance Sheet Risk

Through our operations, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2005, we had issued commitments to extend credit of $38,065,725 through various types of lending arrangements. Substantially all of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments, in thousands, to extend credit and standby letters of credit at June 30, 2005.

		After One	After Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments
to extend credit	$256,003	$1,032,355	$17,794,059	$19,082,417	$18,983,308	$38,065,725

Totals	$256,003	$1,032,355	$17,794,059	$19,082,417	$18,983,308	$38,065,725

Based on historical experience in the banking industry, many commitments and letters of credit will expire unfunded. Accordingly, the amounts in the table above do not necessarily reflect our need for funds in the periods shown.

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if we deem it necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 98.4% at June 30, 2005 and 82.8% at December 31, 2004.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2005, unused lines of credit totaled $14,025,000.

TIDELANDS BANCSHARES, INC.

Item 2 — Management’s Discussion and Analysis or Plan of Operation — continued

Capital Resources

Total shareholders’ equity increased from $8,309,206 at December 31, 2004 to $22,821,135 at June 30, 2005. The increase is attributable to net proceeds of $14,884,873 from the issuance of 1,712,000 shares of common stock in the private placement and proceeds from the exercise of stock options of $53,162, less a reduction of $66,208 in the fair value of available for sale securities and a net loss of $359,898 for the six months ended June 30, 2005.

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

As of June 30, 2005, the company was not subject to these requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150,000,000 in consolidated assets.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of June 30, 2005, as well as the ratios to be considered “well capitalized.”

The following table summarizes the bank’s risk-based capital at June 30, 2005: ($ in thousands)

Shareholders' equity	$22,282
Less -Unrealized gain on available for sale securities	9
Disallowed deferred tax assets	841

Tier 1 capital	21,432
Plus - allowance for loan losses(1)	1,503

Total capital	$22,935

Risk-weighted assets	$138,861

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	15.43%
Total capital (to risk-weighted assets)	16.52%
Tier 1 capital (to total average assets)	16.96%

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

TIDELANDS BANCSHARES, INC.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

TIDELANDS BANCSHARES, INC.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of security holders during the quarter ended June 30, 2005 at our annual meeting of shareholders held on May 16, 2005. The matters were the election of four Class II directors to serve on the board of directors each for three-year terms and a proposal to designate 348,997 options previously authorized for issuance under our 2004 Stock Incentive Plan as incentive stock options. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

Proposal #1 - Election of four Class II directors to serve on the board of directors each for three-year terms

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Alan D. Clemmons, Robert E. “Chip” Coffee, Jr., Barry I. Kalinsky, and Fred H. Renken. The current Class II directors are Michael W. Burrell, Dwayne M. Green, Paul J. Kerwin, DVM, and Tanya D. Robinson. The current Class III directors are John N. Cagle, III, DMD, Richard L. Granger, Morris Kalinsky, and John T. Parker. The current terms of the Class II directors expired at our annual meeting. Each of the four current Class II directors was nominated for election and stood for election at the annual meeting on May 16, 2005 for a three-year term. Votes for the election of the Class II directors were as follows: There were 934,992 votes for the election of Michael W. Burrell, 6,750 against or withheld voting for Mr. Burrell’s election. There were 936,742 votes for the election of Dwayne M. Green, 5,000 against or withheld voting for Mr. Green’s election. There were 936,742 votes for the election of Paul J. Kerwin, DVM, 5,000 against or withheld voting for Mr. Kerwin’s election. There were 934,992 votes for the election of Tanya D. Robinson, 6,750 against or withheld voting for Ms. Robinson’s election. The terms of the Class III and Class II directors will expire at the 2006 and 2007 annual meeting of shareholders, respectively.

Proposal #2 - Approval of proposal to designate 348,997 options previously authorized for issuance under our 2004 Stock Incentive Plan as incentive stock options

        The board of directors and shareholders previously approved the Tidelands Bancshares, Inc. 2004 Stock Incentive Plan. The plan initially authorized (subject to antidilution adjustments) the issuance of a total of 206,680 options, all of which were available for issuance as incentive stock options. Under the plan, the number of options available for issuance automatically increases each time we issue shares of stock so that the total number of options issuable under the plan at all times equal 20% of the then outstanding shares of stock. Notwithstanding the above, the total number of options issuable pursuant to incentive stock options may not be increased to more than 206,680 (other than pursuant to antidilution adjustments) without shareholder approval. At the May 16, 2005 annual meeting, our shareholders approved the proposal to designate 348,997 options previously authorized for issuance under our 2004 Stock Incentive Plan as incentive stock options. The vote of the shareholders was 882,121 shares voted in favor, 41,810 shares voted against or withheld, and 17,811 shares abstained.

Item 6. Exhibits

Exhibits:

10.1   Agreement for Purchase and Sale between Park West Development, Inc. and Tidelands Bank.

10.2   Agreement to Buy and Sell Real Estate between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan.

10.3   Addendum I to Agreement to Buy and Sell between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan.

31.1   Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2   Rule 13a-14(a) Certification of the Chief Financial Officer.

  32    Section 1350Certifications.

TIDELANDS BANCSHARES, INC.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2005	By: /s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
President & Chief Executive Officer

Date: August 10, 2005	By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer

TIDELANDS BANCSHARES, INC.

INDEX TO EXHIBITS

Exhibit
Number      Description

10.1     Agreement for Purchase and Sale between Park West Development, Inc. and Tidelands Bank.

10.2     Agreement to Buy and Sell Real Estate between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan.

10.3     Addendum I to Agreement to Buy and Sell between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan.

31.1     Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

32        Section 1350 Certifications.