Form 10QSB
period 2005-09-30
TIDELANDS BANCSHARES INC
filed 2005-11-03
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes      No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,039,888 shares of common stock, $.01 par value per share, on October 31, 2005

Transitional Small Business Disclosure Format (check one): Yes      No  X

TIDELANDS BANCSHARES, INC.

INDEX

PART I. FINANCIAL INFORMATION	Page No.
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - September 30, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Operations- Nine months ended September 30, 2005 and 2004
and three months ended September 30, 2005 and 2004	4
Condensed Statements of Shareholders' Equity and Comprehensive Income -
Nine months ended September 30, 2005 and 2004	5
Condensed Statements of Cash Flows - Nine months ended September 30, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements	7-10
Item 2. Management's Discussion and Analysis or Plan of Operation	11-17
Item 3. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 6. Exhibits	18

TIDELANDS BANCSHARES, INC.
Condensed Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$1,687,311	$1,328,431
Federal funds sold	16,409,000	2,428,000

Total cash and cash equivalents	18,096,311	3,756,431

Securities available for sale	12,616,357	14,310,612
Nonmarketable equity securities	150,600	56,900

Total securities	12,766,957	14,367,512

Mortgage loans held for sale	919,653	664,000
Loans receivable	143,824,520	55,291,260
Less allowance for loan losses	1,799,000	700,000

Loans, net	142,025,520	54,591,260

Premises, furniture and equipment, net	3,899,410	794,697
Accrued interest receivable	633,093	241,896
Deferred tax asset	1,101,926	920,881
Other assets	203,668	220,259

Total assets	$179,646,538	$75,556,936

Liabilities
Deposits
Noninterest-bearing transaction accounts	$7,822,777	$4,668,244
Interest-bearing transaction accounts	2,087,309	3,319,259
Savings and money market	101,010,078	35,522,437
Time deposits $100,000 and over	25,900,884	8,934,724
Other time deposits	11,065,402	7,854,874

Total deposits	147,886,450	60,299,538

Securities sold under agreements to repurchase	6,500,000	6,500,000
Other borrowings	1,551,295	40,439
Accrued interest payable	424,182	139,348
Other liabilities	362,175	268,405

Total liabilities	156,724,102	67,247,730

Shareholders' equity
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 10,000,000 shares authorized;
3,039,888 shares issued and outstanding at September 30, 2005
and 1,318,693 shares issued and outstanding at December 31, 2004	30,399	13,187
Capital Surplus	25,061,959	10,113,380
Retained deficit	(2,132,740)	(1,892,466)
Accumulated other comprehensive income (loss)	(37,182)	75,105

Total shareholders' equity	22,922,436	8,309,206

Total liabilities and shareholders' equity	$179,646,538	$75,556,936

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$5,293,022	$1,020,192	$2,462,710	$511,905
Investment securities:
Taxable	479,621	418,390	158,594	163,580
Federal funds sold	154,884	41,232	96,742	18,565
Other	3,772	-	1,779	-

Total	5,931,299	1,479,814	2,719,825	694,050

Interest expense
Time deposits $100,000 and over	584,084	59,375	238,452	20,195
Other deposits	1,729,578	368,624	921,661	190,582
Other	196,870	76,627	81,547	29,779

Total	2,510,532	504,626	1,241,660	240,556

Net interest income	3,420,767	975,188	1,478,165	453,494
Provision for loan losses	1,099,000	390,000	296,000	113,000

Net interest income after provision for loan losses	2,321,767	585,188	1,182,165	340,494

Noninterest income
Service charges on deposit accounts	8,829	3,748	3,586	1,694
Residential mortgage origination fees	197,221	188,658	69,354	29,253
Other	79,631	65,284	34,316	16,862

Total noninterest income	285,681	257,690	107,256	47,809

Noninterest expense
Salaries and employee benefits	1,738,155	991,745	692,773	349,295
Net occupancy	226,896	176,292	70,047	63,590
Furniture and equipment	183,671	122,103	66,772	41,301
Other operating	822,200	458,798	278,205	161,091

Total noninterest expense	2,970,922	1,748,938	1,107,797	615,277

Income (loss) before income taxes	(363,474)	(906,060)	181,624	(226,974)
Income tax expense (benefit)	(123,200)	(309,000)	62,000	(78,000)

Net income (loss)	(240,274)	(597,060)	119,624	(148,974)

Earnings per share
Basic income (loss) per share	$(0.10)	$(0.46)	$0.04	$(0.12)

Diluted income (loss) per share	$(0.10)	$(0.46)	$0.04	$(0.12)

Average shares outstanding - Basic	2,478,831	1,291,748	3,038,311	1,291,748

Average shares outstanding - Diluted	2,492,538	1,291,748	3,062,605	1,291,748

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2005 and 2004
(Unaudited)

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income	Total
Balance, December 31, 2003	1,033,398	$ 10,334	$9,879,117	$(1,089,051)	$30,705	$8,831,105
Net loss				(597,060)		(597,060)
Other comprehensive income,
net of taxes of $21,134					41,022	41,022

Comprehensive loss						(556,038)

Stock dividend in the form of
a 5 for 4 stock split	258,350	2,584	(2,584)			-

Balance, September 30, 2004	1,291,748	$ 12,918	$9,876,533	$(1,686,111)	$71,727	$8,275,067

Balance, December 31, 2004	1,318,693	$ 13,187	$10,113,380	$(1,892,466)	$75,105	$8,309,206
Proceeds from exercise of
stock options	9,195	92	80,826			80,918
Net proceeds from issuance of
common stock	1,712,000	17,120	14,867,753			14,884,873
Net loss				(240,274)		(240,274)
Other comprehensive income,
net of taxes of $57,845					(112,287)	(112,287)

Comprehensive loss						(352,561)

Balance, September 30, 2005	3,039,888	$ 30,399	$25,061,959	$(2,132,740)	$(37,182)	$22,922,436

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(240,274)	$(597,060)
Adjustments to reconcile net loss to net cash used by
operating activities
Provision for loan losses	1,099,000	390,000
Depreciation and amortization expense	164,521	120,077
Discount accretion and premium amortization	(9,274)	257
Deferred income tax benefit	(123,200)	(309,000)
Proceeds from sale of residential mortgages	10,961,049	12,768,295
Disbursements for residential mortgages held-for-sale	(11,216,702)	(12,702,795)
Increase in accrued interest receivable	(391,197)	(118,305)
Increase in accrued interest payable	284,834	95,897
Increase (decrease) in other assets	16,591	(127,987)
Increase in other liabilities	93,772	113,380

Net cash provided (used) by operating activities	639,120	(367,241)

Cash flows from investing activities
Purchases of securities	(93,700)	(9,061,598)
Calls and maturities of available for sale securities	1,533,397	1,077,003
Net increase in loans	(88,533,260)	(30,643,057)
Purchase of premises, furniture and equipment	(3,269,235)	(73,821)

Net cash used by investing activities	(90,362,798)	(38,701,473)

Cash flows from financing activities
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	67,410,223	31,913,802
Net increase in certificates of deposit and
other time deposits	20,176,688	4,401,798
Increase (decrease) in other borrowings	1,510,856	(7,642)
Proceeds from issuance of common stock, net	14,965,791	-

Net cash provided by financing activities	104,063,558	36,307,958

Net increase (decrease) in cash and cash equivalents	14,339,880	(2,760,756)
Cash and cash equivalents, beginning of period	3,756,431	9,505,086

Cash and cash equivalents, end of period	$18,096,311	$6,744,330

Cash paid during the period for:
Income taxes	$-	$-

Interest	$2,225,698	$408,729

See notes to condensed consolidated financial statements.

TIDELANDS BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2005 and for the interim periods ended September 30, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Tidelands Bancshares Inc.‘s 2004 Annual Report on Form 10-KSB.

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

Note 4 – Income/(Loss) Per Share

Basic income/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding. Diluted income/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding and the dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004. Average shares and per share amounts for the three and nine months ended September 30, 2004 have been adjusted to reflect the five for four stock split declared in December 2004.

	September 30, 2005
	For the Nine Months Ended				For the Three Months Ended
		Average				Average
	Income	Shares	Per Share		Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount
Basic earnings
Income available
to common shareholders	$(240,274)	2,478,831	$(0.1	0)	$119,624	3,038,311	$0.04
Effect of dilutive securities
Stock Options	-	13,707			-	24,294

Diluted earnings
Income available
to common shareholders
plus assumed conversions	$(240,274)	2,492,538	$(0.1	0)	$119,624	3,062,605	$0.04

	September 30, 2004
	For the Nine Months Ended				For the Three Months Ended
		Average				Average
	Income	Shares	Per Share		Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount		(Numerator)	(Denominator)	Amount
Basic earnings
Income available
to common shareholders	$(597,060)	1,291,748	$(0.4	6)	(148,974)	1,291,748	$(0.1	2)
Effect of dilutive securities
Stock Options	-	13,707			-	24,294

Diluted earnings
Income available
to common shareholders
plus assumed conversions	$(597,060)	1,291,748	$(0.4	6)	$(148,974)	1,291,748	$(0.1	2)

TIDELANDS BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	September 30, 2005
	For the Nine Months Ended			For the Three Months Ended
	Pre-Tax	(Expense)	Net-of-tax	Pre-Tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
arising during the period	$(170,131)	$57,845	$(112,287)	$(69,817)	$23,738	$(46,079)
Plus: reclassification adjustment
for gains (losses) realized in
net income	-	-	-	-	-	-
Net unrealized gains (losses)
on securities	(170,131)	57,845	(112,287)	(69,817)	23,738	(46,079)

Other comprehensive income (loss)	$(170,131)	$57,845	$(112,287)	$(69,817)	$23,738	$(46,079)

	September 30, 2004
	For the Nine Months Ended			For the Three Months Ended
	Pre-Tax	(Expense)	Net-of-tax	Pre-Tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
Unrealized gains (losses) on securities:
Unrealized holding gains losses
arising during the period	$62,156	$(21,134)	$41,022	$515,279	$(175,195)	$340,084
Plus: reclassification adjustment
for gains (losses) realized in
net income	-	-	-	-	-	-
Net unrealized gains (losses)
on securities	62,156	(21,134)	41,022	515,279	(175,195)	340,084

Other comprehensive income (loss)	$62,156	$(21,134)	$41,022	$515,279	$(175,195)	$340,084

TIDELANDS BANCSHARES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net Income/(loss), as reported	$(240,274)	$(597,060)	$119,624	$(148,974)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
all awards, net of related tax effects	(77,947)	(92,749)	(16,575)	(92,749)

Pro forma net income/(loss)	$(318,221)	$(689,809)	$103,049	$(241,723)

Earnings per share:
Basic - as reported	$(0.10)	$(0.46)	$0.04	$(0.12)

Basic - pro forma	$(0.13)	$(0.53)	$0.03	$(0.19)

Diluted - as reported	$(0.10)	$(0.46)	$0.04	$(0.12)

Diluted - pro forma	$(0.13)	$(0.53)	$0.03	$(0.19)

TIDELANDS BANCSHARES, INC.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2005 compared to December 31, 2004 and the results of operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2004 Annual Report on Form 10-KSB.

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	our rapid growth to date and relatively short operating history;

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	the lack of seasoning of our loan portfolio;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

Tidelands Bank commenced operations in October 2003 through our main office located in Mount Pleasant, South Carolina. We opened a loan production office in Summerville, South Carolina in August 2004 and a second loan production office in Myrtle Beach, South Carolina in January 2005. The Summerville LPO was converted into a full service branch on April 4, 2005. The Myrtle Beach LPO was converted into a full service branch on October 11, 2005. We have grown rapidly since our inception, with a focus on growing our loan portfolio. The growth of our loan portfolio created the need for a higher level of capital, and in March 2005 we raised net proceeds of $14,884,873 in additional capital through a private placement. This additional capital has permitted our continued growth, including through the repurchase of loans that we had previously sold as participations. As a result of this growth, we achieved our first quarterly profit, of $119,624, for the three months ended September 30, 2005.

The following discussion describes our results of operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 as well as results for the nine months ended September 30, 2005 and 2004, and

TIDELANDS BANCSHARES, INC.

Item 2 - Management’s Discussion and Analysis or Plan of Operation – continued

also analyzes our financial condition as of September 30, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

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

Results of Operations

Net Interest Income

For the nine months ended September 30, 2005, net interest income amounted to $3,420,767 compared to $975,188 for the same period in 2004. Interest income from loans, including fees, totaled $5,293,022, compared to the prior year’s $1,020,192 as we continued to experience growth in our loan portfolio. Interest expense for the nine months ended September 30, 2005 and 2004 was $2,510,532 and $504,626, respectively. The net interest margin realized on earning assets was 3.70% and 2.79% for the nine months ended September 30, 2005 and 2004, respectively. The year to date interest rate spread was 3.14% at September 30, 2005 compared to 2.40% at September 30, 2004.

For the quarter ended September 30, 2005, net interest income totaled $1,478,165 compared to $453,494 for the same period in 2004. Interest income totaling $2,462,710 was generated from loans, including fees, during the quarter ended September 30, 2005, compared to the prior year’s $511,905. Interest expense for the three months ended September 2005 and 2004 was $1,241,660 and $240,556, respectively. The net interest margin realized on earning assets was 3.70% and 2.89% for the quarter ended September 30, 2005 and 2004, respectively. The interest rate spread was 3.13% for the quarter ended September 30, 2005 compared to 2.57% for the quarter ended September 30, 2004.

The substantial increase in our net interest income is primarily a result of the rapid growth of our bank and in particular of our loan portfolio over the time periods described above, as well as a result of the improvement in the net interest margin and interest rate spread during these periods. The improvement in the net interest margin and interest rate spread reflects the increase generally in interest rates during these periods.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the nine months ended September 30, 2005 and 2004, the provision charged to expense was $1,099,000 and $390,000, respectively. The allowance for loan losses represented 1.25% of gross loans at September 30, 2005 compared to 1.27% at September, 30 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Due to the rapid growth of our bank over the past year and our short operating history, a large portion

TIDELANDS BANCSHARES, INC.

Item 2 - Management’s Discussion and Analysis or Plan of Operation - continued

of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the nine months ended September 30, 2005 was $285,681 as compared to $257,690 for the same period in 2004. Of the total, for the nine month period ended September 30, 2005, $197,221 was attributable to residential mortgage origination fees compared to $188,658 for the same period in 2004. The increase is due mortgage originations fluctuating with prevailing interest rates. Current and historical levels may not be indicative of future originations.

Noninterest income during the three months ended September 30, 2005 was $107,256, an increase of $59,447 from the comparable period in 2004. The largest component of noninterest income was residential mortgage origination fees, which totaled $69,354 for the quarter ended September 30, 2005 as compared to $29,253 in the same period in 2004.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2005 was $2,970,922, which was $1,221,984 higher than the $1,748,938 amount for the nine months ended September 30, 2004. The largest category, salaries and employee benefits, increased from $991,745 for the nine months ended September 30, 2004 to $1,738,155 for the nine months ended September 30, 2005. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with our growth. For example, we increased our total staff from 22 at September 30, 2004 to 37 at September 30, 2005. In addition, the Summerville loan production office has been converted into a full service facility and we are preparing to convert the loan production office in Myrtle Beach to a full service facility which we will open October 11, 2005.

For the quarter ended September 30, 2005, noninterest expense increased $492,520, or 80.0%, as compared to the same period ended September 30, 2004. The largest category, salaries and employee benefits, increased from $349,295 for the quarter ended September 30, 2004 to $692,773 for the quarter ended September 30, 2005. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with our continued growth.

As described in Notes 2 and 6 to the financial statements above, beginning with calendar year 2006, SFAS No. 123(R) will require us to measure all our employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense in future reporting periods will include a compensation expense for the fair value of stock options we have granted. If we have been required to report this expense for the nine months ended September 30, 2005, we would have reported an additional compensation expense of $77,947.

Income Taxes

Income tax benefits for the nine month periods ended September 30, 2005 and 2004 were $123,200 and $309,000, respectively. This is based on an effective tax rate of 33.9% to record the income tax benefit resulting from the net operating loss for the nine months ended September 30, 2005 and 2004.

Net Income (Loss)

The combination of the above factors resulted in net loss for the nine months ended September 30, 2005 of $240,274, as compared to a net loss of $597,060 for the same period in 2004. The net loss before taxes of $363,474 and $906,060 was partially offset by the income tax benefit of $123,200 and $309,000 during the nine months ended September 30, 2005 and 2004, respectively. For the quarter ended September 30, 2005, net income was $119,624, as compared to net loss of $148,974 for the comparable period in 2004. These losses were consistent with our expectations for our first two years

TIDELANDS BANCSHARES, INC.

Item 2 - Management’s Discussion and Analysis or Plan of Operation - continued

following the opening of the bank. As noted above, we expect to derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments will be our deposits.

Financial Condition

Assets and Liabilities

Our focus since we opened the bank in October 2003 has been to generate deposits and to begin deploying these funds in loans and other earning assets. During the first nine months of 2005, total assets increased $104,089,602, or 137.8%, when compared to December 31, 2004. Federal funds sold increased from $2,428,000 at December 31, 2004 to $16,409,000 at September 30, 2005 as a result of the net proceeds from the private placement stock offering which closed at the end of the first quarter and strong deposit growth. Total loans increased $88,533,260, or 160.1%, during the first nine months of 2005. Total deposits also increased $87,586,912, or 145.3%, from the December 31, 2004 amount of $60,299,538. Within the deposit area, time deposits increased $20,176,688, or 120.2%, during the first nine months of 2005. Savings and money market deposits increased $65,487,641, or 184.4%, during the first nine months of 2005. Transaction accounts increased $1,922,583, or 24.1%, during the first nine months of 2005. In addition to deposit growth of 145.3%, our growth was supplemented as a result of the proceeds generated from our stock offering which resulted in net proceeds of $14,884,873. While some excess funds were invested in federal funds, approximately half of the net proceeds were immediately used to fund loans that were previously sold as participations.

Investment Securities

As a result of paydowns on our mortgage backed securities, securities decreased from $14,367,512 at December 31, 2004 to $12,766,957 at September 30, 2005. All of our marketable investment securities are designated as available-for-sale.

Loans

We experienced significant loan growth during the first nine months of 2005 as we worked to establish our presence in the marketplace and as a result of our ability to purchase back loans previously sold. Our stock offering resulted in a higher legal lending limit which allowed the purchases. Loans increased $88,533,260, or 160.1%, during the period. As shown below, the main components of growth in the loan portfolio were real estate — construction and real estate – mortgage loans which increased 267.1%, or $45,187,183, and 135.4%, or $40,395,358, respectively, from December 31, 2004 to September 30, 2005. Balances within the major loans receivable categories as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
Real estate - construction	$62,105,669	$16,918,486
Real estate - mortgage	70,232,645	29,837,287
Commercial and industrial	10,350,046	7,173,062
Consumer and other	1,136,160	1,362,425

Total gross loans	$143,824,520	$55,291,260

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2005 and December 31, 2004, we did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days. As noted above, because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

TIDELANDS BANCSHARES, INC.

Item 2 - Management’s Discussion and Analysis or Plan of Operation - continued

Allowance for Loan Losses

Activity in the allowance for loan losses is as follows for the periods ended September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Balance, January 1	$700,000	$135,000
Provision for loan losses for the period	1,099,000	565,000
Net loans (charged-off) recovered for the period	-	-

Balance, end of period	$1,799,000	$700,000

Gross loans outstanding, end of period	$143,824,520	$55,291,260

Allowance for loan losses to loans outstanding, end of period	1.25%	1.27%

Premises and Equipment

At September 30, 2005, premises and equipment amounted to $3,899,410, an increase of $3,104,713 from the previous year end period. The increase is largely attributed to the purchase of a future branch location in the Park West section of Mount Pleasant, and the opportunistic purchase of a facility in Mount Pleasant to be used to house our operations department.

Deposits

At September 30, 2005, total deposits had increased by $87,566,912, or 145.2%, from December 31, 2004. The largest increase was in savings and money market accounts, which increased $65,487,641, or 184.4%, from December 31, 2004 to September 30, 2005. The increase was attributable to the opening of new accounts during the first half of 2005. Expressed in percentages, noninterest-bearing deposits increased 67.6% and interest-bearing deposits increased 151.7% during the first nine months of 2005.

Balances within the major deposit categories as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
Noninterest-bearing demand deposits	$7,822,777	$4,668,244
Interest-bearing demand deposits	2,087,309	3,319,259
Savings and money market	101,010,078	35,522,437
Time deposits $100,000 and over	25,900,884	8,934,724
Other time deposits	11,065,402	7,854,874

	$147,866,450	$60,299,538

Off-Balance Sheet Risk

Through our operations, we make contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2005, we had issued commitments to extend credit of $41,793,817 through various types of lending arrangements. Substantially all of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments, in thousands, to extend credit and standby letters of credit at September 30, 2005.

		After One	After Three
	Within	Through	Through	Within	Greater
	One	Three	Twelve	One	Than
	Month	Months	Months	Year	One Year	Total
Unused commitments
to extend credit	$27,485	$1,531,520	$18,910,391	$20,469,396	$21,324,421	$41,793,817

Totals	$27,485	$1,531,520	$18,910,391	$20,469,396	$21,324,421	$41,793,817

Item 2 - Management’s Discussion and Analysis or Plan of Operation – continued

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

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 92.2% at September 30, 2005 and 82.8% at December 31, 2004.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2005, unused lines of credit totaled $14,025,000.

Capital Resources

Total shareholders’ equity increased from $8,309,206 at December 31, 2004 to $22,922,436 at September 30, 2005. The increase is attributable to net proceeds of $14,884,873 from the issuance of 1,712,000 shares of common stock in the private placement and proceeds from the exercise of stock options of $80,918, less a reduction of $112,287 in the fair value of available for sale securities and a net loss of $240,274 for the nine months ended September 30, 2005.

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

Banks and bank holding companies are required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of September 30, 2005, as well as the ratios to be considered “well capitalized.”

The following table summarizes the bank's risk-based capital at September 30, 2005: ($ in thousands)

Shareholders' equity	$22,355
Less-Unrealized gain on available for sale securities	(37)
Disallowed deferred tax assets	803

Tier 1 capital	21,589
Plus - allowance for loan losses(1)	1,799

Total capital	$23,388

Risk-weighted assets	$165,819

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	13.02%
Total capital (to risk-weighted assets)	14.10%
Tier 1 capital (to total average assets)	13.14%

(1)Limited to 1.25% of risk-weighted assets

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

TIDELANDS BANCSHARES, INC.

PART II- OTHER INFORMATION

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

Date: November 3, 2005	By: /s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
President & Chief Executive Officer

Date: November 3, 2005	By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer

TIDELANDS BANCSHARES, INC.
INDEX TO EXHIBITS

Exhibit
Number      Description

31.1     Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

32        Section 1350 Certifications.