Form 10KSB
period 2005-12-31
TIDELANDS BANCSHARES INC
filed 2006-03-31
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 000-50707

TIDELANDS BANCSHARES, INC.
(Name of Small Business Issuer in Its Charter)

South Carolina	02-0570232
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

875 Lowcountry Blvd.
Mount Pleasant, South Carolina	29464
(Address of Principal Executive Offices)	(Zip Code)

        (843) 388-8433
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                         Yes      No

The issuer’s revenue for the year ended December 31, 2005 was $9,706,630.

The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of March 17, 2006, was approximately $18,780,470. This calculation was based on the closing price of our common stock on March 17, 2006 of $11.75.

The number of shares outstanding of the issuer’s common stock was 3,044,054 at March 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders	Part III (Items 9-12, 14)
to be held on May 15, 2006

Transitional Small Business Disclosure Format.   (Check one):   Yes      No

PART I

Item 1. Description of Business.

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors” and the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area,
•	becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs; o the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General Overview

        We are a South Carolina corporation organized in 2002 as the holding company for Tidelands Bank, a state chartered bank headquartered in Mount Pleasant, South Carolina. We opened Tidelands Bank in October 2003, and we have grown rapidly since our inception. As of December 31, 2005, our assets totaled $206.4 million and our shareholders equity was $23.1 million. We are primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC and providing commercial, consumer, and mortgage loans to the general public.

Marketing Focus

        We have created a strategic plan that focuses on professionals, entrepreneurs, small business owners, and their family members in our core market of the Charleston metropolitan area and other fast-growing areas along the South Carolina coast. The cornerstone of relationship banking is to hire and retain professional banking officers that know their customers and focus on their individual needs. This “relationship” service model ensures that we are able to generate both repeat business from existing customers as well as new business from customer referrals. We have recruited several banking officers with significant banking relationships in their respective communities, and we have grown our operations in these markets from these core customer bases.

Location and Service Area

        Our main office is located at 875 Lowcountry Boulevard, Mount Pleasant, South Carolina 29464 on a major artery and provides excellent visibility for the bank. In August 2004, we opened a loan production office in Summerville, South Carolina that is managed by a 25-year banking veteran of that market. Because of the success of this loan production office, we converted it to a full service branch on April 4, 2005. In January 2005, we opened a loan production office in Myrtle Beach, South Carolina. We converted this office into a full service branch on October 11, 2005. We also plan to open a branch in the Park West section of Mount Pleasant late in 2006. The bank has entered into a land lease for a West Ashley location with the intent of opening a full service branch in 2007.

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

Lending Activities

    General. We emphasize a range of lending services, including real estate, commercial, consumer and equity-line loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. At December 31, 2005, we had total loans of $179.7 million, representing 90.8% of our total earning assets. When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our intimate knowledge of our markets through veteran bankers. We currently engage an outside firm to evaluate our loan portfolio on a semi-annual basis for credit quality and a second outside firm for compliance issues. As of December 31, 2005, we had no nonperforming assets and no loans past due 30 days or more.

        Our underwriting standards vary for each type of loan, as described below. While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of our capital. As of December 31, 2005, $21.9 million, or 12.2%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which five loans totaling approximately $3.7 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of capital. At December 31, 2005, $11.4 million, or 49.5% of capital, of our commercial loans exceed the supervisory loan to value ratio. Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.

        We have focused our lending activities primarily on the professional market, including doctors, dentists, small business owners, and commercial real estate developers. By focusing on this customer base and by serving each customer with a consistent relationship team of bankers, we have generated a loan portfolio with an average loan size of approximately $187,000 as of December 31, 2005. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single customer. As of December 31, 2005, our 10 largest customer loan relationships represented approximately $26.8 million, or 14.9% of our loan portfolio.

        Real Estate Mortgage Loans. Loans secured by real estate mortgages are the principal component of our loan portfolio. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. As of December 31, 2005, loans secured by first or second mortgages on real estate made up approximately $85.0 million, or 47.3%, of our loan portfolio.

        These loans will generally fall into one of two categories: commercial real estate loans or residential real estate loans. Most of our real estate loans are secured by residential or commercial property. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

•	Commercial Real Estate Loans. At December 31, 2005, our individual commercial real estate loans ranged in size from approximately $9,000 to $1.7 million, as we have participated credits in excess of our legal lending limit to correspondent banks. The average commercial real estate loan size was approximately $327,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 125% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. At December 31, 2005, commercial real estate loans (other than construction loans) amounted to $65.2 million, or approximately 36.3% of our loan portfolio.

•	Residential Real Estate Loans and Home Equity Loans. We do not generally originate traditional long term residential mortgages for our portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. At December 31, 2005, our individual residential real estate loans ranged in size from approximately $36,000 to $1.5 million, with an average loan size of approximately $301,000. Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years through a third party rather than originating and retaining these loans ourselves. We also offer home equity lines of credit. At December 31, 2005, our individual home equity lines of credit ranged in size from $600 to $838,000, with an average of approximately $83,000. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of fifteen years or less. We generally limit the extension of credit to 90% of the available equity of each property, although in certain circumstances we may extend up to 100% of the available equity. At December 31, 2005, residential real estate loans (other than construction loans) amounted to $19.8 million, or 11.0% of our loan portfolio. Included in the residential real estate loans was $8.4 million, or 42.5% of our residential loan portfolio, in first and second mortgages on individuals’ homes, and $11.4 million, or 57.5% of our residential loan portfolio, in home equity loans.

        Real Estate Construction and Land Development Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. At December 31, 2005, our commercial construction and development real estate loans ranged in size from approximately $7,000 to $2.5 million, with an average loan size of approximately $338,000. At December 31, 2005, our individual residential construction and development real estate loans ranged in size from approximately $53,000 to $1.5 million, with an average loan size of approximately $318,000. The duration of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

        We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 85%. At December 31, 2005, total construction loans amounted to $81.9 million, or 45.5% of our total loan portfolio. Included in the $81.9 million total was $65.3 million in construction and development loans, or 79.8% of our construction loan portfolio, that were made to commercial construction developers, and approximately $16.6 million, or 20.2% of our construction loan portfolio, that were made to consumers.

        Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry, and professional service areas. At December 31, 2005, our individual commercial business loans ranged in size from approximately $640 to $1.4 million, with an average loan size of approximately $52,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. At December 31, 2005, commercial business loans amounted to $11.4 million, or 6.3% of our total loan portfolio.

        We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2005, we had not originated any small business loans utilizing government enhancements.

        Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2005, our individual consumer loans ranged in size from approximately $80 to $155,000, with an average loan size of approximately $12,000. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. At December 31, 2005, consumer loans amounted to $1.7 million, or 0.9% of our loan portfolio.

        Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by officer with a higher lending authority. Between the Chief Executive Officer, Chief Lending Officer and Chief Credit Officer, any two may combine their authority to approve credits up to $1.0 million. If the loans exceed $1.0 million, then a loan committee comprised of Mr. Coffee and four other directors may approve the loans up to 10% of our capital and surplus. All loans in excess of this lending limit will be submitted for approval to the entire board of directors. We do not make any loans to any director or executive officer of the bank unless the loan is approved by the disinterested members of the board of directors of the bank and is on terms not more favorable to such person than would be available to a person not affiliated with the bank.

        Credit Administration and Loan Review. We maintain a continuous loan review system. We also apply a credit grading system to each loan, and we use an independent consultant on a semi-annual basis to review the loan files on a test basis to confirm the grading of each loan. We have hired an experienced Chief Credit Officer to oversea credit administration. Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. This limit will increase or decrease as the bank’s capital increases or decreases. Based upon the capitalization of the bank at December 31, 2005, our legal lending limit was approximately $3,700,000. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Deposit Products

        We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market area. In addition, we offer certain retirement account services, such as IRAs. We solicit accounts from individuals, businesses, associations, organizations, and governmental authorities.

Other Banking Services

        We also offer other bank services including safe deposit boxes, traveler’s checks, direct deposit, United States Savings Bonds, and banking by mail. We are associated with the Cirrus, Master-Money, Pulse, and Subswitch ATM networks, which are available to our customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. We also offer internet banking services, bill payment services, and cash management services. We do not expect to exercise trust powers during our next few years of operation.

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

        As of June 30, 2005, there were 21 financial institutions other than us in the Charleston metropolitan area and 18 in Horry County, where our Myrtle Beach office is located. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia, and Carolina First Bank. These institutions offer some services, such as extensive and established branch networks and trust services, that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

        As of December 31, 2005, we had 38 full-time employees and 3 part-time employees.

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

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions of Check 21 include:

•	allowing check truncation without making it mandatory;
•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
•	legalizing substitutions for and replacements of paper checks without agreement from consumers;
•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “- Tidelands Bank — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “- Tidelands Bank – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

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

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

        The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The South Carolina Board of Financial Institutions also requires the bank to prepare quarterly reports on the bank’s financial condition in compliance with its minimum standards and procedures.

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

        Holding companies which have been registered or have undergone a change in control within the past two years or which have been deemed by the Federal Reserve Board to be troubled institutions must give the Federal Reserve Board 30 days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Our risk-based assessment rate is currently zero but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. In addition, the FDIC imposes assessments to help pay off the $780.0 million in annual interest payments on the $8.0 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. Our annual FICO assessment for the third quarter of 2005 was 0.33 basis points of total assessable deposits. FICO assessments totaled $10,326 for the year ended December 31, 2005.

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

        The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an
•	affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation limits the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

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

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

        In addition, the deposit operations of the bank are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2005, based on our calculations, we qualified as “well capitalized.”

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

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Risk Factors

Our recent operating results may not be indicative of our future operating results.

        We have grown rapidly in our two years of operation. However, we may not be able to sustain this rate of growth and may not even be able to grow our business at all. Because of our relatively small size and short operating history, it will be difficult for us to generate similar asset growth rates as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growthand adversely affect our prospects.

        Robert E. Coffee, Jr., our president and chief executive officer, has extensive and long-standing ties within our market area and substantial experience with our operations which has contributed significantly to our growth. If we lose the services of Mr. Coffee, he would be difficult to replace and our business and development could be materially and adversely affected.

        Our success also depends, in part, on our continued ability to attract and retain key management personnel and experienced loan originators, including Alan W. Jackson, Robert H. Mathewes, Jr., Milon C. Smith, James M. Bedsole, Michael W. Hambrick, Kenneth M. Pickens, and James A. Kimbell, III. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition. We maintain key man life insurance policies in the amount of $1.0 million on each of Messrs. Coffee and Jackson.

An economic downturn, especially one affecting the Charleston metropolitan area, could reduce our customer base,our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our market, primarily in the Charleston metropolitan area. If the community in which we operate does not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 90.8% of our interest income for the year ended December 31, 2005. If an economic downturn occurs in the economy as a whole, or in the Charleston metropolitan area, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. An economic downturn could, therefore, result in losses that could materially and adversely affect our business.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to our short operating history, all of the loans in our loan portfolio and of our lending relationships are of recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Interest received on loans represented approximately 90.8% of our interest income for the year ended December 31, 2005. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	the credit profile of a particular customer;
•	the changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2005, approximately $21.9 million, or 12.2%, of our loans had loan-to-value ratios which exceeded regulatory supervisory guidelines, of which five loans totaling approximately $3.7 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of capital. At December 31, 2005, $11.4 million, or 49.5% of capital, of our commercial loans exceed the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio. Any such delinquencies or defaults could have an adverse effect on our results of operations and financial condition.

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

Changes in interest rates may reduce our profitability.

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

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, for the year ended December 31, 2006, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and our management will be required to issue a report on our internal controls over financial reporting. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

        We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer.

        In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our future growth may require us to raise additional capital in the future, but that capital may not be availablewhen it is needed.

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

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to payhigher interest rates to attract customers.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with other commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and mutual funds, as well as super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.

        We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, Wachovia, and Carolina First Bank. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. We also compete with local community banks in our market. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

        Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	taking additional time and creating expense associated with identifying and evaluating potential acquisitions and merger partners;
•	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•	diluting our existing shareholders in an acquisition;
•	taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;
•	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;
•	taking time and creating expense integrating the operations and personnel of the combined businesses;
•	creating an adverse short-term effect on our results of operations; and
•	losing key employees and customers as a result of an acquisition that is poorly received.

        We have never acquired another institution before, so we lack experience in handling any of these risks. There is also a risk that any expansion effort will not be successful.

We may not be able to compete with our larger competitors for larger customers because our lending limits arelower than theirs.

        We are limited in the amount we can loan a single borrower by the amount of the bank’s capital. Our legal lending limit is 15% of the bank’s capital and surplus. Our lending limit is significantly less than the limit for most of our competitors and may affect our ability to seek relationships with larger businesses in our market area. We intend to continue to accommodate larger loans by selling participations in those loans to other financial institutions.

Item 2.   Description of Property.

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

        Our Summerville facility is located at 105-C Burton Avenue in Summerville, South Carolina. It is a limited branch facility which does not have drive-through windows or an ATM. We have an initial term of 12 months from September 7, 2004 with monthly extensions after that time. We currently pay approximately $3,300 per month in rent although our payments are subject to future increase in accordance with a formula based on the Consumer Price Index. We intend to use this facility as a temporary branch office until we open a suitable permanent branch location.

        On February 10, 2005, the bank entered into a lease agreement for an office located at 4420 Oleander Drive in Myrtle Beach, South Carolina. This space will be utilized as a limited service facility while we construct facilities suitable for a permanent full service branch. This lease has an initial term of two years, a renewal option for an additional 12 months, and rent of approximately $1,970 per month.

        On February 1, 2005, the bank entered into an agreement to purchase a property, including a 4,340 square foot building, in the Park West section of Mount Pleasant for $1.6 million. We are leasing the site back to the seller for a period of 12 to 18 months and anticipate opening a branch office at the site after this lease expires. During the term of this lease, we have located a mortgage loan originator in this building.

        On August 26, 2005, the bank purchased property and a facility for $1.3 million at 840 Lowcountry Boulevard in Mount Pleasant, South Carolina. This facility is currently under renovation and will house our operations departments.

        On December 22, 2005, the Bank entered into a land lease for a West Ashley location with the intent of building a branch in 2006. The lease was originated and has an initial twenty-year term. The lease may be extended at the Bank’s option for four additional five-year terms. The lease requires monthly payments of $5,833 for the first five years, which increases 12% every fifth year thereafter. Rent commences on the earlier of 18 months from the lease commencement date noted above or on the date the facility opens for business.

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

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

        Our common stock is not listed on any exchange. However, the stock was approved for quotation on the OTC Bulletin Board under the symbol “TDBK” in November 2005. Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions. Because we were not approved for quotation until November 2005, meaningful stock price data is unavailable for this report. During 2005, management is aware of a few transactions in which our common stock traded in the price range of $8.80 to $11.75 per share. However, management has not ascertained that these transactions are the result of arm’s length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of our common stock.

        As of March 17, 2006, we had approximately 650 shareholders of record.

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Tidelands Bank, to pay dividends to us. As a South Carolina state bank, Tidelands Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital. At December 31, 2005, the bank was prohibited from declaring a dividend because it had an accumulated deficit of approximately $1.3 million.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

        The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Our discussion and analysis for the years ended December 31, 2005, 2004 and 2003 is based on our audited financial statements for such periods. The following discussion describes our results of operations for the year ended December 31, 2005 as compared to December 31, 2004 and also analyzes our financial condition as of December 31, 2005 as compared to December 31, 2004. Since we did not commence banking operations until October 2003, the following discussion is primarily focused on the period following the opening of the bank.

Overview

        We were incorporated in March 2002 to organize and serve as the holding company for Tidelands Bank. Since we opened our bank in October 2003, we have grown total assets to $206.4 million, loans to $179.7 million, and deposits to $174.6 million.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005.

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

Results of Operations

Income Statement Review

Summary

        Our net income was $39,520 and our net loss was $803,415 for the years ended December 31, 2005 and 2004, respectively. Net income before income tax expense was $59,931 for the year ended December 31, 2005 compared to a net loss before income tax benefit of $1.2 million for the year ended December 31, 2004. The $1.3 million increase in net income before tax benefits resulted from increases of $3.6 million in net interest income and $147,000 in other income partially offset by a $1.5 million increase in noninterest expense. Noninterest income increased from $328,000 for the year ended December 31, 2004 to $475,000 for the year ended December 31, 2005. We also recorded provisions for loan losses of $1.5 million and $565,000 for the years ended December 31, 2005 and 2004, respectively.

Net Interest Income

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio is the primary driver of the increase in net interest income. During the year ended December 31, 2005, our loan portfolio increased $124.4 million. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

        Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. At December 31, 2005, loans represented 87.0% of total assets, while securities and federal funds sold represented 8.9% of total assets. While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional capital and deposits are obtained, we also anticipate increasing the size of the investment portfolio.

        The current low interest rate environment by historical measures has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in one location, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn allowed us to focus on growing our loan portfolio. At December 31, 2005, retail deposits represented $117.9 million, or 64.4% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings. Commercial deposits represented $22.1 million, or 12.1% of total funding, borrowings represented $8.1 million, or 4.4% of total funding, and wholesale out-of-market deposits represented $34.9 million, or 19.1% of total funding.

        We have converted our two loan production offices into full service branches, one in the second quarter of 2005 and the other in the fourth quarter of 2005. We are currently constructing permanent facilities in Myrtle Beach and Summerville which we plan to open in early 2007. We plan to focus our efforts at these two locations on obtaining lower cost transaction accounts that are less affected by rising rates. We plan to continue to offer aggressive rates on investment checking accounts and money market accounts. Based on prior experience, we anticipate the majority of these funds to be retained as core deposits. Our goal is to maintain a higher than average percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved; however, we anticipate that the two additional retail deposit offices will assist us in meeting these objectives. We also anticipate the current deposit strategies and the opening of the two new offices will have a dampening effect on earnings in the latter half of 2006 and early 2007. However, we believe that these two strategies will provide additional customers in our new markets and will provide a lower alternative cost of funding in a higher or rising interest rate environment, which we believe will increase earnings in future periods.

        As more fully discussed in the “- Market Risk” and “- Liquidity and Interest Rate Sensitivity” sections below, at December 31, 2005, 89.6% of our loans had variable rates. Given our high percentage of rate-sensitive loans, our primary focus to date has been to obtain short-term liabilities to fund our asset growth. This strategy allows us to manage the impact on our earnings resulting from changes in market interest rates. At December 31, 2005, 96.7% of interest-bearing liabilities reprice within one year.

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

        We intend to maintain a capital level for the bank that exceeds the FDIC requirements to be classified as a “well capitalized” bank. To provide the additional capital needed to support our bank’s growth in assets, during the first quarter of 2005 we borrowed $2.1 million under a short-term holding company line of credit. On March 31, 2005, we completed a private placement of 1,712,000 shares at $9.35 to increase the capital of the bank. Net proceeds from the offering were approximately $14.9 million. Upon closing the transaction, the holding company line of credit was repaid in full. On February 22, 2006, Tidelands Statutory Trust (the “Trust”), a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating proceeds of $8.0 million. The Trust loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

        In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the year ended December 31, 2005 increased because we had more interest-earning assets than interest-bearing liabilities. For the years ended December 31, 2005 and 2004, average interest-earning assets exceeded average interest-bearing liabilities by $22.0 million and $8.9 million, respectively.

        The impact of the Federal Reserve’s recent interest rate increases resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings. The net interest spread and net interest margin increased during the year ended December 31, 2005 as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates began to increase over the period. Our net interest margins for the year ended December 31, 2005 and for the year ended December 31, 2004 were 3.75%, and 3.11%, respectively. We anticipate that additional increases in short-term rates will result in an increase in loan yields, while higher rates on our interest deposits and borrowings will also result in a higher cost of funds to us.

        We have included a number of unaudited tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2005 and 2004. Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the

“Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

     Years Ended December 31, 2005 and 2004

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the two years ended December 31, 2005 and 2004, all investments were taxable. During the same period, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. We have not experienced any nonaccrual loans to date.

	Average Balances, Income and Expenses, and Rates
	For the Year Ended			For the Year Ended
	December 31, 2005			December 31, 2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(in thousands)
Earning assets:
Interest bearing balances	$28	$1	3.72%	$-	$-	0.00%
Federal funds sold	6,416	215	3.36%	5,051	65	1.28%
Investment securities	13,333	632	4.74%	12,888	592	4.60%
Loans receivable	118,531	8,383	7.07%	31,317	1,696	5.42%

Total earning assets	138,308	9,231	6.67%	49,256	2,353	4.78%

Nonearning assets:
Cash and due from banks	1,581			934
Mortgages held for sale	782			468
Premises and equipment	2,221			802
Other assets	1,824			1,015
Allowance for loan losses	(1,438)			(375)

Total nonearning assets	4,970			2,844

Total assets	$143,278			$52,100

Interest-bearing liabilities:

Interest bearing
transactions accounts	$3,285	$41	1.26%	$1,586	$14	0.88%
Savings & money market	69,212	2,504	3.62%	22,634	480	2.12%
Time deposits less than
$100,000	12,982	435	3.35%	5,401	119	2.20%
Time deposits greater
than $100,000	23,315	777	3.33%	4,162	91	2.19%
Other borrowings	7,535	294	3.90%	6,546	116	1.77%

Total interest-bearing
liabilities	116,329	4,051	3.48%	40,329	820	2.03%

Noninterest-bearing
liabilities:
Demand deposits	6,992			3,093
Other liabilities	601			265
Shareholders' equity	19,356			8,413

Total liabilities and
shareholders' equity	$143,278			$52,100

Net interest income		$5,180			$1,533

Net interest spread			3.19%			2.75%

Net interest margin			3.75%			3.11%

        Our net interest spread was 3.19% for the year ended December 31, 2005, compared to 2.75% for the year ended December 31, 2004. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

        The net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin for the year ended December 31, 2005 was 3.75%, compared to 3.11% for the year ended December 31, 2004. During 2005, interest-earning assets averaged $138.3 million, compared to $49.3 million in 2004. During the same periods, average interest-bearing liabilities were $116.3 million and $40.3 million, respectively.

        The net interest spread and net interest margin increased during the year ended December 31, 2005 as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates began to increase over the period.

        Net interest income, the largest component of our income, was $5.2 million and $1.5 million, for the years ended December 31, 2005 and December 31, 2004, respectively. The significant increase in 2005 resulted in the net effect of higher levels of both average earning assets and interest-bearing liabilities and by an increase in the net interest margin.

        The $3.6 million increase in net interest income for the year ended December 31, 2005 compared to the same period in 2004 resulted from a $6.9 million increase in interest income offset by a $3.2 million increase in interest expense. The increases in net interest income were derived by higher average earning assets and interest-bearing liabilities and aided by the higher net interest margin.

        Interest income for the year ended December 31, 2005 was $9.2 million, consisting of $8.4 million on loans, $633,000 on investments and interest bearing balances, and $215,000 on federal funds sold. Interest income for the year ended December 31, 2004 was $2.4 million, consisting of $1.7 million on loans, $592,000 on investments, and $65,000 on federal funds sold. Interest and fees on loans represented 90.8% and 72.1%, respectively, of total interest income for the year ended December 31, 2005, while income from investments and federal funds sold represented 9.2% and 27.9% of total interest income for the year ended December 31, 2004. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 85.7% and 63.6% of average interest-earning assets for the years ended December 31, 2005 and 2004, respectively.

        Interest expense for the year ended December 31, 2005 was $4.1 million, consisting of $3.8 million related to deposits and $294,000 related to other borrowings. Interest expense for the year ended December 31, 2004 was approximately $820,000, consisting of $704,000 related to deposits and $116,000 related to other borrowings. Interest expense on deposits for the years ended December 31, 2005 and 2004 represented 92.8% and 85.8%, respectively, of total interest expense, while interest expense on borrowings represented 7.2% and 14.2%, respectively, of total interest expense. During the year ended December 31, 2005, average interest-bearing liabilities were higher by $76.0 million than for the same period in 2004, while other borrowings averaged $989,000 higher during the year ended December 31, 2004.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended
	December 31, 2005 vs. December 31, 2004
	Increase (Decrease) Due to

	Volume	Rate	Rate/Volume	Total
	(in thousands)
Interest income
Loans	4,723	$519	$1,445	$6,687
Investment securities	20	19	1	40
Federal funds sold	17	105	28	150
Interest bearing balances	-	-	1	1

Total interest income	4,760	643	1,475	6,878

Interest expense
Deposits	1,562	463	1,028	3,053
Other borrowings	18	139	21	178

Total interest expense	1,580	602	1,049	3,231

Net interest income	3,180	$41	$426	$3,647

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “- Balance Sheet Review — Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        Included in the statement of operations for the years ended December 31, 2005 and 2004 is a noncash expense related to the provision for loan losses of $1.5 million and $565,000, respectively. The provision added to our allowance for loan losses in 2005 and in 2004 resulted in a net increase in the allowance for loan losses of $1.5 million for the year ended December 31, 2005 and $565,000 for the year ended December 31, 2004. The allowance for loan losses increased by the entire provision expense for loan losses because we did not incur any net charge-offs. The $1.5 million and the $565,000 increases in the allowance for the years ended December 31, 2005 and 2004, respectively, related to our decision to increase the allowance in response to the $124.4 million and the $45.4 million growth in loans for the years ended December 31, 2005 and 2004, respectively. The allowance for loan losses was $2.2 million and $700,000 as of December 31, 2005 and 2004, respectively. The allowance for loan losses as a percentage of gross loans was 1.25% at December 31, 2005 and 1.27% at December 31, 2004. We had no nonperforming loans at December 31, 2005 and 2004.

Noninterest Income

        The following table sets forth information related to our noninterest income.

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Service fees on deposit accounts	$13	$6	$-
Residential mortgage origination fees	337	262	4
Origination income on mortgage loans sold	62	33	10
Other service fees and commissions	55	23	1
Other	8	4	12

Total noninterest income	$475	$328	$27

        Noninterest income for the year ended December 31, 2005 was approximately $475,000, an increase of $147,000 compared to noninterest income of $328,000 during the same period in 2004. The increase was attributable to an increase in mortgage origination income, other service fees and other income. Residential mortgage origination fees increased approximately $75,000 from 2004.

        Residential mortgage origination fees consist primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party. Residential mortgage origination fees were $337,000 and $262,000 for the years ended December 31, 2005 and 2004, respectively. The additional $75,000 in 2005 related primarily to increased volume in the mortgage department as we expanded this line of business with additional originators. Accordingly, we received $62,000 of origination income on mortgage loans sold in 2005 compared to $33,000 in 2004. We anticipate that the level of mortgage origination fees will decrease if the mortgage refinancing business declines due to higher long term interest rates.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $13,000 and $6,000 for the years ended December 31, 2005 and 2004, respectively. The additional $7,000 of income resulted from the larger number of customer accounts.

        Other service fees, commissions, and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $32,000 to $55,000 for the year ended December 31, 2005.

        Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $8,000 and $4,000 for the years ended December 31, 2005 and 2004, respectively.

Noninterest Expense

        The following table sets forth information related to our noninterest expense.

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Salaries and benefits	$2,309	$1,451	$524
Occupancy	335	224	119
Furniture and equipment expense	265	167	35
Professional fees	238	148	50
Advertising and marketing	125	66	42
Insurance	72	22	40
Data processing and related costs	124	106	9
Telephone	50	14	13
Postage	18	11	8
Office supplies, stationery and printing	93	93	28
Other	422	212	175

Total noninterest expense	$4,051	$2,514	$1,043

        We incurred noninterest expense of $4.1 million for the year ended December 31, 2005 compared to $2.5 million for the year ended December 31, 2004. The $858,000 million increase in salaries and benefits and $98,000 increase in furniture and equipment expense accounted for 62.2% of the $1.5 million increase in noninterest expense for the year ended December 31, 2005 compared to the same period in 2004. The increase was due to additional personnel and facilities to better service our customers. The remaining $581,000 increase resulted primarily from increases of $111,000 in occupancy, $90,000 in professional fees, $59,000 in marketing costs, $50,000 in insurance costs, $18,000 in data processing and related costs, and $253,000 in other expense. A significant portion of the increase in professional fees is related to additional legal, audit and compliance expenses. The increase in marketing expense relates to expanding our market awareness in the Charleston market, while a significant portion of the increase in other expense was due to increased costs of postage, office supplies, and additional staff education and training.

        Salaries and benefits expense was $2.3 million and $1.5 million for the years ended December 31, 2005 and 2004, respectively. Salaries and benefits represented 57.0% and 57.7% of our total noninterest expense for the years ended December 31, 2005 and 2004, respectively. The $858,000 increase in salaries and benefits expense in 2005 compared to 2004 resulted from increases of $571,000 in base compensation, $85,000 in additional incentive compensation, and $202,000 in higher benefits costs. The $571,000 increase in base compensation expense related to the cost of employing seventeen additional employees as well as annual salary increases.

        The following tables set forth information related to our data processing and related costs.

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Data processing costs	$84	$59	$9
ATM transaction expense	6	1	-
Other expenses	34	46	-

Total data processing and related costs	$124	$106	$9

        Data processing and related costs were $124,000 and $106,000 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, our data processing costs for our core processing system were $84,000 compared to $59,000 for the year ended December 31, 2004. We have contracted with an outside computer service company to provide our core data processing services.

        Data processing costs increased $25,000, or 42.4%, for the year ended December 31, 2005 compared to the same period in 2004. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

        Income tax expense was $20,000 for the year ended December 31, 2005. We recorded an income tax benefit of $414,000 in 2004. The income tax benefit is based on an effective tax rate of 34.0%. The decrease relates to the fact that for 2004 the tax benefit recorded was for operating results since the inception of the company in January 2002.

Balance Sheet Review

General

        At December 31, 2005, we had total assets of $206.4 million, consisting principally of $177.4 million in net loans, $1.2 million in loans held for sale, $11.9 million in securities, $6.4 million in federal funds sold, $5.5 million in net premises, furniture and equipment, and $1.9 million in cash and due from banks. Our liabilities at December 31, 2005 totaled $183.3 million, consisting principally of $174.6 million in deposits and $6.5 million in securities sold under agreements to repurchase. At December 31, 2005, our shareholders’ equity was $23.1 million.

Federal Funds Sold

        At December 31, 2005, our $6.4 million in short-term investments in federal funds sold on an overnight basis comprised 3.1% of total assets, compared to $2.4 million, or 3.2% of total assets, at December 31, 2004.

Investments

        At December 31, 2005, the $11.8 million in our available for sale investment securities portfolio represented approximately 5.7% of our total assets. We held U.S. Government agency securities and mortgage-backed securities with a fair value of $11.8 million and an amortized cost of $12.1 million for a net unrealized loss of $275,000. As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

        Contractual maturities and yields on our investments at December 31, 2005 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(in thousands)
Available for Sale:
U.S. Government/
government sponsored
agencies	$-	0.00%	$1,482	5.11%	$-	0.00%	$1,482	5.11%
Mortgage-backed
securities	1,008	3.61%	1,135	4.12%	8,157	4.82%	10,300	4.63%

Total	$1,008	3.61%	$2,617	4.68%	$8,157	4.82%	$11,782	4.69%

        At December 31, 2005, our investments included U.S. government agency bonds issued by the Federal Home Loan Bank, and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association with amortized costs of approximately $1.5 million, $3.8 million, and $6.8 million, respectively.

        Other nonmarketable equity securities at December 31, 2005 consisted of Federal Home Loan Bank stock with a cost of $150,600.

        The amortized costs and the fair value of our investments at December 31, 2005 and 2004 are shown in the following table.

	December 31, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
U.S. Government/government
sponsored agencies	$1,496	$1,482	$1,496	$1,516
Mortgage-backed securities	10,561	10,300	12,701	12,795

Total	$12,057	$11,782	$14,197	$14,311

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2005 and 2004 were $118.5 million and $31.3 million, respectively. Before the allowance for loan losses, total loans outstanding at December 31, 2005 and 2004 were $179.7 million and $55.3 million, respectively.

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

        The following table summarizes the composition of our loan portfolio at December 31, 2005 and 2004.

	December 31, 2005		December 31, 2004
		% of		% of
	Amount	Total	Amount	Total
	(dollars in thousands)
Commercial
Commercial and industrial	$11,360	6.32%	$7,173	12.97%

Real Estate
Mortgage	85,025	47.33%	29,837	53.96%
Construction	81,878	45.57%	16,918	30.60%

Total real estate	166,903	92.90%	46,755	84.56%

Consumer
Consumer	1,708	0.95%	1,509	2.73%
Deferred origination fees, net	(311)	(0.17%)	(146)	(0.26%)

Total gross loans, net of deferred	179,660	100.00%	55,291	100.00%

Less - allowance for loan losses	(2,245)		(700)

Total loans, net	$177,415		$54,591

Maturities and Sensitivity of Loans to Changes in Interest Rates

        The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2005.

		After one
	One year	but within	After five
	or less	five years	years	Total
	(in thousands)

Commercial	$5,743	$5,199	$418	$11,360
Real estate	68,369	84,381	14,153	166,903
Consumer	748	922	38	1,708
Deferred origination fees, net	(127)	(178)	(6)	(311)

Total gross loans, net of	$74,733	$90,324	$14,603	$179,660

Loans maturing after one year with:
Fixed interest rates				$19,946
Floating interest rates				85,165

Total				$105,111

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Periodically, we adjust the amount of the allowance based on changing circumstances. Although we have not incurred any loan losses as of December 31, 2005, we would recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        The following table summarizes the activity related to our allowance for loan losses for the years ended December 31, 2005, 2004 and 2003.

	December 31,
	2005	2004	2003
	(dollars in thousands)
Balance, beginning of year	$700	$135	$-
Net loan losses	-	-	-
Provision for loan losses	1,545	565	135

Balance, end of year	$2,245	$700	$135

Total loans outstanding at end of period	$179,660	$55,291	$9,927
Allowance for loan losses to gross loans	1.25%	1.27%	1.36%
Net charge-offs to average loans	0.00%	0.00%	0.00%

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system that we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

        We did not have any nonperforming assets at December 31, 2005 or 2004. At December 31, 2005 and 2004, the allowance for loan losses was $2,245,000 and $700,000, respectively, or 1.25% and 1.27%, respectively, of outstanding loans.

        At December 31, 2005 and 2004, we did not have any loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. There has not been any foregone interest income on nonaccrual loans.

        As of December 31, 2005, we had five loans with a current principal balance of $1,191,480 on the watch list.

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds. Accordingly, it has become more difficult to attract local deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, primarily through internet sources. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market. We anticipate that the ratio of out-of-market deposits will decline after we open additional retail deposit offices. The amount of out-of-market deposits was $34.9 million, or 20.0% of total deposits, at December 31, 2005.

        We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 102.9% and 91.7% at December 31, 2005 and 2004, respectively.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2005 and 2004.

	December 31, 2005		December 31, 2004
	Average Dollar		Average Dollar
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$6,992	0.00%	$3,093	0.00%
Interest bearing demand deposits	3,285	1.26%	1,586	0.88%
Savings and money market accounts	69,212	3.62%	22,634	2.12%
Time deposits less than $100,000	12,982	3.35%	5,401	2.20%
Time deposits greater than $100,000	23,315	3.33%	4,162	2.19%

Total deposits	$115,786	3.25%	$36,876	1.91%

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $151.2 million and $51.4 million at December 31, 2005 and 2004, respectively. This represented 86.6% and 85.2% of total deposits, respectively.

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2005 and 2004 is as follows:

	December 31, 2005	December 31, 2004
	(in thousands)
Three months or less	$3,447	$1,918
Over three through six months	7,684	760
Over six though twelve months	8,453	3,188
Over twelve months	3,820	3,069

Total	$23,404	$8,935

        The increase in time deposits of $100,000 or more for the year ended December 31, 2005 compared to the same period in 2004 resulted from our funding the growth of the bank with a variety of deposits products and the utilization of deposits that were obtained outside of our primary market.

Borrowings

        The following table outlines our various sources of borrowed funds during the years ended December 31, 2005 and 2004, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
	Ending	Period	Month-end	Average for the Period
	Balance	End Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the year
ended December 31, 2005:
Securities sold under agreement
to repurchase	$6,500	4.66%	$6,500	$6,500	3.69%
Other borrowings	30	3.30%	2,050	304	4.47%
Note payable	1,541	6.25%	1,541	651	5.72%
Federal funds purchased	0	0.00%	937	80	3.41%
At or for the year
ended December 31, 2004:
Securities sold under agreement
to repurchase	$6,500	2.70%	$6,500	$6,500	1.80%
Other borrowings	40	3.30%	50	46	3.30%
Note payable	0	0.00%	0	0	0.00%

Capital Resources

        Total shareholders’ equity was $23.1 million at December 31, 2005 and $8.3 million at December 31, 2004. The increase is attributable to net proceeds of $14.9 million from the issuance of 1,712,000 shares of common stock in the private placement and proceeds from the exercise of stock options of $117,579, less a reduction of $256,520 in the fair value of available for sale securities and net income of $39,520 for the year ended December 31, 2005.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2005 and 2004. Since our inception, we have not paid any cash dividends.

	December 31, 2005	December 31, 2004	December 31, 2003

Return on average assets	0.03%	(1.54%)	(1.30%)
Return on average equity	0.20%	(9.55%)	(3.25%)
Equity to assets ratio	13.51%	16.13%	39.94%

        The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On February 27, 2006, the Federal Reserve approved a new rule expanding the definition of a “small bank holding company.” The new definition will include bank holding companies with less than $500 million in total assets. Bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. The new rule will be effective on March 30, 2006. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

        Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. Our bank is required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

        The following table sets forth the company’s various capital ratios at December 31, 2005 and 2004. For all periods, the company was considered “well capitalized.”

	December 31, 2005	December 31, 2004

Leverage ratio	11.76%	10.13%
Tier 1 risk-based capital ratio	11.02%	11.43%
Total risk-based capital ratio	12.14%	12.53%

        The following table sets forth the bank’s various capital ratios at December 31, 2005 and 2004. For all periods, the bank was considered “well capitalized.”

	December 31, 2005	December 31, 2004

Leverage ratio	11.59%	10.53%
Tier 1 risk-based capital ratio	10.89%	11.06%
Total risk-based capital ratio	12.00%	12.16%

        On February 22, 2006, Tidelands Statutory Trust (the “Trust”), a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating proceeds of $8.0 million. The Trust loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. We do not anticipate that our current capital resources will be sufficient to continue our growth at current rates for the next 15 months. For this reason, we anticipate that we will need to raise capital or some other means within the next 15 months.

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2005, unfunded commitments to extend credit were $51.0 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2005, there were commitments totaling $125,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

        Approximately 89.6% of our loans were variable rate loans at December 31, 2005, and we were asset sensitive during the year ended December 31, 2005. We expect to be asset sensitive during 2006 because substantially all of our loans reprice within the first three months of the year but a majority of our deposits will reprice over a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At December 31, 2005 and 2004, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $8.2 million and $3.8 million, or 4.0% and 5.0% of total assets, respectively. Our available for sale securities at December 31, 2005 and 2004 amounted to $11.9 million and $14.3 million, or 5.8% and 18.9% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $6.0 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and by raising additional capital. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2004 and 2005, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, we maintain four federal funds purchased lines of credit with correspondent banks totaling $16.9 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.

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

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2005, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
	(in thousands)
Interest-earning assets:

Federal funds sold	$6,365	$-	$-	$-	$6,365

Investment securities	467	1,366	4,842	5,107	11,782

Loans	161,597	976	15,877	1,210	179,660

Total earning assets	$168,429	$2,342	$20,719	$6,317	$197,807

Interest-bearing liabilities:

Money market and NOW	$123,300	-	$-	$-	$123,300

Regular savings	104	-	-	-	104

Time deposits	8,570	29,082	5,768	-	43,420

Other borrowings	$6,502	1,547	22	-	8,071

Total interest-bearing liabilities	$138,476	30,629	$5,790	$-	$174,895

Period gap	$29,953	(28,287)	$14,929	$6,317	$22,912

Cumulative gap	$29,953	1,666	$16,595	$22,912	$22,912

Ratio of cumulative gap to
total earning assets	15.14%	0.84%	8.39%	11.58%	11.58%

Item 7:   Financial Statements.

INDEX TO AUDITED FINANCIAL STATEMENTS

TIDELANDS BANCSHARES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tidelands Bancshares, Inc.
Mount Pleasant, South Carolina

We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and its subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidelands Bancshares, Inc., as of December 31, 2005 and 2004 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC

Elliott Davis, LLC
Columbia, South Carolina
February 1, 2006, except Note 22,
as to which the date is February 22, 2006

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2005	2004
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,863,057	$1,328,431
Federal funds sold	6,365,000	2,428,000

Total cash and cash equivalents	8,228,057	3,756,431

Securities available for sale	11,782,299	14,310,612
Nonmarketable equity securities	150,600	56,900

Total securities	11,932,899	14,367,512

Mortgage loans held for sale	1,164,849	664,000
Loans receivable	179,660,168	55,291,260
Less allowance for loan losses	2,245,000	700,000

Loans, net	177,415,168	54,591,260

Premises, furniture and equipment, net	5,517,907	794,697
Accrued interest receivable	905,228	241,896
Other assets	1,250,054	1,141,140

Total assets	$206,414,162	$75,556,936

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$7,823,659	$4,668,244
Interest-bearing transaction accounts	3,386,849	3,319,259
Savings and money market	120,017,845	35,522,437
Time deposits $100,000 and over	23,404,171	8,934,724
Other time deposits	20,015,928	7,854,874

Total deposits	174,648,452	60,299,538

Note payable	1,541,310	-
Securities sold under agreements to repurchase	6,500,000	6,500,000
Other borrowings	29,840	40,439
Accrued interest payable	444,999	139,348
Other liabilities	154,903	268,405

Total liabilities	183,319,504	67,247,730

Commitments and contingencies (Notes 12, 14 and 19)

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized; and 3,044,054 and 1,318,693 shares issued and
outstanding at December 31, 2005 and 2004, respectively	30,441	13,187
Capital surplus	25,098,578	10,113,380
Retained deficit	(1,852,946)	(1,892,466)
Accumulated other comprehensive income (loss)	(181,415)	75,105

Total shareholders' equity	23,094,658	8,309,206

Total liabilities and shareholders' equity	$206,414,162	$75,556,936

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income:
Loans, including fees	$8,382,809	$1,695,982	$63,797
Securities available for sale, taxable	633,291	592,453	62,340
Federal funds sold	215,329	64,875	32,799

Total	9,231,429	2,353,310	158,936

Interest expense:
Time deposits $100,000 and over	777,256	91,162	5,170
Other deposits	2,980,291	612,622	18,155
Other borrowings	293,481	116,141	49,221

Total	4,051,028	819,925	72,546

Net interest income	5,180,401	1,533,385	86,390

Provision for loan losses	1,545,000	565,000	135,000

Net interest income (loss) after
provision for loan losses	3,635,401	968,385	(48,610)

Noninterest income:
Service charges on deposit accounts	13,454	5,846	283
Residential mortgage origination fees	398,577	295,682	13,978
Other service fees and commissions	54,785	23,076	680
Other	8,385	3,726	11,597

Total noninterest income	475,201	328,330	26,538

Noninterest expense:
Salaries and employee benefits	2,309,422	1,450,949	523,542
Net occupancy	335,307	223,935	118,991
Furniture and equipment	264,918	166,856	35,455
Other operating	1,141,024	672,390	364,729

Total noninterest expense	4,050,671	2,514,130	1,042,717

Income (loss) before income taxes	59,931	(1,217,415)	(1,064,789)

Income tax expense (benefit)	20,411	(414,000)	(545,572)

Net income (loss)	$39,520	$(803,415)	$(519,217)

Earnings (losses) per common share
Basic earnings (loss) per share	$0.02	$(0.62)	$(1.33)

Diluted earnings (loss) per share	$0.02	$(0.62)	$(1.33)

Weighted average common shares outstanding
Basic	2,620,990	1,291,821	389,294

Diluted	2,635,446	1,291,821	389,294

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2005, 2004 and 2003

					Accumulated
					other
					compre-
					hensive
	Common Stock		Capital	Retained	income
	Shares	Amount	surplus	deficit	(loss)	Total
Balance, December 31, 2002	10	$-	$100	$(569,834)	$-	$(569,734)

Retirement of stock	(10)		(100)			(100)

Proceeds from sale of stock	1,033,398	10,334	10,323,646			10,333,980

Stock issuance costs			(444,529)			(444,529)

Net loss				(519,217)		(519,217)

Other comprehensive income, net
of taxes of $15,817					30,705	30,705

Comprehensive loss						(488,512)

Balance, December 31, 2003	1,033,398	$10,334	$9,879,117	$(1,089,051)	$30,705	$8,831,105

Proceeds from exercise of stock options	21,556	216	236,900			237,116

Net loss				(803,415)		(803,415)

Other comprehensive income, net
of taxes of $22,872					44,400	44,400

Comprehensive loss						(759,015)

Stock dividend in the form of a 5
for 4 stock split	263,739	2,637	(2,637)			-

Balance, December 31, 2004	1,318,693	13,187	10,113,380	(1,892,466)	75,105	8,309,206

Proceeds from exercise of stock options	13,361	134	117,445			117,579

Net proceeds from issuance of	1,712,000	17,120	14,867,753			14,884,873
common stock

Net income				39,520		39,520

Other comprehensive loss, net
of taxes of $132,146					(256,520)	(256,520)

Comprehensive loss						(217,000)

Balance, December 31, 2005	3,044,054	$30,441	$25,098,578	$(1,852,946)	$(181,415)	$23,094,658

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$39,520	$(803,415)	$(519,217)
Adjustments to reconcile net loss to net cash used by
operating activities:
Provision for loan losses	1,545,000	565,000	135,000
Depreciation and amortization expense	233,219	164,181	35,571
Discount accretion and premium amortization	(15,291)	(5,086)	412
(Increase) decrease in deferred income tax benefit	20,411	(414,000)	(545,573)
Proceeds from sale of residential mortgages	19,251,352	15,168,914	-
Disbursements for residential mortgages held-for-sale	(19,752,201)	(15,832,914)	(1,158,000)
Increase in accrued interest receivable	(663,331)	(187,701)	(54,195)
Increase in accrued interest payable	305,652	124,372	12,926
(Increase) decrease in other assets	2,820	(162,729)	156,759
Increase (decrease) in other liabilities	(113,501)	170,537	(691,256)

Net cash provided (used) by operating activities	853,650	(1,212,841)	(2,627,573)

Cash flows from investing activities:
Purchases of securities available-for-sale	(93,700)	(9,061,598)	(7,019,687)
Calls and maturities of securities available-for-sale	2,154,937	1,740,659	91,584
Net increase in loans receivable	(124,368,908)	(44,406,638)	(9,726,623)
Purchase of premises, furniture and equipment	(4,956,429)	(119,374)	(827,762)

Net cash used by investing activities	(127,264,100)	(51,846,951)	(17,482,488)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing	87,718,411	36,265,472	7,244,468
transaction accounts and savings accounts
Net increase in certificates of deposit and	26,630,502	10,818,777	5,970,821
other time deposits
Proceeds from note payable	3,551,643	-	-
Repayments on note payable	(2,010,333)	-	-
Net increase in securities sold under agreements	-	-	6,500,000
to repurchase
Decrease in other borrowings	(10,599)	(10,228)	-
Issuance of common stock	16,007,200	-	10,333,980
Proceeds from exercise of stock options	117,579	237,116	-
Stock issuance costs	(1,122,327)	-	(444,529)
Retirement of stock	-	-	(100)

Net cash provided by financing activities	130,882,076	47,311,137	29,604,640

Net increase (decrease) in cash and cash equivalents	4,471,626	(5,748,655)	9,494,579

Cash and cash equivalents, beginning of period	3,756,431	9,505,086	10,507

Cash and cash equivalents, end of period	$8,228,057	$3,756,431	$9,505,086

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Tidelands Bancshares, Inc. (the Company) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the Bank). The Company operated as a development stage company from January 31, 2002 to October 5, 2003. Tidelands Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley and Horry Counties in South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Concentrations of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Charleston metropolitan area, which includes Charleston, Dorchester, Berkeley and Horry counties, and additional markets along the South Carolina coast. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

The Company’s investment portfolio consists principally of obligations of the United States and its agencies or its corporations. In the opinion of Management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

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

Nonmarketable Equity Securities – Nonmarketable equity securities include the cost of the Company’s investment in the stock of Federal Home Loan Bank. The stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2005 and 2004, the Company’s investment in Federal Home Loan Bank stock was $150,600 and $56,900, respectively. Dividends received on this stock is included as interest income on securities available for sale.

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

Under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for the Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are subject to this criteria except for “smaller balance homogeneous loans that are collectively evaluated for impairment” and loans “measured at fair value or at the lower of cost or fair value.” The Company considers its consumer installment portfolio, credit card loans, and home equity lines as such exceptions. Therefore, the real estate and commercial loan portfolios are primarily affected by these statements.

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged to bad debt expense with a corresponding entry to the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due. There were no impaired loans as of December 31, 2005 or 2004.

Allowance for Loan Losses — An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Since there is no prior loan loss history, management has elected to maintain the allowance for loan losses at approximately 1.25% of gross loans. Management believes this percentage is consistent with the industry and the market in which the Bank operates. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

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

Premises, Furniture and Equipment – Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 10 years and buildings of 40 years. Leasehold improvements are amortized over the life of the leases, which range from 1 to 10 years. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Securities Sold Under Agreements to Repurchase – The Bank enters into sales of securities under agreements to repurchase. Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

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

Advertising Expense – Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $102,722, $50,411 and $46,004, were included in the Company’s results of operations for 2005, 2004 and 2003, respectively.

Retirement Plan – The Company has a 401(k) profit sharing plan, which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. At its discretion, the Bank can make matching contributions of $.25 for every dollar contributed up to 6% of the participants’ annual compensation. Expenses charged to earnings for the 401(k) profit sharing plan were approximately $14,902 and $9,319 in 2005 and 2004, respectively. There were no expenses associated with the Plan in 2003.

Earnings (Loss) Per Share – Basic earnings (loss) per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. At December 31, 2003, the Company had no instruments considered common stock equivalents. Losses per share have been restated to reflect the five for four stock split.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

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

The components of other comprehensive income and related tax effects are as follows:

	Year ended December 31,
	2005	2004	2003
Unrealized gains (losses) on securities	$(388,666)	$67,272	$46,522
available-for-sale
Reclassification adjustment for gains
realized in net income	-	-	-

Net unrealized gains (losses) on securities	(388,666)	67,272	46,522
Tax effect	132,146	(22,872)	(15,817)

Net-of-tax amount	$(256,520)	$44,400	$30,705

Statements of Cash Flows – For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $3,745,377, $695,533 and $36,045 for the years ended December 31, 2005, 2004 and 2003, respectively.

There were no income tax payments during the years ended December 31, 2005, 2004 and 2003.

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

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006. The Company has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will result in additional charges to earnings of approximately $87,185 in 2006.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No.107 to provide guidance regarding the application of SFAS No.123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Recent Accounting Pronouncements (continued) — of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R).

        In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003.

The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position (“FSP”) on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FAS 124-1—“The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This final guidance eliminated paragraphs10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Company) and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the impact that the adoption of FSP FAS 115-1 and FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.” The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity’s exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including “information about the (shared) activity, region, or economic characteristic that identifies the concentration.” The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to: borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios.

This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. The Company adopted this disclosure standard effective December 31, 2005.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Recent Accounting Pronouncements (continued) – Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Risks and Uncertainties – In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Reclassifications – Certain captions and amounts in the 2003 and 2004 financial statements were reclassified to conform to the 2005 presentation.

Stock-Based Compensation – The Company adopted a stock-based employee compensation plan in 2004 which is further described in Note 9. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31,
	2005	2004	2003
Net income (loss), as reported	$39,520	$(803,415)	$(519,217)
Deduct, Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects
	(117,245)	(122,121)	-

Pro forma net income (loss)	$(77,725)	$(925,536)	$(519,217)

Earnings (loss) per share:
Basic - as reported	$0.02	$(0.62)	$(1.33)

Basic - pro forma	$(0.03)	$(0.72)	$(1.33)

Diluted - as reported	$0.02	$(0.62)	$(1.33)

Diluted - pro forma	$(0.03)	$(0.72)	$(1.33)

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

NOTE 2 – CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions. At December 31, 2005 and 2004, the requirement was met by the cash balance in the vault.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2005
U.S. agency securities	$1,496,229	$-	$14,042	$1,482,187
Mortgage-backed securities	10,560,941	19	260,848	10,300,112

Total	$12,057,170	$19	$274,890	$11,782,299

December 31, 2004
U.S. agency securities	$1,495,560	$20,378	$-	$1,515,938
Mortgage-backed securities	12,701,257	148,360	54,943	12,794,674

Total	$14,196,817	$168,738	$4,943	$14,310,612

There were no sales of securities in 2005, 2004 or 2003.

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

At December 31, 2005 and 2004, investment securities with a book value of $6,155,522 and $5,974,406 and a market value of $5,995,117 and $6,036,239, respectively, were pledged as collateral for the securities sold under agreements to repurchase.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

Securities available-for-sale:

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
U.S. government agencies	$1,482,187	$14,042	$-	$-	$1,482,187	$14,042
Mortgage-backed securities	4,865,383	111,663	3,269,648	149,185	8,135,031	260,848

	$6,347,570	$125,705	$3,269,648	$149,185	$9,617,218	$274,890

Securities classified as available-for-sale are recorded at fair market value. Approximately 54.27% of the unrelated losses, or three securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

NOTE 4 – LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

	December 31,
	2005	2004
Real estate - construction	$81,877,706	$16,918,486
Real estate - mortgage	85,025,130	29,837,287
Commercial and industrial	11,360,229	7,173,062
Consumer and other	1,708,116	1,508,673
Deferred loan fees, net	(311,013)	(146,248)

Total loans receivable, gross	179,660,168	55,291,260
Less allowance for loan loss	2,245,000	700,000

Total loans receivable, net	$177,415,168	$54,591,260

The composition of gross loans by rate type is as follows:

	December 31,
	2005	2004
Variable Rate Loans	160,949,770	$50,050,635
Fixed Rate Loans	18,710,398	5,240,625

Total gross loans	179,660,168	$55,291,260

Transactions in the allowance for loan losses during 2005, 2004 and 2003 are summarized below:

	2005	2004	2003
Balance, beginning of year	$700,000	$135,000	$-
Provision charged to operations	1,545,000	565,000	135,000

Balance, end of year	$2,245,000	$700,000	$135,000

Gross loans outstanding, end of period	$179,660,168	$55,291,260	$9,926,623

The allowance for loan losses, as a percent of gross loans outstanding, was 1.25%, 1.27% and 1.36% at December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the Bank had no loans in nonaccrual status. Furthermore, there were no loans contractually past due ninety days or more and still accruing interest at December 31, 2005 or 2004.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

NOTE 5 – PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2005	2004
Land and land improvements	$2,970,884	$31,585
Building and leasehold improvements	1,838,294	256,829
Furniture and equipment	869,459	502,204
Software	230,989	203,831
Construction in progress	41,252	-

Total	5,950,878	994,449
Less, accumulated depreciation	432,971	199,752

Premises, furniture and equipment, net	$5,517,907	$794,697

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $218,624, $159,600 and $31,071, respectively.

NOTE 6 – DEPOSITS

At December 31, 2005, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Within one year	$37,652,226
After one through two years	5,688,021
Greater than two years	79,852

Total	$43,420,099

NOTE 7 – SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2005 and 2004:

	2005	2004
Amount outstanding at year end	$6,500,000	$6,500,000
Average amount outstanding during year	6,500,000	6,500,000
Maximum outstanding at any month-end	6,500,000	6,500,000
Weighted average rate paid at year-end	4.66%	2.70%
Weighted average rate paid during the year	3.69%	1.80%

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amounts of securities underlying the agreements are book entry securities. U.S. Government agency securities with book values of $6,155,522 and $5,974,406 and fair values of $5,995,117 and $6,036,239 at December 31, 2005 and 2004, respectively, are used as collateral for the agreements.

NOTE 8 – NOTE PAYABLE

On February 3, 2005, the Company executed a note with Nexity Bank to borrow $2,100,000. Proceeds from the note were used to provide capital to the Bank. The note was paid off on April 4, 2005.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

On July 12, 2005, the Company executed a note with Nexity Bank to borrow $1,680,000. The principal balance is due on July 12, 2006. Interest is based on the prime rate minus 100 basis points (6.25% at December 31, 2005) and is payable monthly. Proceeds from the note were used to purchase property for future branch use.

NOTE 9 – STOCK COMPENSATION PLANS

On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase twenty percent of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company. The plan was amended during 2005 to provide for the designation of an additional 348,997 shares as incentive stock options. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant. The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire, unexercised or are canceled become available for reissuance. Options have been adjusted for the five for four stock split in 2004.

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants:

	2005	2004
Dividend yield	0.00%	0.00%
Expected volatility	9.04%	10.88%
Risk-free interest rate	4.26%	3.47%
Expected life	6.18	4.92

The weighted-average fair value of options, calculated using the binomial option valuation model, granted during 2005 is $2.36 and $2.07 for options granted in 2004.

A summary of the status of the Company’s stock option plan as of December 31, 2005 and 2004 is presented below:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	202,943	$8.80	-	$-
Granted	57,375	9.72	230,200	8.80
Exercised	(13,361)	8.80	(26,945)	8.80
Cancelled	(1,338)	8.80	(312)	8.80

Outstanding at end of year	245,619	$9.01	202,943	$8.80

Options exercisable at year-end	105,591		35,973

Shares available for grant	322,886		28,462

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

The following table summarizes information about the stock options outstanding under the Company’s plans at December 31, 2005:

	Options Outstanding			Options Exercisable

	Weighted	Weighted	Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/05	Contractual Life	Price	at 12/31/05	Price
$8.80 to $9.00	197,619	8.56 years	$8.80	86,091	$8.80
$9.01 to $10.00	48,000	9.83 years	$9.90	19,500	$10.00

	245,619	8.80 years	$9.01	105,591	$9.02

NOTE 10 – OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2005, 2004 and 2003 are summarized below:

	2005	2004	2003
Professional fees	$238,132	$147,821	$50,375
Telephone expenses	50,307	13,998	12,777
Office supplies, stationery, and printing	93,372	92,879	27,762
Insurance	72,388	21,747	40,079
Postage	17,732	11,074	8,021
Data processing	124,004	106,460	9,258
Other	545,089	278,411	216,457

Total	$1,141,024	$672,390	$364,729

NOTE 11 — INCOME TAXES

For the years ended December 31, 2005, 2004 and 2003 income tax expense consisted of the following:

	2005	2004	2003
Current portion Federal	$90,171	$-	$-
State	2,150	-	-

Total current	92,321	-	-

Deferred income taxes	(71,910)	(414,000)	(545,572)

Income tax expense (benefit)	$20,411	$(414,000)	$(545,572)

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2005	2004	2003
Deferred tax assets:
Allowance for loan losses	$748,950	$231,229	$44,412
Net operating loss carryforward	-	483,996	343,261
Organization and start-up costs	239,970	331,556	277,096
Loan fees and costs	105,745	49,724	-
Unrealized loss on securities available for sale	93,457	-	-
Other	19,888	5,027	-

Total deferred tax assets	1,208,010	1,101,532	664,769

Deferred tax liabilities:
Accumulated depreciation	79,146	97,933	103,380
Prepaid expenses	37,278	-	-
Unrealized gain on securities available for sale	-	38,690	15,817

Total deferred tax liabilities	116,424	136,623	119,197

Net deferred tax asset	$1,091,586	$964,909	$545,572

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2005 and 2004, management believes it will fully realize 100% of the Company’s deferred tax asset.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2005, 2004 and 2003 to income before income taxes follows:

	2005	2004	2003
Tax expense (benefit) at statutory rate	$20,377	$(413,921)	$(537,657)
State income tax, net of federal income tax effect	1,419	(23,861)	(7,915)
Other	(1,385)	23,782	-

Income tax benefit	$20,411	$(414,000)	$(545,572)

NOTE 12 – LEASES

The Bank renegotiated its lease agreement for its main branch location in 2004. The lease was originated on March 29, 2004 and has an initial ten-year term. The lease requires monthly payments of $14,840 for the first three years, increased nine percent in year four and three percent every year thereafter. The lease is renewable at the bank’s option for two five-year terms. Rental expense on this facility was $178,076, $157,257 and $91,666 for the years ended December 31, 2005, 2004, and 2003, respectively.

The Bank also leases a building for its Summerville branch location. The lease was originated on September 7, 2004 and has an initial one-year term. The lease is now on a month-to-month basis. The lease requires monthly payments $3,303 per month. Rental expense under this operating lease agreement was $42,390 and $13,213 for the year ended December 31, 2005 and 2004, respectively.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

The Bank also leases a building for its Myrtle Beach branch location. The lease was originated on February 10, 2005 and has an initial two-year term. The lease may be extended at the Bank’s option for an additional 12 month term. The lease requires monthly payments $1,967 per month. Rental expense under this operating lease agreement was $22,367 for the year ended December 31, 2005.

The Bank has entered into a land lease for a West Ashley location with the intent of building a branch in 2006. The lease was originated on December 22, 2005 and has an initial twenty-year term. The lease may be extended at the Bank’s option for four additional five-year terms. The lease requires monthly payments of $5,833 for the first five years, increased twelve percent every fifth year thereafter. Rent commences on the earlier of eighteen months from the lease commencement date noted above or on the date the facility opens for business. There was no rental expense associated with this lease during 2005.

Future minimum lease payments under these operating leases are summarized as follows:

2006	$201,680
2007	262,064
2008	268,471
2009	274,425
2010	280,557
Thereafter	2,121,044

$3,408,241

NOTE 13 – RELATED PARTY TRANSACTIONS

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

Related party loan transactions for the years ended December 31, 2005 and 2004 are summarized below:

	December 31,
	2005	2004
Balance, beginning of year	$2,677,283	$1,628,047
New loans	2,766,604	1,965,866
Less loan payments	476,785	916,630

Balance, end of year	$4,967,102	$2,677,283

Deposits from directors and executive officers and their related interests totaled $501,430 and $389,129, at December 31, 2005 and 2004, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

NOTE 15 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. There was no dilution in 2004 and 2003, therefore, basic loss per share and diluted earnings per share were the same.

Basic and diluted earnings (loss) per share are computed below:

	Year ended December 31,
	2005	2004	2003
Basic earnings (loss) per share computation:
Net income (loss) available to common shareholders	$39,520	$(803,415)	$(519,217)

Average common shares outstanding - basic	2,620,990	1,291,821	389,294

Basic net income (loss) per share	$0.02	$(0.62)	$(1.33)

Diluted earnings (loss) per share computation:
Net income (loss) available to common shareholders	$39,520	$(803,415)	$(519,217)

Average common shares outstanding - basic	2,620,990	1,291,821	389,294
Incremental shares from assumed conversions:
Stock options	14,456	-	-

Average common shares outstanding - diluted	2,635,446	1,291,821	389,294

Diluted earnings (loss) per share	$0.02	$(0.62)	$(1.33)

NOTE 16 – REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Company’s or Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

The Company and Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 2005 and 2004, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at December 31, 2005 and 2004.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total capital (to risk-weighted assets)	$24,488,000	12.14%	$16,143,040	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	22,243,000	11.02%	8,071,520	4.00%	N/A	N/A
Tier 1 capital (to average assets)	22,243,000	11.76%	7,567,880	4.00%	N/A	N/A
December 31, 2004
Total capital (to risk-weighted assets)	$8,013,000	12.53%	$5,116,880	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	7,313,000	11.43%	2,558,440	4.00%	N/A	N/A
Tier 1 capital (to average assets)	7,313,000	10.13%	2,886,480	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2005 and 2004.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total capital (to risk-weighted assets)	$24,183,000	12.00%	$16,119,120	8.00%	$20,148,900	10.00%
Tier 1 capital (to risk-weighted assets)	21,938,000	10.89%	8,059,560	4.00%	12,089,340	6.00%
Tier 1 capital (to average assets)	21,938,000	11.59%	7,569,900	4.00%	9,462,380	5.00%
December 31, 2004
Total capital (to risk-weighted assets)	$7,741,000	12.16%	$5,093,680	8.00%	$6,367,100	10.00%
Tier 1 capital (to risk-weighted assets)	7,041,000	11.06%	2,546,840	4.00%	3,820,260	6.00%
Tier 1 capital (to average assets)	7,041,000	10.53%	2,675,520	4.00%	3,344,400	5.00%

NOTE 17 – UNUSED LINES OF CREDIT

As of December 31, 2005, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $16,900,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes.

NOTE 18 – SHAREHOLDERS’ EQUITY

Stock Offering – On March 30, 2005, the Company closed on a secondary stock offering whereby 1,712,000 shares of the Company’s stock were issued at $9.35 per share. Net proceeds after deducting underwriter discounts and expenses were $14.9 million. Proceeds from the offering will be used to support the growth of the Company.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Stock Dividends — On December 13, 2004, the Board of Directors declared a stock dividend in the effect of a five for four stock dividend payable on January 18, 2005, to shareholders of record at January 4, 2005. As a result of the stock dividend, 263,739 shares were issued. The financial statements as of December 31, 2004 and 2003 were adjusted to reflect such transaction. All per share amounts have been adjusted to reflect this dividend.

Restrictions on Dividends – South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to Tidelands Bancshares, Inc. are payable only from the undivided profits of the Bank. At December 31, 2005, the Bank had negative undivided profits. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

NOTE 19 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth in thousands the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2005.

Amount
Commitments to extend credit	$50,993,526
Standby letters of credit	125,000

Total	$51,118,526

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Securities – The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Mortgage Loans Held for Sale – The carrying value for mortgage loans held for sale is a reasonable estimate for fair value considering the short time these loans are carried on the books. Management determined that only minor fluctuations occurred in fixed rate mortgage loans available for sale; therefore the carrying amount approximates fair value.

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

Note Payable – The carrying amounts of variable rate notes are reasonable estimates of fair value because they can be repriced frequently.

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

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS — continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$1,863,057	$1,863,057	$1,328,431	$1,328,431
Federal funds sold	6,365,000	6,365,000	2,428,000	2,428,000
Securities available-for-sale	11,782,299	11,782,299	14,310,612	14,310,612
Mortgage loans held for sale	1,164,849	1,164,849	664,000	664,000
Nonmarketable equity securities	150,600	150,600	56,900	56,900
Loans receivable	179,660,168	181,301,680	55,291,260	55,248,000
Accrued interest receivable	905,228	905,288	241,896	241,896
Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	$131,228,353	$131,228,353	$43,509,940	$43,509,940
Certificates of deposit and other
time deposits	43,420,099	43,269,000	16,789,598	16,718,000
Note payable	1,541,310	1,541,310	-	-
Securities sold under agreements
to repurchase	6,500,000	6,500,000	6,500,000	6,500,000
Accrued interest payable	444,999	444,999	139,348	139,348

	Notational	Estimated	Notational	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$50,993,526	-	$16,766,499	-
Letters of credit	125,000	-	538,750	-

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

NOTE 21 – TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Tidelands Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2005	2004
Assets
Cash	$305,019	$243,177
Due from banking subsidiary	-	30,000
Investment in banking subsidiary	22,490,906	7,741,496
Other assets	298,733	294,533

Total assets	$23,094,658	$8,309,206

Liabilities and shareholders’ equity
Shareholders' equity	$23,094,658	$8,309,206

Total liabilities and shareholders' equity	$23,094,658	$8,309,206

Condensed Statements of Operations

	For the years ended December 31,
	2005	2004	2003
Income	$-	$-	$375
Expenses
Other expenses	12,447	-	296,815

Income (loss) before income taxes and equity in
undistributed earnings of banking subsidiary	(12,447)	-	(296,440)
Income tax benefit	(4,200)	-	(294,533)
Equity in undistributed losses of banking subsidiary	47,767	(803,415)	(517,310)

Net income (loss)	$39,520	$(803,415)	$(519,217)

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

NOTE 21 – TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY) – continued

Condensed Statements of Cash Flows

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$39,520	$(803,415)	$(519,217)
Adjustments to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in other assets	(4,200)	-	(62,932)
Equity in undistributed income (losses) of subsidiary	(47,767)	803,415	274,804
Pre-opening expenses transferred to the Bank	-	-	242,506
Decrease (increase) in other liabilities	-	-	(130,077)
Decrease in due from subsidiary	30,000	-	-
Net cash used by operating activities	17,553	-	(194,916)
Cash flows from investing activities:
Purchase of Bank stock	(14,905,000)	-	(8,750,000)
Transfer of capital to the bank	(53,163)	(237,116)	-

Net cash used by operating activities	(14,958,163)	(237,116)	(8,750,000)

Cash flows from financing activities:
Proceeds from notes payable	2,010,333	-	-
Repayments on notes payable	(2,010,333)	-	(711,765)
Issuance of common stock	16,007,200	-	10,333,980
Stock issuance costs	(1,122,327)	-	(444,529)
Retirement of stock	-	-	(100)
Proceeds from exercise of stock options	117,579	237,116	-

Net cash provided by financing activities	15,002,452	237,116	9,177,586

Net increase in cash and cash equivalents	61,842	-	232,670

Cash and cash equivalents, beginning of period	243,177	243,177	10,507

Cash and cash equivalents, end of period	$305,019	$243,177	$243,177

NOTE 22 –SUBSEQUENT EVENT

On February 22, 2006, Tidelands Statutory Trust (the “Trust”), a non-consolidated subsidiary of the Company, issued and sold floating rate capital securities of the trust (the “Capital Securities”), generating proceeds of $8.0 million. The Trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

The Capital Securities in the transaction accrue and pay distributions annually at a rate per annum equal to the three-month LIBOR plus 138 basis points, which was 5.92% at December 31, 2005. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

The Capital Securities mature or are mandatorily redeemable upon maturity on February 22, 2036 and or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after February 22, 2009. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.   Other Information

None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 15, 2006.

Item 10.   Executive Compensation.

        Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 15, 2006.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 15, 2006.

Item 12.   Certain Relationships and Related Transactions.

        Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 15, 2006.

Item 13.   Exhibits.

3.1.	Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

3.2.	Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.1.	See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.‘s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.1	Lease Agreement between Savings Associates and Tidelands Bank. (incorporated by reference as Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC for the period ended December 31, 2004, File No. 000-50707).

10.2	Amended and Restated Employment Agreement between Tidelands Bancshares, Inc. and Robert H. Mathewes. (incorporated by reference as Exhibit 10.9 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).*

10.3	Employment Agreement between Tidelands Bancshares, Inc. and Robert E. Coffee, Jr. (incorporated by reference as Exhibit 10.10 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).*

10.4	Employment Agreement between Tidelands Bancshares, Inc. and Alan W. Jackson (incorporated by reference as Exhibit 10.2 to the Company's Form 10-QSB for the period ended September 30, 2003).*

10.5	Tidelands Bancshares, Inc. 2004 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2003).*

10.6	Intercept Master Agreement for Provision of Hardware with Tidelands Bank dated July 30, 2003 (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2003).

10.7	Amended and Restated Declaration of Trust among Tidelands Bancshares, Inc., as Depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein, including exhibits containing the related forms of the Tidelands Statutory Trust I Common Securities Certificate and the Preferred Securities Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 29, 2006).

10.8	Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 29, 2006).

10.9	Agreement for Purchase and Sale between Park West Development, Inc. and Tidelands Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on August 15, 2005).

10.10	Agreement to Buy and Sell Real Estate between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB filed on August 15, 2005).

10.11	Addendum I to Agreement to Buy and Sell between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB filed on August 15, 2005).

21.1	Subsidiaries of the Company.

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.   Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 15, 2006.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: March 20, 2006	By: /s/ Robert E. Coffee, Jr.
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

Signature Title Date

Signature	Title	Date

/s/ Michael W. Burrell Michael W. Burrell	Director	March 20, 2006

/s/ John N. Cagle, III, DMD John N. Cagle, III, DMD	Director	March 20, 2006

____________________ Alan D. Clemmons	Director

/s/ Robert E. Coffee, Jr. Robert E. Coffee, Jr.	Director, President, and Chief Executive Officer	March 20, 2006

/s/ Richard L. Granger Richard L. Granger	Director	March 20, 2006

/s/ Alan W. Jackson Alan W. Jackson	Principal Accounting and Chief Financial Officer	March 20, 2006

/s/ Barry I. Kalinsky Barry I. Kalinsky	Director, Chairman	March 20, 2006

/s/ Morris Kalinsky Morris Kalinsky	Director	March 20, 2006

/s/ Paul J. Kerwin, DVM Paul J. Kerwin, DVM	Director	March 20, 2006

/s/ John T. Parker, Jr. John T. Parker, Jr.	Director	March 20, 2006

____________________ Tanya D. Robinson	Director

Exhibit List

Item 13. Exhibits –

3.1.	Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

3.2.	Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.1.	See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.‘s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.1	Lease Agreement between Savings Associates and Tidelands Bank. (incorporated by reference as Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC for the period ended December 31, 2004, File No. 000-50707).

10.2	Amended and Restated Employment Agreement between Tidelands Bancshares, Inc. and Robert H. Mathewes. (incorporated by reference as Exhibit 10.9 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).*

10.3	Employment Agreement between Tidelands Bancshares, Inc. and Robert E. Coffee, Jr. (incorporated by reference as Exhibit 10.10 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).*

10.4	Employment Agreement between Tidelands Bancshares, Inc. and Alan W. Jackson (incorporated by reference as Exhibit 10.2 to the Company's Form 10-QSB for the period ended September 30, 2003).*

10.5	Tidelands Bancshares, Inc. 2004 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2003).*

10.6	Intercept Master Agreement for Provision of Hardware with Tidelands Bank dated July 30, 2003 (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2003).

10.7	Amended and Restated Declaration of Trust among Tidelands Bancshares, Inc., as Depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein, including exhibits containing the related forms of the Tidelands Statutory Trust I Common Securities Certificate and the Preferred Securities Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 29, 2006).

10.8	Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 29, 2006).

10.9	Agreement for Purchase and Sale between Park West Development, Inc. and Tidelands Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on August 15, 2005).

10.10	Agreement to Buy and Sell Real Estate between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB filed on August 15, 2005).

10.11	Addendum I to Agreement to Buy and Sell between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB filed on August 15, 2005).

21.1	Subsidiaries of the Company.

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.