Form 10QSB
period 2006-03-31
TIDELANDS BANCSHARES INC
filed 2006-05-15
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

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
3,045,675 shares of common stock, $.01 par value per share, on April 30, 2006

Transitional Small Business Disclosure Format (check one):   Yes       No X

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - March 31, 2006 and December 31, 2005	3

Consolidated Statements of Operations- Three months ended March 31, 2006 and 2005	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income –
three months ended March 31, 2006 and 2005	5

Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005	6

Notes to Consolidated Financial Statements	7-16

Item 2. Management’s Discussion and Analysis or Plan of Operation	17-33

Item 3. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 6. Exhibits	34

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1.   Financial Statements

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2006	2005
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,750,432	$1,863,057
Federal funds sold	4,618,000	6,365,000

Total cash and cash equivalents	6,368,432	8,228,057

Securities available for sale	13,364,190	11,782,299
Nonmarketable equity securities	462,100	150,600

Total securities	13,826,290	11,932,899

Mortgage loans held for sale	1,120,750	1,164,849
Loans receivable	218,213,695	179,660,168
Less allowance for loan losses	2,729,000	2,245,000

Loans, net	215,484,695	177,415,168

Premises, furniture and equipment, net	5,602,989	5,517,907
Accrued interest receivable	1,032,223	905,228
Other assets	1,387,525	1,250,054

Total assets	$244,822,904	$206,414,162

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$10,471,714	$7,823,659
Interest-bearing transaction accounts	2,938,531	3,386,849
Savings and money market	125,472,596	120,017,845
Time deposits $100,000 and over	31,166,827	23,404,171
Other time deposits	34,164,784	20,015,928

Total deposits	204,214,452	174,648,452

Note payable	1,565,939	1,541,310
Securities sold under agreements to repurchase	6,500,000	6,500,000
Junior subordinated debentures	8,248,000	-
Other borrowings	27,144	29,840
Accrued interest payable	551,245	444,999
Other liabilities	261,248	154,903

Total liabilities	221,368,028	183,319,504

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized; 3,045,555 and 3,044,054 shares issued and
outstanding at March 31, 2006 and December 31, 2005,
respectively	30,456	30,441
Capital surplus	25,144,409	25,098,578
Retained deficit	(1,499,977)	(1,852,946)
Accumulated other comprehensive income (loss)	(220,012)	(181,415)

Total shareholders' equity	23,454,876	23,094,658

Total liabilities and shareholders' equity	$244,822,904	$206,414,162

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
For the three months ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Interest income:
Loans, including fees	$3,983,088	$1,038,203
Securities available for sale, taxable	142,374	164,138
Federal funds sold	49,186	25,473
Interest-bearing balances	195	495

Total	4,174,843	1,228,309

Interest expense:
Time deposits $100,000 and over	255,405	135,738
Other deposits	1,598,667	299,191
Other borrowings	157,885	58,004

Total	2,011,957	492,933

Net interest income	2,162,886	735,376

Provision for loan losses	484,000	372,000

Net interest income after
provision for loan losses	1,678,886	363,376

Noninterest income:
Service charges on deposit accounts	5,021	2,701
Residential mortgage origination income	182,699	69,060
Other service fees and commissions	24,986	10,046
Other	1,752	1,154

Total noninterest income	214,458	82,961

Noninterest expense:
Salaries and employee benefits	839,825	490,276
Net occupancy	76,270	75,269
Furniture and equipment	68,424	55,526
Other operating	373,556	223,255

Total noninterest expense	1,358,075	844,326

Income (loss) before income taxes	535,269	(397,989)
Income tax expense (benefit)	182,300	(134,900)

Net income (loss)	$352,969	$(263,089)

Earnings (loss) per common share
Basic earnings (loss) per share	$.12	$(0.20)

Diluted earnings (loss) per share	$.11	$(0.20)

Weighted average common shares outstanding
Basic	3,044,237	1,343,387

Diluted	3,094,847	1,343,387

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the three months ended March 31, 2006 and 2005
(Unaudited)

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income (loss)	Total

Balance, December 31, 2004	1,318,693	$13,187	$10,113,380	$(1,892,466)	$75,105	$8,309,206

Proceeds from exercise of stock
options	6,041	60	53,102			53,162

Net proceeds from issuance of
common stock	1,712,000	17,120	14,867,753			14,884,873

Net loss				(263,089)		(263,089)

Other comprehensive loss, net of
taxes of $85,924					(166,793)	(166,793)

Comprehensive loss						(429,882)

Balance, March 31, 2005	3,036,734	$30,367	$25,034,235	$(2,155,555)	$(91,688)	$22,817,359

Balance, December 31, 2005	3,044,054	$30,441	$25,098,578	$(1,852,946)	$(181,415)	$23,094,658

Proceeds from exercise of stock
options	1,501	15	14,994			15,009

Stock based compensation expense			30,837			30,837

Net income				352,969		352,969

Other comprehensive loss, net of
taxes of $19,883					(38,597)	(38,597)

Comprehensive income						314,372

Balance, March 31, 2006	3,045,555	$30,456	$25,144,409	$(1,499,977)	$(220,012)	$23,454,876

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the three months ended March 31, 2006 and 2005

(Unaudited)

	For the three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$352,969	$(263,089)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	484,000	372,000
Depreciation and amortization expense	70,378	49,364
Discount accretion and premium amortization	(2,063)	(819)
Stock based compensation expense	30,837	-
(Increase) decrease in deferred income tax benefit	156,444	(134,900)
Proceeds from sale of residential mortgages	11,650,807	3,477,618
Disbursements for residential mortgages held-for-sale	(11,606,708)	(4,051,618)
Increase in accrued interest receivable	(126,996)	(99,391)
Increase in accrued interest payable	106,245	54,957
Increase in other assets	(273,285)	(10,955)
Increase in other liabilities	106,345	116,916

Net cash provided (used) by operating activities	948,973	(489,917)

Cash flows from investing activities:
Purchases of securities available-for-sale	(2,307,437)	(93,700)
Calls and maturities of securities available-for-sale	356,883	377,331
Net increase in loans receivable	(38,553,526)	(30,467,889)
Purchase of premises, furniture and equipment	(155,460)	(188,186)

Net cash used by investing activities	(40,659,540)	(30,372,444)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	7,654,488	3,722,180
Net increase in certificates of deposit and
other time deposits	21,911,512	14,686,734
Increase in other borrowings	21,933	2,007,696
Proceeds from junior subordinated debentures	8,248,000	-
Proceeds from issuance of common stock, net	-	14,884,873
Proceeds from exercise of stock options	15,009	53,162

Net cash provided by financing activities	37,850,942	35,354,645

Net increase (decrease) in cash and cash equivalents	(1,859,625)	4,492,284

Cash and cash equivalents, beginning of period	8,228,057	3,756,431

Cash and cash equivalents, end of period	$6,368,432	$8,248,715

Cash paid during the period for:
Income taxes	$-	$-

Interest	$1,905,712	$437,976

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2006 and for the interim periods ended March 31, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2005 Annual Report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Tidelands Bancshares, Inc. (the Company) was incorporated on March 27, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the Bank). The Company operated as a development stage company from January 31, 2002 to October 5, 2003. Tidelands Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley and Horry Counties in South Carolina.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Charleston and Myrtle Beach metropolitan areas, which includes Charleston, Dorchester, Berkeley and Horry counties, and additional markets along the South Carolina coast. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

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

Nonmarketable Equity Securities – Nonmarketable equity securities include the cost of the Company’s investment in the stock of Federal Home Loan Bank. The stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At March 31, 2006 and December 31, 2005, the Company’s investment in Federal Home Loan Bank stock was $412,100 and $150,600, respectively. Dividends received on this stock is included as interest income on securities available for sale. In addition to stock in the Federal Home Loan Bank, the company owns $50,000 of stock in a community bank holding company.

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

Loan origination and commitment fees and certain direct loan origination costs (principally salaries and employee benefits) are deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using the straight-line method, which approximates the interest method.

Under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for the Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are subject to this criteria except for “smaller balance homogeneous loans that are collectively evaluated for impairment” and loans “measured at fair value or at the lower of cost or fair value.” The Company considers its consumer installment portfolio, and home equity lines as such exceptions. Therefore, the real estate and commercial loan portfolios are primarily affected by these statements.

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged to bad debt expense with a corresponding entry to the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due. There were no impaired loans as of March 31, 2006 or December 31, 2005.

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

The components of other comprehensive income and related tax effects are as follows:

	Three months ended March 31,
	2006	2005
Unrealized gains (losses) on securities available-for-sale	$(58,480)	$(252,717)
Reclassification adjustment for gains
realized in net income	-	-

Net unrealized gains (losses) on securities	(58,480)	(252,717)
Tax effect	19,883	85,924

Net-of-tax amount	$(38,597)	$(166,793)

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

Recently Issued Accounting Pronouncements – The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does note believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

Reclassifications – Certain captions and amounts in the 2005 financial statements were reclassified to conform to the 2006 presentation.

Stock-Based Compensation – On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

	For the Three Months
	Ended March 31,
	2006	2005
Net income (loss), as reported	$352,969	$(263,089)
Add: Stock-based employee compensation expense
included in reported net income, net of related tax
effects	20,352	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(20,352)	(30,631)

Pro forma net income (loss) including stock-based
compensation cost based on fair-value method	$352,969	$(293,720)

Earnings (loss) per share:
Basic - as reported	$0.12	$(0.20)

Basic - pro forma	$0.12	$(0.22)

Diluted - as reported	$0.11	$(0.20)

Diluted - pro forma	$0.11	$(0.22)

NOTE 3 – CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve. At March 31, 2006 and December 31, 2005, the reserve requirement was met by the cash balance in the vault.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2006
U.S. agency securities	$3,492,348	$-	$21,255	$3,471,093
Mortgage-backed securities	10,205,942	-	312,845	9,893,097

Total	$13,698,290	$-	$334,100	$13,364,190

December 31, 2005
U.S. agency securities	$1,496,229	$-	$14,042	$1,482,187
Mortgage-backed securities	10,560,941	19	260,848	10,300,112

Total	$12,057,170	$19	$274,890	$11,782,299

The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities had no maturity schedule presented as paydowns are expected before contractual maturity dates.

At March 31, 2006 and December 31, 2005, investment securities with a book value of $5,993,547 and $6,155,522 and a market value of $5,797,819 and $5,995,117, respectively, were pledged as collateral for the securities sold under agreements to repurchase.

There were no sales of securities in 2006 or 2005.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006.

Securities available-for-sale:

	Less than
	twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
U.S. agency securities	$3,471,093	$21,255	$--	$--	$3,471,093	$21,255
Mortgage-backed securities	4,538,114	78,124	5,354,983	234,721	9,893,097	312,845

	$8,009,207	$99,379	$5,354,983	$234,721	$13,364,190	$334,100

Securities classified as available-for-sale are recorded at fair market value. Approximately 40.1% of the unrelated losses, or five securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

NOTE 5 — LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

	March 31,	December 31,
	2006	2005
Real estate - construction	$102,233,433	$81,877,706
Real estate - mortgage	90,809,502	85,025,130
Commercial and industrial	23,738,420	11,360,229
Consumer and other	1,720,328	1,708,116
Deferred loan fees, net	(287,988)	(311,013)

Total loans receivable, gross	218,213,695	179,660,168
Less allowance for loan loss	2,729,000	2,245,000

Total loans receivable, net	$215,484,695	$177,415,168

The composition of gross loans by rate type is as follows:

	March 31,	December 31,
	2006	2005
Variable rate loans	$184,992,514	$160,949,770
Fixed rate loans	33,221,181	18,710,398

Total gross loans	$218,213,695	$179,660,168

Transactions in the allowance for loan losses are summarized below:

	March 31,	December 31,
	2006	2005
Balance, beginning of year	$2,245,000	$700,000
Provision charged to operations	484,000	1,545,000

Balance, end of period	$2,729,000	$2,245,000

Gross loans outstanding, end of period	$218,213,695	$179,660,168

The allowance for loan losses, as a percent of gross loans outstanding, was 1.25% at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, the Bank had no loans in nonaccrual status. Furthermore, there were no loans contractually past due ninety days or more and still accruing interest at March 31, 2006 or December 31, 2005.

NOTE 6 – PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	March 31,	December 31,
	2006	2005
Land and land improvements	$2,970,884	$2,970,884
Building and leasehold improvements	1,838,294	1,838,294
Furniture and equipment	926,397	869,459
Software	239,516	230,989
Construction in progress	131,247	41,252

Total	6,106,338	5,950,878
Less, accumulated depreciation	503,349	432,971

Premises, furniture and equipment, net	$5,602,989	$5,517,907

Depreciation expense for the three months ended March 31, 2006 and 2005 amounted to $69,805 and $49,680, respectively.

NOTE 7 – DEPOSITS

At March 31, 2006, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Within one year	$56,408,254
After one through two years	8,739,974
Greater than two years	183,383

Total	$65,331,611

NOTE 8 – SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows for the periods ended March 31, 2006 and December 31, 2005:

	2006	2005
Amount outstanding at period end	$6,500,000	$6,500,000
Average amount outstanding during period	6,500,000	6,500,000
Maximum outstanding at any period -end	6,500,000	6,500,000
Weighted average rate paid at period -end	5.09%	4.66%
Weighted average rate paid during the period	4.92%	3.69%

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amounts of securities underlying the agreements are book entry securities. The agreements are collateralized by certain investment securities as described in the investment securities footnote.

NOTE 9 – NOTE PAYABLE

On July 12, 2005, the Company executed a note with Nexity Bank to borrow $1,680,000. The principal balance is due on July 12, 2006. Interest is based on the prime rate minus 100 basis points (6.50% at March 31, 2006) and is payable monthly. Proceeds from the note were used to purchase property for future branch use.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES

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

The Capital Securities in the transaction accrue and pay distributions annually at a rate per annum equal to the three-month LIBOR plus 138 basis points, which was 6.15% at March 31, 2006. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

NOTE 11 – OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2006 and 2005 are summarized below:

	2006	2005
Professional fees	$95,528	$35,423
Telephone expenses	15,187	8,841
Office supplies, stationery, and printing	16,088	21,618
Insurance	28,835	15,570
Postage	6,801	2,946
Data processing	40,227	23,865
Other	170,890	114,992

Total	$373,556	$223,255

NOTE 12 — COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 13 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. There was no dilution in 2005, therefore, basic loss per share and diluted earnings per share were the same.

Basic and diluted earnings (loss) per share are computed below:

	Three months ended March 31,
	2006	2005
Basic earnings (loss) per share computation:

Net income (loss) available to common shareholders	$352,969	$(263,089)

Average common shares outstanding - basic	3,044,237	1,343,387

Basic net income (loss) per share	$0.12	$(0.20)

Diluted earnings (loss) per share computation:
Net income (loss) available to common shareholders	$352,969	$(263,089)

Average common shares outstanding - basic	3,044,237	1,343,387

Incremental shares from assumed conversions:
Stock options	50,610	-

Average common shares outstanding - diluted	3,094,847	1,343,387

Diluted earnings (loss) per share	$0.11	$(0.20)

NOTE 14 – REGULATORY MATTERS

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

As of March 31, 2006 and December 31, 2005, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at March 31, 2006 and December 31, 2005.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2006
Total capital (to risk-weighted assets)	$33,755,000	13.78%	$19,598,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	31,026,000	12.67%	9,799,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	31,026,000	13.86%	8,954,240	4.00%	N/A	N/A
December 31, 2005
Total capital (to risk-weighted assets)	$24,488,000	12.14%	$16,143,040	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	22,243,000	11.02%	8,071,520	4.00%	N/A	N/A
Tier 1 capital (to average assets)	22,243,000	11.76%	7,567,880	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2006 and December 31, 2005.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2006
Total capital (to risk-weighted assets)	$32,401,000	13.26%	$19,548,000	8.00%	$24,435,000	10.00%
Tier 1 capital (to risk-weighted assets)	29,672,000	12.14%	9,774,000	4.00%	14,661,000	6.00%
Tier 1 capital (to average assets)	29,672,000	13.26%	8,948,900	4.00%	11,186,130	5.00%
December 31, 2005
Total capital (to risk-weighted assets)	$24,183,000	12.00%	$16,119,120	8.00%	$20,148,900	10.00%
Tier 1 capital (to risk-weighted assets)	21,938,000	10.89%	8,059,560	4.00%	12,089,340	6.00%
Tier 1 capital (to average assets)	21,938,000	11.59%	7,569,900	4.00%	9,462,380	5.00%

NOTE 15 – UNUSED LINES OF CREDIT

As of March 31, 2006, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $20,900,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes.

NOTE 16 – SHAREHOLDERS’ EQUITY

Stock Offering – On March 30, 2005, the Company closed on a secondary stock offering whereby 1,712,000 shares of the Company's stock were issued at $9.35 per share. Net proceeds after deducting underwriter discounts and expenses were $14.9 million. Proceeds from the offering have been used to support the growth of the Company.

Restrictions on Dividends – South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank's dividends to Tidelands Bancshares, Inc. are payable only from the undivided profits of the Bank. At March 31, 2006, the Bank had negative undivided profits. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2006.

Amount
Commitments to extend credit	$60,160,815
Standby letters of credit	110,000

Total	$60,270,815

Item 2.    Management’s Discussion and Analysis or Plan of Operation

        The following is a discussion of our financial condition as of March 31, 2006 compared to December 31, 2005 and the results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2005 Annual Report on Form 10-KSB.

        This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our rapid growth to date and relatively short operating history;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	the lack of seasoning of our loan portfolio;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

        The following discussion describes our results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and also analyzes our financial condition as of March 31, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our consolidated financial statements as of March 31, 2006.

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

Results of Operations

Income Statement Review

Summary

Three months ended March 31, 2006 and 2005

        Our net income was $353,000 and our net loss was $263,000 for the three months ended March 31, 2006 and 2005, respectively. Net income before income tax expense was $535,000 for the three months ended March 31, 2006 compared to a net loss before income tax benefit of $398,000 for the three months ended March 31, 2005. The $933,000 increase in net income before tax benefits resulted from increases of $1.316 million in net interest income after provision for loan losses and $131,000 in other income partially offset by a $514,000 increase in noninterest expense. Noninterest income increased from $83,000 for the three months ended March 31, 2005 to $214,000 for the three months ended March 31, 2006. We also recorded provisions for loan losses of $484,000 and $372,000 for the three months ended March 31, 2006 and 2005, respectively.

Net Interest Income

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio is the primary driver of the increase in net interest income. During the three months ended March 31, 2006, our loan portfolio increased $38.6 million from the year end amount. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

        Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. At March 31, 2006, loans represented 89.1% of total assets, while securities and federal funds sold represented 7.5% of total assets. While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional capital and deposits are obtained, we also anticipate increasing the size of the investment portfolio.

        The current historically low interest rate environment has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in one location, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn allowed us to focus on growing our loan portfolio. At March 31, 2006, retail deposits represented $122.4 million, or 57.4% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings. Commercial deposits represented $26.5 million, or 12.4% of total funding, borrowings represented $8.1 million, or 3.8% of total funding, and wholesale out-of-market deposits represented $56.4 million, or 26.4% of total funding.

        We have converted our two loan production offices into full service branches, one in the second quarter of 2005 and the other in the fourth quarter of 2005. We have begun constructing permanent facilities in Myrtle Beach and Summerville which we plan to open in early 2007. We plan to focus our efforts at these two locations on obtaining lower cost transaction accounts that are less affected by rising rates. We plan to continue to offer aggressive rates on investment checking accounts and money market accounts. Based on prior experience, we anticipate the majority of these funds to be retained as core deposits. Our goal is to maintain a higher than average percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved; however, we anticipate that the two additional retail deposit offices will assist us in meeting these objectives. We also anticipate the current deposit strategies and the opening of the two new offices will have a dampening effect on earnings in the latter half of 2006 and early 2007. However, we believe that these two strategies will provide additional customers in our new markets and will provide a lower alternative cost of funding in a higher or rising interest rate environment.

        As more fully discussed in the “- Market Risk” and “- Liquidity and Interest Rate Sensitivity” sections below, at March 31, 2006, 84.8% of our loans had variable rates. Given our high percentage of rate-sensitive loans, our primary focus to date has been to obtain short-term liabilities to fund our asset growth. This strategy allows us to manage the impact on our earnings resulting from changes in market interest rates. At March 31, 2006, 95.7% of interest-bearing liabilities reprice within one year.

        We intend to maintain a capital level for the bank that exceeds the FDIC requirements to be classified as a “well capitalized” bank. To provide the additional capital needed to support our bank’s growth in assets, during the first quarter of 2005 we borrowed $2.1 million under a short-term holding company line of credit. On March 30, 2005, we completed a private placement of 1,712,000 shares at $9.35 to increase our capital. Net proceeds from the offering were approximately $14.9 million. Upon closing the transaction, the holding company line of credit was repaid in full. On February 22, 2006, Tidelands Statutory Trust (the “Trust”), a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating proceeds of $8.0 million. The Trust loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

        In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the three months ended March 31, 2006 increased because we had more interest-earning assets than interest-bearing liabilities. For the three months ended March 31, 2006 and 2005, average interest-earning assets exceeded average interest-bearing liabilities by $24.9 million and $10.9 million, respectively.

        The impact of the Federal Reserve’s recent interest rate increases resulted in an increase in both the yields on our variable rate assets and the rates we paid for our short-term deposits and borrowings. The net interest spread and net interest margin increased during the three months ended March 31, 2006 as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates increased over the period. Our net interest margins for the three months ended March 31, 2006 and 2005 were 4.05% and 3.50%, respectively. We anticipate that additional increases in short-term rates will result in an increase in loan yields, while higher rates on our interest-bearing deposits and borrowings will result in a higher cost of funds to us.

        We have included a number of unaudited tables to assist in our description of various measures of our financial performance. The “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2006 and 2005. Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

Three Months Ended March 31, 2006 and 2005

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During 2006 and 2005 all investments were taxable. During the same period, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. We have not experienced any nonaccrual loans to date.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended			For the Three Months Ended
	March 31, 2006			March 31, 2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Ratio(1)	Balance	Expense	Ratio(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$17	$-	4.53%	$75	$1	2.67%
Federal funds sold	4,255	50	4.69%	4,089	25	2.53%
Investment securities	11,950	142	4.83%	14,202	164	4.69%
Loans receivable	200,237	3,983	8.07%	66,808	1,038	6.30%

Total earning assets	216,459	4,175	7.82%	85,174	1,228	5.85%

Nonearning assets:
Cash and due from banks	1,449			1,276
Mortgages held for sale	1,436			568
Premises and equipment	5,555			852
Other assets	2,301			1,470
Allowance for loan losses	(2,500)			(800)

Total nonearning assets	8,241			3,366

Total assets	$224,700			$88,540

Interest-bearing liabilities:
Interest bearing
transactions accounts	$2,997	11	1.46%	$3,187	10	1.34%
Savings & money market	122,662	1,260	4.17%	35,145	208	2.40%
Time deposits less than
$100,000	29,041	328	4.58%	10,899	81	3.01%
Time deposits greater than
$100,000	24,919	255	4.16%	17,498	136	3.15%
Junior subordinated
debentures	3,482	51	5.91%	-	-	-%
Other borrowings	8,414	107	5.17%	7,568	58	3.11%

Total interest-bearing
liabilities	191,515	2,012	4.26%	74,297	493	2.69%

Noninterest-bearing
liabilities:
Demand deposits	9,340			5,165
Other liabilities	686			364
Shareholders' equity	23,159			8,714

Total liabilities and
shareholders' equity	224,700			$88,540

Net interest income		$2,163			$735

Net interest spread			3.56%			3.16%

Net interest margin			4.05%			3.50%

_______________
(1)     Annualized for the three month period.

        The net interest spread and net interest margin increased during the three months ended March 31, 2006 as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates began to increase over the period.

        Our net interest spread was 3.56% for the three months ended March 31, 2006, compared to 3.16% for the three months ended March 31, 2005. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin for the three months ended March 31, 2006 was 4.05%, compared to 3.50% for the three months ended March 31, 2005. During the first quarter of 2006, interest-earning assets averaged $216.5 million, compared to $85.2 million in the same quarter of 2005. During the same periods, average interest-bearing liabilities were $191.5 million and $74.3 million, respectively.

        Net interest income, the largest component of our income, was $2.2 million and $735,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. The significant increase in 2006 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities and by an increase in the net interest margin.

        The $1.4 million increase in net interest income for the three months ended March 31, 2006 compared to the same period in 2005 resulted from a $2.9 million increase in interest income offset by a $1.5 million increase in interest expense. The increases in net interest income were derived by higher average earning assets and interest-bearing liabilities and aided by the higher net interest margin.

        Interest income for the three months ended March 31, 2006 was $4.2 million, consisting of $4.0 million on loans, $142,000 on investments and interest bearing balances, and $50,000 on federal funds sold. Interest income for the three months ended March 31, 2005 was $1.2 million, consisting of $1.0 million on loans, $164,000 on investments, $25,000 on federal funds sold and $1,000 on interest bearing balances. Interest and fees on loans represented 95.4% and 84.5% of total interest income for the three months ended March 31, 2006 and 2005, respectively. Income from investments, federal funds sold and interest bearing balances represented 4.6% and 15.5% of total interest income for the three months ended March 31, 2006 and 2005, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 92.5% and 78.4% of average interest-earning assets for the three months ended March 31, 2006 and 2005, respectively.

        Interest expense for the three months ended March 31, 2006 was $2.0 million, consisting of $1.85 million related to deposits, $107,000 related to other borrowings and $51,000 related to junior subordinated debentures. Interest expense for the three months ended March 31, 2005 was $493,000, consisting of $435,000 related to deposits and $58,000 related to other borrowings. Interest expense on deposits for the three months ended March 31, 2006 and 2005 represented 92.2% and 88.2%, respectively, of total interest expense, while interest expense on borrowings represented 5.3% and 11.8%, respectively, of total interest expense. Interest expense on junior subordinated debentures represented 2.5% for the three months ended March 31, 2006. During the three months ended March 31, 2006, average interest-bearing liabilities were higher by $117.2 million than for the same period in 2005, other borrowings averaged $846,000 higher while junior subordinated debentures averaged $3.5 million higher during the three months ended March 31, 2006.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2006 vs. March 31, 2005
	Increase (Decrease) Due to

			Rate/
	Volume	Rate	Volume	Total
	(in thousands)
Interest income
Loans	$2,073	$291	$581	$2,945
Investment securities	(26)	5	(1)	(22)
Federal funds sold	1	22	1	24
Interest bearing balances	-	-	-	-

Total interest income	2,048	318	581	2,947

Interest expense
Deposits	736	254	429	1,419
Junior subordinated debentures	-	-	51	51
Other borrowings	7	38	4	49

Total interest expense	743	292	484	1,519

Net interest income	$1,305	$26	$97	$1,428

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

        Included in the statement of operations for the three months ended March 31, 2006 and 2005 is a noncash expense related to the provision for loan losses of $484,000 and $372,000, respectively. The allowance for loan losses increased by the entire provision expense for loan losses because we did not incur any net charge-offs. The increase was in response to the $38.6 million and the $30.5 million growth in loans for the three months ended March 31, 2006 and 2005, respectively. The allowance for loan losses was $2.7 million and $2.2 million as of March 31, 2006 and December 31, 2005, respectively. The allowance for loan losses as a percentage of gross loans was 1.25% at March 31, 2006 and December 31, 2005. We had no nonperforming loans at March 31, 2006 and December 31, 2005.

Noninterest Income

        The following table sets forth information related to our noninterest income.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Service fees on deposit accounts	$5	$3
Residential mortgage origination income	182	69
Other service fees and commissions	25	10
Other	2	1

Total noninterest income	$214	$83

        Noninterest income for the three months ended March 31, 2006 was $214,000, an increase of $131,000 compared to noninterest income of $83,000 during the same period in 2005. The increase was primarily attributable to an increase in mortgage origination income, other service fees and other income. Residential mortgage origination income for the three months ended March 31, 2006 increased approximately $113,000 from the same period in 2005.

        Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination fees were $159,000 and $60,000 for the three months ended March 31, 2006 and 2005, respectively. The additional $99,000 in 2006 related primarily to increased volume in the mortgage department as we expanded this line of business with additional originators. Accordingly, we received $23,000 of origination income on mortgage loans sold for the three months ended March 31, 2006 compared to $9,000 for the same period in 2005. We anticipate that the level of mortgage origination fees will decrease if the mortgage refinancing business declines due to higher long term interest rates.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $5,000 and $3,000 for the three months ended March 31, 2006 and 2005, respectively. The additional $2,000 of income resulted from the larger number of customer accounts. Similarly, other service fees, commissions, and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $15,000 to $25,000 for the three months ended March 31, 2006 when compared to the same period in 2005.

        Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $2,000 and $1,000 for the three months ended March 31, 2006 and 2005, respectively.

Noninterest Expense

        The following table sets forth information related to our noninterest expense.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Salaries and benefits	$840	$490
Occupancy	66	75
Furniture and equipment expense	78	56
Professional fees	96	35
Advertising and marketing	45	18
Insurance	29	16
Data processing and related costs	40	24
Telephone	15	9
Postage	7	3
Office supplies, stationery and printing	16	22
Other	126	96

Total noninterest expense	$1,358	$844

        We incurred noninterest expense of $1.4 million for the three months ended March 31, 2006 compared to $844,000 for the three months ended March 31, 2005. The $350,000 increase in salaries and benefits and $22,000 increase in furniture and equipment expense accounted for 72.4% of the $514,000 increase in noninterest expense for the three months ended March 31, 2006 compared to the same period in 2005. The increase was due to additional personnel and facilities to better service our customers. The remaining $142,000 increase resulted primarily from decrease of $9,000 in occupancy, and increases of $61,000 in professional fees, $27,000 in marketing costs, $13,000 in insurance costs, $16,000 in data processing and related costs, and $34,000 in other expense. A significant portion of the increase in professional fees is related to additional legal, audit and compliance expenses. The increase in marketing expense relates to expanding our market awareness in the Charleston and Myrtle Beach markets, while a significant portion of the increase in other expense was due to increased costs of postage, office supplies, and additional staff education and training.

        Salaries and benefits expense was $840,000 and $490,000 for the three months ended March 31, 2006 and 2005, respectively. Salaries and benefits represented 61.9% and 58.1% of our total noninterest expense for the three months ended March 31, 2006 and 2005, respectively. The $350,000 increase in salaries and benefits expense in 2006 compared to 2005 resulted from increases of $187,000 in base compensation, $66,000 in additional incentive compensation, $31,000 in stock based compensation and $66,000 in higher benefits costs. The $187,000 increase in base compensation expense related to the cost of employing 18 additional employees as well as annual salary increases.

        The following tables set forth information related to our data processing and related costs.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Data processing costs	$27	$18
ATM transaction expense	-	2
Other expenses	13	4

Total data processing and related costs	$40	$24

        Data processing and related costs were $40,000 and $24,000 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, our data processing costs for our core processing system were $27,000 compared to $18,000 for the three months ended March 31, 2005. We have contracted with an outside computer service company to provide our core data processing services.

        Data processing costs increased $9,000, or 53.9%, for the three months ended March 31, 2006 compared to the same period in 2005. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts, the related number of transactions, and the bank’s asset size.

        Income tax expense was $182,000 for the three months ended March 31, 2006. We recorded an income tax benefit of $135,000 for the three months ended March 31, 2005. The income taxes are based on an effective tax rate of 34.0%. The change relates to the fact that the company’s earnings position changed from a pre-tax net loss in the first quarter of 2005 to pre-tax net income for 2006.

Balance Sheet Review

General

        At March 31, 2006, we had total assets of $244.8 million, consisting principally of $215.5 million in net loans, $1.1 million in mortgage loans held for sale, $13.8 million in securities, $4.6 million in federal funds sold, $5.6 million in net premises, furniture and equipment, and $1.8 million in cash and due from banks. Our liabilities at March 31, 2006 totaled $221.4 million, consisting principally of $204.2 million in deposits, $6.5 million in securities sold under agreements to repurchase, $8.2 million in junior subordinated debentures and $1.6 million in a note payable. At March 31, 2006, our shareholders’ equity was $23.5 million.

Federal Funds Sold

        At March 31, 2006, our $4.6 million in short-term investments in federal funds sold on an overnight basis comprised 1.9% of total assets, compared to $6.4 million, or 3.1% of total assets, at December 31, 2005.

Investments

        At March 31, 2006, the $13.4 million in our available for sale investment securities portfolio represented approximately 5.5% of our total assets compared to $11.8 million (5.7%) at December 31, 2005. We held U.S. Government agency securities and mortgage-backed securities with a fair value of $13.4 million and an amortized cost of $13.7 million for a net unrealized loss of $334,100. As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

        Contractual maturities and yields on our investments at March 31, 2006 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. agency securities	$1,996	5.47%	$1,475	5.11%	-	0.00%	$3,471	5.31%
Mortgage-backed
securities	972	3.59%	1,064	4.13%	7,857	4.80%	9,893	4.61%

Total	$2,968	4.83%	$2,539	4.69%	$7,857	4.80%	$13,364	4.79%

        At March 31, 2006, our investments included U.S. government agency bonds issued by the Federal Home Loan Bank, Federal Farm Credit Bank, and mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association with amortized costs of approximately $2.5 million, $1.0 million, $3.6 million, and $6.3 million, respectively.

        Other nonmarketable equity securities at March 31, 2006 consisted of Federal Home Loan Bank stock with a cost of $412,100, and other investments of $50,000.

        The amortized costs and the fair value of our investments at March 31, 2006 and December 31, 2005 are shown in the following table.

	March 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available for Sale:
U.S. agency securities	$3,492	$3,471	$1,496	$1,482
Mortgage-backed securities	10,206	9,893	10,561	10,300

Total	$13,698	$13,364	$12,057	$11,782

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the three months ended March 31, 2006 and 2005 were $200.2 million and $66.8 million, respectively. Before the allowance for loan losses, total loans outstanding at March 31, 2006 and December 31, 2005 were $218.2 million and $179.7 million, respectively.

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

        The following table summarizes the composition of our loan portfolio at March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	% of		% of
	Amount	Total	Amount	Total
	(dollars in thousands)
Commercial
Commercial and industrial	$23,738	10.88%	$11,360	6.32%

Real Estate
Mortgage	90,810	41.61%	85,025	47.33%
Construction	102,234	46.85%	81,878	45.57%

Total real estate	193,044	88.46%	166,903	92.90%

Consumer
Consumer	1,720	0.79%	1,708	0.95%

Deferred origination fees, net	(288)	(0.13%)	(311)	(0.17%)

Total gross loans, net of deferred fees	218,214	100.00%	179,660	100.00%

Less - allowance for loan losses	(2,729)		(2,245)

Total loans, net	$215,485		$177,415

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2006.

		After one
	One year	within	After five
	or less	five years	years	Total
	(in thousands)

Commercial	$8,041	$13,655	$2,042	$23,738
Real estate	81,152	92,458	19,434	193,044
Consumer	782	854	84	1,720
Deferred origination fees, net	(125)	(159)	(4)	(288)

Total gross loans, net of
deferred fees	$89,850	$106,808	$21,556	$218,214

Loans maturing after one year with:
Fixed interest rates				$31,461
Floating interest rates				97,066

Total				$128,527

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Periodically, we adjust the amount of the allowance based on changing circumstances. Although we have not incurred any loan losses as of March 31, 2006, we would recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2006 and 2005.

	March 31,
	2006	2005
	(dollars in thousands)
Balance, beginning of year	$2,245	$700
Net loan losses	-	-
Provision for loan losses	484	372

Balance, end of year	$2,729	$1,072

Total loans outstanding at end of period	$218,214	$85,759

Allowance for loan losses to gross loans	1.25%	1.25%
Net charge-offs to average loans	0.00%	0.00%

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system that we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

        We did not have any nonperforming assets at March 31, 2006 or 2005. At March 31, 2006 and 2005, the allowance for loan losses was $2.7 million and $1.1 million, respectively, or 1.25% and 1.25%, respectively, of outstanding loans.

        At March 31, 2006 and 2005, we did not have any loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. There has not been any foregone interest income on nonaccrual loans.

        As of March 31, 2006, we had three loans with a current principal balance of $1,102,860 on the watch list.

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds. Accordingly, it has become more difficult to attract local deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, primarily through internet sources. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market. We anticipate that the ratio of out-of-market deposits will decline after we open additional retail deposit offices. The amount of out-of-market deposits was $56.4 million, or 27.5% of total deposits, at March 31, 2006.

        We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 106.9% and 109.0% at March 31, 2006 and 2005, respectively.

        The following table shows the average balance amounts and the average rates paid on deposits held by us at March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	Average		Average
	Dollar		Dollar
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$9,340	0.00%	$6,992	0.00%
Interest bearing demand deposits	2,997	1.46%	3,285	1.26%
Savings and money market accounts	122,662	4.17%	69,212	3.62%
Time deposits less than $100,000	29,041	4.58%	12,982	3.35%
Time deposits greater than $100,000	24,919	4.16%	23,315	3.33%

Total deposits	$188,959	3.98%	$115,786	3.25%

         Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $164.0 million and $92.5 million at March 31, 2006 and December 31, 2005, respectively. This represented 86.8% and 79.9% of total deposits, respectively.

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2006 and December 31, 2005 is as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Three months or less	$8,442	$3,447
Over three through six months	6,952	7,684
Over six though twelve months	9,011	8,453
Over twelve months	6,762	3,820

Total	$31,167	$23,404

        The increase in time deposits of $100,000 or more for the three months ended March 31, 2006 compared to year end 2005 resulted from our funding the growth of the bank with a variety of deposits products and the utilization of deposits that were obtained outside of our primary market.

Borrowings

        The following table outlines our various sources of borrowed funds during the three months ended March 31, 2006 and the year ended December 31, 2005, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average
	Ending	End	End	for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the three months
ended March 31, 2006:
Securities sold under agreement to repurchase
	$6,500	5.09%	$6,500	$6,500	4.92%
Other borrowings	27	3.30%	29	28	3.30%
Note payable	1,566	6.50%	1,566	1,556	5.96%
Junior Subordinated Debentures	8,248	6.15%	8,248	3,482	6.15%
Federal funds purchased	-	-%	-	330	4.71%

At or for the year
ended December 31, 2005:
Securities sold under agreement to repurchase	$6,500	4.66%	$6,500	$6,500	3.69%
Other borrowings	30	3.30%	2,050	304	4.47%
Note payable	1,541	6.25%	1,541	651	5.72%
Federal funds purchased	-	-%	937	80	3.41%

Capital Resources

        Total shareholders’ equity was $23.5 million at March 31, 2006 and $23.1 million at December 31, 2005. The increase is attributable to proceeds from the exercise of stock options of $15,009, an increase in paid in capital relating to the expense of stock option grants of $30,837, less a reduction of $38,597 in the fair value of available for sale securities and net income of $352,969 for the three months ended March 31, 2006.

        The following table shows the annualized return on average assets (net income divided by average total assets), annualized return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the three months ended March 31, 2006 and the year ended December 31, 2005. Since our inception, we have not paid any cash dividends.

	March 31, 2006	December 31, 2005
Return on average assets	0.64%	0.03%
Return on average equity	6.18%	0.20%
Average equity to average assets ratio	10.31%	13.51%

        The bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

        The following table sets forth the company’s various capital ratios at March 31, 2006 and December 31, 2005. For all periods, the company was considered “well capitalized.”

Tidelands Bancshares, Inc.	March 31,	December 31,
	2006	2005
Leverage ratio	13.86%	11.76%
Tier 1 risk-based capital ratio	12.67%	11.02%
Total risk-based capital ratio	13.78%	12.14%

        The following table sets forth the bank’s various capital ratios at March 31, 2006 and December 31, 2005. For all periods, the bank was considered “well capitalized.”

Tidelands Bancshares, Inc.	March 31,	December 31,
	2006	2005
Leverage ratio	13.26%	11.59%
Tier 1 risk-based capital ratio	12.14%	10.89%
Total risk-based capital ratio	13.26%	12.00%

        On February 22, 2006, Tidelands Statutory Trust (the “Trust”), a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating proceeds of $8.0 million. The Trust loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. We do not anticipate that our current capital resources will be sufficient to continue our growth at current rates for the next 15 months. For this reason, we anticipate that we will need to raise additional capital within the next 15 months.

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2006, unfunded commitments to extend credit were $60.2 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At March 31, 2006, there were commitments totaling $110,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        Approximately 84.8% of our loans were variable rate loans at March 31, 2006, and we were asset sensitive during the three months ended March 31, 2006. We expect to be asset sensitive during 2006 because substantially all of our loans reprice within the three months but a majority of our deposits will reprice over a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At March 31, 2006 and December 31, 2005, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $6.4 million and $8.2 million, or 2.6% and 4.0% of total assets, respectively. Our available for sale securities at March 31, 2006 and 2005 amounted to $13.4 million and $11.8 million, or 5.5% and 5.7% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $6.0 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and by raising additional capital. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2005 and 2006, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, we maintain four federal funds purchased lines of credit with correspondent banks totaling $20.9 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.

        We believe that in addition to our stable base of core deposits, short-term repurchase agreements, and other funding sources, we will need to raise additional capital to satisfy our liquidity and capital needs for the next 15 months.

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

        The following table sets forth information regarding our rate sensitivity, as of March 31, 2006, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three	After one	After
	three	but within	but within	five
	months	twelve months	five years	years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$4,618	$-	-	$-	$4,618
Investment securities	255	870	7,459	4,780	13,364
Loans	185,843	2,700	26,657	3,014	218,214

Total interest-earning assets	$190,716	$3,570	$34,116	$7,794	$236,196

Interest-bearing liabilities:
Money market and NOW	$128,237	$-	-	$-	$128,237
Regular savings	174	-	-	-	174
Time deposits	17,843	38,565	8,924	-	65,332
Junior subordinated debentures	8,248	-	-	-	8,248
Other borrowings	6,502	1,572	19	-	8,093

Total interest-bearing liabilities	$161,004	$40,137	$8,943	$-	$210,084

Period gap	$29,712	$(36,567)	$25,173	$7,794	$26,112

Cumulative gap	$29,712	$(6,855)	$18,318	$26,112	$26,112

Ratio of cumulative gap to
total earning assets	12.58%	(2.90%)	7.76%	11.06%	11.06%

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 6.   Exhibits

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006	By: /s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2006	By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number                    Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.