Form 10QSB
period 2006-06-30
TIDELANDS BANCSHARES INC
filed 2006-08-14
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

(843) 388-8433
(Issuer's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 3,064,981 shares of common stock, $.01 par value per share, on July 31, 2006

Transitional Small Business Disclosure Format (check one):   Yes       No X

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations - Six and Three months ended June 30, 2006 and 2005	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income –
Six months ended June 30, 2006 and 2005	5

Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7-18

Item 2. Management’s Discussion and Analysis or Plan of Operation	19-39

Item 3. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	40
Item 6. Exhibits	40

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents:
Cash and due from banks	$3,511,849	$1,863,057
Federal funds sold	17,419,000	6,365,000

Total cash and cash equivalents	20,930,849	8,228,057

Securities available for sale	25,380,729	11,782,299
Nonmarketable equity securities	912,100	150,600

Total securities	26,292,829	11,932,899

Mortgage loans held for sale	2,901,991	1,164,849
Loans receivable	245,780,429	179,660,168
Less allowance for loan losses	3,073,000	2,245,000

Loans, net	242,707,429	177,415,168

Premises, furniture and equipment, net	5,810,423	5,517,907
Accrued interest receivable	1,267,474	905,228
Other assets	2,007,026	1,250,054

Total assets	$301,918,021	$206,414,162

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$11,302,932	$7,823,659
Interest-bearing transaction accounts	3,405,180	3,386,849
Savings and money market	142,367,000	120,017,845
Time deposits $100,000 and over	43,001,335	23,404,171
Other time deposits	50,243,931	20,015,928

Total deposits	250,320,378	174,648,452

Note payable	1,593,291	1,541,310
Securities sold under agreements to repurchase	6,500,000	6,500,000
Junior subordinated debentures	8,248,000	-
FHLB advance	10,000,000	-
Other borrowings	-	29,840
Accrued interest payable	684,345	444,999
Other liabilities	651,109	154,903

Total liabilities	277,997,123	183,319,504

Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized; 3,064,981 and 3,044,054 shares issued and
outstanding at June 30, 2006 and December 31, 2005,
respectively	30,650	30,441
Capital surplus	25,355,833	25,098,578
Retained deficit	(1,122,510)	(1,852,946)
Accumulated other comprehensive income (loss)	(343,075)	(181,415)

Total shareholders' equity	23,920,898	23,094,658

Total liabilities and shareholders' equity	$301,918,021	$206,414,162

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$8,806,779	$2,830,312	$4,823,691	$1,792,109
Securities available for sale, taxable	395,810	323,020	253,435	158,882
Federal funds sold	93,589	57,368	44,403	31,895
Interest-bearing balances	336	774	141	279

Total	9,296,514	3,211,474	5,121,670	1,983,165

Interest expense:
Time deposits $100,000 and over	699,827	345,632	444,422	209,894
Other deposits	3,576,515	807,917	1,977,848	508,726
Other borrowings	428,277	115,323	270,392	57,319

Total	4,704,619	1,268,872	2,692,662	775,939

Net interest income	4,591,895	1,942,602	2,429,008	1,207,226
Provision for loan losses	828,000	803,000	344,000	431,000

Net interest income after
provision for loan losses	3,763,895	1,139,602	2,085,008	776,226

Noninterest income:
Service charges on deposit accounts	10,878	5,243	5,857	2,541
Residential mortgage origination income	343,102	147,784	160,404	78,724
Other service fees and commissions	63,821	22,574	38,835	12,528
Other	9,151	2,824	7,398	1,671

Total noninterest income	426,952	178,425	212,494	95,464

Noninterest expense:
Salaries and employee benefits	1,842,370	1,045,382	1,002,545	555,106
Net occupancy	172,350	157,058	96,079	81,788
Furniture and equipment	144,271	116,690	75,847	61,165
Other operating	872,420	543,995	498,864	320,740

Total noninterest expense	3,031,411	1,863,125	1,673,335	1,018,799

Income (loss) before income taxes	1,159,436	(545,098)	624,167	(147,109)
Income tax expense (benefit)	429,000	(185,200)	246,700	(50,300)

Net income (loss)	$730,436	$(359,898)	$377,467	$(96,809)

Earnings (loss) per common share
Basic earnings (loss) per share	$0.24	$(0.16)	$0.12	$(0.03)

Diluted earnings (loss) per share	$0.23	$(0.16)	$0.12	$(0.03)

Weighted average common shares outstanding
Basic	3,046,073	2,194,455	3,047,889	3,036,734

Diluted	3,128,159	2,202,292	3,152,847	3,051,500

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the six months ended June 30, 2006 and 2005
(Unaudited)

					Accumulated
					other
	Common Stock		Capital	Retained	comprehensive
	Shares	Amount	surplus	deficit	income (loss	Total
Balance, December 31, 2004	1,318,693	$13,187	$10,113,380	$(1,892,466)	$75,105	$8,309,206
Proceeds from exercise of stock
options	6,041	60	53,102			53,162
Net proceeds from issuance of
common stock	1,712,000	17,120	14,867,753			14,884,873
Net loss				(359,898)		(359,898)
Other comprehensive loss, net of
taxes of $34,107					(66,208)	(66,208)

Comprehensive loss						(426,106)

Balance, June 30, 2005	3,036,734	$30,367	$25,034,235	$(2,252,364)	$8,897	$22,821,135

Balance, December 31, 2005	3,044,054	$30,441	25,098,578	$(1,852,946)	$(181,415)	$23,094,658
Proceeds from exercise of stock
options	20,927	209	188,574			188,783
Stock based compensation expense			68,681			68,681
Net income				730,436		730,436
Other comprehensive loss, net of
taxes of $83,279					(161,660)	(161,660)

Comprehensive income						568,776

Balance, June 30, 2006	3,064,981	$30,650	25,355,833	$(1,122,510)	$(343,075)	$23,920,898

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$730,436	$(359,898)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	828,000	803,000
Depreciation and amortization expense	139,922	103,134
Discount accretion and premium amortization	(11,345)	(1,663)
Stock based compensation expense	68,681	-
Increase in deferred income tax benefit	(346,213)	(185,200)
Proceeds from sale of residential mortgages held-for-sale	21,142,111	7,862,518
Disbursements for residential mortgages held-for-sale	(22,879,253)	(7,987,918)
Increase in accrued interest receivable	(362,247)	(251,040)
Increase in accrued interest payable	239,345	246,932
Increase in other assets	(324,493)	(83,733)
Increase in other liabilities	496,206	14,200

Net cash provided (used) by operating activities	(278,850)	160,332

Cash flows from investing activities:
Purchases of securities available-for-sale	(15,459,381)	(93,700)
Calls and maturities of securities available-for-sale	862,871	812,190
Net increase in loans receivable	(66,120,261)	(64,496,338)
Purchase of premises, furniture and equipment	(432,438)	(225,766)

Net cash used by investing activities	(81,149,209)	(64,003,614)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	25,846,760	27,516,250
Net increase in certificates of deposit and
other time deposits	49,825,166	27,449,259
Increase in notes payable	51,981	-
Proceeds from junior subordinated debentures	8,248,000	-
Increase in FHLB advance	10,000,000	-
Decrease in other borrowings	(29,839)	(5,270)
Proceeds from issuance of common stock, net	-	14,884,873
Proceeds from exercise of stock options	188,783	53,162

Net cash provided by financing activities	94,130,851	69,898,274

Net increase in cash and cash equivalents	12,702,792	6,054,992
Cash and cash equivalents, beginning of period	8,228,057	3,756,431

Cash and cash equivalents, end of period	$20,930,849	$9,811,423

Cash paid during the period for:
Income taxes	$612,076	$-

Interest	$4,465,273	$1,021,940

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 — BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2006 and for the interim periods ended June 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2005 Annual Report on Form 10-KSB.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Tidelands Bancshares, Inc. (the Company) was incorporated on March 27, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the Bank). The Company operated as a development stage company from January 31, 2002 to October 5, 2003. Tidelands Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley and Horry Counties in South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Management’s Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentrations of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

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

Securities Available-for-Sale — Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities — Nonmarketable equity securities include the cost of the Company’s investment in the stock of Federal Home Loan Bank. The stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At June 30, 2006 and December 31, 2005, the Company’s investment in Federal Home Loan Bank stock was $862,100 and $150,600, respectively. Dividends received on this stock are included as interest income on securities available for sale. In addition to stock in the Federal Home Loan Bank, the Company owns $50,000 of stock in a community bank holding company.

Loans Receivable — Loans are stated at their unpaid principal balance. Interest income on loans is computed based upon the unpaid principal balance. Interest income is recorded in the period earned.

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

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged to bad debt expense with a corresponding entry to the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due. There were no impaired loans as of June 30, 2006 or December 31, 2005.

Allowance for Loan Losses — An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Since there is no prior loan loss history, management has elected to maintain the allowance for loan losses at approximately 1.25% of gross loans. Management believes this percentage is consistent with the industry and the markets in which the Bank operates. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Residential Mortgage Loan Held-for-Sale — The Company’s residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments.

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

Premises, Furniture and Equipment — Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 10 years and buildings of 40 years. Leasehold improvements are amortized over the life of the leases, which range from 1 to 10 years. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Securities Sold Under Agreements to Repurchase — The Bank enters into sales of securities under agreements to repurchase. Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Income Taxes — Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses and depreciable premises and equipment.

Earnings (Loss) Per Share — Basic earnings (loss) per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Comprehensive Income — Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Unrealized gains (losses) on securities
available-for-sale	$(244,939)	$(100,315)	$(186,459)	$152,403
Reclassification adjustment for gains
realized in net income	-	-	-	-

Net unrealized gains (losses) on securities	(244,939)	(100,315)	(186,459)	152,403
Tax effect	83,279	34,107	63,396	(51,817)

Net-of-tax amount	$(161,660)	$(66,208)	$(123,063)	$100,586

Statements of Cash Flows — For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Changes in the valuation account of securities available-for-sale, including the deferred tax effects, are considered noncash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the consolidated financial statements.

Off-Balance-Sheet Financial Instruments — In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Pronouncements — The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Risks and Uncertainties — In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Reclassifications — Certain captions and amounts in the 2005 financial statements were reclassified to conform to the 2006 presentation.

Stock-Based Compensation — On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. See Note 19 for assumptions used to estimate the grant-date per share fair value of the options in the table below. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income (loss), as reported	$730,436	$(359,898)	$377,467	$(96,809)
Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects	45,329	-	24,977	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(45,329)	(61,588)	(24,977)	(30,957)

Pro forma net income (loss) including stock-based
compensation cost based on fair-value method	$730,436	$(421,486)	$377,467	$(127,766)

Earnings (loss) per share:
Basic - as reported	$0.24	$(0.16)	$0.12	$(0.03)

Basic - pro forma	$0.24	$(0.19)	$0.12	$(0.04)

Diluted - as reported	$0.23	$(0.16)	$0.12	$(0.03)

Diluted - pro forma	$0.23	$(0.19)	$0.12	$(0.04)

NOTE 3 — CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve. At June 30, 2006 and December 31, 2005, the reserve requirement was met by the cash balance in the vault.

NOTE 4 — INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2006
U.S. agency securities	$8,212,801	$7,108	$65,306	$8,154,603
Mortgage-backed securities	17,690,724	17,784	482,382	17,226,126

Total	$25,903,525	$24,892	$547,688	$25,380,729

December 31, 2005
U.S. agency securities	$1,496,229	$-	$14,042	$1,482,187
Mortgage-backed securities	10,560,941	19	260,848	10,300,112

Total	$12,057,170	$19	$274,890	$11,782,299

The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities had no maturity schedule presented as paydowns are expected before contractual maturity dates.

At June 30, 2006 and December 31, 2005, investment securities with a book value of $6,469,582 and $6,155,522 and a market value of $6,167,443 and $5,995,117, respectively, were pledged as collateral for the securities sold under agreements to repurchase.

There were no sales of securities in 2006 or 2005.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006.

Securities available-for-sale:

	Less than
	Twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
U.S. agency securities	$5,968,126	65,306	$-	$-	$5,968,126	$65,306
Mortgage-backed securities	7,990,573	123,380	6,236,667	359,002	14,227,240	482,382

	$13,958,699	$188,686	$6,236,667	$359,002	$20,195,366	$547,688

Securities classified as available-for-sale are recorded at fair market value. Approximately 30.9% of the unrelated losses, or six securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

NOTE 5 — LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

	June 30,	December 31,
	2006	2005
Real estate - construction	$118,294,119	$81,877,706
Real estate - mortgage	100,172,032	85,025,130
Commercial and industrial	25,891,812	11,360,229
Consumer	1,719,933	1,708,116
Deferred loan fees, net	(297,467)	(311,013)

Total loans receivable, gross	245,780,429	179,660,168
Less allowance for loan loss	3,073,000	2,245,000

Total loans receivable, net	$242,707,429	$177,415,168

The composition of gross loans by rate type is as follows:

	June 30,	December 31,
	2006	2005
Variable rate loans	$186,164,329	$160,949,770
Fixed rate loans	59,616,100	18,710,398

Total gross loans	$245,780,429	$179,660,168

Transactions in the allowance for loan losses are summarized below:

	June 30,	December 31,
	2006	2005
Balance, beginning of year	$2,245,000	$700,000
Provision charged to operations	828,000	1,545,000

Balance, end of period	$3,073,000	$2,245,000

Gross loans outstanding, end of period	$245,780,429	$179,660,168

The allowance for loan losses, as a percent of gross loans outstanding, was 1.25% at June 30, 2006 and December 31, 2005. At June 30, 2006 and December 31, 2005, the Bank had no loans in nonaccrual status. Furthermore, there were no loans contractually past due ninety days or more and still accruing interest at June 30, 2006 or December 31, 2005.

NOTE 6 — PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	June 30,	December 31,
	2006	2005
Land and land improvements	$2,970,884	$2,970,884
Building and leasehold improvements	1,838,294	1,838,294
Furniture and equipment	919,874	869,459
Software	244,391	230,989
Construction in progress	366,022	41,252

Total	6,339,465	5,950,878
Less, accumulated depreciation	529,042	432,971

Premises, furniture and equipment, net	$5,810,423	$5,517,907

Depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $139,922 and $103,328, respectively.

NOTE 7 — DEPOSITS

At June 30, 2006, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Within one year	$86,501,715
After one through two years	6,555,699
Greater than two years	187,852

Total	$93,245,266

NOTE 8 — SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows for the periods ended June 30, 2006 and December 31, 2005:

	2006	2005
Amount outstanding at period end	$6,500,000	$6,500,000
Average amount outstanding during period	6,500,000	6,500,000
Maximum outstanding at any period -end	6,500,000	6,500,000
Weighted average rate paid at period -end	5.59%	4.66%
Weighted average rate paid during the period	5.40%	3.69%

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amounts of securities underlying the agreements are book entry securities. The agreements are collateralized by certain investment securities as described in the investment securities footnote.

NOTE 9 — NOTE PAYABLE

On July 12, 2005, the Company executed a note with Nexity Bank to borrow $1,680,000. The principal balance was paid off on July 12, 2006.

Interest based on the prime rate minus 100 basis points (7.0% at June 30, 2006) was payable monthly. Proceeds from the note were used to purchase property for future branch use.

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES

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

The Capital Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 138 basis points, which was 6.34% at June 30, 2006. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

The Capital Securities mature or are mandatorily redeemable upon maturity on March 30, 2036 and or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after March 30, 2011. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCE

On June 27, 2006, the Bank took down a prime based advance from the Federal Home Loan Bank (“FHLB”). The advance was $10 million for a two year term. At June 30, 2006, the variable interest rate was 5.395%.

NOTE 12 — OTHER OPERATING EXPENSES

Other operating expenses for the six and three months ended June 30, 2006 and 2005 are summarized below:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Professional fees	$227,779	$123,172	$132,251	$87,748
Telephone expenses	30,239	20,768	15,053	11,927
Office supplies, stationery, and printing	36,101	42,430	20,013	20,812
Insurance	54,288	29,623	25,453	14,053
Postage	11,515	7,231	4,714	4,284
Data processing	83,345	54,761	43,118	30,896
Other	429,153	266,010	258,262	151,020

Total	$872,420	$543,995	$498,864	$320,740

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 14 — EARNINGS (LOSS) PER SHARE

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

Basic and diluted earnings (loss) per share are computed below:

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings (loss) per share computation:
Net income (loss) available to common shareholders	$730,436	$(359,898)	$377,467	$(96,809)

Average common shares outstanding - basic	3,046,073	2,194,455	3,047,889	3,036,734

Basic earnings (loss) per share	$0.24	$(0.16)	$0.12	$(0.03)

Diluted earnings (loss) per share computation:
Net income (loss) available to common shareholders	$730,436	$(359,898)	$377,467	$(96,809)

Average common shares outstanding - basic	3,046,073	2,194,455	3,047,889	3,036,734
Incremental shares from assumed conversions:
Stock options	82,086	7,837	104,958	14,766

Average common shares outstanding - diluted	3,128,159	2,202,292	3,152,847	3,051,500

Diluted earnings (loss) per share	$0.23	$(0.16)	$0.12	$(0.03)

NOTE 15 — REGULATORY MATTERS

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

As of June 30, 2006 and December 31, 2005, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at June 30, 2006 and December 31, 2005.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
Total capital (to risk-weighted assets)	$34,120,000	13.32%	$20,498,560	8.00%	$25,623,200	10.00%
Tier 1 capital (to risk-weighted assets)	31,047,000	12.12%	10,249,280	4.00%	15,373,920	6.00%
Tier 1 capital (to average assets)	31,047,000	11.27%	11,021,090	4.00%	13,776,360	5.00%
December 31, 2005
Total capital (to risk-weighted assets)	$24,488,000	12.14%	$16,143,040	8.00%	20,178,800	10.00%

Tier 1 capital (to risk-weighted assets)	22,243,000	11.02%	8,071,520	4.00%	12,107,280	6.00%
Tier 1 capital (to average assets)	22,243,000	11.76%	7,567,880	4.00%	9,459,850	5.00%

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2006 and December 31, 2005.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2006
Total capital (to risk-weighted assets)	$32,726,000	12.81%	$20,442,160	8.00%	$25,552,700	10.00%
Tier 1 capital (to risk-weighted assets)	29,653,000	11.60%	10,221,080	4.00%	15,331,620	6.00%
Tier 1 capital (to average assets)	29,653,000	11.24%	10,550,620	4.00%	13,188,270	5.00%
December 31, 2005
Total capital (to risk-weighted assets)	$24,183,000	12.00%	$16,119,120	8.00%	$20,148,900	10.00%
Tier 1 capital (to risk-weighted assets)	21,938,000	10.89%	8,059,560	4.00%	12,089,340	6.00%
Tier 1 capital (to average assets)	21,938,000	11.59%	7,569,900	4.00%	9,462,380	5.00%

NOTE 16 — UNUSED LINES OF CREDIT

As of June 30, 2006, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $23,500,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $19.8 million at June 30, 2006.

NOTE 17 — SHAREHOLDERS’ EQUITY

Private Placement – On March 30, 2005, the Company closed a private placement in which 1,712,000 shares of the Company’s common stock were issued at a purchase price of $9.35 per share. Net proceeds after deducting placement agent fees and expenses were $14.9 million. Proceeds from the offering have been used to support the growth of the Company.

Restrictions on Dividends — South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to Tidelands Bancshares, Inc. are payable only from the undivided profits of the Bank. At June 30, 2006, the Bank had negative undivided profits. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

NOTE 18 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2006.

Amount

Commitments to extend credit	$71,437,539
Standby letters of credit	50,000

Total	$71,487,539

NOTE 19 — STOCK COMPENSATION PLANS

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

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	14.95%	7.57%	18.10%	7.57%
Risk-free interest rate	4.74%	4.14%	5.09%	4.14%
Expected life in years	6.32	8.01	6.78	8.01

The weighted-average fair value of options, calculated using the binomial option valuation model, granted during 2005 is $2.68 and $3.72 for options granted in 2006.

A summary of the status of the Company’s stock option plan for the six and three months ended June 30, 2006 is presented below:

	Six Month Ended		Three Months Ended
	June 30, 2006		June 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	245,619	$9.01	253,352	$9.16
Granted	18,763	12.49	5,363	14.42
Exercised	(20,927)	9.02	(19,426)	8.95
Cancelled	(4,816)	8.95	(650)	9.88

Outstanding at June 30, 2006	238,639	$9.29	238,639	$9.29

Options exercisable at June 30, 2006	85,654		85,654

Shares available for grant	313,124		313,124

The following table summarizes information about the stock options outstanding under the Company’s plans at June 30, 2006:

		Options Outstanding		Options Exercisable
	Weighted	Weighted	Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 6/30/06	Contractual Life	Price	at 6/30/06	Price
$8.80 to $9.00	176,446	8.06 years	$8.80	68,181	$8.80
$9.01 to $10.00	43,430	9.32 years	$9.89	16,160	$9.98
$10.01 to $20.00	18,763	9.77 years	$12.49	1,313	$13.80

	238,639	8.43 years	$9.29	85,654	$9.10

Item 2. Management’s Discussion and Analysis or Plan of Operation

        The following is a discussion of our financial condition as of June 30, 2006 compared to December 31, 2005 and the results of operations for the six and three months ended June 30, 2006 compared to the six and three months ended June 30, 2005. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2005 Annual Report on Form 10-KSB.

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

        The following discussion describes our results of operations for the six and three months ended June 30, 2006 as compared to the six and three months ended June 30, 2005 and also analyzes our financial condition as of June 30, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        We have included a number of unaudited tables to assist in our description of various measures of our financial

performance.     The “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the six and three months ended June 30, 2006 and 2005. Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our consolidated financial statements as of June 30, 2006.

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

Results of Operations

Income Statement Review

Summary

Six months ended June 30, 2006 and 2005

        Our net income was $730,000 and our net loss was $360,000 for the six months ended June 30, 2006 and 2005, respectively. Net income before income tax expense was $1.2 million for the six months ended June 30, 2006 compared to a net loss before income tax benefit of $545,000 for the six months ended June 30, 2005. The $1.7 million increase in net income before income tax effect resulted from increases of $2.6 million in net interest income after provision for loan losses and $248,000 in other income partially offset by a $1.2 million increase in noninterest expense. We recorded provisions for loan losses of $828,000 and $803,000 for the six months ended June 30, 2006 and 2005, respectively.

Three months ended June 30, 2006 and 2005

        Our net income was $377,000 and our net loss was $97,000 for the three months ended June 30, 2006 and 2005, respectively. Net income before income tax expense was $624,000 for the three months ended June 30, 2006 compared to a net loss before income tax benefit of $147,000 for the three months ended June 30, 2005. The $771,000 increase in net income before income tax effect resulted from increases of $1.3 million in net interest income after provision for loan losses and $117,000 in other income partially offset by a $655,000 increase in noninterest expense. We recorded provisions for loan losses of $344,000 and $431,000 for the three months ended June 30, 2006 and 2005, respectively.

Net Interest Income

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio is the primary driver of the increase in net interest income. During the six months ended June 30, 2006, our loan portfolio increased $66.1 million from the year end balance. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

        Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. At June 30, 2006, loans represented 81.4% of total assets, while securities and federal funds sold represented 14.5% of total assets. While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional capital and deposits are obtained, we also anticipate increasing the size of the investment portfolio.

        The recent historically low interest rate environment has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in fewer locations, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn allowed us to focus on growing our loan portfolio. At June 30, 2006, retail deposits represented $118.0 million, or 42.7% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings. Commercial deposits represented $27.2 million, or 9.8% of total funding, borrowings represented $26.3 million, or 9.5% of total funding, and wholesale out-of-market deposits represented $105.2 million, or 38.0% of total funding.

        We have converted our two loan production offices into full service branches, one in the second quarter of 2005 and the other in the fourth quarter of 2005. We have begun constructing permanent facilities in Myrtle Beach and Summerville which we plan to open in early 2007. In addition, we plan to open two new full service branch offices in the Park West area of Mount Pleasant and the West Ashley area of Charleston by the end of the second quarter of 2007. We plan to focus our efforts at these locations on obtaining lower cost deposits that are less affected by rising rates. We plan to continue to offer aggressive rates on investment checking accounts and money market accounts. Based on prior experience, we anticipate the majority of these funds to be retained as core deposits. Our goal is to maintain a higher than average percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. Although we anticipate that these additional retail deposit offices will assist us in meeting these objectives, we also anticipate that the current deposit strategies and the opening of the new offices will have a dampening effect on earnings in the latter half of 2006 and early 2007. However, we believe that these two strategies will provide additional customers in our new markets and will provide a lower alternative cost of funding in a higher or rising interest rate environment.

        As more fully discussed in the “- Market Risk” and “- Liquidity and Interest Rate Sensitivity” sections below, at June 30, 2006, 75.7% of our loans had variable rates. Given our high percentage of rate-sensitive loans, our primary focus to date has been to obtain short-term liabilities to fund our asset growth. This strategy allows us to manage the impact on our earnings resulting from changes in market interest rates. At June 30, 2006, 97.3% of our interest-bearing liabilities are expected to reprice within one year.

        We intend to maintain a capital level for the bank that exceeds the FDIC requirements to be classified as a “well capitalized” bank. To provide the additional capital needed to support our bank’s growth in assets, during the first quarter of 2005 we borrowed $2.1 million under a short-term holding company line of credit. In addition, on March 30, 2005, we completed a private placement of 1,712,000 shares of our common stock at a purchase price of $9.35 per share to increase our capital. Net proceeds from the offering were approximately $14.9 million. Upon closing the transaction, the holding company line of credit was repaid in full.

On February 22, 2006, Tidelands Statutory Trust, a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating proceeds of $8.0 million. The trust loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

        In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the six months ended June 30, 2006 increased primarily because we had more interest-earning assets than interest-bearing liabilities. For the six months ended June 30, 2006 and 2005, average interest-earning assets exceeded average interest-bearing liabilities by $25.3 million and $19.0 million, respectively.

        The impact of the Federal Reserve’s recent interest rate increases resulted in an increase in both the yields on our variable rate assets and the rates we paid for our short-term deposits and borrowings. The net interest spread and net interest margin increased during the six months ended June 30, 2006 as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates increased over the period. Our net interest margins for the six months ended June 30, 2006 and 2005 were 3.91% and 3.74%, respectively. We anticipate that additional increases in short-term rates will result in an increase in loan yields, while higher rates on our interest-bearing deposits and borrowings will result in a higher cost of funds to us. If short-term rates decrease, we anticipate that loan yields will decrease, while lower rates on our interest-bearing deposits and borrowings will result in a lower cost of funds to us.

Six Months Ended June 30, 2006 and 2005

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the six months ended June 30 2006 and 2005 all investments were taxable. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. We have not experienced any nonaccrual loans to date.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended			For the Six Months Ended
	June 30, 2006			June 30, 2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Earning assets:
Interest bearing balances	$66	$-	1.03%	$58	$1	2.69%
Federal funds sold	4,021	94	4.69%	4,209	57	2.75%
Investment securities	15,784	396	5.06%	13,971	323	4.66%
Loans receivable	216,872	8,807	8.19%	86,443	2,830	6.60%

Total earning assets	236,743	9,297	7.92%	104,681	3,211	6.19%

Nonearning assets:
Cash and due from banks	1,668			1,279
Mortgages held for sale	1,389			609
Premises and equipment, net	5,658			889
Other assets	2,449			1,647
Allowance for loan losses	2,714			(1,027)

Total nonearning assets	8,450			3,397

Total assets	245,193			$108,078

Interest-bearing liabilities:
Interest bearing transactions accounts	2,823	24	1.70%	$3,820	24	1.25%
Savings & money market	125,972	2,713	4.34%	40,682	595	2.95%
Time deposits less than $100,000	35,370	840	4.79%	12,310	189	3.09%
Time deposits greater than $100,000	32,304	700	4.37%	21,646	346	3.22%
Junior subordinated debentures	5,878	184	6.32%	-	-	-%
FHLB advance	221	6	5.14%	-	-	-%
Other borrowings	8,907	238	5.39%	7,200	115	3.23%

Total interest-bearing liabilities	211,475	4,705	4.49%	85,658	1,269	2.99%

Noninterest-bearing liabilities:
Demand deposits	9,536			6,188
Other liabilities	861			448
Shareholders' equity	23,321			15,784

Total liabilities and shareholders' equity	$245,193			$108,078

Net interest income		$4,592			$1,942

Net interest spread			3.43%			3.20%

Net interest margin			3.91%			3.74%

_______________
(1) Annualized for the six month period.

        The net interest spread and net interest margin increased during the six months ended June 30, 2006 primarily as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates began to increase over the period.

        Interest income for the six months ended June 30, 2006 was $9.3 million, consisting of $8.8 million on loans, $396,000 on investments and interest bearing balances, and $94,000 on federal funds sold. Interest income for the six months ended June 30, 2005 was $3.2 million, consisting of $2.8 million on loans, $324,000 on investments and interest-bearing balances, and $57,000 on federal funds sold. Interest and fees on loans represented 94.7% and 88.1% of total interest income for the six months ended June 30, 2006 and 2005, respectively. Income from investments, federal funds sold and interest bearing balances represented 5.3% and 11.9% of total interest income for the six months ended June 30, 2006 and 2005, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 91.6% and 82.6% of average interest-earning assets for the six months ended June 30, 2006 and 2005, respectively.

        Interest expense for the six months ended June 30, 2006 was $4.7 million, consisting of $4.3 million related to deposits, $238,000 related to other borrowings, $184,000 related to junior subordinated debentures and $6,000 related to FHLB advances. Interest expense for the six months ended June 30, 2005 was $1.3 million, consisting of $1.2 million related to deposits and $115,000 related to other borrowings. Interest expense on deposits for the six months ended June 30, 2006 and 2005 represented 90.9% of total interest expense for both periods, while interest expense on borrowings represented 5.1% and 9.1%, respectively, of total interest expense. Interest expense on junior subordinated debentures represented 3.9% of total interest expense for the six months ended June 30, 2006. Interest expense on the FHLB advance represented 0.1% of total interest expense for the six months ended June 30, 2006. During the six months ended June 30, 2006, average interest-bearing liabilities were higher by $125.8 million than for the same period in 2005, other borrowings averaged $1.7 million higher, and junior subordinated debentures averaged $5.9 million higher during the six months ended June 30, 2006.

        Net interest income, the largest component of our income, was $4.6 million and $1.9 million for the six months ended June 30, 2006 and June 30, 2005, respectively. The $2.7 million increase in net interest income for the six months ended June 30, 2006 compared to the same period in 2005 resulted from a $6.1 million increase in interest income offset by a $3.4 million increase in interest expense. The significant increase in 2006 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities and an increase in the net interest margin.

        Our net interest spread was 3.43% for the six months ended June 30, 2006, compared to 3.20% for the six months ended June 30, 2005. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin for the six months ended June 30, 2006 was 3.91%, compared to 3.74% for the six months ended June 30, 2005. For the second quarter of 2006, interest-earning assets averaged $236.7 million, compared to $104.7 million in the same quarter of 2005. During the same periods, average interest-bearing liabilities were $211.5 million and $85.7 million, respectively.

Three Months Ended June 30, 2006 and 2005

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During three months ended June 30, 2006 and 2005 all investments were taxable. During the same periods, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year. We have not experienced any nonaccrual loans to date.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended			For the Three Months Ended
	June 30, 2006			June 30, 2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
			dollars in thousands
Earning assets:
Interest bearing balances	$113	$-	0.50%	$13	$-	8.26%
Federal funds sold	3,791	44	4.70%	4,341	32	2.95%
Investment securities	19,576	254	5.19%	13,744	159	4.64%
Loans receivable	233,324	4,824	8.29%	105,870	1,792	6.79%

Total earning assets	256,804	5,122	8.00%	123,968	1,983	6.42%

Nonearning assets:
Cash and due from banks	1,885			1,414
Mortgages held for sale	1,342			658
Premises and equipment, net	5,760			926
Other assets	2,596			1,822
Allowance for loan losses	(2,925)			(1,251)

Total nonearning assets	8,658			3,569

Total assets	$265,462			$127,537

Interest-bearing liabilities:
Interest bearing transactions accounts .
	$2,652	13	1.96%	$4,456	13	1.19%
Savings & money market	129,245	1,453	4.51%	46,139	388	3.37%
Time deposits less than $100,000	41,630	512	4.93%	13,615	108	3.19%
Time deposits greater than $100,000	39,607	444	4.50%	25,926	210	3.25%
Junior subordinated debentures	8,248	134	6.50%	-	-	-%
FHLB advance	439	6	5.14%	-	-	-%
Other borrowings	9,395	131	5.60%	6,835	57	3.36%

Total interest-bearing liabilities	231,216	2,693	4.67%	96,971	776	3.21%

Noninterest-bearing liabilities:
Demand deposits	9,730			7,211
Other liabilities	1,035			531
Shareholders' equity	23,481			22,824

Total liabilities and shareholders' equity	$265,462			$127,537

Net interest income		$2,429			$1,207

Net interest spread			3.33%			3.21%

Net interest margin			3.79%			3.91%

__________
(1) Annualized for the three month period

        During the three months ended June 30, 2006, the net interest spread declined slightly from the first quarter 2006 amount while increasing over the comparable period in 2005. The net interest margin declined for the quarter ended June 30, 2006 when compared to both the previous quarter and the year earlier period.

        Interest income for the three months ended June 30, 2006 was $5.1 million, consisting of $4.8 million on loans, $254,000 on investments and interest bearing balances, and $44,000 on federal funds sold. Interest income for the three months ended June 30, 2005 was $2.0 million, consisting of $1.8 million on loans, $159,000 on investments and $32,000 on federal funds sold. Interest and fees on loans represented 94.2% and 90.4% of total interest income for the three months ended June 30, 2006 and 2005, respectively. Income from investments, federal funds sold and interest bearing balances represented 5.8% and 9.6% of total interest income for the three months ended June 30, 2006 and 2005, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 90.9% and 85.4% of average interest-earning assets for the three months ended June 30, 2006 and 2005, respectively.

        Interest expense for the three months ended June 30, 2006 was $2.7 million, consisting of $2.4 million related to deposits, $131,000 related to other borrowings, $134,000 related to junior subordinated debentures, and $6,000 related to FHLB advances. Interest expense for the three months ended June 30, 2005 was $776,000, consisting of $719,000 related to deposits and $57,000 related to other borrowings. Interest expense on deposits for the three months ended June 30, 2006 and 2005 represented 90.0% and 92.6%, respectively, of total interest expense, while interest expense on borrowings represented 4.9% and 7.4%, respectively, of total interest expense. Interest expense on junior subordinated debentures represented 4.9% for the three months ended June 30, 2006. Interest expense on the FHLB advance represented 0.2% for the three months ended June 30, 2006. During the three months ended June 30, 2006, average interest-bearing liabilities were higher by $134.2 million, other borrowings averaged $2.6 million higher, and junior subordinated debentures averaged $8.2 million higher than for the same period in 2005.

        Net interest income, the largest component of our income, was $2.4 million and $1.2 million for the three months ended June 30, 2006 and June 30, 2005, respectively. The significant increase in 2006 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities and by an increase in the net interest margin.

        The $1.2 million increase in net interest income for the three months ended June 30, 2006 compared to the same period in 2005 resulted from a $3.1 million increase in interest income offset by a $1.9 million increase in interest expense. The increases in net interest income were derived by higher average earning assets and interest-bearing liabilities.

        Our net interest spread was 3.33% for the three months ended June 30, 2006, compared to 3.21% for the three months ended June 30, 2005. Our net interest margin for the three months ended June 30, 2006 was 3.79%, compared to 3.91% for the three months ended June 30, 2005. During the second quarter of 2006, interest-earning assets averaged $256.8 million, compared to $124.0 million in the same quarter of 2005. During the same periods, average interest-bearing liabilities were $231.2 million and $97.0 million, respectively.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Six Months Ended				Six Months Ended
	June 30, 2006 vs. June 30, 2005				June 30, 2005 vs. June 30, 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
				(in thousands)
Interest income
Loans	$4,271	$679	$1,026	$5,976	$1,572	$183	$567	$2,322
Investment securities	42	27	4	73	62	5	1	68
Federal funds sold	(3)	41	(2)	36	(3)	43	(5)	35
Interest bearing balances	-	-	-	-	-	-	1	1

Total interest income	4,310	747	1,028	6,085	1,631	231	564	2,426

Interest expense
Deposits	1,735	554	834	3,123	546	111	279	936
Junior subordinated debentures	-	-	184	184	-	-	-	-
FHLB advance	-	-	6	6	-	-	-	-
Other borrowings	27	78	18	123	5	58	6	69

Total interest expense	1,762	632	1,042	3,436	551	169	285	1,005

Net interest income	$2,548	$115	$(14)	$2,649	$1,080	$62	$279	$1,421

	Three Months Ended				Three Months Ended
	June 30, 2006 vs. June 30, 2005				June 30, 2005 vs. June 30, 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
				(in thousands)
Interest income
Loans	$2,157	$397	$477	$3,031	$947	$132	$396	$1,475
Investment securities	67	19	8	94	16	2	-	18
Federal funds sold	(4)	19	(2)	13	-	21	-	21
Interest bearing balances	2	-	(2)	-	-	-	-	-

Total interest income	2,222	435	481	3,138	963	155	396	1,514

Interest expense
Deposits	981	306	417	1,704	301	88	192	581
Junior subordinated debentures	-	-	134	134	-	-	-	-
FHLB advanceces	-	-	6	6	-	-	-	-
Other borrowings	21	38	14	73	1	32	1	34

Total interest expense	1,002	344	571	1,917	302	120	193	615

Net interest income	$1,220	$91	$(90)	$1,221	$661	$35	$203	$899

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “- Balance Sheet Review — Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Six Months Ended June 30, 2006 and 2005

        Included in the statement of operations for the six months ended June 30, 2006 and 2005 is a noncash expense related to the provision for loan losses of $828,000 and $803,000, respectively. The allowance for loan losses increased by the entire provision expense for loan losses because we did not incur any net charge-offs. The increase was in response to the $66.1 million and the $64.5 million growth in loans for the six months ended June 30, 2006 and 2005, respectively.

Three Months Ended June 30, 2006 and 2005

        Included in the statement of operations for the three months ended June 30, 2006 and 2005 is a noncash expense related to the provision for loan losses of $344,000 and $431,000, respectively. The allowance for loan losses decreased because loan growth in the three months ended June 30, 2006 was smaller than in the comparable period in 2005.

Noninterest Income

        The following table sets forth information related to our noninterest income.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Service fees on deposit accounts	$11	$5	$6	$2
Residential mortgage origination income	296	128	138	68
Origination income on mortgage loans sold	47	20	22	11
Other service fees and commissions	64	22	39	12
Other	9	3	7	2

Total noninterest income	$427	$178	$212	$95

Six Months Ended June 30, 2006 and 2005

        Noninterest income for the six months ended June 30, 2006 was $427,000, an increase of $249,000 compared to noninterest income of $178,000 during the same period in 2005. The increase was primarily attributable to increases in residential mortgage origination income.

        Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination fees were $296,000 and $128,000 for the six months ended June 30, 2006 and 2005, respectively. The increase of $168,000 in 2006 related primarily to greater volume in the mortgage department as we expanded this line of business with additional originators. We received $47,000 of origination income on mortgage loans sold for the six months ended June 30, 2006 compared to $20,000 for the same period in 2005. We anticipate that the level of mortgage origination fees will decrease if the mortgage refinancing business declines due to higher long term interest rates.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $11,000 and $5,000 for the six months ended June 30, 2006 and 2005, respectively. The additional $6,000 of income resulted from the larger number of customer accounts. Similarly, other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $42,000 to $64,000 for the six months ended June 30, 2006 when compared to the same period in 2005.

        Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $9,000 and $3,000 for the six months ended June 30, 2006 and 2005, respectively.

Three Months Ended June 30, 2006 and 2005

        Noninterest income for the three months ended June 30, 2006 was $212,000, an increase of $117,000 compared to noninterest income of $95,000 during the same period in 2005. The increase was primarily attributable to an increase in residential mortgage origination income.

        Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination fees were $138,000 and $68,000 for the three months ended June 30, 2006 and 2005, respectively. The increase of $70,000 in 2006 related primarily to greater volume in the mortgage department as we expanded this line of business with additional originators. We received $22,000 of origination income on mortgage loans sold for the three months ended June 30, 2006 compared to $11,000 for the same period in 2005.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $6,000 and $2,000 for the three months ended June 30, 2006 and 2005, respectively. The additional $4,000 of income resulted from the larger number of customer accounts. Similarly, other service fees, commissions, and the fee income received from customer NSF transactions increased $27,000 to $39,000 for the three months ended June 30, 2006 when compared to the same period in 2005.

        Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $7,000 and $2,000 for the three months ended June 30, 2006 and 2005, respectively.

Noninterest Expense

        The following table sets forth information related to our noninterest expense.

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(in thousands)
Salaries and employee benefits	$1,842	$1,045	$1,002	$555
Occupancy	172	157	96	82
Furniture and equipment expense	144	117	76	61
Professional fees	228	123	132	88
Advertising and marketing	108	75	63	57
Insurance	54	30	25	14
Data processing and related costs	83	55	43	31
Telephone	30	21	15	12
Postage	12	7	5	4
Office supplies, stationery and printing	36	42	20	21
Other	322	191	196	94

Total noninterest expense	$3,031	$1,863	$1,673	$1,019

Six Months Ended June 30, 2006 and 2005

        We incurred noninterest expense of $3.0 million for the six months ended June 30, 2006 compared to $1.9 million for the six months ended June 30, 2005. The $797,000 increase in salaries and employee benefits and $105,000 increase in professional fees accounted for 77.2% of the $1.2 million increase in noninterest expense for the six months ended June 30, 2006 compared to the same period in 2005. A significant portion of the increase in professional fees is related to additional legal, audit, and compliance expenses. The remaining $266,000 increase resulted primarily from increase of $15,000 in occupancy, and increases of $27,000 in furniture and equipment expense, $33,000 in marketing costs, $25,000 in insurance costs, $28,000 in data processing and related costs, and $138,000 in other expense. The increase in marketing expense relates to expanding our market awareness in the Charleston and Myrtle Beach markets, while a significant portion of the increase in other expense was due to increased costs of postage, office supplies, and additional staff education and training.

        Salaries and employee benefits expense was $1.8 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. These expenses represented 60.8% and 56.1% of our total noninterest expense for the six months ended June 30, 2006 and 2005, respectively. The $797,000 increase in salaries and employees benefits expense in 2006 compared to 2005 resulted from increases of $419,000 in base compensation, $186,000 in additional incentive compensation, $69,000 in stock based compensation, and $123,000 in higher benefits costs. The $419,000 increase in base compensation expense related to the cost of employing 15 additional employees as well as annual salary increases.

        Data processing and related costs increased $17,000, or 44.7%, for the six months ended June 30, 2006 compared to the same period in 2005. These expenses were $83,000 and $55,000 for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, our data processing costs for our core processing system were $55,000 compared to $38,000 for the six months ended June 30, 2005. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts, the related number of transactions, and the bank’s asset size.

Three Months Ended June 30, 2006 and 2005

        We incurred noninterest expense of $1.7 million for the three months ended June 30, 2006 compared to $1.0 million for the three months ended June 30, 2005. The $447,000 increase in salaries and employee benefits and $45,000 increase in professional fees accounted for 75.2% of the $655,000 increase in noninterest expense for the three months ended June 30, 2006 compared to the same period in 2005. A significant portion of the increase in professional fees is related to additional legal, audit, and compliance expenses. The increase was due to additional personnel and facilities to better service our customers. The remaining $162,000 increase resulted primarily from increase of $15,000 in furniture and equipment expense and $14,000 in occupancy costs, and increases of $5,000 in marketing costs, $11,000 in insurance costs, $12,000 in data processing and related costs, and $105,000 in other expense. The reasons for the increase in marketing expense were consistent with those discussed above for the six month period.

        Salaries and employee benefits expense was $1.0 million and $555,000 for the three months ended June 30, 2006 and 2005, respectively. These expenses represented 59.9% and 54.5% of our total noninterest expense for the three months ended June 30, 2006 and 2005, respectively. The $447,000 increase in salaries and employee benefits expense in 2006 compared to 2005 resulted from increases of $232,000 in base compensation, $120,000 in additional incentive compensation, $39,000 in stock based compensation, and $56,000 in higher benefits costs and payroll taxes.

        Data processing and related costs increased $8,000, or 40.0%, for the three months ended June 30, 2006 compared to the same period in 2005. These expenses were $43,000 and $31,000 for the three months ended June 30, 2006 and 2005, respectively. During the three months ended June 30, 2006, our data processing costs for our core processing system were $28,000 compared to $20,000 for the three months ended June 30, 2005. Data processing costs increased $8,000, or 40.0%, for the three months ended June 30, 2006 compared to the same period in 2005.

Income Tax Expense

      Six Months Ended June 30, 2006 and 2005

        Income tax expense was $429,000 for the six months ended June 30, 2006. We recorded an income tax benefit of $185,000 for the six months ended June 30, 2005. This change relates to the fact that our earnings position changed from a pre-tax net loss in the first half of 2005 to pre-tax net income for 2006. Income taxes are based on effective tax rates of 37.0% and 34.0% for the six months ended June 30, 2006 and 2005, respectively.

      Three Months Ended June 30, 2006 and 2005

        Income tax expense was $247,000 for the three months ended June 30, 2006. We recorded an income tax benefit of $50,000 for the three months ended June 30, 2005. This change relates to the fact that our earnings position changed from a pre-tax net loss in the first half of 2005 to pre-tax net income for 2006. Income taxes are based on effective tax rates of 39.5% and 34.0% for the three months ended June 30, 2006 and 2005, respectively.

Balance Sheet Review

General

        At June 30, 2006, we had total assets of $301.9 million, consisting principally of $242.7 million in net loans, $2.9 million in mortgage loans held for sale, $26.3 million in investment securities, $17.4 million in federal funds sold, $5.8 million in net premises, furniture and equipment, and $3.5 million in cash and due from banks. Our liabilities at June 30, 2006 totaled $278.0 million, consisting principally of $250.3 million in deposits, $6.5 million in securities sold under agreements to repurchase, $8.2 million in junior subordinated debentures, $10.0 million in FHLB advances, and $1.6 million in a note payable. At June 30, 2006, our shareholders’ equity was $23.9 million.

Federal Funds Sold

        At June 30, 2006, our $17.4 million in short-term investments in federal funds sold on an overnight basis comprised 5.8% of total assets, compared to $6.4 million, or 3.1% of total assets, at December 31, 2005. The increase is due to us taking advantage of special pricing at the Federal Home Loan Bank to lock in funding for near term growth.

Investments

        At June 30, 2006, the $25.4 million in our available for sale investment securities portfolio represented approximately 8.4% of our total assets compared to $11.8 million, or 5.7% of total assets, at December 31, 2005. We held U.S. government agency securities and mortgage-backed securities with a fair value of $25.4 million and an amortized cost of $25.9 million for a net unrealized loss of $523,000. As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

        Contractual maturities and yields on our investments at June 30, 2006 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
			(dollars in thousands)
Available for Sale:
U.S. agency securities	$1,975	5.47%	$5,697	5.68%	$483	6.32%	$8,155	5.67%
Mortgage-backed
securities	909	3.64%	1,973	4.85%	14,344	5.29%	17,226	5.15%

Total	$2,884	4.87%	$7,670	5.46%	$14,827	5.32%	$25,381	5.31%

        At June 30, 2006, our investments included U.S. government agency bonds issued by the Federal Home Loan Bank, Federal Farm Credit Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $5.0 million, $1.0 million, $487,000, and $1.8 million, respectively. Mortgage-backed securities consist of securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association with amortized costs of approximately $3.5 million and $14.1 million, respectively.

        Other nonmarketable equity securities at June 30, 2006 consisted of Federal Home Loan Bank stock with a cost of $862,100, and other investments of $50,000.

        The amortized costs and the fair value of our investments at June 30, 2006 and December 31, 2005 are shown in the following table.

	June 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(in thousands)
Available for Sale:
U.S. agency securities	$8,213	$8,155	$1,496	$1,482
Mortgage-backed securities	17,691	17,226	10,561	10,300

Total	$25,904	$25,381	$12,057	$11,782

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the six months ended June 30, 2006 and 2005 were $216.9 million and $86.4 million, respectively. Gross loans outstanding at June 30, 2006 and December 31, 2005 were $245.8 million and $179.7 million, respectively.

        Loans secured by real estate mortgages are the principal component of our loan portfolio. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long term residential mortgages for the portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%. Due to the short time our portfolio has existed, the current mix may not be indicative of our future portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

        The following table summarizes the composition of our loan portfolio at June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
		% of		% of
	Amount	Total	Amount	Total
		(dollars in thousands)
Commercial
Commercial and industrial	$25,892	10.53%	$11,360	6.32%
Real Estate
Mortgage	100,172	40.76%	85,025	47.33%
Construction	118,294	48.13%	81,878	45.57%

Total real estate	218,466	88.89%	166,903	92.90%

Consumer
Consumer	1,719	0.70%	1,708	0.95%
Deferred origination fees, net	(297)	(0.12%)	(311)	(0.17%)

Total gross loans, net of deferred fees	245,780	100.00%	179,660	100.00%

Less - allowance for loan losses	(3,073)		(2,245)

Total loans, net	$242,707		$177,415

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2006.

		After one
		but
	One year	within	After five
	or less	five years	years	Total
		(in thousands)
Commercial	$10,099	$13,869	$1,924	$25,892
Real estate	95,431	101,504	21,531	218,466
Consumer	750	933	36	1,719
Deferred origination fees, net	(137)	(161)	1	(297)

Total gross loans, net of
deferred fees	$106,143	$116,145	$23,492	$245,780

Loans maturing after one year with:
Fixed interest rates				$52,766
Floating interest rates				88,906

Total				$141,672

Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible in the future. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Periodically, we adjust the amount of the allowance based on changing circumstances. Although we have not incurred any loan losses as of June 30, 2006, we would recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2006 and 2005.

	June 30,
	2006	2005
	(dollars in thousands)
Balance, beginning of year	$2,245	$700
Net loan losses	-	-
Provision for loan losses	828	803

Balance, end of year	$3,073	$1,503

Total loans outstanding at end of period	$245,780	$119,788

Allowance for loan losses to gross loans	1.25%	1.25%
Net charge-offs to average loans	0.00%	0.00%

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system that we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

        We did not have any nonperforming assets at June 30, 2006 or December 31, 2005. At June 30, 2006 and December 31, 2005, the allowance for loan losses was $3.1 million and $2.2 million, respectively, or 1.25% and 1.25%, respectively, of outstanding loans.

        At June 30, 2006 and December 31, 2005, we did not have any loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. There has not been any foregone interest income on nonaccrual loans. As of June 30, 2006, we had three loans with a current principal balance of $724,000 on the watch list.

Deposits

        Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds. Accordingly, it has become more difficult to attract local deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, primarily through internet sources. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain deposits with more favorable terms than are readily available in our local market. We anticipate that the ratio of out-of-market deposits will improve after we open additional retail deposit offices. The amount of out-of-market deposits was $105.2 million, or 42.0% of total deposits, at June 30, 2006, and $34.9 million, or 20.0% of total deposits, at December 31, 2005.

        We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 98.2% and 103.9% at June 30, 2006 and 2005, respectively.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2006 and the year ended December 31, 2005.

	June 30, 2006		December 31, 2005
	Average		Average
	Dollar		Dollar
	Amount	Rate	Amount	Rate
		(dollars in thousands)
Noninterest bearing demand deposits	$9,536	0.00%	$6,992	0.00%
Interest bearing demand deposits	2,823	1.70%	3,285	1.26%
Savings and money market accounts	125,971	4.34%	69,212	3.62%
Time deposits less than $100,000	35,370	4.79%	12,982	3.35%
Time deposits greater than $100,000	32,304	4.37%	23,315	3.33%

Total deposits	$206,004	4.39%	$115,786	3.25%

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2006 and December 31, 2005 is as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
Three months or less	$7,207	$3,447
Over three through six months	8,090	7,684
Over six though twelve months	22,447	8,453
Over twelve months	5,257	3,820

Total	$43,001	$23,404

        The increase in time deposits of $100,000 or more for the six months ended June 30, 2006 compared to year end 2005 resulted from our funding the growth of the bank with a variety of deposits products and the utilization of deposits that were obtained outside of our primary market.

Borrowings and Other Interest-Bearing Liabilities

        The following table outlines our various sources of borrowed funds during the six months ended June 30, 2006 and the year ended December 31, 2005, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average
	Ending	End	End	for the Period
	Balance	Rate	Balance	Balance	Rate
		(dollars in thousands)
At or for the six months
ended June 30, 2006:
Note payable	$1,593	7.0%	$1,593	$1,568	6.71%
Securities sold under agreement to repurchase	6,500	5.59%	6,500	6,500	5.16%
Junior subordinated debentures	8,248	6.34%	8,248	5,878	6.32%
FHLB advance	10,000	5.15%	10,000	221	5.15%
Other borrowings	-	-%	29	17	3.30%
Federal funds purchased	-	-%	6,346	822	5.05%
At or for the year
ended December 31, 2005:
Note payable	$1,541	6.25%	$1,541	$651	5.72%
Securities sold under agreement to repurchase	6,500	4.66%	6,500	6,500	3.69%
Junior subordinated debentures	-	-%	-	-	-%
FHLB advance	-	-%	-	-	-%
Other borrowings	30	3.30%	2,050	304	4.47%
Federal funds purchased	-	-%	937	80	3.41%

Capital Resources

        Total shareholders’ equity was $23.9 million at June 30, 2006 and $23.1 million at December 31, 2005. The increase is attributable to net income of $730,000 for the six months ended June 30, 2006, proceeds from the exercise of stock options of $189,000, an increase in paid in capital relating to accounting for the expense of stock option grants of $69,000, less a reduction of $162,000 in the fair value of available for sale securities.

        The following table shows the annualized return on average assets (net income divided by average total assets), annualized return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six and three months ended June 30, 2006 and 2005. Since our inception, we have not paid any cash dividends.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Return on average assets	0.60%	(0.67%)	0.57%	(0.30%)
Return on average equity	6.32%	(4.60%)	6.45%	(1.70%)
Average equity to average assets ratio	9.51%	14.60%	8.85%	17.90%

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

        The following table sets forth the company’s various capital ratios at June 30, 2006 and December 31, 2005. For all periods, the company was considered “well capitalized.”

Tidelands Bancshares, Inc.	June 30,	December 31,
	2006	2005
Leverage ratio	11.27%	11.76%
Tier 1 risk-based capital ratio	12.12%	11.02%
Total risk-based capital ratio	13.32%	12.14%

        The following table sets forth the bank’s various capital ratios at June 30, 2006 and December 31, 2005. For all periods, the bank was considered “well capitalized.”

Tidelands Bancshares, Inc.	June 30,	December 31,
	2006	2005
Leverage ratio	11.24%	11.59%
Tier 1 risk-based capital ratio	11.60%	10.89%
Total risk-based capital ratio	12.81%	12.00%

        On February 22, 2006, Tidelands Statutory Trust, our non-consolidated subsidiary, issued and sold floating rate capital securities of the trust, generating proceeds of $8.0 million. The trust loaned these proceeds to us to use for general corporate purposes, primarily to provide capital to the bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2006, unfunded commitments to extend credit were $71.4 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At June 30, 2006, there were commitments totaling $50,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        Approximately 75.7% of our loans were variable rate loans at June 30, 2006, and we were liability sensitive at June 30, 2006. We expect to be liability sensitive over the next 12 months because although substantially all of our loans reprice within three months, similarly a majority of our deposits will reprice over the 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on out-of-market deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At June 30, 2006 and December 31, 2005, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $20.9 million and $8.2 million, or 6.9% and 4.0% of total assets, respectively. Our available for sale securities at June 30, 2006 and 2005 amounted to $25.4 million and $11.8 million, or 8.4% and 5.7% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $6.0 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and by raising additional capital. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2005 and 2006, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, we maintain four federal funds purchased lines of credit with correspondent banks totaling $23.5 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.

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

        The following table sets forth information regarding our rate sensitivity, as of June 30, 2006, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three	After one	After
	three	but within	but within	five
	months	twelve months	five years	years	Total
		(dollars in thousands)
Interest-earning assets:
Federal funds sold	$17,419	$-	$-	$-	$17,419
Investment securities	3,590	773	9,412	11,606	25,381
Loans	188,122	6,109	48,741	2,808	245,780

Total interest-earning assets	$209,131	$6,882	$58,153	$14,414	$288,580

Interest-bearing liabilities:
Money market and NOW	$145,661	$-	-	$-	$145,661

Regular savings	111	-	-	-	111
Time deposits	16,422	70,045	6,670	108	93,245
Junior subordinated debentures	8,248	-	-	-	8,248
Other borrowings	8,093	-	-	-	8,093

Total interest-bearing
liabilities	$178,535	$70,045	$6,670	$108	$255,358

Period gap	$30,596	$(63,163)	$51,483	$14,306	$33,222
Cumulative gap	$30,596	$(32,567)	$18,916	$33,222	$33,222
Ratio of cumulative gap to
total earning assets	10.60%	(11.28%)	6.56%	11.51%	11.51%

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of Tidelands Bancshares, Inc. was held on May 15, 2006. The only matter presented to shareholders for consideration was the election of four Class III directors to hold office until the 2009 Annual Meeting of Shareholders. The following chart details the number of votes cast for and the number of votes against or withheld for each nominee listed below.

			% of Votes Cast of
Nominees	For	Against or Withheld	Outstanding Shares
John N. Cagle, III, DMD	1,890,490	1,250	99.9%
Richard L. Granger	1,890,490	1,250	99.9%
Morris Kalinsky	1,890,178	1,562	99.9%
John T. Parker, Jr	1,890,490	1,250	99.9%

The other directors that continued in office after the meeting are as follows:

Class I	Class III
Alan D. Clemmons	Michael W. Burrell
Robert E. "Chip" Coffee, Jr	Paul J. Kerwin, DVM
Barry I. Kalinsky	Tanya D. Robinson

There were no other matters presented for the vote of shareholders at our 2006 Annual Meeting.

Item 6. Exhibits

31.1    Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2    Rule 13a-14(a) Certification of the Principal Financial Officer.

32     Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2006	By: /s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2006	By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                    Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2        Rule 13a-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.