Form 10QSB
period 2006-09-30
TIDELANDS BANCSHARES INC
filed 2006-10-31
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 001-33065

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 4,268,008 shares of common stock, $.01 par value per share, on October 31, 2006

Transitional Small Business Disclosure Format (check one):   Yes       No X

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - September 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations - Nine and Three months ended September 30, 2006 and 2005	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income –
Nine months ended September 30, 2006 and 2005	5

Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005	6

Notes to Consolidated Financial Statements	7-19

Item 2. Management’s Discussion and Analysis or Plan of Operation	20-40

Item 3. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 6. Exhibits	41

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1.   Financial Statements

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,356,199	$1,863,057
Federal funds sold	2,986,000	6,365,000

Total cash and cash equivalents	5,342,199	8,228,057

Securities available for sale	32,816,906	11,782,299
Nonmarketable equity securities	1,182,100	150,600

Total securities	33,999,006	11,932,899

Mortgage loans held for sale	905,269	1,164,849
Loans receivable	268,743,122	179,660,168
Less allowance for loan losses	3,361,000	2,245,000

Loans, net	265,382,122	177,415,168

Premises, furniture and equipment, net	7,030,069	5,517,907
Accrued interest receivable	1,727,340	905,228
Other assets	2,043,646	1,250,054

Total assets	$316,429,651	$206,414,162

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$9,235,990	$7,823,659
Interest-bearing transaction accounts	4,799,943	3,386,849
Savings and money market	141,358,463	120,017,845
Time deposits $100,000 and over	56,901,323	23,404,171
Other time deposits	43,398,783	20,015,928

Total deposits	255,694,502	174,648,452

Note payable	-	1,541,310
Securities sold under agreements to repurchase	10,000,000	6,500,000
Junior subordinated debentures	8,248,000	-
FHLB advances	16,000,000	-
Other borrowings	-	29,840
Accrued interest payable	1,051,382	444,999
Other liabilities	841,394	154,903

Total liabilities	291,835,278	183,319,504

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized; 3,068,008 and 3,044,054 shares issued and
outstanding at September 30, 2006 and December 31, 2005,
respectively	30,680	30,441
Capital surplus	25,422,145	25,098,578
Retained deficit	(737,392)	(1,852,946)
Accumulated other comprehensive income (loss)	(121,060)	(181,415)

Total shareholders' equity	24,594,373	23,094,658

Total liabilities and shareholders' equity	$316,429,651	$206,414,162

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$14,354,568	$5,293,022	$5,547,789	$2,462,710
Securities available for sale, taxable	805,295	483,303	409,487	160,283
Federal funds sold	169,748	154,075	76,158	96,708
Interest-bearing balances	2,322	899	1,986	124

Total	15,331,933	5,931,299	6,035,420	2,719,825

Interest expense:
Time deposits $100,000 and over	1,278,690	584,084	578,863	238,452
Other deposits	5,973,235	1,729,578	2,396,720	921,661
Other borrowings	901,087	196,870	472,811	81,547

Total	8,153,012	2,510,532	3,448,394	1,241,660

Net interest income	7,178,921	3,420,767	2,587,026	1,478,165
Provision for loan losses	1,116,000	1,099,000	288,000	296,000

Net interest income after
provision for loan losses	6,062,921	2,321,767	2,299,026	1,182,165

Noninterest income:
Service charges on deposit accounts	16,753	8,829	5,875	3,586
Residential mortgage origination income	531,502	231,481	188,400	83,697
Other service fees and commissions	100,448	37,229	36,627	14,656
Other	13,918	8,142	4,767	5,317

Total noninterest income	662,621	285,681	235,669	107,256

Noninterest expense:
Salaries and employee benefits	3,052,543	1,738,155	1,210,173	692,773
Net occupancy	333,076	226,896	160,726	70,047
Furniture and equipment	224,033	183,671	79,762	66,772
Other operating	1,345,336	822,200	472,916	278,205

Total noninterest expense	4,954,988	2,970,922	1,923,577	1,107,797

Income (loss) before income taxes	1,770,554	(363,474)	611,118	181,624

Income tax expense (benefit)	655,000	(123,200)	226,000	62,000

Net income (loss)	$1,115,554	$(240,274)	$385,118	$119,624

Earnings (loss) per common share
Basic earnings (loss) per share	$0.37	$(0.10)	$0.13	$0.04

Diluted earnings (loss) per share	$0.36	$(0.10)	$0.12	$0.04

Weighted average common shares outstanding
Basic	3,053,032	2,478,831	3,066,626	3,038,311

Diluted	3,111,196	2,492,538	3,135,202	3,062,605

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2006 and 2005
(Unaudited)

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	Surplus	deficit	income (loss)	Total

Balance, December 31, 2004	1,318,693	$13,187	$10,113,380	$(1,892,466)	$75,105	$8,309,206

Proceeds from exercise of stock
options	9,195	92	80,826			80,918

Net proceeds from issuance of
common stock	1,712,000	17,120	14,867,753			14,884,873

Net loss				(240,274)		(240,274)

Other comprehensive loss, net of
taxes of $57,844					(112,287)	(112,287)

Comprehensive loss						(352,561)

Balance, September 30, 2005	3,039,888	$30,399	$25,061,959	$(2,132,740)	$(37,182)	$22,922,436

Balance, December 31, 2005	3,044,054	$30,441	$25,098,578	$(1,852,946)	$(181,415)	$23,094,658

Proceeds from exercise of stock
options	23,954	239	216,982			217,221

Stock based compensation expense			106,585			106,585

Net income				1,115,554		1,115,554

Other comprehensive loss, net of
taxes of $31,092					60,355	60,355

Comprehensive income						1,175,909

Balance, September 30, 2006	3,068,008	$30,680	$25,422,145	$(737,392)	$(121,060)	$24,594,373

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,115,554	$(240,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,116,000	1,099,000
Depreciation and amortization expense	214,931	164,521
Discount accretion and premium amortization	(24,235)	(9,274)
Stock based compensation expense	106,585	-
Increase in deferred income tax benefit	(414,213)	(123,200)
Proceeds from sale of residential mortgages held-for-sale	31,948,205	10,961,049
Disbursements for residential mortgages held-for-sale	(31,688,625)	(11,216,702)
Increase in accrued interest receivable	(822,113)	(391,197)
Increase in accrued interest payable	606,383	284,834
Increase (decrease) in other assets	(414,915)	16,591
Increase in other liabilities	686,491	93,772

Net cash provided by operating activities	2,430,048	639,120

Cash flows from investing activities:
Purchases of securities available-for-sale	(23,415,707)	(93,700)
Calls and maturities of securities available-for-sale	1,469,726	1,533,397
Net increase in loans receivable	(89,082,954)	(88,533,260)
Purchase of premises, furniture and equipment, net	(1,727,093)	(3,269,235)

Net cash used by investing activities	(112,756,028)	(90,362,798)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	24,166,044	67,410,223
Net increase in certificates of deposit and
other time deposits	56,880,007	20,176,688
Decrease in notes payable	(1,541,311)	-
Proceeds from junior subordinated debentures	8,248,000	-
Increase in FHLB advances	16,000,000	-
Increase in other borrowings	3,470,161	1,510,856
Proceeds from issuance of common stock, net	-	14,884,873
Proceeds from exercise of stock options	217,221	80,918

Net cash provided by financing activities	107,440,122	104,063,558

Net increase (decrease) in cash and cash equivalents	(2,885,858)	14,339,880

Cash and cash equivalents, beginning of period	8,228,057	3,756,431

Cash and cash equivalents, end of period	$5,342,199	$18,096,311

Cash paid during the period for:
Income taxes	$996,614	$-

Interest	$7,546,629	$2,225,698

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2006 and for the interim periods ended September 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2005 Annual Report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Tidelands Bancshares, Inc. (the Company) was incorporated on March 27, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the Bank). The Company operated as a development stage company from January 31, 2002 to October 5, 2003. Tidelands Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry and Beaufort Counties in South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

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

Nonmarketable Equity Securities – Nonmarketable equity securities include the cost of the Company’s investment in the stock of Federal Home Loan Bank. The stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At September 30, 2006 and December 31, 2005, the Company’s investment in Federal Home Loan Bank stock was $1,132,100 and $150,600, respectively. Dividends received on this stock are included as interest income on securities available for sale. In addition to stock in the Federal Home Loan Bank, the Company owns $50,000 of stock in a community bank holding company.

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

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged to bad debt expense with a corresponding entry to the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due. There were no impaired loans as of September 30, 2006 or December 31, 2005.

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

The components of other comprehensive income and related tax effects are as follows:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Unrealized gains (losses) on securities
available-for-sale	$91,447	$(170,131)	$336,388	$(69,817)
Reclassification adjustment for gains
realized in net income	-	-	-	-

Net unrealized gains (losses) on securities	91,447	(170,131)	336,388	(69,817)
Tax effect	(31,092)	57,844	(114,372)	23,738

Net-of-tax amount	$60,355	$(112,287)	$222,016	$(46,079)

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

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

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income (loss), as reported	$1,115,554	$(240,274)	$385,118	$119,624
Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects	70,346	-	25,017	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(70,346)	(77,947)	(25,017)	(16,575)

Pro forma net income (loss) including stock-based
compensation cost based on fair-value method	$1,115,554	$(318,221)	$385,118	$103,049

Earnings (loss) per share:
Basic - as reported	$0.37	$(0.10)	$0.13	$0.04

Basic - pro forma	$0.37	$(0.13)	$0.13	$0.03

Diluted - as reported	$0.36	$(0.10)	$0.12	$0.04

Diluted - pro forma	$0.36	$(0.13)	$0.12	$0.03

NOTE 3 – CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve. At September 30, 2006 and December 31, 2005, the reserve requirement was met by the cash balance in the vault.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2006
U.S. agency securities	$15,903,278	$91,846	$27,457	$15,967,667
Mortgage-backed securities	17,092,608	62,422	305,791	16,849,239

Total	$32,995,886	$154,268	$333,248	$32,816,906

December 31, 2005
U.S. agency securities	$1,496,229	$-	$14,042	$1,482,187
Mortgage-backed securities	10,560,941	19	260,848	10,300,112

Total	$12,057,170	$19	$274,890	$11,782,299

The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities had no maturity schedule presented as paydowns are expected before contractual maturity dates.

At September 30, 2006 and December 31, 2005, investment securities with a book value of $6,469,386 and $6,155,522 and a market value of $6,252,264 and $5,995,117, respectively, were pledged as collateral for the securities sold under agreements to repurchase.

There were no sales of securities in 2006 or 2005.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006.

Securities available-for-sale:

	Less than
	Twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
U.S. agency securities	$2,628,427	$6,819	$1,476,094	$20,638	$4,104,521	$27,457
Mortgage-backed securities	1,942,802	19,361	7,195,699	286,430	9,138,501	305,791

	$4,571,229	$26,180	$8,671,793	$307,068	$13,243,022	$333,248

Securities classified as available-for-sale are recorded at fair market value. Approximately 65.5% of the unrelated losses, or eight securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

NOTE 5 – LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

	September 30,	December 31,
	2006	2005
Real estate - construction	$130,205,924	$81,877,706
Real estate - mortgage	107,592,586	85,025,130
Commercial and industrial	29,497,181	11,360,229
Consumer	1,758,418	1,708,116
Deferred loan fees, net	(310,987)	(311,013)

Total loans receivable, gross	268,743,122	179,660,168
Less allowance for loan loss	3,361,000	2,245,000

Total loans receivable, net	$265,382,122	$177,415,168

The composition of gross loans by rate type is as follows:

	September 30,	December 31,
	2006	2005
Variable rate loans	$184,314,850	$160,949,770
Fixed rate loans	84,428,272	18,710,398

Total gross loans	$268,743,122	$179,660,168

Transactions in the allowance for loan losses are summarized below:

	September 30,	December 31,
	2006	2005
Balance, beginning of year	$2,245,000	$700,000
Provision charged to operations	1,116,000	1,545,000

Balance, end of period	$3,361,000	$2,245,000

Gross loans outstanding, end of period	$268,743,122	$179,660,168

The allowance for loan losses, as a percent of gross loans outstanding, was 1.25% at September 30, 2006 and December 31, 2005. At September 30, 2006 and December 31, 2005, the Bank had no loans in nonaccrual status. Furthermore, there were no loans contractually past due ninety days or more and still accruing interest at September 30, 2006 or December 31, 2005.

NOTE 6 – PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	September 30,	December 31,
	2006	2005
Land and land improvements	$2,970,884	$2,970,884
Building and leasehold improvements	1,838,294	1,838,294
Furniture and equipment	980,852	869,459
Software	245,205	230,989
Construction in progress	1,572,817	41,252

Total	7,608,052	5,950,878
Less, accumulated depreciation	577,983	432,971

Premises, furniture and equipment, net	$7,030,069	$5,517,907

Depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $214,931 and $164,521, respectively.

NOTE 7 – DEPOSITS

At September 30, 2006, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Within one year	$93,877,025
After one through two years	5,539,443
Greater than two years	883,638

Total	$100,300,106

NOTE 8 – SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows for the periods ended September 30, 2006 and December 31, 2005:

	2006	2005
Amount outstanding at period end	$10,000,000	$6,500,000
Average amount outstanding during period	$8,173,913	$6,500,000
Maximum outstanding at any period -end	$10,000,000	$6,500,000
Weighted average rate paid at period -end	5.61%	4.66%
Weighted average rate paid during the period	5.42%	3.69%

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amounts of securities underlying the agreements are book entry securities. The agreements are collateralized by certain investment securities as described in the investment securities footnote.

NOTE 9 – NOTE PAYABLE

On July 12, 2005, the Company executed a note with Nexity Bank to borrow $1,680,000. The principal balance was paid off on July 12, 2006. Interest based on the prime rate minus 100 basis points (7.0% at September 30, 2006) was payable monthly. Proceeds from the note were used to purchase property for future branch use.

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

The Capital Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 138 basis points, which was 6.88% at September 30, 2006. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of February 22, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES

On June 27, 2006, the Bank took down a prime based advance from the Federal Home Loan Bank (“FHLB”). The advance was $10 million for a two year term. On July 21, 2006, the Bank took down a convertible advance from the FHLB. The advance was $6 million for a seven year term. At September 30, 2006, the variable interest rates were 5.40% and 5.22%, respectively.

NOTE 12 – OTHER OPERATING EXPENSES

Other operating expenses for the nine and three months ended September 30, 2006 and 2005 are summarized below:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Professional fees	$414,214	$189,616	$186,435	$66,444
Telephone expenses	44,541	34,711	14,302	13,943
Office supplies, stationery, and printing	49,237	66,939	13,137	24,509
Insurance	81,030	51,885	26,742	22,262
Postage	17,048	11,841	5,533	4,611
Data processing	132,092	87,088	48,746	32,327
Other	607,174	380,120	178,021	114,109

Total	$1,345,336	$822,200	$472,916	$278,205

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 14 – EARNINGS (LOSS) PER SHARE

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

Basic and diluted earnings (loss) per share are computed below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings (loss) per share computation:

Net income (loss) available to common shareholders	$1,115,554	$(240,274)	$385,118	$119,624

Average common shares outstanding - basic	3,053,032	2,478,831	3,066,626	3,038,311

Basic earnings (loss) per share	$0.37	$(0.10)	$0.13	$0.04

Diluted earnings (loss) per share computation:

Net income (loss) available to common shareholders	$1,115,554	$(240,274)	$385,118	$119,624

Average common shares outstanding - basic	3,053,032	2,478,831	3,066,626	3,038,311
Incremental shares from assumed conversions:
Stock options	58,164	13,707	68,576	24,294

Average common shares outstanding - diluted	3,111,196	2,492,538	3,135,202	3,062,605

Diluted earnings (loss) per share	$0.36	$(0.10)	$0.12	$0.04

NOTE 15 – REGULATORY MATTERS

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

As of September 30, 2006 and December 31, 2005, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at September 30, 2006 and December 31, 2005.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2006
Total capital (to risk-weighted assets)	$34,913,000	12.51%	$22,321,280	8.00%	$27,901,600	10.00%
Tier 1 capital (to risk-weighted assets)	31,552,000	11.31%	11,160,640	4.00%	16,740,960	6.00%
Tier 1 capital (to average assets)	31,552,000	10.31%	12,241,240	4.00%	15,301,550	5.00%
December 31, 2005
Total capital (to risk-weighted assets)	$24,488,000	12.14%	$16,143,040	8.00%	20,178,800	10.00%
Tier 1 capital (to risk-weighted assets)	22,243,000	11.02%	8,071,520	4.00%	12,107,280	6.00%
Tier 1 capital (to average assets)	22,243,000	11.76%	7,567,880	4.00%	9,459,850	5.00%

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2006 and December 31, 2005.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2006
Total capital (to risk-weighted assets)	$33,637,000	12.09%	$22,251,920	8.00%	$27,814,900	10.00%
Tier 1 capital (to risk-weighted assets)	30,276,000	10.89%	11,125,960	4.00%	16,688,940	6.00%
Tier 1 capital (to average assets)	30,276,000	9.96%	12,158,120	4.00%	15,197,650	5.00%
December 31, 2005
Total capital (to risk-weighted assets)	$24,183,000	12.00%	$16,119,120	8.00%	$20,148,900	10.00%
Tier 1 capital (to risk-weighted assets)	21,938,000	10.89%	8,059,560	4.00%	12,089,340	6.00%
Tier 1 capital (to average assets)	21,938,000	11.59%	7,569,900	4.00%	9,462,380	5.00%

NOTE 16 – UNUSED LINES OF CREDIT

As of September 30, 2006, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $26,000,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $13.8 million at September 30, 2006.

NOTE 17 – SHAREHOLDERS’ EQUITY

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

NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2006.

Amount
Commitments to extend credit	$55,924,517
Standby letters of credit	50,000

Total	$55,974,517

NOTE 19 – STOCK COMPENSATION PLANS

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

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2006	2005	2006	2005
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	16.07%	7.80%	19.24%	7.86%
Risk-free interest rate	4.79%	4.13%	4.95%	4.13%
Expected life in years	6.09	7.31	5.42	7.14

The weighted-average fair value of options, calculated using the binomial option valuation model, granted during 2005 is $2.61 and $4.11 for options granted in 2006.

A summary of the status of the Company’s stock option plan for the nine and three months ended September 30, 2006 is presented below:

	Nine Months Ended		Three Months Ended
	September 30, 2006		September 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	245,619	$9.01	238,639	$9.29
Granted	25,378	13.75	6,615	17.33
Exercised	(23,954)	9.07	(3,027)	9.39
Cancelled	(4,816)	8.95	-	-

Outstanding at September 30, 2006	242,227	$9.51	242,227	$9.51

Options exercisable at September 30, 2006	150,233		150,233

Shares available for grant	392,460		392,460

The following table summarizes information about the stock options outstanding under the Company’s plans at September 30, 2006:

	Options Outstanding			Options Exercisable
	Weighted	Weighted	Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 9/30/06	Contractual Life	Price	at 9/30/06	Price
$8.80 to $9.00	174,919	7.81 years	$8.80	128,545	$8.80
$9.01 to $10.00	41,930	9.06 years	$9.89	16,960	$9.97
$10.01 to $20.00	25,378	9.60 years	$13.75	4,728	$16.40

	242,227	8.22 years	$9.51	150,233	$9.17

NOTE 20 – SUBSEQUENT EVENTS

Public stock offering – On October 10, 2006, the Company closed a public offering in which 1,200,000 shares of the Company’s common stock were issued at a purchase price of $15.00 per share. Net proceeds after deducting placement agent fees and expenses were $16.4 million. Proceeds from the offering will be used to support the growth of the Company.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

        The following is a discussion of our financial condition as of September 30, 2006 compared to December 31, 2005 and the results of operations for the nine and three months ended September 30, 2006 compared to the nine and three months ended September 30, 2005. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2005 Annual Report on Form 10-KSB.

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

Overview

        Tidelands Bank commenced operations in October 2003 through our main office located in Mount Pleasant, South Carolina. We opened loan production offices in Summerville, South Carolina in August 2004, in Myrtle Beach, South Carolina in January 2005, in the West Ashley area of Charleston, South Carolina in September 2006, and in Hilton Head, South Carolina in October 2006. The loan production office in Summerville was converted into a full service branch on April 4, 2005, and the loan production office in Myrtle Beach was converted into a full service branch on October 11, 2005. We have grown rapidly since our inception, with a focus on growing our loan portfolio.

        On October 10, 2006, the Company closed a public offering in which 1,200,000 shares of the Company’s common stock were issued at a purchase price of $15.00 per share. Net proceeds after deducting placement agent fees and expenses were $16.4 million. Proceeds from the offering will be used to support the growth of the Company.

        The following discussion describes our results of operations for the nine and three months ended September 30, 2006 as compared to the nine and three months ended September 30, 2005 and also analyzes our financial condition as of September 30, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        We have included a number of unaudited tables to assist in our description of various measures of our financial performance. The “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the nine and three months ended September 30, 2006 and 2005. Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our consolidated financial statements as of September 30, 2006.

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

Results of Operations

Income Statement Review

Summary

Nine months ended September 30, 2006 and 2005

        Our net income was $1.1 million and our net loss was $240,000 for the nine months ended September 30, 2006 and 2005, respectively. Net income before income tax expense was $1.8 million for the nine months ended September 30, 2006 compared to a net loss before income tax benefit of $363,000 for the nine months ended September 30, 2005. The

$2.1 million increase in net income before income tax effect resulted from increases of $3.7 million in net interest income after provision for loan losses and $377,000 in noninterest income partially offset by a $2.0 million increase in noninterest expense. We recorded provisions for loan losses of $1.1 million for both nine months ended September 30, 2006 and 2005.

Three months ended September 30, 2006 and 2005

        Our net income was $385,000 and $120,000 for the three months ended September 30, 2006 and 2005, respectively. Net income before income tax expense was $611,000 for the three months ended September 30, 2006 compared to a net income before income tax expense of $182,000 for the three months ended September 30, 2005. The $429,000 increase in net income before income tax effect resulted from increases of $1.1 million in net interest income after provision for loan losses and $128,000 in noninterest income partially offset by a $816,000 increase in noninterest expense. We recorded provisions for loan losses of $288,000 and $296,000 for the three months ended September 30, 2006 and 2005, respectively.

Net Interest Income

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio is the primary driver of the increase in net interest income. During the nine months ended September 30, 2006, our loan portfolio increased $89.1 million from the year end balance. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

        Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. At September 30, 2006, loans represented 84.9% of total assets, while securities and federal funds sold represented 11.7% of total assets. While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional capital and deposits are obtained, we also anticipate increasing the size of the investment portfolio.

        The recent historically low interest rate environment has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in fewer locations, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn allowed us to focus on growing our loan portfolio. At September 30, 2006, retail deposits represented $120.4 million, or 41.5% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings. Commercial deposits represented $26.9 million, or 9.3% of total funding, borrowings represented $34.2 million, or 11.8% of total funding, and wholesale out-of-market deposits represented $108.4 million, or 37.4% of total funding.

        We have converted our two loan production offices into full service branches, one in the second quarter of 2005 and the other in the fourth quarter of 2005. We also opened loan production offices in the West Ashley area of Charleston, South Carolina in September 2006 and in Hilton Head, South Carolina in October 2006. We have begun constructing permanent facilities in Myrtle Beach and Summerville which we plan to open in early 2007. In addition, we plan to open a new full service branch office in the Park West area of Mount Pleasant and convert the loan production office in the West Ashley area of Charleston to a full service branch by the end of the second quarter of 2007. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates. We plan to continue to offer aggressive rates on investment checking and money market accounts. Based on prior experience, we anticipate the majority of these funds to be retained as core deposits. Our goal is to maintain a higher than average percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. Although we anticipate that these additional retail deposit offices will assist us in meeting these objectives, we also anticipate that the current deposit strategies and the opening of the new offices will have a dampening effect on earnings in the latter half of 2006 and early 2007. However, we believe that these two strategies will provide additional customers in our new markets and will provide a lower alternative cost of funding in a higher or rising interest rate environment.

        As more fully discussed in the “- Market Risk” and “- Liquidity and Interest Rate Sensitivity” sections below, at September 30, 2006, 68.6% of our loans had variable rates. Given our high percentage of rate-sensitive loans, our primary focus to date has been to obtain short-term liabilities to fund our asset growth. This strategy allows us to manage the impact on our earnings resulting from changes in market interest rates. At September 30, 2006, 97.7% of our interest-bearing liabilities are expected to reprice within one year.

        We intend to maintain a capital level for the bank that exceeds the FDIC requirements to be classified as a “well capitalized” bank. To provide the additional capital needed to support our bank’s growth in assets, during the first quarter of 2005 we borrowed $2.1 million under a short-term holding company line of credit. On March 30, 2005, we completed a private placement of 1,712,000 shares of our common stock at a purchase price of $9.35 per share to increase our capital. Net proceeds from the offering were approximately $14.9 million. Upon closing the transaction, the holding company line of credit was repaid in full. On February 22, 2006, Tidelands Statutory Trust, a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating proceeds of $8.0 million. The trust loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. In addition, on October 10, 2006, we completed a public stock offering in which 1,200,000 shares of our common stock at a purchase price of $15.00 per share to increase our capital. Net proceeds from the offering were approximately $16.4 million.

        In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the nine months ended September 30, 2006 increased primarily because we had more interest-earning assets than interest-bearing liabilities. For the nine months ended September 30, 2006 and 2005, average interest-earning assets exceeded average interest-bearing liabilities by $25.7 million and $21.0 million, respectively.

        The impact of the Federal Reserve’s recent interest rate increases resulted in an increase in both the yields on our variable rate assets and the rates we paid for our short-term deposits and borrowings. The net interest spread and net interest margin increased during the nine months ended September 30, 2006 as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates increased over the period. Our net interest margins for the nine months ended September 30, 2006 and 2005 were 3.74% and 3.71%, respectively. We anticipate that additional increases in short-term rates will result in an increase in loan yields, while higher rates on our interest-bearing deposits and borrowings will result in a higher cost of funds to us. If short-term rates decrease, we anticipate that loan yields will decrease, while lower rates on our interest-bearing deposits and borrowings will result in a lower cost of funds to us.

Nine Months Ended September 30, 2006 and 2005

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the nine months ended September 30, 2006 and 2005, all investments were taxable. All investments were owned at an original maturity of over one year. We have not experienced any nonaccrual loans to date.

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$60	$2	5.16%	$43	$1	2.77%
Federal funds sold	4,596	170	4.94%	6,469	154	3.18%
Investment securities	20,734	805	5.19%	13,724	483	4.71%
Loans receivable	231,333	14,355	8.30%	103,019	5,293	6.87%

Total earning assets	256,723	15,332	7.98%	123,255	5,931	6.43%

Nonearning assets:
Cash and due from banks	1,655			1,603
Mortgages held for sale	1,373			576
Premises and equipment, net	5,926			1,461
Other assets	2,776			1,749
Allowance for loan losses	(2,894)			(1,237)

Total nonearning assets	8,836			4,152

Total assets	$265,559			$127,407

Interest-bearing liabilities:
Interest bearing transactions accounts	$3,330	68	2.73%	$3,512	33	1.27%
Savings & money market	131,173	4,480	4.57%	55,084	1,399	3.40%
Time deposits less than $100,000	38,650	1,425	4.93%	12,543	297	3.16%
Time deposits greater than $100,000	37,270	1,279	4.59%	23,768	584	3.29%
Junior subordinated debentures	6,677	329	6.59%	-	-	-%
FHLB advance	5,099	206	5.39%	-	-	-%
Securities sold under repurchase agreement	7,064	282	5.34%	6,500	163	3.36%
Fed funds purchased	671	27	5.43%	80	2	3.09%
Other borrowings	1,115	57	6.85%	750	32	5.65%

Total interest-bearing liabilities	231,049	8,153	4.72%	102,237	2,510	3.28%

Noninterest-bearing liabilities:
Demand deposits	9,769			6,478
Other liabilities	1,151			539
Shareholders' equity	23,590			18,153

Total liabilities and shareholders' equity	$265,559			$127,407

Net interest income		$7,179			$3,421

Net interest spread			3.26%			3.15%

Net interest margin			3.74%			3.71%

_________________
    (1)        Annualized for the nine month period.

        The net interest spread and net interest margin increased during the nine months ended September 30, 2006 primarily as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates began to increase over the period.

        Interest income for the nine months ended September 30, 2006 was $15.3 million, consisting of $14.4 million on loans, $808,000 on investments and interest bearing balances, and $170,000 on federal funds sold. Interest income for the nine months ended September 30, 2005 was $5.9 million, consisting of $5.3 million on loans, $484,000 on investments and interest-bearing balances, and $154,000 on federal funds sold. Interest and fees on loans represented 93.6% and 89.2% of total interest income for the nine months ended September 30, 2006 and 2005, respectively. Income from investments, federal funds sold and interest bearing balances represented 6.4% and 10.8% of total interest income for the nine months ended September 30, 2006 and 2005, respectively. The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 90.1% and 83.6% of average interest-earning assets for the nine months ended September 30, 2006 and 2005, respectively.

        Interest expense for the nine months ended September 30, 2006 was $8.2 million, consisting of $7.3 million related to deposits, $366,000 related to securities sold under repurchase agreements, fed funds purchased and other borrowings, $329,000 related to junior subordinated debentures and $205,000 related to FHLB advances. Interest expense for the nine months ended September 30, 2005 was $2.5 million, consisting of $2.3 million related to deposits and $197,000 related to other borrowings. Interest expense on deposits for the nine months ended September 30, 2006 and 2005 represented 88.9% and 92.2%, respectively, of total interest expense, while interest expense on borrowings represented 4.6% and 7.8%, respectively, of total interest expense. Interest expense on junior subordinated debentures represented 4.0% of total interest expense for the nine months ended September 30, 2006. Interest expense on the FHLB advance represented 2.5% of total interest expense for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, average interest-bearing liabilities were higher by $128.8 million than for the same period in 2005, other borrowings averaged $1.5 million higher, and junior subordinated debentures averaged $6.7 million higher during the nine months ended September 30, 2006.

        Net interest income, the largest component of our income, was $7.2 million and $3.4 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. The $3.8 million increase in net interest income for the nine months ended September 30, 2006 compared to the same period in 2005 resulted from a $9.4 million increase in interest income offset by a $5.6 million increase in interest expense. The significant increase in 2006 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities and an increase in the net interest margin.

        Our net interest spread was 3.26% for the nine months ended September 30, 2006, compared to 3.15% for the nine months ended September 30, 2005. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin for the nine months ended September 30, 2006 was 3.74%, compared to 3.71% for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, interest-earning assets averaged $256.7 million, compared to $123.3 million in the same period of 2005. During the same periods, average interest-bearing liabilities were $231.0 million and $102.2 million, respectively.

Three Months Ended September 30, 2006 and 2005

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During three months ended September 30, 2006 and 2005 all investments were taxable. All investments were owned at an original maturity of over one year. We have not experienced any nonaccrual loans to date.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended			For the Three Months Ended
	September 30, 2006			September 30, 2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$50	$2	15.89%	$15	$-	3.30%
Federal funds sold	5,727	76	5.28%	10,916	97	3.51%
Investment securities	30,471	409	5.33%	13,238	160	4.80%
Loans receivable	259,782	5,548	8.47%	135,629	2,463	7.20%

Total earning assets	296,030	6,035	8.09%	159,798	2,720	6.75%

Nonearning assets:
Cash and due from banks	1,631			2,252
Mortgages held for sale	1,343			511
Premises and equipment, net	6,452			2,586
Other assets	3,419			1,950
Allowance for loan losses	(3,250)			(1,650)

Total nonearning assets	9,595			5,649

Total assets	$305,625			$165,447

Interest-bearing liabilities:
Interest bearing transactions accounts	$4,327	44	4.07%	$2,909	10	1.31%
Savings & money market	141,408	1,766	4.96%	83,418	804	3.83%
Time deposits less than $100,000	45,103	586	5.15%	13,015	108	3.29%
Time deposits greater than $100,000	47,039	579	4.88%	27,929	238	3.39%
Junior subordinated debentures	8,248	145	6.97%	-	-	-%
FHLB advance	14,696	200	5.39%	-	-	-%
Securities sold under repurchase agreement	8,174	117	5.68%	6,500	63	3.84%
Fed funds purchased	373	7	7.10%	-	-	-%
Other borrowings	191	4	9.04%	1,085	19	6.82%

Total interest-bearing liabilities	269,559	3,448	5.08%	134,856	1,242	3.65%

Noninterest-bearing liabilities:
Demand deposits	10,226			7,057
Other liabilities	1,721			720
Shareholders' equity	24,119			22,814

Total liabilities and shareholders' equity	$305,625			$165,447

Net interest income		$2,587			$1,478

Net interest spread			3.01%			3.10%

Net interest margin			3.47%			3.67%

_______________
    (1)        Annualized for the three month period.

        During the three months ended September 30, 2006, the net interest spread and net interest margin declined in comparison to the previous period in 2005.

        Interest income for the three months ended September 30, 2006 was $6.0 million, consisting of $5.5 million on loans, $411,000 on investments and interest bearing balances, and $76,000 on federal funds sold. Interest income for the three months ended September 30, 2005 was $2.7 million, consisting of $2.5 million on loans, $160,000 on investments and $97,000 on federal funds sold. Interest and fees on loans represented 91.9% and 90.6% of total interest income for the three months ended September 30, 2006 and 2005, respectively. Income from investments, federal funds sold and interest bearing balances represented 8.1% and 9.4% of total interest income for the three months ended September 30, 2006 and 2005, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 87.8% and 84.9% of average interest-earning assets for the three months ended September 30, 2006 and 2005, respectively.

        Interest expense for the three months ended September 30, 2006 was $3.4 million, consisting of $3.0 million related to deposits, $128,000 related to securities sold under repurchase agreements, fed funds purchased and other borrowings, $145,000 related to junior subordinated debentures, and $200,000 related to FHLB advances. Interest expense for the three months ended September 30, 2005 was $1.2 million, consisting of $1.1 million related to deposits and $82,000 related to other borrowings. Interest expense on deposits for the three months ended September 30, 2006 and 2005 represented 86.3% and 93.4%, respectively, of total interest expense, while interest expense on borrowings represented 3.7% and 6.6%, respectively, of total interest expense. Interest expense on junior subordinated debentures represented 4.2% for the three months ended September 30, 2006. Interest expense on the FHLB advance represented 5.8% for the three months ended September 30, 2006. During the three months ended September 30, 2006, average interest-bearing liabilities were higher by $134.7 million, other borrowings averaged $1.2 million higher, and junior subordinated debentures averaged $8.2 million higher than for the same period in 2005.

        Net interest income, the largest component of our income, was $2.6 million and $1.5 million for the three months ended September 30, 2006 and September 30, 2005, respectively. The significant increase in 2006 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities and by an increase in the net interest margin.

        The $1.1 million increase in net interest income for the three months ended September 30, 2006 compared to the same period in 2005 resulted from a $3.3 million increase in interest income offset by a $2.2 million increase in interest expense. The increases in net interest income were derived by higher average earning assets and interest-bearing liabilities.

        Our net interest spread was 3.01% for the three months ended September 30, 2006, compared to 3.10% for the three months ended September 30, 2005. Our net interest margin for the three months ended September 30, 2006 was 3.47%, compared to 3.67% for the three months ended September 30, 2005. During the third quarter of 2006, interest-earning assets averaged $296.0 million, compared to $159.8 million in the same quarter of 2005. During the same periods, average interest-bearing liabilities were $269.6 million and $134.9 million, respectively.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Nine Months Ended				Nine Months Ended
	September 30, 2006 vs. September 30, 2005				September 30, 2005 vs. September 30, 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/					Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(in thousands)
Interest income
Loans	$6,593	$1,099	$1,370	$9,062	$2,929	$347	$997	$4,273
Investment securities	247	50	25	322	51	12	2	65
Federal funds sold	(45)	85	(24)	16	11	81	21	113
Interest bearing balances	-	1	-	1	-	-	1	1

Total interest income	6,795	1,235	1,371	9,401	2,991	440	1,021	4,452

Interest expense
Deposits	2,816	957	1,165	4,938	979	275	632	1,886
Junior subordinated debentures	-	-	329	329	-	-	-	-
FHLB advance	-	-	206	206	-	-	-	-
Securities sold under
repurchase agreements	14	96	10	120	-	88	-	88
Fed funds purchased	14	1	10	25	1	-	-	1
Other borrowings	15	7	3	25	18	1	12	31

Total interest expense	2,859	1,061	1,723	5,643	998	364	644	2,006

Net interest income	$3,936	$174	$(352)	$3,758	$1,993	$76	$377	$2,446

	Three Months Ended				Three Months Ended
	September 30, 2006 vs. September 30, 2005				September 30, 2005 vs. September 30, 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to

			Rate/					Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(in thousands)
Interest income
Loans	$2,254	$434	$397	$3,085	1,341	$168	$442	$1,951
Investment securities	209	18	23	250	(11)	9	(1)	(3)
Federal funds sold	(46)	48	(23)	(21)	17	32	29	78
Interest bearing balances	-	-	2	2	-	-	-	-

Total interest income	2,417	500	399	3,316	1,347	209	470	2,026

Interest expense
Deposits	1,008	432	375	1,815	433	169	347	949
Junior subordinated debentures	-	-	145	145	-	-	-	-
FHLB advance	-	-	200	200	-	-	-	-
Securities sold under
repurchase agreements	16	30	8	54	-	34	-	34
Fed funds purchased	-	-	7	7	-	-	-	-
Other borrowings	(15)	6	(5)	(14)	9	-	9	18

Total interest expense	1,009	468	730	2,207	442	203	356	1,001

Net interest income	$1,408	$32	$(331)	$1,109	$905	$6	$114	$1,025

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

Nine Months Ended September 30, 2006 and 2005

        Included in the statement of operations for the nine months ended September 30, 2006 and 2005 is a noncash expense related to the provision for loan losses of $1.1 million. The allowance for loan losses increased by the entire provision expense for loan losses because we did not incur any net charge-offs. The increase was in response to the $89.1 million and the $88.5 million growth in loans for the nine months ended September 30, 2006 and 2005, respectively.

Three Months Ended September 30, 2006 and 2005

        Included in the statement of operations for the three months ended September 30, 2006 and 2005 is a noncash expense related to the provision for loan losses of $288,000 and $296,000, respectively. The allowance for loan losses decreased because loan growth in the three months ended September 30, 2006 was smaller than in the comparable period in 2005.

Noninterest Income

        The following table sets forth information related to our noninterest income.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Service fees on deposit accounts	$17	$9	$6	$4
Residential mortgage origination income	463	197	166	69
Origination income on mortgage loans sold	69	34	22	14
Other service fees and commissions	100	37	37	15
Other	14	8	5	5

Total noninterest income	$663	$285	$236	$107

Nine Months Ended September 30, 2006 and 2005

        Noninterest income for the nine months ended September 30, 2006 was $663,000, an increase of $378,000 compared to noninterest income of $285,000 during the same period in 2005. The increase was primarily attributable to increases in residential mortgage origination income.

        Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination fees were $463,000 and $197,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase of $266,000 in 2006 related primarily to greater volume in the mortgage department as we expanded this line of business with additional originators. We received $69,000 of origination income on mortgage loans sold for the nine months ended September 30, 2006 compared to $34,000 for the same period in 2005. We anticipate that the level of mortgage origination fees will decrease if the mortgage refinancing business declines due to higher long term interest rates.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $17,000 and $9,000 for the nine months ended September 30, 2006 and 2005, respectively. The additional $8,000 of income resulted from the larger number of customer accounts. Similarly, other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $63,000 to $100,000 for the nine months ended September 30, 2006 when compared to the same period in 2005.

        Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $14,000 and $8,000 for the nine months ended September 30, 2006 and 2005, respectively.

Three Months Ended September 30, 2006 and 2005

        Noninterest income for the three months ended September 30, 2006 was $236,000, an increase of $129,000 compared to noninterest income of $107,000 during the same period in 2005. The increase was primarily attributable to an increase in residential mortgage origination income.

        Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination fees were $166,000 and $69,000 for the three months ended September 30, 2006 and 2005, respectively. The increase of $97,000 in 2006 related primarily to greater volume in the mortgage department as we expanded this line of business with additional originators. We received $22,000 of origination income on mortgage loans sold for the three months ended September 30, 2006 compared to $14,000 for the same period in 2005.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $6,000 and $4,000 for the three months ended September 30, 2006 and 2005, respectively. The additional $2,000 of income resulted from the larger number of customer accounts. Similarly, other service fees, commissions, and the fee income received from customer NSF transactions increased $22,000 to $37,000 for the three months ended September 30, 2006 when compared to the same period in 2005.

        Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $5,000 for both the three months ended September 30, 2006 and 2005.

Noninterest Expense

        The following table sets forth information related to our noninterest expense.

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Salaries and employee benefits	$3,053	$1,738	$1,210	$693
Occupancy	333	227	161	70
Furniture and equipment expense	224	184	80	67
Professional fees	414	190	186	66
Advertising and marketing	153	95	46	21
Insurance	81	52	27	22
Data processing and related costs	132	87	49	32
Telephone	45	35	14	14
Postage	17	12	5	5
Office supplies, stationery and printing	49	67	13	24
Other	454	284	133	94

Total noninterest expense	$4,955	$2,971	$1,924	$1,108

Nine Months Ended September 30, 2006 and 2005

        We incurred noninterest expense of $5.0 million for the nine months ended September 30, 2006 compared to $3.0 million for the nine months ended September 30, 2005. The $1.3 million increase in salaries and employee benefits and $224,000 increase in professional fees accounted for 77.6% of the $2.0 million increase in noninterest expense for the nine months ended September 30, 2006 compared to the same period in 2005. A significant portion of the increase in professional fees is related to additional legal, audit, and compliance expenses. The remaining $445,000 increase resulted primarily from increase of $106,000 in occupancy, $40,000 in furniture and equipment expense, $58,000 in marketing costs, $29,000 in insurance costs, $45,000 in data processing and related costs, and $167,000 in other expense. The increase in marketing expense relates to expanding our market awareness in the Charleston and Myrtle Beach markets.

Despite a decrease of $18,000 in office supplies, stationary and printing expense, the remaining portion of the increase in other expense was due to increased costs of postage and additional staff education and training.

        Salaries and employee benefits expense was $3.1 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively. These expenses represented 61.6% and 58.5% of our total noninterest expense for the nine months ended September 30, 2006 and 2005, respectively. The $1.3 million increase in salaries and employees benefits expense in 2006 compared to 2005 resulted from increases of $733,000 in base compensation, $306,000 in additional incentive compensation, $107,000 in stock based compensation, and $169,000 in higher benefits costs. The $733,000 increase in base compensation expense related to the cost of employing 15 additional employees as well as annual salary increases.

        Data processing and related costs increased $45,000, or 51.7%, for the nine months ended September 30, 2006 compared to the same period in 2005. These expenses were $132,000 and $87,000 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, our data processing costs for our core processing system were $87,000 compared to $60,000 for the nine months ended September 30, 2005. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts, the related number of transactions, and the bank’s asset size.

Three Months Ended September 30, 2006 and 2005

        We incurred noninterest expense of $1.9 million for the three months ended September 30, 2006 compared to $1.1 million for the three months ended September 30, 2005. The $517,000 increase in salaries and employee benefits and $120,000 increase in professional fees accounted for 78.1% of the $816,000 increase in noninterest expense for the three months ended September 30, 2006 compared to the same period in 2005. A significant portion of the increase in professional fees is related to additional legal, audit, and compliance expenses. The increase was due to additional personnel and facilities to better service our customers. The remaining $179,000 increase resulted primarily from increase of $13,000 in furniture and equipment expense and $91,000 in occupancy costs, and increases of $25,000 in marketing costs, $5,000 in insurance costs, $17,000 in data processing and related costs, and $28,000 in other expense. The reasons for the increase in marketing expense were consistent with those discussed above for the nine month period.

        Salaries and employee benefits expense was $1.2 million and $693,000 for the three months ended September 30, 2006 and 2005, respectively. These expenses represented 62.9% and 62.5% of our total noninterest expense for the three months ended September 30, 2006 and 2005, respectively. The $517,000 increase in salaries and employee benefits expense in 2006 compared to 2005 resulted from increases of $314,000 in base compensation, $120,000 in additional incentive compensation, $38,000 in stock based compensation, and $45,000 in higher benefits costs and payroll taxes.

        Data processing and related costs increased $17,000, or 53.1%, for the three months ended September 30, 2006 compared to the same period in 2005. These expenses were $49,000 and $32,000 for the three months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2006, our data processing costs for our core processing system were $32,000 compared to $23,000 for the three months ended September 30, 2005.

Income Tax Expense

      Nine Months Ended September 30, 2006 and 2005

        Income tax expense was $655,000 for the nine months ended September 30, 2006. We recorded an income tax benefit of $123,000 for the nine months ended September 30, 2005. This change relates to the fact that our earnings position changed from a pre-tax net loss in the second half of 2005 to pre-tax net income for 2006. Income taxes are based on effective tax rates of 37.0% and 34.0% for the nine months ended September 30, 2006 and 2005, respectively.

      Three Months Ended September 30, 2006 and 2005

        Income tax expense was $226,000 and $62,000 for the three months ended September 30, 2006 and 2005, respectively. Income taxes are based on effective tax rates of 37.0% and 34.0% for the three months ended September 30, 2006 and 2005, respectively.

Balance Sheet Review

General

        At September 30, 2006, we had total assets of $316.4 million, consisting principally of $265.4 million in net loans, $905,000 in mortgage loans held for sale, $34.0 million in investment securities, $3.0 million in federal funds sold, $7.0 million in net premises, furniture and equipment, and $2.4 million in cash and due from banks. Our liabilities at September 30, 2006 totaled $291.8 million, consisting principally of $255.7 million in deposits, $10.0 million in securities sold under agreements to repurchase, $8.2 million in junior subordinated debentures, and $16.0 million in FHLB advances. At September 30, 2006, our shareholders’ equity was $24.6 million.

Federal Funds Sold

        At September 30, 2006, our $3.0 million in short-term investments in federal funds sold on an overnight basis comprised 0.9% of total assets, compared to $6.4 million, or 3.1% of total assets, at December 31, 2005.

Investments

        At September 30, 2006, the $32.8 million in our available for sale investment securities portfolio represented approximately 10.4% of our total assets compared to $11.8 million, or 5.7% of total assets, at December 31, 2005. We held U.S. government agency securities and mortgage-backed securities with a fair value of $32.8 million and an amortized cost of $33.0 million for a net unrealized loss of $179,000. As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

        Contractual maturities and yields on our investments at September 30, 2006 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. agency securities	$3,969	5.34%	$6,303	5.96%	$5,696	6.13%	$15,968	5.87%
Mortgage-backed
securities	860	3.64%	1,898	4.87%	14,091	5.29%	16,849	5.16%

Total	$4,829	5.03%	$8,201	5.70%	$19,787	5.53%	$32,817	5.50%

        At September 30, 2006, our investments included U.S. government agency bonds issued by the Federal Home Loan Bank, Federal Farm Credit Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $6.5 million, $998,000, $5.5 million, and $2.9 million, respectively. Mortgage-backed securities consist of securities issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association with amortized costs of approximately $3.4 million and $13.7 million, respectively.

        Other nonmarketable equity securities at September 30, 2006 consisted of Federal Home Loan Bank stock with a cost of $1.l million, and other investments of $50,000.

        The amortized costs and the fair value of our investments at September 30, 2006 and December 31, 2005 are shown in the following table.

	September 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available for Sale:
U.S. agency securities	$15,903	$15,968	$1,496	$1,482
Mortgage-backed securities	17,093	16,849	10,561	10,300

Total	$32,996	$32,817	$12,057	$11,782

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the nine months ended September 30, 2006 and 2005 were $231.3 million and $103.0 million, respectively. Gross loans outstanding at September 30, 2006 and December 31, 2005 were $268.7 million and $179.7 million, respectively.

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

        The following table summarizes the composition of our loan portfolio at September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
		% of		% of
	Amount	Total	Amount	Total
	(dollars in thousands)
Commercial
Commercial and industrial	$29,497	10.98%	$11,360	6.32%

Real Estate
Mortgage	107,593	40.04%	85,025	47.33%
Construction	130,206	48.45%	81,878	45.57%

Total real estate	237,799	88.49%	166,903	92.90%

Consumer
Consumer	1,758	0.65%	1,708	0.95%
Deferred origination fees, net	(311)	(0.12%)	(311)	(0.17%)

Total gross loans, net of deferred fees	268,743	100.00%	179,660	100.00%

Less - allowance for loan losses	(3,361)		(2,245)

Total loans, net	$265,382		$177,415

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2006.

		After one
		but
	One year	within	After five
	or less	five years	years	Total
	(in thousands)
Commercial	$9,770	$17,791	$1,936	$29,497
Real estate	111,396	97,668	28,735	237,799
Consumer	805	906	47	1,758
Deferred origination fees, net	(123)	(170)	(18)	(311)

Total gross loans, net of
deferred fees	$121,848	$116,195	$30,700	$268,743

Loans maturing after one year with:
Fixed interest rates				$80,871
Floating interest rates				66,212

Total				$147,083

Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible in the future. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Periodically, we adjust the amount of the allowance based on changing circumstances. Although we have not incurred any loan losses as of September 30, 2006, we would recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2006 and 2005.

	September 30,
	2006	2005
	(dollars in thousands)
Balance, beginning of year	$2,245	$700
Net loan losses	-	-
Provision for loan losses	1,116	1,099

Balance, end of year	$3,361	$1,799

Total loans outstanding at end of period	$268,743	$143,825

Allowance for loan losses to gross loans	1.25%	1.25%
Net charge-offs to average loans	0.00%	0.00%

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system that we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

        We did not have any nonperforming assets at September 30, 2006 or December 31, 2005. At September 30, 2006 and December 31, 2005, the allowance for loan losses was $3.4 million and $2.2 million, respectively, or 1.25% and 1.25%, respectively, of outstanding loans.

        At September 30, 2006 and December 31, 2005, we did not have any loans on nonaccrual status. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. There has not been any foregone interest income on nonaccrual loans. As of September 30, 2006, we had seven loans with a current principal balance of $4.0 million on the watch list.

Deposits

        Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds. Accordingly, it has become more difficult to attract local deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, primarily through internet sources. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain deposits with more favorable terms than are readily available in our local market. We anticipate that the ratio of out-of-market deposits will improve after we open additional retail deposit offices. The amount of out-of-market deposits was $108.4 million, or 42.4% of total deposits, at September 30, 2006, and $34.9 million, or 20.0% of total deposits, at December 31, 2005.

        We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 105.1% and 97.3% at September 30, 2006 and 2005, respectively.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2006 and the year ended December 31, 2005.

	September 30, 2006		December 31, 2005
	Average		Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$9,769	0.00%	$6,992	0.00%
Interest bearing demand deposits	3,330	2.73%	3,285	1.26%
Savings and money market accounts	131,174	4.57%	69,212	3.62%
Time deposits less than $100,000	38,650	4.93%	12,982	3.35%
Time deposits greater than $100,000	37,270	4.59%	23,315	3.33%

Total deposits	$220,193	4.61%	$115,786	3.25%

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2006 and December 31, 2005 is as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
Three months or less	$8,450	$3,447
Over three through six months	32,999	7,684
Over six though twelve months	10,441	8,453
Over twelve months	5,011	3,820

Total	$56,901	$23,404

        The increase in time deposits of $100,000 or more for the nine months ended September 30, 2006 compared to year end 2005 resulted from our funding the growth of the bank with a variety of deposits products and the utilization of deposits that were obtained outside of our primary market.

Borrowings and Other Interest-Bearing Liabilities

        The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2006 and the year ended December 31, 2005, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average
	Ending	End	End	for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the nine months
ended September 30, 2006:
Note payable	$-	-%	$1,593	$1,104	6.88%
Securities sold under agreement to repurchase	10,000	5.61%	10,000	7,064	5.34%
Junior subordinated debentures	8,248	6.88%	8,248	6,677	6.59%
FHLB advances	16,000	5.33%	16,000	5,099	5.39%
Other borrowings	-	-%	29	11	3.74%
Federal funds purchased	-	-%	6,346	671	5.43%

At or for the year
ended December 31, 2005:
Note payable	$1,541	6.25%	$1,541	$651	5.72%
Securities sold under agreement to repurchase	6,500	4.66%	6,500	6,500	3.69%
Junior subordinated debentures	-	-%	-	-	-%
FHLB advance	-	-%	-	-	%
Other borrowings	30	3.30%	2,050	304	4.47%
Federal funds purchased	-	-%	937	80	3.41%

Capital Resources

        Total shareholders’ equity was $24.6 million at September 30, 2006 and $23.1 million at December 31, 2005. The increase is attributable to net income of $1.1 million for the nine months ended September 30, 2006, proceeds from the exercise of stock options of $217,000, an increase in paid in capital relating to accounting for the expense of stock option grants of $107,000, plus an increase of $60,000 in the fair value of available for sale securities.

        The following table shows the annualized return on average assets (net income divided by average total assets), annualized return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine and three months ended September 30, 2006 and 2005. Since our inception, we have not paid any cash dividends.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Return on average assets	0.56%	(0.25%)	0.50%	0.29%
Return on average equity	6.32%	(1.77%)	6.33%	2.08%
Average equity to average assets ratio	8.88%	14.25%	7.89%	13.79%

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

        The following table sets forth the company’s various capital ratios at September 30, 2006 and December 31, 2005. For all periods, the company was considered “well capitalized.”

Tidelands Bancshares, Inc.	September 30,	December 31,
	2006	2005
Leverage ratio	10.31%	11.76%
Tier 1 risk-based capital ratio	11.31%	11.02%
Total risk-based capital ratio	12.51%	12.14%

        The following table sets forth the bank’s various capital ratios at September 30, 2006 and December 31, 2005. For all periods, the bank was considered “well capitalized.”

Tidelands Bancshares, Inc.	September 30,	December 31,
	2006	2005
Leverage ratio	9.96%	11.59%
Tier 1 risk-based capital ratio	10.89%	10.89%
Total risk-based capital ratio	12.09%	12.00%

        On February 22, 2006, Tidelands Statutory Trust, our non-consolidated subsidiary, issued and sold floating rate capital securities of the trust, generating proceeds of $8.0 million. The trust loaned these proceeds to us to use for general corporate purposes, primarily to provide capital to the bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. In addition, on October 10, 2006, we completed a public stock offering in which 1,200,000 shares of our common stock at a purchase price of $15.00 per share to increase our capital. Net proceeds from the offering were approximately $16.4 million.

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2006, unfunded commitments to extend credit were $55.9 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At September 30, 2006, there were commitments totaling $50,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        Approximately 68.9% of our loans were variable rate loans at September 30, 2006, and we were liability sensitive at September 30, 2006. We expect to be liability sensitive over the next 12 months because although substantially all of our loans reprice within three months, similarly a majority of our deposits will reprice over the 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on out-of-market deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At September 30, 2006 and December 31, 2005, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $5.3 million and $8.2 million, or 1.7% and 4.0% of total assets, respectively. Our available for sale securities at September 30, 2006 and 2005 amounted to $32.8 million and $11.8 million, or 10.4% and 5.7% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $9.9 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and by raising additional capital. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2005 and 2006, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, we maintain four federal funds purchased lines of credit with correspondent banks totaling $26 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.

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

        The following table sets forth information regarding our rate sensitivity, as of September 30, 2006, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three	After one	After
	three	but within	but within	five
	months	twelve months	five years	years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$2,986	$-	$-	$-	$2,986
Investment securities	1,136	2,567	19,900	9,214	32,817
Loans	189,759	12,058	59,495	7,431	268,743

Total interest-earning assets	$193,881	$14,625	$79,395	$16,645	$304,546

Interest-bearing liabilities:
Money market and NOW	$146,061	$-	$-	$-	$146,061
Regular savings	97	-	-	-	97
Time deposits	36,181	57,692	6,315	112	100,300
Junior subordinated debentures	8,248	-	-	-	8,248
Other borrowings	26,000	-	-	-	26,000

Total interest-bearing
liabilities	$216,587	$57,692	$6,315	$112	$280,706

Period gap	$(22,706)	$(43,067)	$73,080	$16,533	$23,840
Cumulative gap	$(22,706)	$(65,773)	$7,307	$23,840	$23,840
Ratio of cumulative gap to
total earning assets	(7.46%)	(21.60%)	2.40%	7.83%	7.83%

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: October 31, 2006	By: /s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2006	By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                    Description

31.1    Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2    Rule 13a-14(a) Certification of the Principal Financial Officer.

32     Section 1350 Certifications.