Form 10KSB
period 2006-12-31
TIDELANDS BANCSHARES INC
filed 2007-03-27
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 001-33065

TIDELANDS BANCSHARES, INC.
(Name of Small Business Issuer in Its Charter)

South Carolina	02-0570232
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

875 Lowcountry Blvd.
Mount Pleasant, South Carolina	29464
(Address of Principal Executive Offices)	(Zip Code)

        (843) 388-8433
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   Common Stock, $0.01 par value per share
Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                         Yes      No

The issuer’s revenue for the year ended December 31, 2006 was $22,556,968.

The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of March 19, 2007, was approximately $42,973,845. This calculation was based on the closing price of our common stock on March 19, 2007 of $14.75.

The number of shares outstanding of the issuer’s common stock was 4,272,485 at March 19, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2007	Part III (Items 9-12, 14)

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

General Overview

        We are a South Carolina corporation organized in 2002 as the holding company for Tidelands Bank, a state chartered bank headquartered in Mount Pleasant, South Carolina. We opened Tidelands Bank in October 2003, and we have grown rapidly since our inception. As of December 31, 2006, our assets totaled $336.6 million and our shareholders equity was $41.8 million. We are primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC and providing commercial, consumer, and mortgage loans to the general public.

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

Location and Service Area

        Our main office is located at 875 Lowcountry Boulevard, Mount Pleasant, South Carolina 29464 on a major artery and provides excellent visibility for the bank. In August 2004, we opened a loan production office in Summerville, South Carolina managed by a 25-year banking veteran of that market. Because of the success of this loan production office, we converted it to a full service branch on April 4, 2005. In January 2005, we opened a loan production office in Myrtle Beach, South Carolina. We converted this office into a full service branch on October 11, 2005. We also plan to open a branch in the Park West section of Mount Pleasant in mid 2007. In addition, we opened loan production offices in the West Ashley area of Charleston, South Carolina in September 2006 and in the Hilton Head area of South Carolina in October 2006.

        Our primary market area is the Charleston metropolitan area (which includes Charleston, Dorchester, and Berkeley counties), Myrtle Beach, the Hilton Head area, and additional markets along the South Carolina coast. This area is one of the most attractive markets in the Southeast and includes over 90 miles of Atlantic coastline, reaches some 50 miles inland towards the intersection of Interstate highways 26 and 95, and offers a wide diversity of recreational, arts, and cultural experiences to its residents and visitors. According to FDIC data, total deposits in the Charleston metropolitan area increased 89% from approximately $4.3 billion in 2000 to approximately $8.1 billion in 2006. According to U.S. Census Bureau estimates, the population of the Charleston metropolitan area was almost 600,000 in 2005, an increase of 8% from 2000. Mount Pleasant, which is where we are headquartered, now ranks as the sixth largest city in South Carolina with the third highest per capita income in the state.

        The economy of Charleston is diverse and vibrant having recently experienced significant growth in tourism, healthcare, manufacturing and at the Port of Charleston. Notably, in 2004, approximately 4.7 million people visited the Charleston region (a 47% increase from 1997) and spent approximately $5.7 billion (a 138% increase from 1997). The Port of Charleston is the top ranked container cargo port on the South Atlantic and Gulf coasts, is second only to New York and New Jersey on the East Coast, and is the fourth largest container port in the United States. Continued growth of the port’s business is expected with plans to deepen its channel and create a new three-berth 280-acre container terminal on the site of the former Charleston Naval complex. Recent economic expansion in the manufacturing sector includes the construction of two new plants designed for the production and assembly of the fuselage sections for Boeing’s new 787 Dreamliner. These two plants are expected to create approximately 750 jobs. In total, these plants represent a $560 million investment, the largest in South Carolina since BMW entered the state in the early 1990s.

        Our additional market areas along the South Carolina coast are also experiencing significant growth. The Myrtle Beach area, also known as South Carolina’s Grand Strand, is a 60-mile stretch of coastline extending from the South Carolina state line at Little River (Horry County) south to Pawleys Island (Georgetown County). According to FDIC data, total deposits in the Myrtle Beach metropolitan statistical area increased 95% from approximately $2.8 billion in 2000 to approximately $5.5 billion in 2006. According to U.S. Census Bureau estimates, the population of the Myrtle Beach metropolitan statistical area was approximately 227,000 in 2005, an increase of approximately 15% from 2000. A significant portion of this growth is attributable to retirees. In recent years, both The Wall Street Journal and Money magazine rated the Grand Strand as one of the nation’s top retirement locations. Today, approximately 25% of South Carolina’s residents are over 55 years of age and Horry County is No. 1 among the top five regions in the state where retirees are relocating. The growth in Myrtle Beach’s retirement population is projected to fuel total population growth of 48% from 2005 to 2030. Similar to Charleston, tourism plays a vital role in the economy of Myrtle Beach. The American Automobile Association recently ranked the area as the nation’s second most popular tourist destination with an estimated 13.7 million visitors annually.

        Hilton Head, located in Beaufort County, approximately 45 miles north of Savannah, Georgia and 90 miles south of Charleston, is also an internationally recognized vacation destination famous for its championship golf courses, beaches, and resorts. The Hilton Head Chamber of Commerce estimates that the year-round tourism industry accounts for more than 60% of local jobs and contributes in excess of $1.5 billion annually to the Hilton Head economy. According to FDIC data as of June 30, 2006, total deposits in Beaufort County increased 73% from approximately $1.8 billion in 2000 to approximately $3.2 billion in 2006.

According to U.S. Census Bureau estimates, the population of Beaufort County increased 14% from 120,937 in 2000 to 137,849 in 2005, and is projected to grow an additional 10% by 2010. The median family income of Hilton Head residents in 2005 was approximately $72,000, compared with $43,000 for South Carolina and $50,000 nationally.

Lending Activities

General. We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction and land development loans, commercial business loans, consumer loans and equity-line loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area. At December 31, 2006, we had total loans of $273.2 million, representing 86.9% of our total earning assets. When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our intimate knowledge of our markets through veteran bankers. We currently engage an outside firm to evaluate our loan portfolio on a semi-annual basis for credit quality and a second outside firm for compliance issues. As of December 31, 2006, we had two nonperforming assets totaling approximately $2.0 million. The loans were placed in nonaccrual as a result of the death of the borrower. A review of the collateral leads us to believe that there is sufficient value to protect the Bank from any loss. We believe the situation will be satisfactorily resolved by the end of the first quarter of this year.

        Our underwriting standards vary for each type of loan, as described below. While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of bank capital, or $50.9 million at December 31, 2006. As such, $37.6 million, or 13.8%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which nine loans totaling approximately $3.3 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of capital. At December 31, 2006, $19.6 million of our commercial loans, or 38.5% of capital, exceeded the supervisory loan to value ratio.

        We have focused our lending activities primarily on the professional market, including doctors, dentists, small business owners, and commercial real estate developers. By focusing on this customer base and by serving each customer with a consistent relationship team of bankers, we have generated a loan portfolio with an average outstanding loan balance of approximately $218,000 as of December 31, 2006. At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single customer. As of December 31, 2006, our 10 largest customer loan relationships represented approximately $44.8 million, or 16.4% of our loan portfolio.

        Real Estate Mortgage Loans. Loans secured by real estate mortgages are the principal component of our loan portfolio. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. As of December 31, 2006, loans secured by first or second mortgages on real estate made up approximately $124.7 million, or 45.7%, of our loan portfolio.

        These loans will generally fall into one of two categories: commercial real estate loans or residential real estate loans. Furthermore, each type of real estate loan may be secured by residential or commercial property. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

•	Commercial Real Estate Loans. At December 31, 2006, the outstanding balances on individual commercial real estate loans ranged from approximately $3,000 to $3.5 million, as we have participated credits in excess of our legal lending limit to correspondent banks. The average commercial real estate loan balance was approximately $359,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower’s cash flow exceeds 125% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. At December 31, 2006, commercial real estate loans (other than construction loans) amounted to $98.3 million, or approximately 36.0% of our loan portfolio.

•	Residential Real Estate Loans and Home Equity Loans. We do not generally originate traditional long term residential mortgages for our portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. At December 31, 2006, our individual residential real estate loans balances ranged from approximately $9,000 to $1.8 million, with an average loan balance of approximately $385,000. Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%. We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years through a third party rather than retaining these loans ourselves. We also offer home equity lines of credit. At December 31, 2006, our individual home equity lines of credit balances ranged from $14 to $750,000, with an average balance of approximately $99,000. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of fifteen years or less. We generally limit the extension of credit to 90% of the available equity of each property, although in certain circumstances we may extend up to 100% of the available equity. At December 31, 2006, residential real estate loans (other than construction loans) amounted to $26.4 million, or 9.7% of our loan portfolio. Included in the residential real estate loans was $9.3 million, or 35.1% of our residential loan portfolio, in first and second mortgages on individuals’ homes, and $17.1 million, or 64.9% of our residential loan portfolio, in home equity loans.

        Real Estate Construction and Land Development Loans. We offer fixed and adjustable rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. At December 31, 2006, outstanding balances on our commercial construction and development real estate loans ranged from approximately $8,000 to $2.7 million, with an average loan balance of approximately $387,000. At December 31, 2006, the outstanding balances on our individual residential construction and development real estate loans ranged from approximately $27,000 to $726,000, with an average loan balance of approximately $210,000. The term of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

        We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 85%. At December 31, 2006, total construction loans amounted to $122.2 million, or 44.7% of our total loan portfolio. Included in the $122.2 million total was $114.4 million in construction and development loans, or 93.6% of our construction loan portfolio, that were made to commercial construction developers, and approximately $7.8 million, or 6.4% of our construction loan portfolio, that were made to consumers.

        Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry, and professional service areas.

At December 31, 2006, outstanding balances on our individual commercial business loans ranged from approximately $150 to $3.2 million, with an average loan balance of approximately $86,000. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. At December 31, 2006, commercial business loans amounted to $24.6 million, or 9.0% of our total loan portfolio.

        We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2006, we had not originated any small business loans utilizing government enhancements.

        Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2006, the outstanding balance on our individual consumer loans ranged from approximately $65 to $155,000, with an average loan balance of approximately $12,000. Our installment loans typically amortize over periods up to 60 months. Although we typically require monthly payments of interest and a portion of the principal on our revolving loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. At December 31, 2006, consumer loans amounted to $1.9 million, or 0.7% of our loan portfolio.

        Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by an officer with a higher lending authority. Between the Chief Executive Officer, Chief Lending Officer and Chief Credit Officer, any two may combine their authority to approve credits up to $1.5 million. If the loans exceed $1.5 million, then a loan committee comprised of Mr. Coffee and four outside directors may approve the loans up to 10% of our capital and surplus. All loans in excess of this lending limit will be submitted for approval to the entire board of directors. We do not make any loans to any director or executive officer of the bank unless the loan is approved by the disinterested members of the board of directors of the bank and is on terms not more favorable to such person than would be available to a person not affiliated with the bank.

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

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. This limit will increase or decrease as the bank’s capital increases or decreases. Based upon the capitalization of the bank at December 31, 2006, our legal lending limit was approximately $7.6 million. Our internal lending limit was $5.0 million at December 31, 2006. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Deposit Products

        We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market area. In addition, we offer certain retirement account services, such as IRAs. We solicit accounts from individuals, businesses, associations, organizations, and governmental authorities.

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

Competition

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in the Charleston area and elsewhere.

        As of June 30, 2006, there were 21 financial institutions other than us in Charleston County, and 20 and 21 in Horry and Beaufort County, where our Myrtle Beach and Hilton Head area offices are located, respectively. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia, and Carolina First Bank. These institutions offer some services, such as extensive and established branch networks and trust services, which we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

        As of March 19, 2007, we had 66 full-time employees and 2 part-time employees.

SUPERVISION AND REGULATION

        Both Tidelands Bancshares, Inc. and Tidelands Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Tidelands Bancshares

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder. As a bank holding company located in South Carolina, the South Carolina Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

        Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks; and

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

        As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

        Change in Control. In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Moreover, the South Carolina Board of Financial Institutions also must approve an acquisition of a South Carolina bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

        Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. Any shareholder of 10% or more, but less than 25% of any class of our voting securities would be required to either file as a controlling shareholder of the company or rebut the presumption of control in accordance with Federal Reserve regulations. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Tidelands Bank — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the Company. Our ability to pay dividends is subject to regulatory restrictions as described below in “Tidelands bank – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

        All insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

        Prompt Corrective Action. As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

        If the FDIC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

        As of December 31, 2006, the bank was deemed to be “well capitalized.”

        FDIC Assessments. Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law – generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution’s supervisory ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk, pay lower premiums than those institutions deemed to pose more risk, which pay more.

        FDIRA caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required to issue cash dividends, awarded on a historical basis, for half of the amount of the excess. Pursuant to the FDIRA, the FDIC will begin indexing deposit insurance coverage levels for inflation beginning in 2012. Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

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

        The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

        Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        The deposit operations of the bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Enforcement Powers. The bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000;

and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

        Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

        Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the bank’s policy not to disclose any personal information unless required by law.

        Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Payment of Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

        Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

RISK FACTORS

We have grown rapidly and may not be able to sustain this rate of growth for future periods.

        We have grown rapidly since opening Tidelands Bank in October 2003. However, we may not be able to sustain this rate of growth and may not even be able to grow our business at all. Because of our relatively small size and short operating history, it will be difficult for us to generate similar asset growth rates as we continue to expand, and consequently our historical results of operations are not necessarily indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

        Our success also depends, in part, on our continued ability to attract and retain experienced management personnel and loan originators, including Alan W. Jackson, Robert H. Mathewes, Jr., Milon C. Smith, and James M. Bedsole. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

        To expand our coastal franchise successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established financial institutions. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

An economic downturn, especially one affecting the Charleston, Myrtle Beach and Hilton Head metropolitan areas, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits and housing stats in our markets, primarily the Charleston, Myrtle Beach and Hilton Head metropolitan areas. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. Interest received on loans represented approximately 92.5% of our interest income for the year ended December 31, 2006. If an economic downturn occurs in the economy as a whole, or in the Charleston, Myrtle Beach or Hilton Head metropolitan markets, borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.

An economic downturn could, therefore, result in losses that could materially and adversely affect our business.

The lack of seasoning of our loan portfolio makes it difficult to assess the adequacy of our loan loss reserves accurately.

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

        However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio was originated recently. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually perform more predictably than a newer portfolio. As of December 31, 2006, we had only two loans on nonaccrual status totaling approximately $2.0 million. In addition, we have not charged-off any loans since our inception. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

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

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2006, approximately $37.6 million, or 13.8%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which nine loans totaling approximately $3.3 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank’s capital. At December 31, 2006, $19.6 million of our commercial loans, or 38.5% of our bank’s capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2006, approximately 90.4% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

        All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators. Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan. These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans. Loans that do not fully comply with our loan policies are known as “exceptions.” We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions. As of December 31, 2006, approximately 10.44% of the loans in our portfolio included collateral exceptions to our loan policies, which exceeds the 10% suggested by our regulators. As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in the portfolio that fully comply with our loan policies. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice. Although we have recently taken steps to reduce the number of exceptions in our loan portfolio, we may not be successful in further reducing and managing the number of exceptions in our loan portfolio.

Changes in interest rates may reduce our profitability.

        Our profitability depends in large part on our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Approximately 67.1% of our loans were variable rate loans at December 31, 2006, and we were liability sensitive at December 31, 2006. During 2007, we expect to be liability sensitive over the one year horizon, which means that our net interest income will generally decrease in higher interest rate environments and rise in lower interest rate environments. Our net interest income will be adversely affected if market interest rates change such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.

        We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, Wachovia, and Carolina First Bank. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. We also compete with local community banks in our market. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits and pay higher wages for new employees, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We may not be able to compete with our larger competitors for larger customers because our lending limits are lower than theirs.

        We are limited in the amount we can loan a single borrower by the amount of the bank’s capital. Our legal lending limit is 15% of the bank’s capital and surplus, or $7.6 million at December 31, 2006. Our internal lending limit was $5.0 million at December 31, 2006. Even though our legal lending limit increased after we raised net proceeds of $16.4 million in a public stock offering in October 2006, it is still significantly less than the limit for our larger competitors and may affect our ability to seek relationships with larger businesses in our market area.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the South Carolina Board of Financial Institutions, the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on common stock, and our ability to make acquisitions.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, and make loans. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Our cost of compliance could adversely affect our ability to operate profitably. See “Supervision and Regulation.”

Our future growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital levels will satisfy our regulatory requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside our control, and our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

Efforts to comply with Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, for the year ending December 31, 2007, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and our management will be required to issue a report on our internal controls over financial reporting. We expect the applicability of these rules and regulations to us will continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

        We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and our common stock could ultimately be delisted from the NASDAQ Global Market. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

        In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We are currently undertaking a number of construction projects which could divert the time and attention of our senior management.

        We are currently engaged in several simultaneous construction projects relating to the improvement of our current facilities and the addition of new facilities expected to last over the next 12 months. These projects include the construction of four traditional stand-alone branches, two of which will replace current store-front branches, and the renovation of our operations center. We rely on our chief executive officer, chief financial officer and other senior management to oversee these construction projects. Generally, these officers do not have experience in managing construction projects. As a result, there is a risk that such projects may take longer or result in greater expenses than we intend. In addition, the time required to oversee such projects could result in management’s attention being materially diverted from the operations of our business. This could result in an adverse effect on our near-term results of operations.

Given the geographic concentration of our operations, we could be significantly affected by any natural disaster that affects coastal South Carolina.

        Our operations are concentrated in and our loan portfolio consists almost entirely of loans to persons and businesses located in coastal South Carolina. Similarly, the collateral for many of our loans consists of real and personal property located in this same geographic area. This area is susceptible to natural disasters which could cause extensive damage to the general region. Specifically, disaster conditions resulting from any hurricane that hits in this area would adversely affect the local economies and real estate markets, which could negatively impact our business. Adverse economic conditions resulting from such a disaster could also negatively impact the ability of our customers to repay their loans and could affect the value of the collateral securing these loans. Furthermore, damage resulting from any natural disaster could also result in continued economic uncertainty that could negatively impact businesses in those areas. Consequently, our ability to continue to originate loans may be impaired by adverse changes in local and regional economic conditions in this area following any natural disaster.

Item 2. Description of Property.

        Our main office facility is located at 875 Lowcountry Boulevard in Mount Pleasant, South Carolina. The building is a full service banking facility with two drive-through banking stations and an ATM. The lease has an initial term of 10 years from March 29, 2004 with options for two additional five year renewal periods. We paid approximately $178,000 in rent this year. Our annual rent payments will increase to $190,000 in 2007, and then subsequently increase in accordance with a formula based on the Consumer Price Index.

        Our Summerville facility is located at 105-C Burton Avenue in Summerville, South Carolina. It is a temporary full service banking facility which does not have drive-through windows or an ATM. We have an initial term of 12 months from September 7, 2004 with monthly extensions after that time. We currently pay approximately $3,300 per month in rent although our payments are subject to future increase in accordance with a formula based on the Consumer Price Index. We intend to use this facility as a temporary banking office until we open a suitable permanent branch location, which will open in mid 2007.

        On February 1, 2005, the bank entered into an agreement to purchase property, including a 4,340 square foot building, in the Park West section of Mount Pleasant for $1.6 million. We will open as a full service banking facility in the first half of 2007.

        On February 10, 2005, the bank entered into a lease agreement for an office located at 4420 Oleander Drive in Myrtle Beach, South Carolina. This space will be utilized as a temporary full service banking facility while we construct facilities suitable for a permanent full service branch. This lease has an initial term of two years with a renewal option for an additional 12 months. The lease has been extended thru June 9, 2007 at a monthly expense of $3,000.

        On August 26, 2005, the bank purchased property and a facility for $1.3 million at 840 Lowcountry Boulevard in Mount Pleasant, South Carolina. In January 2007, this facility was occupied by our operations departments.

        On December 22, 2005, the bank entered into a land lease for a West Ashley location with the intent of building and opening a branch in 2007. The lease has an initial twenty-year term and may be extended at the bank’s option for four additional five-year terms. The lease requires monthly payments of $5,833 for the first five years, which increases 12% every fifth year thereafter. Rent commences on the earlier of 18 months from the lease commencement date noted above or on the date the facility opens for business. In addition, the bank leases office space for the West Ashley loan production location. The lease was originated on June 30, 2006 and has an initial one-year term. The lease may be extended at the bank’s option for an additional 12 month term. The lease requires monthly payments of $1,185 per month. Rental expense under these operating lease agreements were $12,155 for the year ended December 31, 2006.

        On September 28, 2006, the bank entered into a lease for office space for its Bluffton loan production office. The lease has an initial one-year term and may be extended at the bank’s option for an additional 12 month term. The lease requires monthly payments of $2,575 per month. Rental expense under this operating lease agreement was $10,300 for the year ended December 31, 2006.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        In connection with our public offering in October 2006, our common stock was approved for listing on the NASDAQ Global Market under the symbol “TDBK.” Prior to October 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “TDBK.OB.” As of December 31, 2006, we had approximately 612 shareholders of record.

        The following table shows the reported high and low closing prices for shares of our common stock published by NASDAQ beginning with the fourth quarter of 2006. For the prior periods indicated, the table shows the reported high and low bid information on the OTC Bulletin Board. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prior to our listing on NASDAQ, there was limited trading, at widely varying prices, and trading had not created an active market for our common stock. Thus, the prices at which trades occurred may not be representative of the actual value of our common stock. On a number of days during this period, there were no trades at all in our common stock.

2006
Fourth Quarter	$18.00	$14.51
Third Quarter	18.35	17.50
Second Quarter	20.00	12.50
First Quarter	12.75	9.75
2005
Fourth Quarter	$9.98	$9.98

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Tidelands Bank, to pay dividends to us. As a South Carolina state bank, Tidelands Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital. At December 31, 2006, the bank was no longer prohibited from declaring a dividend because it had accumulated retained earnings of approximately $670,000.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

        The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Our discussion and analysis for the years ended December 31, 2006, 2005 and 2004 is based on our audited financial statements for such periods. The following discussion describes our results of operations for the year ended December 31, 2006 as compared to December 31, 2005 and 2004, and also analyzes our financial condition as of December 31, 2006 as compared to December 31, 2005.

Overview

        We were incorporated in March 2002 to organize and serve as the holding company for Tidelands Bank. Since we opened our bank in October 2003, we have grown total assets to $336.6 million, loans to $273.2 million, and deposits to $259.1 million.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2006.

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

Results of Operations

Income Statement Review

Summary

        Our net income was approximately $1.5 million, $40,000 and a loss of $803,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Net income before income tax expense was $2.4 million and $60,000 for the years ended December 31, 2006 and 2005, respectively, compared to a net loss before income tax benefit of $1.2 million for the year ended December 31, 2004. In comparing year-ends December 31, 2006 and 2005, the $2.3 million increase in net income before tax expense resulted from increases of $4.7 million in net interest income and $312,000 in other income partially offset by a $3.1 million increase in noninterest expense. Noninterest income increased from $475,000 for the year ended December 31, 2005 to $787,000 for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, the $1.3 million increase in net income before tax expense resulted from increases of $3.6 million in net interest income and $147,000 in other income partially offset by a $1.5 million increase in noninterest expense. Noninterest income increased from $328,000 for the year ended December 31, 2004 to $475,000 for the year ended December 31, 2005. We also recorded provisions for loan losses of $1.2 million, $1.5 million and $565,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Net Interest Income

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio is the primary driver of the increase in net interest income. During the years ended December 31, 2006 and 2005, our loan portfolio increased $93.5 million and $124.4 million, respectively. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

        Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. At December 31, 2006, loans represented 81.2% of total assets, while securities and federal funds sold represented 12.2% of total assets. While we plan to continue our focus on increasing the loan portfolio, we also anticipate increasing the size of the investment portfolio.

        The current low interest rate environment by historical measures has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in one location, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn allowed us to focus on growing our loan portfolio. At December 31, 2006, retail deposits represented $119.5 million, or 40.7% of total funding, which includes total deposits plus securities sold under agreements to repurchase and other borrowings. Commercial deposits represented $28.9 million, or 9.9% of total funding, borrowings represented $34.2 million, or 11.7% of total funding, and wholesale out-of-market deposits represented $110.7 million, or 37.7% of total funding.

        We have converted two of our loan production offices into temporary full service banking facilities, one in the second quarter of 2005 and the other in the fourth quarter of 2005. We also opened loan production offices in the West Ashley area of Charleston, South Carolina in September 2006 and in the Hilton Head area of South Carolina in October 2006. We have begun constructing permanent facilities in Myrtle Beach and Summerville which we plan to open in mid 2007. In addition, we plan to open a new full service branch office in the Park West area of Mount Pleasant and convert the loan production office in the West Ashley area of Charleston to a full service branch by the end of the third quarter of 2007. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates. We plan to continue to offer aggressive rates on investment checking and money market accounts. Based on prior experience, we anticipate the majority of these funds to be retained as core deposits. Our goal is to maintain a higher than average percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. Although we anticipate that these additional retail deposit offices will assist us in meeting these objectives, we also anticipate that the current deposit strategies and the opening of the new offices will have a dampening effect on earnings through the end of 2007. However, we believe that these two strategies will provide additional customers in our new markets and will provide a lower alternative cost of funding in a higher or rising interest rate environment.

        In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the year ended December 31, 2006 increased because we had more interest-earning assets than interest-bearing liabilities. For the years ended December 31, 2006, 2005 and 2004, average interest-earning assets exceeded average interest-bearing liabilities by $27.6 million, $22.0 million and $8.9 million, respectively.

        The impact of the Federal Reserve’s recent interest rate increases resulted in an increase in both the yields on our variable rate assets and the rates that we paid for our short-term deposits and borrowings. The net interest spread and net interest margin decreased during the year ended December 31, 2006 as a result of the bank having more interest-earning liabilities than interest-bearing assets that repriced as market rates began to increase over the period. Our net interest margins for the year ended December 31, 2006, 2005 and 2004 were 3.63%, 3.75% and 3.11%, respectively. During the year ended December 31, 2005, the net interest spread and net interest margin increased as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates began to increase over the period. We anticipate that additional increases in short-term rates will result in an increase in loan yields, while higher rates on our interest deposits and borrowings will also result in a higher cost of funds to us.

        We have included a number of unaudited tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2006, 2005 and 2004. Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Years Ended December 31, 2006, 2005 and 2004

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the three years ended December 31, 2006, 2005 and 2004, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year.

	Average Balances, Income and Expenses, and Rates
	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Earning assets:
Interest bearing balances	$51	$3	5.15%	$28	$1	3.57%	$-	$-	-%
Federal funds sold	6,103	323	5.29%	6,416	215	3.36%	5,051	65	1.28%
Taxable investment securities	24,483	1,307	5.34%	13,333	632	4.74%	12,888	592	4.60%
Non-taxable investment
securities	180	7	3.79%	-	-	-%	-	-	-%
Loans receivable	242,349	20,130	8.31%	118,531	8,383	7.07%	31,317	1,696	5.42%

Total earning assets	273,166	21,770	7.97%	138,308	9,231	6.67%	49,256	2,353	4.78%

Nonearning assets:
Cash and due from banks	2,031			1,581			934
Mortgage loans held for sale	1,323			782			468
Premises and equipment, net	6,453			2,221			802
Other assets	4,353			1,824			1,015
Allowance for loan losses	(3,032)			(1,438)			(375)

Total nonearning assets	11,128			4,970			2,844

Total assets	$284,294			$143,278			$52,100

Interest-bearing liabilities:
Interest bearing transaction	$3,697	115	3.11%	$3,285	41	1.26%	$1,586	14	0.85%
accounts
Savings & money market	133,311	6,228	4.67%	69,212	2,504	3.62%	22,634	480	2.12%
Time deposits less than
$ 100,000	73,897	3,616	4.89%	19,430	652	3.35%	5,401	119	2.20%
Time deposits greater than
$ 100,000	10,531	487	4.62%	16,867	560	3.32%	4,162	91	2.19%
Junior subordinated debentures	7,073	470	6.65%	-	-	-%	-	-	%
Advances from FHLB	7,847	423	5.38%	-	-	-%	-	-	-%
Securities sold under
repurchase agreement	7,804	424	5.44%	6,500	236	3.62%	6,500	115	1.76%
Federal funds purchased	540	28	5.14%	80	3	3.41%	-	-	-%
Other borrowings	834	57	6.85%	955	55	5.78%	46	1	3.33%

Total interest-bearing liabilities	245,534	11,848	4.83%	116,329	4,051	3.48%	40,329	820	2.03%

Noninterest-bearing liabilities:
Demand deposits	9,693			6,992			3,093
Other liabilities	1,395			601			265
Shareholders' equity	27,672			19,356			8,413

Total liabilities and
shareholders' equity	$284,294			$143,278			$52,100

Net interest income		$9,922			$5,180			$1,533

Net interest spread			3.14%			3.19%			2.75%

Net interest margin			3.63%			3.75%			3.11%

        Our net interest spread was 3.14%, 3.19% and 2.75% for the years ended December 31, 2006, 2005 and 2004, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

        The net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin for the years ended December 31, 2006, 2005 and 2004 was 3.63%, 3.75% and 3.11%, respectively. During 2006, interest-earning assets averaged $273.2 million, compared to $138.3 million in 2005 and $49.3 million in 2004. During the same periods, average interest-bearing liabilities were $245.5 million, $116.3 million and $40.3 million, respectively.

        The net interest spread and net interest margin decreased during the year ended December 31, 2006 as a result of the bank having more interest-earning liabilities than interest-bearing assets that repriced as market rates began to increase over the period and the bank’s increased reliance on higher rate wholesale funding sources. However, the net interest spread and net interest margin increased during the year ended December 31, 2005 as a result of the bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates began to increase over the period.

        Net interest income, the largest component of our income, was $9.9 million, $5.2 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The significant increase in 2006 and 2005 resulted from higher levels of both average earning assets and interest-bearing liabilities, rather than from any increase in the net interest spread.

        The $4.7 million increase in net interest income for the year ended December 31, 2006 compared to the same period in 2005 resulted from a $12.5 million increase in interest income offset by a $7.8 million increase in interest expense. The $3.6 million increase in net interest income for the year ended December 31, 2005 compared to the same period in 2004 resulted from a $6.9 million increase in interest income offset by a $3.2 million increase in interest expense.

        Interest income for the year ended December 31, 2006 was $21.8 million, consisting primarily of $20.1 million on loans, $1.3 million on investments and interest bearing balances, and $323,000 on federal funds sold. Interest income for the year ended December 31, 2005 was $9.2 million, consisting of $8.4 million on loans, $632,000 on investments and $215,000 on federal funds sold. Interest income for the year ended December 31, 2004 was $2.4 million, consisting of $1.7 million on loans, $592,000 on investments and $65,000 on federal funds sold. Interest and fees on loans represented 92.5%, 90.8% and 72.1% of total interest income for the years ended December 31, 2006, 2005 and 2004, respectively. Meanwhile, income from investments and federal funds sold represented 7.5%, 9.2% and 27.9% of total interest income for the years ended December 31, 2006, 2005 and 2004, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 88.7%, 85.7% and 63.6% of average interest-earning assets for the years ended December 31, 2006, 2005 and 2004, respectively.

        Interest expense for the year ended December 31, 2006 was $11.8 million, consisting primarily of $10.4 million related to deposits, $424,000 related to securities sold under repurchase agreements, $85,000 federal funds purchased and other borrowings, $470,000 related to junior subordinated debentures and $423,000 related to FHLB advances. Interest expense for the year ended December 31, 2005 was approximately $4.1 million, consisting of $3.8 million related to deposits, $236,000 related to securities sold under repurchase agreements and $58,000 federal funds purchased and other borrowings. Interest expense for the year ended December 31, 2004 was approximately $820,000, consisting of $704,000 related to deposits and $116,000 related to securities sold under repurchase agreements and other borrowings. Interest expense on deposits for the years ended December 31, 2006, 2005 and 2004 represented 88.2%, 92.8% and 85.8%, respectively, of total interest expense. Meanwhile, interest expense on borrowings represented 11.8%, 7.2% and 14.2% of total interest expense at December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006, average interest-bearing liabilities were higher by $129.2 million than for the same period in 2005, while other borrowings and federal funds purchased averaged $339,000 million higher, FHLB advances averaged $7.8 million higher, junior subordinated debentures averaged $7.1 million higher and securities sold under repurchase agreement averaged $1.3 million higher than for the same period ended December 31, 2005. During the year ended December 31, 2005, average interest-bearing liabilities were higher by $76.0 million than for the same period in 2004, while other borrowings averaged $989,000 higher during the year ended December 31, 2004.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended				Year Ended
	December 31, 2006 vs. December 31, 2005				December 31, 2005 vs. December 31, 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(in thousands)
Interest income
Loans	$8,756	$1,463	$1,528	$11,747	$4,723	$519	$1,445	$6,687
Taxable investment securities	529	80	66	675	20	19	1	40
Non-taxable investment securities	-	-	7	7	-	-	-	-
Federal funds sold	(10)	124	(6)	108	17	105	28	150
Interest bearing balances	1	-	1	2	-	-	1	1

Total interest income	9,276	1,667	1,596	12,539	4,760	643	1,475	6,878

Interest expense
Deposits	3,890	1,375	1,423	6,688	1,562	463	1,028	3,053
Junior subordinated debentures	-	-	470	470	-	-	-	-
Advances from FHLB	-	-	423	423	-	-	-	-
Securities sold under repurchase
agreements	47	118	24	189	-	121	-	121
Federal funds purchased	16	1	8	25	2	-	1	3
Other borrowings	(7)	10	(1)	2	31	1	22	54

Total interest expense	3,946	1,504	2,347	7,797	1,595	585	1,051	3,231

Net interest income	$5,330	$163	$(751)	$4,742	$3,165	$58	$424	$3,647

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

        Included in the statement of operations for the years ended December 31, 2006, 2005 and 2004 is a noncash expense related to the provision for loan losses of $1.2 million, $1.5 million and $565,000, respectively. The allowance for loan losses increased by the entire provision expense for loan losses because we did not incur any net charge-offs during these periods. The increases in the allowance relates to our decision to increase the allowance in response to the $93.5 million, $124.4 million and $45.4 million growth in loans for the years ended December 31, 2006, 2005 and 2004, respectively. The allowance for loan losses was $3.5 million, $2.2 million and $700,000 as of December 31, 2006, 2005 and 2004, respectively. The allowance for loan losses as a percentage of gross loans was 1.27% at December 31, 2006, 1.25% at December 31, 2005 and 1.27% at December 31, 2004. We had two nonperforming loans totaling approximately $2.0 million at December 31, 2006.

Noninterest Income

        The following table sets forth information related to our noninterest income:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Service fees on deposit accounts	$24	$13	$6
Residential mortgage origination fees	573	337	262
Origination income on mortgage loans sold	91	62	33
Loss on sale of investment securities	(137)	-	-
Gain on sale of property and equipment	14	-	-
Other service fees and commissions	144	55	23
Other	78	8	4

Total noninterest income	$787	$475	$328

        Noninterest income for the year ended December 31, 2006 was approximately $787,000, an increase of $312,000 compared to noninterest income of $475,000 during the same period in 2005. Noninterest income for the year ended December 31, 2005 was approximately $475,000, an increase of $147,000 compared to noninterest income of $328,000 during the same period in 2004. The increase was attributable to an increase in mortgage origination income, other service fees and other income. Residential mortgage origination fees increased approximately $236,000 from 2005 and $75,000 from 2004.

        Residential mortgage origination fees consist primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party. Residential mortgage origination fees were $573,000, $337,000 and $262,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The additional $236,000 in 2006 and $75,000 in 2005 related primarily to increased volume in the mortgage department as we expanded this line of business with additional originators. Origination income on mortgage loans sold includes the interest income collected on mortgage payments prior to selling these loans to investors. Accordingly, we received $91,000 of origination income on mortgage loans sold in 2006 compared to $62,000 in 2005 and $33,000 in 2004. We anticipate that the level of mortgage origination fees will decrease if the mortgage refinancing business declines due to higher long term interest rates.

        Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts. Such fees were $24,000, $13,000 and $6,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The additional $11,000 in income for 2006 and $7,000 for 2005 resulted from a larger number of customer accounts.

        During the fourth quarter of 2006, we restructured a portion of our investment portfolio, incurring a pre-tax charge of $137,000 against current earnings. In addition to the loss on sale of investment securities, we recognized a gain of $14,000 on the sale of real estate.

        Other service fees, commissions, and the fee income received from customer non-sufficient funds transactions increased $89,000 to $144,000 for the year ended December 31, 2006 and increased $32,000 to $55,000 for the year ended December 31, 2005. The increase is attributed to the growing number of customers to whom we provide financial services.

        Other income consists primarily of income received on bank owned life insurance, fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $78,000, $8,000 and $4,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The additional $70,000 in other income from 2005 to 2006 was related primarily to the $59,000 income received from bank owned life insurance obtained in the fourth quarter of 2006.

Noninterest Expense

        The following table sets forth information related to our noninterest expense.

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Salaries and benefits	$4,484	$2,309	$1,451
Occupancy	486	335	224
Furniture and equipment expense	298	265	167
Professional fees	511	238	148
Advertising and marketing	250	125	66
Insurance	108	72	22
Data processing and related costs	179	124	106
Telephone	75	50	14
Postage	24	18	11
Office supplies, stationery and printing	74	93	93
Other	635	422	212

Total noninterest expense	$7,124	$4,051	$2,514

        We incurred noninterest expense of $7.1 million for the year ended December 31, 2006 compared to $4.1 million for the year ended December 31, 2005 and $2.5 million for the year ended December 31, 2004. For the year ended December 31, 2006, the $2.2 million increase in salaries and benefits and $273,000 increase in professional fees accounted for 80.0% of the $3.1 million increase in noninterest expense for the year ended December 31, 2006 compared to the same period in 2005. The increase was due to additional personnel and facilities to better service our customers. The remaining $625,000 increase resulted primarily from increases of $151,000 in occupancy, $33,000 in furniture and equipment expense, $125,000 in marketing costs, $36,000 in insurance costs, $55,000 in data processing and related costs, and $225,000 in other expense. For the year ended December 31, 2005, the $858,000 increase in salaries and benefits and $98,000 increase in furniture and equipment expense accounted for 62.2% of the $1.5 million increase in noninterest expense for the year ended December 31, 2005 compared to the same period in 2004. The increase was due to additional personnel and facilities to better service our customers. The remaining $581,000 increase resulted primarily from increases of $111,000 in occupancy, $90,000 in professional fees, $59,000 in marketing costs, $50,000 in insurance costs, $18,000 in data processing and related costs, and $253,000 in other expense. A significant portion of the increase in professional fees is related to additional legal, audit and compliance expenses. The increase in marketing expense relates to expanding our market awareness in the Charleston, Myrtle Beach and Hilton Head markets, while a significant portion of the increase in other expense was due to increased costs of postage, office supplies, and additional staff education and training.

        Salaries and benefits expense was $4.5 million, $2.3 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Salaries and benefits represented 62.9%, 57.0% and 57.7% of our total noninterest expense for the years ended December 31, 2006, 2005 and 2004, respectively. The $2.2 million increase in salaries and benefits expense in 2006 compared to 2005 resulted primarily from increases of $1.3 million in base compensation, $389,000 in additional incentive compensation, $248,000 in stock compensation expense and $283,000 in higher benefits costs. The $1.3 million increase in base compensation expense related to the cost of employing 21 additional employees in 2006, as well as annual salary increases. The $858,000 increase in salaries and benefits expense in 2005 compared to 2004 resulted primarily from increases of $571,000 in base compensation, $85,000 in additional incentive compensation, and $202,000 in higher benefits costs. The $571,000 increase in base compensation expense related to the cost of employing 17 additional employees in 2005, as well as annual salary increases.

        Data processing and related costs were $179,000, $124,000 and $106,000 for the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006, our data processing costs for our core processing system were $113,000 compared to $84,000 for the year ended December 31, 2005 and $59,000 for the year ended December 31, 2004.

We have contracted with an outside computer service company to provide our core data processing services.

        Data processing costs increased $55,000, or 44.4%, for the year ended December 31, 2006 compared to the same period in 2005. Data processing costs increased $18,000, or 17.0%, for the year ended December 31, 2005 compared to the same period in 2004. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions, all of which have grown commensurate with the overall growth of the bank’s assets and liabilities.

        Income tax expense was $874,000 and $20,000 for the year ended December 31, 2006 and 2005, respectively. We recorded a tax benefit of $414,000 in 2004. The income tax expense is based on an effective tax rate of 37.0%, 34.0% and 34.0% for the year ended December 31, 2006, 2005 and 2004, respectively.

Balance Sheet Review

General

        At December 31, 2006, we had total assets of $336.6 million, consisting principally of $269.7 million in net loans, $2.6 million in loans held for sale, $38.7 million in securities, $2.5 million in federal funds sold, $8.8 million in net premises, furniture and equipment, and $2.9 million in cash and due from banks. Our liabilities at December 31, 2006 totaled $294.8 million, consisting principally of $259.1 million in deposits, $10.0 million in securities sold under agreements to repurchase, $8.2 million in junior subordinated debentures and $16.0 million in FHLB advances. At December 31, 2006, our shareholders’ equity was $41.8 million.

Federal Funds Sold

        At December 31, 2006, our $2.5 million in short-term investments in federal funds sold on an overnight basis comprised 0.75% of total assets, compared to $6.4 million, or 3.1% of total assets, at December 31, 2005.

Investments

        At December 31, 2006, the $37.5 million in our available for sale investment securities portfolio represented approximately 11.1% of our total assets. We held U.S. Government agency securities, municipals and mortgage-backed securities with a fair value of $37.5 million and an amortized cost of $37.4 million for a net unrealized gain of $150,000. As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

        Contractual maturities and yields on our investments at December 31, 2006 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. Government/government
sponsored enterprises	$4,558	5.36%	$7,761	5.98%	$15,355	5.89%	$27,674	5.83%
Mortgage-backed securities	-	0.00%	-	0.00%	6,204	5.57%	6,204	5.57%
Municipals	-	0.00%	-	0.00%	3,626	5.61%	3,626	5.61%

Total	$4,558	5.36%	$7,761	5.98%	$25,185	5.77%	$37,504	5.77%

        At December 31, 2006, our investments included U.S. government agency bonds issued by the Federal Farm Credit Bank with an amortized cost of approximately $3.0 million. Government sponsored enterprises consist of securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $12.1 million, $7.0 million, and $5.5 million, respectively. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association with amortized costs of approximately $6.1 million. Municipals consist of securities issued by eight different municipalities with an amortized cost of $3.6 million.

        Other nonmarketable equity securities at December 31, 2006 consisted of Federal Home Loan Bank stock with a cost of $1,132,100 and other investments of $50,000.

        The amortized costs and the fair value of our investments at December 31, 2006 and 2005 are shown in the following table.

	December 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available for Sale:
U.S. Government agencies	$3,016	$2,981	$-	$-
Government-sponsored enterprises	24,604	24,693	1,496	1,482
Mortgage-backed securities	6,108	6,204	10,561	10,300
Municipals	3,626	3,626	-	-

Total	$37,354	$37,504	$12,057	$11,782

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2006 and 2005 were $242.3 million and $118.5 million, respectively. Before the allowance for loan losses, total loans outstanding at December 31, 2006 and 2005 were $273.2 million and $179.7 million, respectively.

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

The following table summarizes the composition of our loan portfolio at December 31, 2006, 2005, 2004 and 2003:

	2006		2005		2004		2003
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
Commercial and
Industrial	$24,631	9.0%	$11,360	6.3%	$7,173	13.0%	$1,863	18.8%
Real Estate
Mortgage	124,715	45.7%	85,025	47.3%	29,837	54.0%	4,057	40.9%
Construction	122,210	44.7%	81,878	45.6%	16,918	30.6%	3,170	31.9%

Total real estate	246,925	90.4%	166,903	92.9%	46,755	84.6%	7,227	72.8%

Consumer
Consumer	1,901	0.7%	1,708	1.0%	1,509	2.7%	857	8.6%

Deferred origination fees, net	(247)	(0.1%)	(311)	(0.2%)	(146)	(0.3%)	(20)	(0.2%)

Total gross loans, net of
deferred fees	273,210	100.0%	179,660	100.0%	55,291	100.0%	9,927	100.0%

Less - allowance for loan
Losses	(3,467)		(2,245)		(700)		(135)

Total loans, net	$269,743		$177,415		$54,591		$9,792

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2006.

		After one
	One year	but within	After five
	or less	five years	years	Total
	(in thousands)
Commercial	$7,119	$16,280	$1,232	$24,631
Real estate	115,075	105,918	25,932	246,925
Consumer	931	945	25	1,901
Deferred origination fees, net	(61)	(177)	(9)	(247)

Total gross loans, net of deferred fees .	$123,064	$122,966	$27,180	$273,210

Loans maturing after one year with:
Fixed interest rates				$73,775
Floating interest rates				76,557

Total				$150,332

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Periodically, we adjust the amount of the allowance based on changing circumstances. Although we have not incurred any loan losses as of December 31, 2006, we would recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        The following table summarizes the activity related to our allowance for loan losses.

	December 31,
	2006	2005	2004	2003
	(dollars in thousands)

Balance, beginning of year	$2,245	$700	$135	$-
Net loan losses	-	-	-	-
Provision for loan losses	1,222	1,545	565	135

Balance, end of year	$3,467	$2,245	$700	$135

Total loans outstanding at end of period	273,210	179,660	55,291	9,927
Allowance for loan losses to gross loans	1.27%	1.25%	1.27%	1.36%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.00%

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system that we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

        As of December 31, 2005 and 2004, we did not have any nonperforming assets and no loans past due 30 days or more. At December 31, 2006, 2005, and 2004, the allowance for loan losses was $3,467,000, $2,245,000, and $700,000, respectively, or 1.27%, 1.25%, and 1.27%, respectively, of outstanding loans. As of December 31, 2006, we had two loans with a current principal balance of $853,121 on the watch list.

        At December 31, 2006, we had two loans with a current principal balance of approximately $2.0 million on nonaccrual status. The loans were placed in nonaccrual as a result of the death of the borrower. A review of the collateral leads us to believe that there is sufficient value to protect the bank from any loss. We believe the situation will be satisfactorily resolved by the end of the first quarter of this year. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. We have approximately $69,000 in foregone interest income related to loans on nonaccrual status.

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds. Accordingly, it has become more difficult to attract local deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, through various brokered deposit arrangements. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market. We anticipate that the ratio of out-of-market deposits will decline after we open additional retail deposit offices. The amount of out-of-market deposits was $110.7 million, or 42.7% of total deposits, at December 31, 2006 compared to $34.9 million, or 20.0% of total deposits, at December 31, 2005.

        We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 105.4% and 102.9% at December 31, 2006 and 2005, respectively.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2006 and 2005.

	December 31, 2006		December 31, 2005
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$9,693	0.00%	$6,992	0.00%
Interest bearing demand deposits	3,697	3.11%	3,285	1.26%
Savings and money market accounts	133,311	4.67%	69,212	3.62%
Time deposits less than $100,000	73,897	4.89%	19,430	3.35%
Time deposits greater than $100,000	10,531	4.62%	16,867	3.32%

Total deposits	$231,129	4.52%	$115,786	3.25%

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2006 and 2005 is as follows:

	2006	2005
	(in thousands)
Three months or less	$2,812	$2,951
Over three through six months	3,084	4,617
Over six though twelve months	1,207	3,334
Over twelve months	711	200

Total	$7,814	$11,102

        The decrease in time deposits of $100,000 or more for the year ended December 31, 2006 compared to the same period in 2005 resulted from our funding the growth of the bank with a variety of deposits products and the utilization of deposits that were obtained outside of our primary market.

Borrowings

        The following table outlines our various sources of borrowed funds during the years ended December 31, 2006 and 2005, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average
	Ending	End	End	for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the year
ended December 31, 2006:
Note payable	$-	-%	$1,593	$825	6.88%
Securities sold under agreement to repurchase	10,000	5.57%	10,000	7,804	5.44%
Junior subordinated debentures	8,248	6.75%	8,248	7,073	6.65%
Advances from FHLB	16,000	5.27%	16,000	7,847	5.38%
Other borrowings	-	-%	29	9	3.75%
Federal funds purchased	-	-%	6,346	540	5.14%
At or for the year
ended December 31, 2005:
Note payable	$1,541	6.25%	$1,541	$651	5.72%
Securities sold under agreement to repurchase	6,500	4.66%	6,500	6,500	3.62%
Junior subordinated debentures	-	-%	-	-	-%
Advance from FHLB	-	-%	-	-	-%
Other borrowings	30	3.30%	2,050	304	4.47%
Federal funds purchased	-	-%	937	80	3.41%

Capital Resources

        Total shareholders’ equity was $41.8 million at December 31, 2006 and $23.1 million at December 31, 2005. The increase is attributable to net proceeds of $16.4 million from the issuance of 1,200,000 shares of common stock in the public stock offering and proceeds from the exercise of stock options of $257,625, plus an increase of $277,734 in the fair value of available for sale securities, stock-based compensation expense of $247,586 and net income of $1,488,806 for the year ended December 31, 2006. Since our inception, we have not paid any cash dividends.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Return on average assets	0.52%	0.03%	(1.54%)
Return on average equity	5.38%	0.20%	(9.55%)
Equity to assets ratio	9.73%	13.51%	16.13%

        The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0%

to 100%. The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On February 27, 2006, the Federal Reserve approved a new rule expanding the definition of a “small bank holding company.” The new definition will include bank holding companies with less than $500 million in total assets. Bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. The new rule will be effective on March 30, 2006. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank is subject to these minimum capital requirements as set per bank regulatory agencies.

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

        The following table sets forth the company’s various capital ratios at December 31, 2006 and 2005. For all periods, the company was considered “well capitalized.”

	2006	2005
Leverage ratio	14.03%	11.76%
Tier 1 risk-based capital ratio	16.86%	11.02%
Total risk-based capital ratio	18.06%	12.14%

        The following table sets forth the bank’s various capital ratios at December 31, 2006 and 2005. For all periods, the bank was considered “well capitalized.”

	2006	2005
Leverage ratio	14.02%	11.59%
Tier 1 risk-based capital ratio	16.52%	10.89%
Total risk-based capital ratio	17.72%	12.00%

        We intend to maintain a capital level for the bank that exceeds the FDIC requirements to be classified as a “well capitalized” bank. To provide the additional capital needed to support our bank’s growth in assets, during the first quarter of 2005 we borrowed $2.1 million under a short-term holding company line of credit. On March 31, 2005, we completed a private placement of 1,712,000 shares at $9.35 to increase the capital of the bank. Net proceeds from the offering were approximately $14.9 million. Upon closing the transaction, the holding company line of credit was repaid in full. On February 22, 2006, Tidelands Statutory Trust, a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating proceeds of $8.0 million. The trust loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. On October 10, 2006, we closed a public offering in which 1,200,000 shares of our common stock were issued at a purchase price of $15.00 per share. Net proceeds after deducting the underwriter’s discount and expenses were $16.4 million. We plan to use the proceeds from the offering to support the growth of the company and the bank. We anticipate that our current capital resources will be sufficient to continue our growth at current rates for the next 18 months.

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2006, unfunded commitments to extend credit were $57.4 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2006, there were commitments totaling $1,210,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        Approximately 67.1% of our loans were variable rate loans at December 31, 2006, and we were liability sensitive during the year ended December 31, 2006. At December 31, 2006, 97.9% of interest-bearing liabilities reprice within one year. A substantial portion of our loans reprice within the first three months of the year but a larger majority of our deposits will reprice within a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At December 31, 2006 and 2005, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $5.4 million and $8.2 million, or 1.6% and 4.0% of total assets, respectively. Our available for sale securities at December 31, 2006 and 2005 amounted to $37.5 million and $11.8 million, or 11.1% and 5.7% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $15.6 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2005 and 2006, as a result of historically low rates that were being earned on short-term investments, we chose to maintain a lower than normal level of short-term securities. In addition, we maintain four federal funds purchased lines of credit with correspondent banks totaling $26.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances. At December 31, 2006, we had $16.0 million in total advances and letters of credit from the FHLB with an excess lendable collateral value of approximately $16.0 million.

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

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2006, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three	After one	After
	three	but within	but within	five
	months	twelve months	five years	years	Total
		(dollars in thousands)
Interest-earning assets:
Federal funds sold	$2,514	$-	$-	$-	$2,514
Investment securities	3,823	5,793	18,980	8,908	37,504
Loans	185,408	13,922	66,744	7,136	273,210

Total interest-earning assets	$191,745	$19,715	$85,724	$16,044	313,228

Interest-bearing liabilities:
Money market and NOW	$144,667	$-	$-	$-	$144,667
Regular savings	124	-	$-	$-	124
Time deposits	44,601	54,259	5,927	94	104,881
Junior subordinated debentures	8,248	-	-	-	8,248
Other borrowings	26,000	-	-	-	26,000

Total interest-bearing liabilities	$223,640	$54,259	$5,927	$94	$283,920

Period gap	$(31,895)	$(34,544)	$79,797	$15,950	$29,308
Cumulative gap	$(31,895)	$(66,439)	$13,358	$29,308	$29,308
Ratio of cumulative gap to
total earning assets	(10.18%)	(21.21%)	4.26%	9.36%	9.36%

Item 7: Financial Statements.

INDEX TO AUDITED FINANCIAL STATEMENTS

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tidelands Bancshares, Inc.
Mount Pleasant, South Carolina

We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and its subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc., and its subsidiary, as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Elliott Davis, LLC
Columbia, South Carolina
March 19, 2007

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,899,995	$1,863,057
Federal funds sold	2,514,000	6,365,000

Total cash and cash equivalents	5,413,995	8,228,057

Securities available for sale	37,503,989	11,782,299
Nonmarketable equity securities	1,182,100	150,600

Total securities	38,686,089	11,932,899

Mortgage loans held for sale	2,557,434	1,164,849
Loans receivable	273,210,128	179,660,168
Less allowance for loan losses	3,467,000	2,245,000

Loans, net	269,743,128	177,415,168

Premises, furniture and equipment, net	8,784,902	5,517,907
Accrued interest receivable	1,920,279	905,228
Bank owned life insurance	7,559,124	-
Other assets	1,907,133	1,250,054

Total assets	$336,572,084	$206,414,162

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$9,461,150	$7,823,659
Interest-bearing transaction accounts	5,956,213	3,386,849
Savings and money market	138,834,651	120,017,845
Time deposits $100,000 and over	7,814,307	11,102,171
Other time deposits	97,066,376	32,317,928

Total deposits	259,132,697	174,648,452

Note payable	-	1,541,310
Securities sold under agreements to repurchase	10,000,000	6,500,000
Junior subordinated debentures	8,248,000	-
Advances from Federal Home Loan Bank	16,000,000	-
Other borrowings	-	29,840
Accrued interest payable	971,432	444,999
Other liabilities	399,501	154,903

Total liabilities	294,751,630	183,319,504

Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized; 4,272,385 and 3,044,054 shares issued and
outstanding at December 31, 2006 and December 31, 2005,
respectively	42,724	30,441
Capital surplus	42,045,551	25,098,578
Retained deficit	(364,140)	(1,852,946)
Accumulated other comprehensive income (loss)	96,319	(181,415)

Total shareholders' equity	41,820,454	23,094,658

Total liabilities and shareholders' equity	$336,572,084	$206,414,162

The accompanying notes are integral to these financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest income:
Loans, including fees	$20,130,292	$8,382,809	$1,695,982
Securities available for sale, taxable	1,306,995	632,235	592,450
Securities available for sale, non-taxable	6,832	-	-
Federal funds sold	323,084	215,329	64,875
Interest-bearing balances	2,648	1,056	3

Total interest income	21,769,851	9,231,429	2,353,310

Interest expense:
Time deposits $100,000 and over	486,814	560,032	91,162
Other deposits	9,959,450	3,197,515	612,622
Other borrowings	1,401,680	293,481	116,141

Total interest expense	11,847,944	4,051,028	819,925

Net interest income	9,921,907	5,180,401	1,533,385
Provision for loan losses	1,222,000	1,545,000	565,000

Net interest income after
provision for loan losses	8,699,907	3,635,401	968,385

Noninterest income:
Service charges on deposit accounts	23,631	13,454	5,846
Residential mortgage origination fees	664,454	398,577	295,682
Loss on sale of securities available for sale	(136,628)	-	-
Gain on sale of real estate	13,686	-	-
Other service fees and commissions	144,236	54,785	23,076
Other	77,738	8,385	3,726

Total noninterest income	787,117	475,201	328,330
Noninterest expense:
Salaries and employee benefits	4,483,848	2,309,422	1,450,949
Net occupancy	486,311	335,307	223,935
Furniture and equipment	297,637	264,918	166,856
Other operating	1,856,422	1,141,024	672,390

Total noninterest expense	7,124,218	4,050,671	2,514,130

Income (loss) before income taxes	2,362,806	59,931	(1,217,415)
Income tax expense (benefit)	874,000	20,411	(414,000)

Net income (loss)	$1,488,806	$39,520	$(803,415)

Earnings (loss) per common share
Basic earnings (loss) per share	$0.45	$0.02	$(0.62)

Diluted earnings (loss) per share	$0.44	$0.02	$(0.62)

Weighted average common shares outstanding
Basic	3,327,103	2,620,990	1,291,821

Diluted	3,327,505	2,635,446	1,291,821

The accompanying notes are integral to these financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2006, 2005 and 2004

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income (loss)	Total
Balance, December 31, 2003	1,033,398	$10,334	$9,879,117	$(1,089,051)	$30,705	$8,831,105
Proceeds from exercise of stock
options	21,556	216	236,900			237,116
Net loss				(803,415)		(803,415)
Other comprehensive income, net
of taxes of $22,872					44,400	44,400
Comprehensive loss						(759,015)

Stock dividend in the form of a 5
for 4 stock split	263,739	2,637	(2,637)			-

Balance, December 31, 2004	1,318,693	$13,187	$10,113,380	$(1,892,466)	$75,105	$8,309,206

Proceeds from exercise of stock
options	13,361	134	117,445			117,579
Net proceeds from issuance of
common stock	1,712,000	17,120	14,867,753			14,884,873
Net income				39,520		39,520
Other comprehensive loss, net of
taxes of $132,146					(256,520)	(256,520)

Comprehensive loss						(217,000)

Balance, December 31, 2005	3,044,054	$30,441	25,098,578	$(1,852,946)	$(181,415)	$23,094,658

Proceeds from exercise of stock
options	28,331	283	257,342			257,625
Net proceeds from issuance of
public stock	1,200,000	12,000	16,442,045			16,454,045
Stock based compensation expense			247,586			247,586
Net income				1,488,806		1,488,806
Other comprehensive income, net
of taxes of $143,075					277,734	277,734

Comprehensive income						1,766,540

Balance, December 31, 2006	4,272,385	$42,724	42,045,551	$(364,140)	$96,319	$41,820,454

The accompanying notes are integral to these financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,488,806	$39,520	$(803,415)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Provision for loan losses	1,222,000	1,545,000	565,000
Depreciation and amortization expense	278,129	233,413	159,600
Discount accretion and premium amortization	(35,739)	(15,291)	(5,086)
Stock based compensation expense	247,586	-	-
Deferred income tax	(135,768)	71,910	(414,000)
Proceeds from sale of residential mortgages	41,466,629	19,251,352	15,168,914
Disbursements for residential mortgages held-for-sale	(42,859,214)	(19,752,201)	(15,832,914)
Increase in accrued interest receivable	(1,015,051)	(663,331)	(187,701)
Increase in accrued interest payable	526,433	305,652	124,372
Increase in cash surrender value of life insurance	(59,124)	-	-
Loss from sale of securities available-for-sale	136,628	-	-
(Increase) decrease in other assets	(668,227)	(48,679)	(162,729)
Increase (decrease) in other liabilities	244,598	(113,501)	170,537

Net cash provided (used) by operating activities	837,686	853,844	(1,217,422)

Cash flows from investing activities:
Purchases of securities available-for-sale	(39,751,333)	(93,700)	(9,061,598)
Sales of securities available-for-sale	11,428,559	-	-
Calls and maturities of securities available-for-sale	1,893,347	2,154,937	1,740,659
Net increase in loans receivable	(93,549,961)	(124,368,908)	(44,406,638)
Purchase of bank owned life insurance	(7,500,000)	-	-
Purchase of premises, furniture and equipment, net	(3,545,124)	(4,956,623)	(114,793)

Net cash used by investing activities	(131,024,512)	(127,264,294)	(51,842,370)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	23,023,661	87,718,411	36,265,472
Net increase in certificates of deposit and
other time deposits	61,460,584	26,630,502	10,818,777
Repayments on notes payable	(1,541,311)	(2,010,333)	-
Proceeds from notes payable	-	3,551,643	-
Increase in securities sold under agreements to
repurchase	3,500,000	-	-
Proceeds from junior subordinated debentures	8,248,000	-	-
Increase in FHLB advances	16,000,000	-	-
Decrease in other borrowings	(29,840)	(10,599)	(10,228)
Proceeds from issuance of common stock, net	16,454,045	14,884,873	-
Proceeds from exercise of stock options	257,625	117,579	237,116

Net cash provided by financing activities	127,372,764	130,882,076	47,311,137

Net increase (decrease) in cash and cash equivalents	(2,814,062)	4,471,626	(5,748,655)
Cash and cash equivalents, beginning of period	8,228,057	3,756,431	9,505,086

Cash and cash equivalents, end of period	$5,413,995	$8,228,057	$3,756,431

Cash paid during the period for:
Income taxes	$1,298,152	$-	$-

Interest	$11,321,511	$3,745,377	$695,533

The accompanying notes are integral to these financial statements.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Tidelands Bancshares, Inc. (the Company) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the Bank). The Company operated as a development stage company from January 31, 2002 to October 5, 2003. Tidelands Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry and Beaufort Counties in South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. On February 22, 2006, the Company formed Tidelands Statutory Trust for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.

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

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Charleston metropolitan area (which includes Charleston, Dorchester, and Berkeley counties), Horry and Beaufort counties, and additional markets along the South Carolina coast. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

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

Nonmarketable Equity Securities — Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $50,000 of stock in a community bank holding company. The Federal Home Loan Bank stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2006 and 2005, the Company’s investment in Federal Home Loan Bank stock was $1,132,100 and $150,600, respectively. Dividends received on this stock are included as interest income on securities available for sale.

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

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged to bad debt expense with a corresponding entry to the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due. There were no impaired loans as of December 31, 2006 or 2005.

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

Residential Mortgage Loans Held-for-Sale — The Company’s residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value. Application and origination fees collected by the Company are recognized as income upon sale to the investor.

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

Income Taxes — Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carry forward.

Advertising Expense — Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $226,749, $102,722 and $50,411, were included in the Company’s results of operations for 2006, 2005 and 2004, respectively.

Retirement Plan — The Company has a 401(k) profit sharing plan, which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. At its discretion, the Bank can make matching contributions of $.25 for every dollar contributed up to 6% of the participants’ annual compensation. Expenses charged to earnings for the 401(k) profit sharing plan were approximately $28,338, $14,902 and $9,319 in 2006, 2005 and 2004, respectively.

Earnings (Loss) Per Share — Basic earnings (loss) per share represent income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

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

The components of other comprehensive income and related tax effects are as follows:

	Year Ended December 31,
	2006	2005	2004
Unrealized gains (losses) on securities available-for-sale	$557,437	$(388,666)	$67,272
Reclassification adjustment for loss
realized in net income	(136,628)	-	-

Net unrealized gains (losses) on securities	420,809	(388,666)	67,272
Tax effect	(143,075)	132,146	(22,872)

Net-of-tax amount	$277,734	$(256,520)	$44,400

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

Recently Issued Accounting Pronouncements — In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company is currently analyzing the effect of adoption of EITF 06-5 on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS 159.

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

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. Periodic examinations by the regulatory agencies may subject the company to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

Reclassifications — Certain captions and amounts in the 2004 and 2005 financial statements were reclassified to conform to the 2006 presentation.

Stock-Based Compensation — On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. See Note 21 for assumptions used to estimate the grant-date per share fair value of the options in the table below. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied in each period.

	Year Ended December 31,
	2006	2005	2004
Net income (loss), as reported	$1,488,806	$39,520	$(803,415)
Add: Stock-based employee compensation
expense included in reported net income, net of
related tax effects	163,407	-	-
Deduct, Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(163,407)	(117,245)	(122,121)

Pro forma net income (loss)	$1,488,806	$(77,725)	$(925,536)

Earnings (loss) per share:
Basic - as reported	$0.45	$0.02	$(0.62)

Basic - pro forma	$0.45	$(0.03)	$(0.72)

Diluted - as reported	$0.44	$0.02	$(0.62)

Diluted - pro forma	$0.44	$(0.03)	$(0.72)

NOTE 2 — CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve. At December 31, 2006 and 2005, the requirement was met by the cash balance in the vault.

NOTE 3 — INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2006
U.S. agency securities	$3,015,444	$-	$34,507	$2,980,937
Government-sponsored enterprises	24,604,091	154,537	64,987	24,693,641
Mortgage-backed securities	6,108,308	95,312	-	6,203,620
Municipals	3,626,366	33	608	3,625,791

Total	$37,354,209	$249,882	$100,102	$37,503,989

December 31, 2005
U.S. agency securities	$-	$-	$-	$-
Government-sponsored enterprises	1,496,229	-	14,042	1,482,187
Mortgage-backed securities	10,560,941	19	260,848	10,300,112
Municipals	-	-	-	-

Total	$12,057,170	$19	$274,890	$11,782,299

The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Maturity schedule:

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. agency/ Government-
sponsored enterprises	$4,558	5.36%	$7,761	5.98%	$15,355	5.89%	$27,674	5.83%
Mortgage-backed
securities	-	0.00%	-	0.00%	6,204	5.57%	6,204	5.57%
Municipals	-	0.00%	-	0.00%	3,626	5.61%	3,626	5.61%

Total	$4,558	5.36%	$7,761	5.98%	$25,185	5.77%	$37,504	5.77%

At December 31, 2006 and 2005, investment securities with book values of $10,979,693 and $6,155,522 and market values of $11,017,268 and $5,995,117, respectively, were pledged as collateral for securities sold under agreements to repurchase. Gross proceeds from the sale of investment securities totaled $11,428,559 for the year ended 2006 resulting in a realized loss of $136,628. There were no sales of securities in 2005 or 2004.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

Securities available-for-sale:

	Less than
	Twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2006
U.S. government agencies	$2,980,937	$34,507	$-	$-	$2,980,937	$34,507
Government-sponsored enterprises	8,162,453	52,619	1,484,531	12,368	$9,646,984	$64,987
Mortgage-backed securities	-	-	-	-	-	-
Municipals	788,839	608	-	-	788,839	608

	$11,932,229	$87,734	$1,484,531	$12,368	$13,416,760	$100,102

December 31, 2005
U.S. government agencies	$-	$-	$-	$-	$-	$-
Government-sponsored enterprises	1,482,187	14,042	-	-	1,482,187	14,042
Mortgage-backed securities	4,865,385	111,663	3,269,648	149,185	8,135,031	260,848
Municipals	-	-	-	-	-	-

	$6,347,570	$125,705	$3,269,648	$149,185	$9,617,218	$274,890

Securities classified as available-for-sale are recorded at fair market value. Approximately 11.06% of the unrealized losses, or one security, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

NOTE 4 — LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

	December 31,
	2006	2005
Real estate - construction	$122,209,433	$81,877,706
Real estate - mortgage	124,715,362	85,025,130
Commercial and industrial	24,630,818	11,360,229
Consumer and other	1,901,375	1,708,116
Deferred origination fees, net	(246,860)	(311,013)

Total loans receivable, gros	273,210,128	179,660,168
Less allowance for loan loss	3,467,000	2,245,000

Total loans receivable, net	$269,743,128	$177,415,168

The composition of gross loans by rate type is as follows:

	December 31,
	2006	2005
Variable rate loans	$183,302,131	$160,949,770
Fixed rate loans	89,907,997	18,710,398

Total gross loans	$273,210,128	$179,660,168

Transactions in the allowance for loan losses during 2006, 2005 and 2004 are summarized below:

	2006	2005	2004
Balance, beginning of year	$2,245,000	$700,000	$135,000
Provision charged to operations	1,222,000	1,545,000	565,000

Balance, end of year	$3,467,000	$2,245,000	$700,000

Gross loans outstanding, end of period	$273,210,128	$179,660,168	$55,291,260

The allowance for loan losses, as a percent of gross loans outstanding, was 1.27%, 1.25% and 1.27% at December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the Bank had two loans totaling $1,964,983, or 0.72% of gross loans, in nonaccrual status. Furthermore, there were no loans contractually past due ninety days or more still accruing interest at December 31, 2006 or 2005.

NOTE 5 — PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following:

	December 31,
	2006	2005
Land and land improvements	$2,918,130	$2,970,884
Building and leasehold improvements	1,838,294	1,838,294
Furniture and equipment	1,049,777	869,459
Software	254,423	230,989
Construction in progress	3,366,033	41,252

Total	9,426,657	5,950,878
Less, accumulated depreciation	641,755	432,971

Premises, furniture and equipment, net	$8,784,902	$5,517,907

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $278,129, $233,413 and $159,600, respectively. Construction in progress relates to the construction of future branch locations in Summerville, West Ashley, Myrtle Beach and Park West.

NOTE 6 — DEPOSITS

At December 31, 2006, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Within one year	$98,845,350
After one through two years	5,052,695
Greater than two years	982,638

Total	$104,880,683

NOTE 7 — SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Amount outstanding at year end	$10,000,000	$6,500,000
Average amount outstanding during year	7,804,110	6,500,000
Maximum outstanding at any month-end	10,000,000	6,500,000
Weighted average rate paid at year-end	5.57%	4.66%
Weighted average rate paid during the year	5.44%	3.62%

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amounts of securities underlying the agreements are book entry securities. U.S. Government agency securities with book values of $10,979,693 and $6,155,522 and fair values of $11,017,268 and $5,995,117 at December 31, 2006 and 2005, respectively, are used as collateral for the agreements.

NOTE 8 — NOTE PAYABLE

On February 3, 2005, the Company executed a note with Nexity Bank to borrow $2,100,000. Proceeds from the note were used to provide short term capital to the Bank. The note was paid off on April 4, 2005 following the March 30, 2005 private placement of 1,712,000 shares of Company stock. On July 12, 2005, the Company executed a note with Nexity Bank to borrow $1,680,000 to purchase property for future branch use. The principal balance was paid off on July 12, 2006.

NOTE 9 — JUNIOR SUBORDINATED DEBENTURES

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

The Capital Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 138 basis points, which was 6.75% at December 31, 2006. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

NOTE 10 – ADVANCES FROM FEDERAL HOME LOAN BANK

On June 27, 2006, the Bank borrowed $10.0 million under a two year prime based advance from the Federal Home Loan Bank (“FHLB”). Additionally, on July 21, 2006, the Bank borrowed $6.0 million under a seven year convertible advance from the FHLB. At December 31, 2006, the variable interest rates were 5.40% and 5.07% for the $10.0 million and $6.0 million advances, respectively.

NOTE 11 — OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2006, 2005 and 2004 are summarized below:

	2006	2005	2004
Professional fees	$511,230	$238,132	$147,821
Telephone expenses	74,666	50,307	13,998
Office supplies, stationery, and printing	74,107	93,372	92,879
Insurance	108,072	72,388	21,747
Postage	24,152	17,732	11,074
Data processing	178,649	124,004	106,460
Advertising and marketing	250,135	125,337	66,010
Other	635,411	419,752	212,401

Total	$1,856,422	$1,141,024	$672,390

NOTE 12 — INCOME TAXES

For the years ended December 31, 2006, 2005 and 2004 income tax expense (benefit) consisted of the following:

	2006	2005	2004
Current portion Federal	$650,825	$90,171	$-
State	87,407	2,150	-

Total current	738,232	92,321	-

Deferred income taxes	135,768	(71,910)	(414,000)

Income tax expense (benefit)	$874,000	$20,411	$(414,000)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2006	2005	2004
Deferred tax assets:
Allowance for loan losses	$701,690	$748,950	$231,229
Net operating loss carry forward	20,235	-	483,996
Organization and start-up costs	163,108	239,970	331,556
Loan fees and costs	83,932	105,745	49,724
Unrealized loss on securities available for sale	-	93,457	-
Interest on nonaccrual loans	19,541	-	-
Other	39,232	19,888	5,027

Total deferred tax assets	1,027,738	1,208,010	1,101,532

Deferred tax liabilities:
Accumulated depreciation	129,093	79,146	97,933
Prepaid expenses	36,284	37,278	-
Unrealized gain on securities available for sale	53,462	-	38,690

Total deferred tax liabilities	218,839	116,424	136,623

Net deferred tax asset	$808,899	$1,091,586	$964,909

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2006 and 2005, management believes it will fully realize 100% of the Company’s deferred tax asset.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2006, 2005 and 2004 to income before income taxes follows:

	2006	2005	2004
Tax expense (benefit) at statutory rate	$803,354	$20,377	$(413,921)
State income tax, net of federal income tax effect	57,689	1,419	(23,861)
Stock based compensation expense	57,113	-	-
Other	(44,156)	(1,385)	23,782

Income tax expense (benefit)	$874,000	$20,411	$(414,000)

NOTE 13 — LEASES

The Bank renegotiated its lease agreement for its main branch location in 2004. The lease was originated on March 29, 2004 and had an initial ten-year term. The lease requires monthly payments of $14,840 for the first three years, increased nine percent in year four and three percent every year thereafter. The lease is renewable at the bank’s option for two five-year terms. Rental expense on this facility was $178,076, $178,076 and $157,257 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Bank also leases a building for its temporary Summerville branch location. The lease was originated on September 7, 2004 and has an initial one-year term. The lease is now on a month-to-month basis. The lease requires monthly payments of $3,303 per month. Rental expense under this operating lease agreement was $54,121, $42,390 and $13,213 for the year ended December 31, 2006, 2005 and 2004 respectively.

The Bank also leases a building for its temporary Myrtle Beach branch location. The lease was originated on February 10, 2005 and has an initial two-year term. The lease may be extended at the Bank’s option for an additional 12 month term. The lease has been extended thru June 9, 2007 at a monthly expense of $3,000. Rental expense under this operating lease agreement was $23,604 and $22,367 for the year ended December 31, 2006 and 2005.

The Bank has entered into a land lease for a West Ashley location with the intent of opening a branch in 2007. The lease was originated on December 22, 2005 and has an initial twenty-year term. The lease may be extended at the Bank’s option for four additional five-year terms. The lease requires monthly payments of $5,833 for the first five years, increased twelve percent every fifth year thereafter. Rent commences on the earlier of eighteen months from the lease commencement date noted above or on the date the facility opens for business. In addition, the Bank leases office space for the West Ashley loan production location. The lease was originated on June 30, 2006 and has an initial one-year term. The lease may be extended at the Bank’s option for an additional 12 month term. The lease requires monthly payments $1,185 per month. Rental expense under these operating lease agreements were $12,155 for the year ended December 31, 2006.

The Bank also leases office space for its Bluffton loan production office. The lease was originated on September 28, 2006 and has an initial one-year term. The lease may be extended at the Bank’s option for an additional 12 month term. The lease requires monthly payments $2,575 per month. Rental expense under this operating lease agreement was $10,300 for the year ended December 31, 2006.

Future minimum lease payments under these operating leases are summarized as follows:

2007	$279,014
2008	268,471
2009	274,425
2010	280,557
2011	286,874
Thereafter	1,834,170

$3,223,511

NOTE 14 — RELATED PARTY TRANSACTIONS

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

Related party loan transactions for the years ended December 31, 2006 and 2005 are summarized below:

	December 31,
	2006	2005
Balance, beginning of year	$4,684,731	$2,677,283
New loans	2,832,126	2,484,233
Less loan payments	2,118,887	476,785

Balance, end of year	$5,397,970	$4,684,731

Deposits from directors and executive officers and their related interests totaled $424,920 and $501,430, at December 31, 2006 and 2005, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 16 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. There was no dilution in 2004, therefore, basic loss per share and diluted earnings per share were the same. Losses per share have been adjusted to reflect the five for four stock split in 2004.

Basic and diluted earnings (loss) per share are computed below:

	Year Ended December 31,
	2006	2005	2004
Basic earnings (loss) per share computation:
Net income (loss) available to common shareholders	$1,488,806	$39,520	$(803,415)

Average common shares outstanding - basic	3,327,103	2,620,990	1,291,821

Basic net income (loss) per share	$0.45	$0.02	$(0.62)

Diluted earnings (loss) per share computation:
Net income (loss) available to common shareholders	$1,488,806	$39,520	$(803,415)

Average common shares outstanding - basic	3,327,103	2,620,990	1,291,821
Incremental shares from assumed conversions:
Stock options	45,402	14,456	-

Average common shares outstanding - diluted	3,372,505	2,635,446	1,291,821

Diluted earnings (loss) per share	$0.44	$0.02	$(0.62)

At December 31, 2006, outstanding options to purchase 8,165 shares were excluded from this calculation because those options are considered anti-dilutive. There were no anti-dilutive options at December 31, 2005 and 2004.

NOTE 17 — REGULATORY MATTERS

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

As of December 31, 2006 and 2005, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at December 31, 2006 and 2005:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
Total capital (to risk-weighted assets)	$52,034,000	18.06%	$23,047,760	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	48,567,000	16.86%	11,523,880	4.00%	N/A	N/A
Tier 1 capital (to average assets)	48,567,000	14.03%	13,850,640	4.00%	N/A	N/A
December 31, 2005
Total capital (to risk-weighted assets)	$24,488,000	12.14%	$16,143,040	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	22,243,000	11.02%	8,071,520	4.00%	N/A	N/A
Tier 1 capital (to average assets)	22,243,000	11.76%	7,567,880	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2006 and 2005:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital (to risk-weighted assets)	$50,907,000	17.72%	$22,977,520	8.00%	$28,721,900	10.00%
Tier 1 capital (to risk-weighted	47,440,000	16.52%	11,488,760	4.00%	17,233,140	6.00%
assets)
Tier 1 capital (to average assets)	47,440,000	14.02%	13,530,600	4.00%	16,913,250	5.00%
December 31, 2005
Total capital (to risk-weighted assets)	$24,183,000	12.00%	$16,119,120	8.00%	$20,148,900	10.00%
Tier 1 capital (to risk-weighted	21,938,000	10.89%	8,059,560	4.00%	12,089,340	6.00%
assets)
Tier 1 capital (to average assets)	21,938,000	11.59%	7,569,900	4.00%	9,462,380	5.00%

NOTE 18 — UNUSED LINES OF CREDIT

As of December 31, 2006, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $26.0 million. These lines of credit are available on a one to fourteen day basis for general corporate purposes. In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $16.0 million at December 31, 2006.

NOTE 19 — SHAREHOLDERS’ EQUITY

Stock Offering – On March 30, 2005, the Company closed on a secondary stock offering whereby 1,712,000 shares of the Company’s stock were issued at $9.35 per share. Net proceeds after deducting placement agent fees and expenses were $14.9 million. Proceeds from the offering were used to support the growth of the Company.

Public Stock Offering – On October 10, 2006, the Company closed a public offering in which 1,200,000 shares of the Company’s common stock were issued at a purchase price of $15.00 per share. Net proceeds after deducting underwriter discounts and expenses were $16.4 million. Proceeds from the offering will be used to support the growth of the Company.

Stock Dividends — On December 13, 2004, the Board of Directors declared a stock dividend in the effect of a five for four stock dividend payable on January 18, 2005, to shareholders of record at January 4, 2005. As a result of the stock dividend, 263,739 shares were issued. The financial statements as of December 31, 2004 have been adjusted to reflect such transaction. All per share amounts have been adjusted to reflect this dividend.

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

NOTE 20 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The following table sets forth in thousands the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2006.

Amount
Commitments to extend credit	$56,163,050
Standby letters of credit	1,210,000

Total	$57,373,050

NOTE 21 — STOCK COMPENSATION PLANS

On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase twenty percent of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company. The plan was amended during 2005 to provide for the designation of an additional 348,997 shares as incentive stock options. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant and vest based on continued service with the Company for a specified period, generally two to five years following the date of grant. The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire, unexercised or are forfeited become available for reissuance. Options have been adjusted for the five for four stock split in 2004.

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants:

	2006	2005	2004
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	19.63%	9.04%	10.88%
Risk-free interest rate	4.64%	4.26%	3.47%
Expected life	6.80	6.18	4.92

The weighted-average fair value of options granted during the years 2006, 2005 and 2004 is $5.05, $2.36 and $2.07, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005, was $215,041and $8,263, respectively. For the year ended December 31, 2004, there were no options exercised.

A summary of the status of the Company’s stock option plan as of December 31, 2006 and 2005 is presented below:

	2006			2005
		Weighted			Weighted
		Average	Aggregate		Average
		Exercise	Intrinsic		Exercise
	Options	Price	Value	Options	Price
Outstanding at beginning of year	245,619	$9.01		202,943	$8.80
Granted	249,159	14.80		57,375	9.72
Exercised	(28,331)	9.09		(13,361)	8.80
Forfeited	(9,783)	8.97		(1,338)	8.80

Outstanding at end of year	456,664	$12.17	$1,484,514	245,619	$9.01

Options exercisable at year-end	162,327		$912,288	105,591

Shares available for grant	329,176			322,886

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would be received by the option holders had all options holders exercised their options on December 31, 2006. This amount changes based on the fair value of the Company’s stock.

A summary of the status of the Company’s nonvested shares as of December 31, 2006 is presented below:

		Weighted
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of year	140,028	$1.99
Granted	249,159	4.98
Vested	(85,067)	1.99
Forfeited	(9,783)	1.58

Nonvested at end of year	294,337	$4.54

As of December 31, 2006, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, was $136,506, $105,093 and $64,624, respectively.

The following table summarizes information about the stock options outstanding under the Company’s plans at December 31, 2006:

	Options Outstanding			Options Exercisable
	Weighted	Weighted	Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/06	Contractual Life	Price	at 12/31/06	Price
$8.80 to $9.00	167,975	7.56 years	$8.80	121,988	$8.80
$9.01 to $10.00	39,730	8.81 years	$9.89	17,930	$9.96
$10.01 to $15.00	240,794	9.89 years	$14.73	18,994	$14.81
$15.01 to $17.65	8,165	9.55 years	$17.00	3,415	$17.40

	456,664	8.93 years	$12.17	162,327	$9.81

NOTE 22 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and Due from Banks — The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold — Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Securities — The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities. The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Mortgage Loans Held for Sale — The carrying value for mortgage loans held for sale is a reasonable estimate for fair value considering the short time these loans are carried on the books. Management determined that only minor fluctuations occurred in fixed rate mortgage loans available for sale; therefore the carrying amount approximates fair value.

Loans Receivable — For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits — The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Note Payable — The carrying amounts of variable rate notes are reasonable estimates of fair value because they can be repriced frequently.

Securities Sold Under Agreements to Repurchase — These repurchase agreements have variable rates that reprice every ninety days. Due to the minor change in interest rates, management estimates the carrying value to be a reasonable estimate of fair value.

Junior Subordinated Debentures — The carrying value of junior subordinated debentures approximates its fair value since the debentures were issued at a floating rate.

Advances from Federal Home Loan Bank — The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate from the Federal Home Loan Bank. The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

Accrued Interest Receivable and Payable — The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments — Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

		December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$2,899,995	$2,899,995	$1,863,057	$1,863,057
Federal funds sold	2,514,000	2,514,000	6,365,000	6,365,000
Securities available-for-sale	37,503,989	37,503,989	11,782,299	11,782,299
Mortgage loans held for sale	2,557,434	2,557,434	1,164,849	1,164,849
Nonmarketable equity securities	1,182,100	1,182,100	150,600	150,600
Loans receivable	273,210,128	278,543,128	179,660,168	181,301,680
Accrued interest receivable	1,920,279	1,920,279	905,228	905,288
Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	$154,252,014	$154,252,014	$131,228,353	$131,228,353
Certificates of deposit and other
time deposits	104,880,683	105,119,000	43,420,099	43,269,000
Note payable	-	-	1,541,310	1,541,310
Securities sold under agreements
to repurchase	10,000,000	10,000,000	6,500,000	6,500,000
Junior subordinated debentures	8,248,000	8,248,000	-	-
Advances from Federal Home Loan
Bank	16,000,000	16,000,000	-	-
Accrued interest payable	971,432	971,432	444,999	444,999

		Estimated		Estimated
	Notational	Fair	Notational	Fair
	Amount	Value	Amount	Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$56,163,050	-	$50,993,526	-
Letters of credit	1,210,000	-	125,000	-

NOTE 23 — TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Tidelands Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2006	2005
Assets
Cash	$829,719	$305,019
Other equity securities	50,000	-
Investment in banking subsidiary	48,361,015	22,490,906
Other assets	827,720	298,733

Total assets	$50,068,454	$23,094,658

Liabilities and shareholders' equity
Junior subordinated debentures	$8,248,000	-
Shareholders' equity	41,820,454	$23,094,658

Total liabilities and shareholders' equity	$50,068,454	$23,094,658

Condensed Statements of Operations

	For the Years Ended December 31,
	2006	2005	2004
Income
Income on trust preferred securities	$14,135	$-	$-
Expenses
Stock based compensation expense	247,586	-	-
Other professional expense	16,000	-	-
Other expenses	470,118	12,447	-

Income (loss) before income taxes and equity in
undistributed earnings of banking subsidiary	(719,569)	(12,447)	-

Income tax benefit	(266,000)	(4,200)	-
Equity in undistributed losses of banking
subsidiary	1,942,375	47,767	(803,415)

Net income (loss)	$1,488,806	$39,520	$(803,415)

NOTE 23 — TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY)- continued

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,488,806	$39,520	$(803,415)
Adjustments to reconcile net loss to net cash
used by operating activities:
(Increase) decrease in other assets	(248,000)	(4,200)	-
Equity in undistributed (income) losses of subsidiary	(1,942,375)	(47,767)	803,415
Decrease in due from subsidiary	-	30,000	-
(Increase) in deferred income taxes	(280,987)	-	-
Increase in stock based compensation expense	247,586	-	-

Net cash provided (used) by operating activities	(734,970)	17,553	-

Cash flows from investing activities:
Purchase of Tidelands Bank stock	(23,650,000)	(14,958,163)	(237,116)
Purchase of equity securities	(50,000)	-	-

Net cash used by operating activities	(23,700,000)	(14,958,163)	(237,116)

Cash flows from financing activities:
Proceeds from notes payable	-	2,010,333	-
Repayments on notes payable	-	(2,010,333)	-
Increase in junior subordinated debentures	8,248,000	-	-
Issuance of common stock	18,000,000	16,007,200	-
Stock issuance costs	(1,545,955)	(1,122,327)	-
Proceeds from exercise of stock options	257,625	117,579	237,116

Net cash provided by financing activities	24,959,670	15,002,452	237,116

Net increase in cash and cash equivalents	524,700	61,842	-
Cash and cash equivalents, beginning of period	305,019	243,177	243,177

Cash and cash equivalents, end of period	$829,719	$305,019	$243,177

NOTE 24 –QUARTERLY DATA (UNAUDITED)

	For the Year Ended December 31, 2005				For the Year Ended December 31, 2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands)
Interest Income	$1,228	$1,983	$2,720	$3,300	$4,175	$5,122	$6,035	$6,438
Interest Expense	493	776	1,242	1,540	2,012	2,693	3,448	3,695

Net interest income	735	1,207	1,478	1,760	2,163	2,429	2,587	2,743

Provision for loan losses	372	431	296	446	484	344	288	106

Net interest income after
provision for loan losses	363	776	1,182	1,314	1,679	2,085	2,299	2,637
Noninterest income	83	95	107	190	214	212	236	125
Noninterest expense	844	1,018	1,107	1,080	1,358	1,673	1,924	2,169

Income before taxes	(398)	(147)	182	424	535	624	611	593

Income tax expense	(135)	(50)	62	144	182	247	226	219

Net Income (loss)	$(263)	$(97)	$120	$280	$353	$377	$385	$374

Earnings per share:
Basic	$(0.20)	$(0.03)	$0.04	$0.11	$0.12	$0.12	$0.13	$0.09

Diluted	$(0.20)	$(0.03)	$0.04	$0.11	$0.11	$0.12	$0.12	$0.09

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 21, 2007.

Item 10. Executive Compensation.

        Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 21, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 21, 2007.

Item 12. Certain Relationships and Related Transactions.

        Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 21, 2007.

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

4.2	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.1

Lease Agreement between Savings Associates and Tidelands Bank. (incorporated by reference as Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC for the period ended December 31, 2004,No. 000-50707).

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

10.9	Agreement for Purchase and Sale between Park West Development, Inc. and Tidelands Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB filed on August 15, 2005).

10.10

Agreement to Buy and Sell Real Estate between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB filed on August 15, 2005).

10.11

Addendum I to Agreement to Buy and Sell between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB filed on August 15, 2005).

21.1	Subsidiaries of the Company.

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

_____________ *Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14. Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2006 annual meeting of shareholders to be held on May 21, 2007.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: March 19,2007	By: /s/ Robert E. Coffee, Jr.
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

Signature Title Date

Signature	Title	Date

/s/ Michael W. Burrell Michael W. Burrell	Director	March 19, 2007

/s/ John N. Cagle, III, DMD John N. Cagle, III, DMD	Director	March 19, 2007

/s/ Alan D. Clemmons Alan D. Clemmons	Director	March 19, 2007

/s/ Robert E. Coffee, Jr. Robert E. Coffee, Jr.	Director, President, and Chief Executive Officer	March 19, 2007

/s/ Richard L. Granger Richard L. Granger	Director	March 19, 2007

/s/ Alan W. Jackson Alan W. Jackson	Principal Accounting and Chief Financial Officer	March 19, 2007

/s/ Barry I. Kalinsky Barry I. Kalinsky	Director, Chairman	March 19, 2007

/s/ Morris Kalinsky Morris Kalinsky	Director	March 19, 2007

/s/ Paul J. Kerwin, DVM Paul J. Kerwin, DVM	Director	March 19, 2007

/s/ John T. Parker, Jr. John T. Parker, Jr.	Director	March 19, 2007

/s/ Tanya D. Robinson Tanya D. Robinson	Director	March 19, 2007

TIDELANDS BANCSHARES, INC.

Exhibit List

3.1.	Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

3.2.	Bylaws (incorporated by reference as Exhibit 3.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.1.

See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.‘s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference as Exhibit 4.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.2	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.1

Lease Agreement between Savings Associates and Tidelands Bank. (incorporated by reference as Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC for the period ended December 31, 2004,No. 000-50707).

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

10.9	Agreement for Purchase and Sale between Park West Development, Inc. and Tidelands Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB filed on August 15, 2005).

10.10

Agreement to Buy and Sell Real Estate between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB filed on August 15, 2005).

10.11

Addendum I to Agreement to Buy and Sell between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB filed on August 15, 2005).

21.1	Subsidiaries of the Company.

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.