Form 10QSB
period 2007-03-31
TIDELANDS BANCSHARES INC
filed 2007-05-04
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 4,276,651 shares of common stock, $.01 par value per share, on April 30, 2007.

Transitional Small Business Disclosure Format (check one):   Yes       No X

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 31, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations -
Three months ended March 31, 2007 and 2006	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income –
Three months ended March 31, 2007 and 2006	5

Consolidated Statements of Cash Flows - Three months ended March 31, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-19

Item 2. Management’s Discussion and Analysis or Plan of Operation	20-36

Item 3. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 6. Exhibits	37

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,404,676	$2,899,995
Federal funds sold	30,941,000	2,514,000

Total cash and cash equivalents	32,345,676	5,413,995

Securities available for sale	37,713,411	37,503,989
Nonmarketable equity securities	1,644,300	1,182,100

Total securities	39,357,711	38,686,089

Mortgage loans held for sale	2,337,827	2,557,434

Loans receivable	309,108,749	273,210,128
Less allowance for loan losses	3,866,240	3,467,000

Loans, net	305,242,509	269,743,128

Premises, furniture and equipment, net	12,419,068	8,784,902
Accrued interest receivable	2,073,039	1,920,279
Bank owned life insurance	7,629,069	7,559,124
Other assets	1,805,751	1,907,133

Total assets	$403,210,650	$336,572,084

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$11,984,249	$9,461,150
Interest-bearing transaction accounts	5,769,976	5,956,213
Savings and money market	169,078,629	138,834,651
Time deposits $100,000 and over	7,042,567	7,814,307
Other time deposits	125,705,187	97,066,376

Total deposits	319,580,608	259,132,697

Securities sold under agreements to repurchase	10,000,000	10,000,000
Junior subordinated debentures	8,248,000	8,248,000
Advances from Federal Home Loan Bank	22,000,000	16,000,000
Accrued interest payable	1,062,196	971,432
Other liabilities	145,517	399,501

Total liabilities	361,036,321	294,751,630

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized; 4,272,485 and 4,272,385 shares issued and
outstanding at March 31, 2007 and December 31, 2006,
respectively	42,725	42,724
Capital surplus	42,216,472	42,045,551
Retained deficit	(188,460)	(364,140)
Accumulated other comprehensive income	103,592	96,319

Total shareholders' equity	42,174,329	41,820,454

Total liabilities and shareholders' equity	$403,210,650	$336,572,084

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
For the three months ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Interest income:
Loans, including fees	$6,160,173	$3,983,088
Securities available for sale, taxable	468,809	142,374
Securities available for sale, non-taxable	56,576	-
Federal funds sold	151,358	49,186
Interest-bearing balances	1,208	195

Total interest income	6,838,124	4,174,843

Interest expense:
Time deposits $100,000 and over	96,000	109,074
Other deposits	3,270,489	1,744,998
Other borrowings	568,591	157,885

Total interest expense	3,935,080	2,011,957

Net interest income	2,903,044	2,162,886

Provision for loan losses	515,000	484,000

Net interest income after
provision for loan losses	2,388,044	1,678,886

Noninterest income:
Service charges on deposit accounts	7,806	5,021
Residential mortgage origination fees	241,829	182,699
Gain on sale of securities available for sale	2,864	-
Other service fees and commissions	41,033	24,986
Other	74,637	1,752

Total noninterest income	368,169	214,458

Noninterest expense:
Salaries and employee benefits	1,509,370	839,825
Net occupancy	175,182	76,270
Furniture and equipment	82,424	68,424
Other operating	706,557	373,556

Total noninterest expense	2,473,533	1,358,075

Income before income taxes	282,680	535,269

Income tax expense	107,000	182,300

Net income	$175,680	$352,969

Earnings per common share

Basic earnings per share	$0.04	$.12

Diluted earnings per share	$0.04	$.11

Weighted average common shares outstanding
Basic	4,272,443	3,044,237

Diluted	4,278,413	3,094,847

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the three months ended March 31, 2007 and 2006
(Unaudited)

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income (loss)	Total

Balance, December 31, 2005	3,044,054	$30,441	$25,098,578	$(1,852,946)	$(181,415)	$23,094,658
Proceeds from exercise of stock
options	1,501	15	14,994			15,009
Stock based compensation
expense			30,837			30,837
Net income				352,969		352,969
Other comprehensive loss, net
of taxes of $19,883					(38,597)	(38,597)

Comprehensive income						314,372

Balance, March 31, 2006	3,045,555	$30,456	$25,144,409	$(1,499,977)	$(220,012)	$23,454,876

Balance, December 31, 2006	4,272,385	$42,724	$42,045,551	$(364,140)	$96,319	$41,820,454
Proceeds from exercise of stock
options	100	1	1,487			1,488
Stock based compensation
expense			169,434			169,434
Net income				175,680		175,680
Other comprehensive income,
net of taxes of $4,231					7,273	7,273

Comprehensive income						182,953

Balance, March 31, 2007	4,272,485	$42,725	$42,216,472	$(188,460)	$103,592	$42,174,329

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the three months ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$175,680	$352,969
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	515,000	484,000
Depreciation and amortization expense	64,993	69,805
Discount accretion and premium amortization	(6,921)	(2,063)
Stock based compensation expense	169,434	30,837
Deferred income tax	241,772	156,444
Proceeds from sale of residential mortgages	15,658,614	11,650,807
Disbursements for residential mortgages held-for-sale	(15,439,007)	(11,606,708)
Increase in accrued interest receivable	(152,760)	(126,996)
Increase in accrued interest payable	90,764	106,245
Increase in cash surrender value of life insurance	(69,945)	-
Gain from sale of securities available-for-sale	(2,864)	-
Increase in other assets	(144,618)	(273,285)
Increase (decrease) in other liabilities	(253,985)	106,345

Net cash provided by operating activities	846,157	948,400

Cash flows from investing activities:
Purchases of securities available-for-sale	(5,141,681)	(2,307,437)
Sales of securities available-for-sale	4,278,506	-
Calls and maturities of securities available-for-sale	212,842	356,883
Net increase in loans receivable	(36,014,381)	(38,553,526)
Purchase of premises, furniture and equipment, net	(3,699,160)	(154,887)

Net cash used by investing activities	(40,363,874)	(40,658,967)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	32,580,840	7,654,488
Net increase in certificates of deposit and
other time deposits	27,867,070	21,911,512
Proceeds from junior subordinated debentures	-	8,248,000
Increase in FHLB advances	6,000,000	-
Increase in other borrowings	-	21,933
Proceeds from exercise of stock options	1,488	15,009

Net cash provided by financing activities	66,449,398	37,850,942

Net increase (decrease) in cash and cash equivalents	26,931,681	(1,859,625)

Cash and cash equivalents, beginning of period	5,413,995	8,228,057

Cash and cash equivalents, end of period	$32,345,676	$6,368,432

Cash paid during the period for:
Income taxes	$107,107	$-

Interest	$3,844,315	$1,905,712

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2007 and for the interim periods ended March 31, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2006 Annual Report on Form 10-KSB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”). The Company operated as a development stage company from January 31, 2002 to October 5, 2003. The Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry, and Beaufort Counties in South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. On February 22, 2006, the Company formed Tidelands Statutory Trust for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.

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

Concentrations of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold, and amounts due from banks.

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

Nonmarketable Equity Securities – Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $50,000 of stock in a community bank holding company. The Federal Home Loan Bank stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At March 31, 2007 and December 31, 2006, the Company’s investment in Federal Home Loan Bank stock was $1,594,300 and $1,132,100, respectively. Dividends received on this stock are included as interest income on securities available for sale.

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

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged to bad debt expense with a corresponding entry to the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due. There were no impaired loans as of March 31, 2007 or December 31, 2006.

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

Earnings Per Share – Basic earnings per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

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

The change in the components of other comprehensive income and related tax effects are as follows for the three months ended March 31, 2007 and 2006:

	2007	2006
Change in unrealized gains (losses) on securities available-for-sale	$8,640	$(58,480)
Reclassification adjustment for gain
realized in net income during the period	2,864	-
Net change in unrealized gains (losses) on securities	11,504	(58,480)
Tax effect	(4,231)	19,883
Net-of-tax amount	$7,273	$(38,597)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2007, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial conditions or results of operations.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion–1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance–Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company is currently analyzing the effect of adoption of EITF 06-5 on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed and adopted SAB 108. Its adoption has had no impact on the reported results of operations or financial condition.

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

Reclassifications – Certain captions and amounts in the 2006 financial statements were reclassified to conform to the 2007 presentation.

NOTE 3 – CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve. At March 31, 2007 and December 31, 2006, the reserve requirement was met by the cash balance in the vault.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2007
U.S. agency securities	$2,016,660	$-	$16,816	$1,999,844
Government-sponsored enterprises	21,329,693	152,704	48,033	21,434,364
Mortgage-backed securities	5,900,953	98,829	-	5,999,782
Municipals	8,304,821	3,094	28,494	8,279,421

Total	$37,552,127	$254,627	$93,343	$37,713,411

December 31, 2006
U.S. agency securities	$3,015,444	$-	$34,507	$2,980,937
Government-sponsored enterprises	24,604,091	154,537	64,987	24,693,641
Mortgage-backed securities	6,108,308	95,312	-	6,203,620
Municipals	3,626,366	33	608	3,625,791

Total	$37,354,209	$249,882	$100,102	$37,503,989

The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Maturity schedule:

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. agency/ Government-
sponsored enterprises	$2,001	5.41%	$6,545	5.99%	$14,888	5.85%	$23,434	5.86%
Mortgage-backed
securities	-	-%	-	-%	6,000	5.73%	6,000	5.73%
Municipals	-	-%	-	-%	8,279	3.96%	8,279	3.96%

Total	$2,001	5.41%	$6,545	5.99%	$29,167	5.29%	$37,713	5.42%

At March 31, 2007 and December 31, 2006, investment securities with a book value of $15,351,182 and $10,979,693 and a market value of $15,455,139 and $11,017,268, respectively, were pledged as collateral for the securities sold under agreements to repurchase. Gross proceeds from the sale of investment securities totaled $4,278,506 and $11,428,559 for the periods ended March 31, 2007 and December 31, 2006 resulting in a realized gain (loss) of $2,864 and ($136,628), respectively.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007and December 31, 2006:

Securities available-for-sale:

	Less than
	Twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
March 31, 2007
U.S. government agencies	$1,999,844	$16,816	$-	$-	$1,999,844	$16,816
Government-sponsored
enterprises	7,583,424	48,033	-	-	7,583,424	48,033
Mortgage-backed securities	-	-	-	-	-	-
Municipals	5,307,649	28,494	-	-	5,307,649	28,494

	$14,890,917	$93,343	$-	$-	$14,890,917	$93,343

December 31, 2006
U.S. government agencies	$2,980,937	$34,507	$-	$-	$2,980,937	$34,507
Government-sponsored
enterprises	8,162,453	52,619	1,484,531	12,368	9,646,984	64,987
Mortgage-backed securities	-	-	-	-	-	-
Municipals	788,839	608	-	-	788,839	608

	$11,932,229	$87,734	$1,484,531	$12,368	$13,416,760	$100,102

Securities classified as available-for-sale are recorded at fair market value. There were no securities in a continuous loss position for twelve months or more as of March 31, 2007. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

NOTE 5 – LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended March 31, 2007 and December 31, 2006:

	2007	2006
Real estate - construction	$138,417,209	$122,209,433
Real estate - mortgage	144,322,579	124,715,362
Commercial and industrial	24,308,860	24,630,818
Consumer and other	2,391,240	1,901,375
Deferred origination fees, net	(331,139)	(246,860)

Total loans receivable, gross	309,108,749	273,210,128
Less allowance for loan loss	3,866,240	3,467,000

Total loans receivable, net	$305,242,509	$269,743,128

The composition of gross loans by rate type is as follows for the periods ended March 31, 2007 and December 31, 2006:

	2007	2006
Variable rate loans	$198,984,770	$183,302,131
Fixed rate loans	110,123,979	89,907,997

Total gross loans	$309,108,749	$273,210,128

Transactions in the allowance for loan losses are summarized below for the periods ended March 31, 2007 and 2006:

	2007	2006
Balance, beginning of year	$3,467,000	$2,245,000
Provision charged to operations	515,000	484,000
Net loan charge offs	(115,760)	-

Balance, end of year	$3,866,240	$2,729,000

Gross loans outstanding, end of period	$309,108,749	$218,213,695

The allowance for loan losses, as a percent of gross loans outstanding, was 1.25% for periods ending March 31, 2007 and 2006, respectively. At March 31, 2007, the Bank had no loans in nonaccrual status. At December 31, 2006, the Bank had two loans totaling $1,964,983, or 0.72% of gross loans, in nonaccrual status. They were placed in nonaccrual as a result of the death of the borrower. The situation was satisfactorily resolved during the first quarter of this year without loss to the bank. In an unrelated matter, we wrote off one loan for $115,760 during the first quarter. Furthermore, there were no loans contractually past due ninety days or more and still accruing interest at March 31, 2007 or December 31, 2006.

NOTE 6 – PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended March 31, 2007 and December 31, 2006:

	2007	2006
Land and land improvements	$2,918,130	$2,918,130
Building and leasehold improvements	1,839,312	1,838,294
Furniture and equipment	1,163,115	1,049,777
Software	280,811	254,423
Construction in progress	6,925,023	3,366,033

Total	13,126,391	9,426,657
Less, accumulated depreciation	707,323	641,755

Premises, furniture and equipment, net	$12,419,068	$8,784,902

Depreciation expense for the three months ended March 31, 2007 and 2006 amounted to $64,993 and $69,805, respectively. Construction in progress relates to the construction of future branch locations in Summerville, West Ashley, Myrtle Beach and Park West.

NOTE 7 – DEPOSITS

At March 31, 2007, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Within one year	$100,912,039
After one through two years	31,398,582
Greater than two years	437,133

Total	$132,747,754

NOTE 8 – SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows for the periods ended March 31, 2007 and December 31, 2006:

	2007	2006
Amount outstanding at period end	$10,000,000	$10,000,000
Average amount outstanding during the period	10,000,000	7,804,110
Maximum outstanding at any month-end	10,000,000	10,000,000
Weighted average rate paid at period-end	5.56%	5.57%
Weighted average rate paid during the period	5.66%	5.44%

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amounts of securities underlying the agreements are book entry securities. U.S. Government agency securities with book values of $10,997,569 and $10,979,693 and fair values of $11,088,841and $11,017,268 at March 31, 2007 and December 31, 2006, respectively, are used as collateral for the agreements.

NOTE 9 – JUNIOR SUBORDINATED DEBENTURES

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

The Capital Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 138 basis points, which was 6.74% at March 31, 2007. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

NOTE 10 – ADVANCES FROM FEDERAL HOME LOAN BANK

On June 27, 2006, the Bank borrowed $10.0 million under a two year prime based advance from the Federal Home Loan Bank (“FHLB”). On July 21, 2006, the Bank borrowed $6.0 million under a seven year convertible advance from the FHLB. Additionally, on January 13, 2007, the Bank borrowed $6.0 million under a three month fixed rate credit advance from the FHLB. At March 31, 2007, the variable interest rates were 5.40%, 5.06% and 5.33% for the $10.0 million, $6.0 million and $6.0 million advances, respectively.

NOTE 11 – OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2007 and 2006 are summarized below:

	2007	2006
Professional fees	$249,267	$95,528
Telephone expenses	35,308	15,187
Office supplies, stationery, and printing	20,078	16,088
Insurance	49,762	28,835
Postage	4,897	6,801
Data processing	62,122	40,227
Advertising and marketing	81,230	45,116
Other	203,893	125,774

Total	$706,557	$373,556

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

Basic and diluted earnings per share are computed below for the three months ended March 31, 2007 and 2006:

	2007	2006

Basic earnings per share computation:

Net income available to common shareholders	$175,680	$352,969

Average common shares outstanding - basic	4,272,443	3,044,237

Basic net income per share	$0.04	$0.12

Diluted earnings per share computation:

Net income available to common shareholders	$175,680	$352,969

Average common shares outstanding - basic	4,272,443	3,044,237

Incremental shares from assumed conversions:
Stock options	5,970	50,610

Average common shares outstanding - diluted	4,278,413	3,094,847

Diluted earnings per share	$0.04	$0.11

At March 31, 2007 and 2006, outstanding options to purchase 215,395 and 12,500 shares were excluded from this calculation because those options are considered anti-dilutive.

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

As of March 31, 2007 and December 31, 2006, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at March 31, 2007 and December 31, 2006:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2007
Total capital(to risk-weighted assets	$53,263,000	14.86%	$28,667,440	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets	49,396,000	13.79%	14,333,720	4.00%	N/A	N/A
Tier 1 capital (to average assets)	49,396,000	13.01%	15,181,880	4.00%	N/A	N/A
December 31, 2006
Total capital (to risk-weighted	$52,034,000	18.06%	$23,047,760	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets	48,567,000	16.86%	11,523,880	4.00%	N/A	N/A
Tier 1 capital (to average assets)	48,567,000	14.03%	13,850,640	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2007 and December 31, 2006:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2007
Total capital (to risk-weighted assets	$52,037,000	15.25%	$27,305,920	8.00%	$34,132,400	10.00%
Tier 1 capital (to risk-weighted assets	48,171,000	14.11%	13,652,960	4.00%	20,479,440	6.00%
Tier 1 capital (to average assets)	48,171,000	13.27%	14,519,560	4.00%	18,149,450	5.00%
December 31, 2006
Total capital (to risk-weighted assets	$50,907,000	17.72%	$22,977,520	8.00%	$28,721,900	10.00%
Tier 1 capital (to risk-weighted assets	47,440,000	16.52%	11,488,760	4.00%	17,233,140	6.00%
Tier 1 capital (to average assets)	47,440,000	14.02%	13,530,600	4.00%	16,913,250	5.00%

NOTE 15 – UNUSED LINES OF CREDIT

As of March 31, 2007, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $26.0 million. These lines of credit are available on a one to fourteen day basis for general corporate purposes. In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $10.1 million at March 31, 2007.

NOTE 16 – SHAREHOLDERS’ EQUITY

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2007.

Amount
Commitments to extend credit	$69,707,739
Standby letters of credit	1,110,000

Total	$70,817,739

NOTE 18 – STOCK COMPENSATION PLANS

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

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants for the three months ended March 31, 2007 and 2006:

	2007	2006
Dividend yield	0.00%	0.00%
Expected volatility	20.03%	13.69%
Risk-free interest rate	4.74%	4.60%
Expected life in years	6.57	6.14

The weighted-average fair value of options granted during the periods ending March 31, 2007 and 2006 is $5.05 and $3.27, respectively.

A summary of the status of the Company’s stock option plan for the three months ended March 31, 2007and 2006 is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	456,664	$12.17	245,619	$9.01
Granted	13,749	14.88	13,400	11.72
Exercised	(100)	14.88	(1,501)	10.00
Forfeited	-	-	(4,166)	8.80

Outstanding at end of period	470,313	$12.25	253,352	$9.16

Options exercisable at period-end	170,691		103,187

Shares available for grant	315,447		83,810

The following table summarizes information about the stock options outstanding under the Company’s plans at March 31, 2007:

	Options Outstanding			Options Exercisable
	Weighted	Weighted	Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 3/31/07	Contractual Life	Price	at 3/31/07	Price
$8.80 to $9.00	167,975	7.31 years	$8.80	123,863	$8.80
$9.01 to $10.00	39,730	8.56 years	$9.89	17,930	$9.96
$10.01 to $15.00	254,443	9.65 years	$14.74	25,483	$14.48
$15.01 to $17.65	8,165	9.30 years	$17.00	3,415	$17.40

	470,313	8.72 years	$12.25	170,691	$9.94

Item 2.    Management’s Discussion and Analysis or Plan of Operation

        The following is a discussion of our financial condition as of March 31, 2007 compared to December 31, 2006 and the results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2006 Annual Report on Form 10-KSB.

        This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission (the “SEC”), including, without limitation:

•	our rapid growth to date and relatively short operating history;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	construction delays and cost overruns related to the expansion of our banking facilities;
•	the lack of seasoning of our loan portfolio;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Overview

        Tidelands Bank commenced operations in October 2003 through our main office located in Mount Pleasant, South Carolina. We converted two of our loan production offices into temporary full service banking facilities, one in the second quarter of 2005 in Summerville, South Carolina and the other in the fourth quarter of 2005 in Myrtle Beach, South Carolina. On April 23, 2007, we opened the permanent full service banking facility in our Summerville location. We have begun constructing the permanent facility for our full service branch in Myrtle Beach, which we plan to open in mid 2007. We also opened loan production offices in the West Ashley area of Charleston, South Carolina in September 2006 and in the Hilton Head area of South Carolina in October 2006. In addition, we plan to open a new full service branch office in the Park West area of Mount Pleasant and convert the loan production office in the West Ashley area of Charleston to a full service branch by the end of the third quarter of 2007. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates. We have grown rapidly since our inception, with a focus on growing our loan portfolio.

        The following discussion describes our results of operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and also analyzes our financial condition as of March 31, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our consolidated financial statements as of March 31, 2007.

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

Results of Operations

Income Statement Review

Summary

Three months ended March 31, 2007 and 2006

        Our net income was approximately $176,000 and $353,000 for the three months ended March 31, 2007 and 2006, respectively. Net income before income tax expense was $283,000 for the three months ended March 31, 2007 compared to a net income before income tax expense of $535,000 for the three months ended March 31, 2006. The $252,000 net decrease in income before income tax effect resulted from increases of $709,000 in net interest income after provision for loan losses and $154,000 in noninterest income offset by a $1.1 million increase in noninterest expense primarily due to increases in salaries and employee benefits and in professional fees. Additionally, we recorded provisions for loan losses of $515,000 and $484,000 for the three months ended March 31, 2007 and 2006, respectively.

Net Interest Income

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio is the primary driver of the increase in net interest income. During the three months ended March 31, 2007, our loan portfolio increased $35.9 million from the year end balance. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

        Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments. At March 31, 2007, loans represented 76.7% of total assets, while securities and federal funds sold represented 17.4% of total assets. While we plan to continue our focus on increasing the loan portfolio, as the relative rates on investment securities begin to rise and additional capital and deposits are obtained, we also anticipate increasing the size of the investment portfolio.

        The current low interest rate environment by historical measures has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. Historically, this funding strategy allowed us to continue to operate in fewer locations, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn allowed us to focus on growing our loan portfolio. We have begun to focus on the generation of local deposits including the opening of four new retail branches in 2007 and the additional associated marketing expenses. At March 31, 2007, retail deposits represented $121.8 million, or 33.8% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings. Commercial deposits represented $27.0 million, or 7.5% of total funding, borrowings represented $40.2 million, or 11.2% of total funding, and wholesale out-of-market deposits represented $170.8 million, or 47.5% of total funding.

        We converted two of our loan production offices into temporary full service banking facilities, one in the second quarter of 2005 in Summerville, South Carolina and the other in the fourth quarter of 2005 in Myrtle Beach, South Carolina. On April 23, 2007, we opened the permanent full service banking facility in our Summerville location. We have begun constructing the permanent facility for our full service branch in Myrtle Beach, which we plan to open in mid 2007. We also opened loan production offices in the West Ashley area of Charleston, South Carolina in September 2006 and in the Hilton Head area of South Carolina in October 2006. In addition, we plan to open a new full service branch office in the Park West area of Mount Pleasant and convert the loan production office in the West Ashley area of Charleston to a full service branch by the end of the third quarter of 2007. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates. We plan to continue to offer aggressive rates on investment checking and money market accounts. Based on prior experience, we anticipate the majority of these funds to be retained as core deposits. Our goal is to maintain a higher than average percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. Although we anticipate that these additional retail deposit offices will assist us in meeting these objectives, we also anticipate that the current deposit strategies and the opening of the new offices will have a dampening effect on earnings through the end of 2007. However, we believe that these two strategies will provide additional customers in our new markets and will provide a lower alternative cost of funding in a higher or rising interest rate environment.

        In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the three months ended March 31, 2007 increased primarily because we had more interest-earning assets than interest-bearing liabilities. For the three months ended March 31, 2007 and 2006, average interest-earning assets exceeded average interest-bearing liabilities by $31.8 million and $24.9 million, respectively.

        The impact of the Federal Reserve’s recent interest rate increases resulted in an increase in both the yields on our variable rate assets and the rates we paid for our short-term deposits and borrowings. The net interest spread and net interest margin decreased during the three months ended March 31, 2007 as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates increased over the period. Our net interest margins for the three months ended March 31, 2007 and 2006 were 3.43% and 4.05%, respectively. We anticipate that additional increases in short-term rates will result in an increase in loan yields, while higher rates on our interest-bearing deposits and borrowings will result in a higher cost of funds to us. If short-term rates decrease, we anticipate that loan yields will decrease, while lower rates on our interest-bearing deposits and borrowings will result in a lower cost of funds to us.

        We have included a number of unaudited tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2007 and 2006. Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

         Three Months Ended March 31, 2007 and 2006

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the three months ended March 31, 2007 and 2006, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended			For the Three Months Ended
	March 31, 2007			March 31, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$88	$1	5.56%	$17	$-	4.53%
Federal funds sold	12,251	151	5.01%	4,255	50	4.69%
Taxable investment securities	31,807	469	5.98%	11,950	142	4.83%
Non-taxable investment securities	5,720	57	4.01%	-	-	-%
Loans receivable	293,696	6,160	8.51%	200,237	3,983	8.07%

Total earning assets	343,562	6,838	8.07%	216,459	4,175	7.82%

Nonearning assets:
Cash and due from banks	567			1,449
Mortgages held for sale	1,726			1,436
Premises and equipment, net	10,605			5,555
Other assets	11,868			2,301
Allowance for loan losses	(3,714)			(2,500)

Total nonearning assets	21,052			8,241

Total assets	$364,614			$224,700

Interest-bearing liabilities:
Interest bearing transaction accounts	$5,545	54	3.94%	$2,997	11	1.46%
Savings & money market	142,249	1,746	4.98%	122,662	1,260	4.17%
Time deposits less than $100,000	116,424	1,470	5.12%	43,008	474	4.47%
Time deposits greater than $100,000	7,407	96	5.26%	10,952	109	4.04%
Junior subordinated debentures	8,248	139	6.84%	3,483	51	5.91%
Advances from FHLB	20,000	264	5.36%	-	-	-%
Securities sold under repurchase agreement	10,000	140	5.66%	6,500	78	4.88%
Federal funds purchased	1,845	26	5.61%	330	4	4.88%
Other borrowings	-	-	-%	1,583	25	6.44%

Total interest-bearing liabilities	311,718	3,935	5.12%	191,515	2,012	4.26%

Noninterest-bearing liabilities:
Demand deposits	9,663			9,340
Other liabilities	1,409			686
Shareholders’ equity	41,824			23,159

Total liabilities and shareholders’ equity	$364,614			$224,700

Net interest income		$2,903			$2,163

Net interest spread			2.95%			3.56%

Net interest margin			3.43%			4.05%

_______________________________________
(1)  Annualized for the three month period.

        During the three months ended March 31, 2007, the net interest spread and net interest margin declined in comparison to the previous period in 2006.

        Interest income for the three months ended March 31, 2007 was $6.8 million, consisting of $6.2 million on loans, $527,000 on investments and interest bearing balances, and $151,000 on federal funds sold. Interest income for the three months ended March 31, 2006 was $4.2 million, consisting of $4.0 million on loans, $142,000 on investments, and $50,000 on federal funds sold. Interest and fees on loans represented 90.1% and 95.4% of total interest income for the three months ended March 31, 2007 and 2006, respectively. Income from investments, federal funds sold, and interest bearing balances represented 9.9% and 4.6% of total interest income for the three months ended March 31, 2007 and 2006, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 85.5% and 92.5% of average interest-earning assets for the three months ended March 31, 2007 and 2006, respectively.

        Interest expense for the three months ended March 31, 2007 was $3.9 million, consisting of $3.4 million related to deposits, $140,000 related to securities sold under repurchase agreements, $139,000 related to junior subordinated debentures, $264,000 related to Federal Home Loan Bank (FHLB) advances, and $26,000 related to federal funds purchased and other borrowings. Interest expense for the three months ended March 31, 2006 was $2.0 million, consisting of $1.9 million related to deposits, $78,000 related to securities sold under repurchase agreements, $51,000 related to junior subordinated debentures, and $29,000 related to federal funds purchased and other borrowings. Interest expense on deposits for the three months ended March 31, 2007 and 2006 represented 85.5% and 92.2%, respectively, of total interest expense, while interest expense on borrowings represented 0.0% and 1.2%, respectively, of total interest expense. Interest expense on junior subordinated debentures represented 3.5% and 2.5% for the three months ended March 31, 2007 and 2006, respectively. Interest expense on securities sold under a repurchase agreement represented 3.6% and 3.9% for the three months ended March 31, 2007 and 2006, respectively, while interest expense on federal funds purchased represented 0.7% and 0.2% for the three months ended March 31, 2007 and 2006, respectively. Interest expense on the FHLB advance represented 6.7% and 0.0% for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, average interest-bearing liabilities were higher by $120.2 million, other borrowings averaged $23.4 million higher, and junior subordinated debentures averaged $4.8 million higher than for the same period in 2006.

        Net interest income, the largest component of our income, was $2.9 million and $2.2 million for the three months ended March 31, 2007 and March 31, 2006, respectively. The significant increase in 2007 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

        The $740,000 increase in net interest income for the three months ended March 31, 2007 compared to the same period in 2006 resulted from a $2.6 million increase in interest income offset by a $1.9 million increase in interest expense. The increases in net interest income were derived by higher average earning assets and interest-bearing liabilities.

        Our net interest spread was 2.95% for the three months ended March 31, 2007, compared to 3.56% for the three months ended March 31, 2006. Our net interest margin for the three months ended March 31, 2007 was 3.43%, compared to 4.05 % for the three months ended March 31, 2006. During the first quarter of 2007, interest-earning assets averaged $343.6 million, compared to $216.5 million in the same quarter of 2006. During the same periods, average interest-bearing liabilities were $311.7 million and $191.5 million, respectively.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended				Three Months Ended
	March 31, 2007 vs. March 31, 2006				March 31, 2006 vs. March 31, 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(in thousands)
Interest income
Loans	$1,859	$217	$101	$2,177	$2,073	$291	$581	$2,945
Taxable investment securities	236	34	56	326	(26)	5	(1)	(22)
Non-taxable investment securities	-	-	57	57	-	-	-	-
Federal funds sold	93	3	6	102	1	22	1	24
Interest bearing balances	1	-	-	1	-	-	-	-

Total interest income	2,189	254	220	2,663	2,048	318	581	2,947

Interest expense
Deposits	950	371	191	1,512	736	254	429	1,419
Junior subordinated debentures	69	8	11	88	-	-	51	51
Advances from FHLB	-	-	264	264	-	-	-	-
Securities sold under repurchase
agreements	42	13	7	62	-	32	-	32
Federal funds purchased	18	1	3	22	2	1	1	4
Other borrowings	(25)	(25)	25	(25)	5	5	3	13

Total interest expense	1,054	368	501	1,923	743	292	484	1,519

Net interest income	$1,135	$(114)	$(281)	$740	$1,305	$26	$97	$1,428

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Balance Sheet Review – Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Three Months Ended March 31, 2007 and 2006

        Included in the statement of operations for the three months ended March 31, 2007 and 2006 is a noncash expense related to the provision for loan losses of $515,000 and $484,000, respectively. The allowance for loan losses increased because loan growth in the three months ended March 31, 2007 was stronger than in the comparable period in 2006.

Noninterest Income

        The following table sets forth information related to our noninterest income during the three months ended March 31, 2007 and 2006:

	2007	2006
	(in thousands)
Service fees on deposit accounts	$8	$5
Residential mortgage origination fees	210	158
Origination income on mortgage loans sold	32	24
Gain on sale of investment securities	3	-
Other service fees and commissions	41	25
Other	74	2

Total noninterest income	$368	$214

Three Months Ended March 31, 2007 and 2006

        Noninterest income for the three months ended March 31, 2007 was $368,000, an increase of $154,000, compared to noninterest income of $214,000 during the same period in 2006. The increase was primarily attributable to an increase in residential mortgage origination income.

        Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination fees were $210,000 and $158,000 for the three months ended March 31, 2007 and 2006, respectively. The increase of $52,000 in 2007 related primarily to greater volume in the mortgage department as we expanded this line of business with additional originators. We received $32,000 of origination income on mortgage loans sold for the three months ended March 31, 2007 compared to $24,000 for the same period in 2006.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $8,000 and $5,000 for the three months ended March 31, 2007 and 2006, respectively. The additional $3,000 of income resulted from the larger number of customer accounts. Similarly, other service fees, commissions, and the fee income received from customer NSF transactions increased $16,000 to $41,000 for the three months ended March 31, 2007 when compared to the same period in 2006.

        Other income consists primarily of income received on bank owned life insurance, fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $74,000 and $2,000 for the three months ended March 31, 2007 and 2006, respectively. The additional $72,000 in other income was primarily attributable to the $70,000 income received from bank owned life insurance.

Noninterest Expense

        The following table sets forth information related to our noninterest expense for the three months ended March 31, 2007 and 2006:

	2007	2006
	(in thousands)
Salaries and benefits	$1,509	$840
Occupancy	175	76
Furniture and equipment expense	83	68
Professional fees	249	96
Advertising and marketing	81	45
Insurance	50	29
Data processing and related costs	62	40
Telephone	35	15
Postage	5	7
Office supplies, stationery and printing	20	16
Other	205	126

Total noninterest expense	$2,474	$1,358

Three Months Ended March 31, 2007 and 2006

        We incurred noninterest expense of approximately $2.5 million for the three months ended March 31, 2007 compared to $1.4 million for the three months ended March 31, 2006. The $670,000 increase in salaries and employee benefits and $153,000 increase in professional fees accounted for 73.7% of the $1.1 million increase in noninterest expense for the three months ended March 31, 2007 compared to the same period in 2006. A significant portion of the increase in professional fees is related to additional legal, audit, and compliance expenses. The $670,000 increase in salaries and employee benefits was due to additional personnel for our facilities to better service our customers. The remaining $293,000 increase resulted primarily from increase of $15,000 in furniture and equipment expense and $99,000 in occupancy costs, and increases of $36,000 in marketing costs, $21,000 in insurance costs, $22,000 in data processing and related costs, and $100,000 in other expenses. The reasons for the increase in the marketing expenses were consistent with those discussed above for the three month period.

        Salaries and employee benefits expense was approximately $1.5 million and $840,000 for the three months ended March 31, 2007 and 2006, respectively. These expenses represented 61.0% and 61.8% of our total noninterest expense for the three months ended March 31, 2007 and 2006, respectively. The $670,000 increase in salaries and employee benefits expense in 2007 compared to 2006 resulted from increases of $485,000 in base compensation, $1,000 in additional incentive compensation, $170,000 in stock based compensation, and $14,000 in higher benefits costs and payroll taxes.

        Data processing and related costs increased approximately $22,000, or 55.0%, for the three months ended March 31, 2007 compared to the same period in 2006. These expenses were $62,000 and $40,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, our data processing costs for our core processing system were $49,000 compared to $27,000 for the three months ended March 31, 2006.

Income Tax Expense

Three Months Ended March 31, 2007 and 2006

        Income tax expense was approximately $107,000 and $182,300 for the three months ended March 31, 2007 and 2006, respectively. Income taxes are based on effective tax rates of 38.0% and 34.0% for the three months ended March 31, 2007 and 2006, respectively.

Balance Sheet Review

General

        At March 31, 2007, we had total assets of $403.2 million, consisting principally of $305.2 million in net loans, $2.3 million in mortgage loans held for sale, $39.4 million in investment securities, $30.9 million in federal funds sold, $12.4 million in net premises, furniture and equipment, and $1.4 million in cash and due from banks. Our liabilities at March 31, 2007 totaled $361.0 million, consisting principally of $319.6 million in deposits, $10.0 million in securities sold under agreements to repurchase, $8.2 million in junior subordinated debentures, and $22.0 million in FHLB advances. At March 31, 2007, our shareholders’ equity was $42.2 million.

Federal Funds Sold

        At March 31, 2007, our $30.9 million in short-term investments in federal funds sold on an overnight basis comprised 7.7% of total assets, compared to $2.5 million, or 0.75% of total assets, at December 31, 2006.

Investments

        At March 31, 2007, the $37.7 million in our available for sale investment securities portfolio represented approximately 9.4% of our total assets compared to $37.5 million, or 11.1% of total assets, at December 31, 2006. We held U.S. government agency securities, government sponsored enterprises, municipals and mortgage-backed securities with a fair value of $37.7 million and an amortized cost of $37.6 million for a net unrealized gain of $161,000. As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

        Contractual maturities and yields on our investments at March 31, 2007 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. Government/government
sponsored enterprises	$2,001	5.41%	$6,545	5.99%	$14,888	5.85%	$23,434	5.86%
Mortgage-backed securities	-	-%	-	-%	6,000	5.73%	6,000	5.73%
Municipals	-	-%	-	-%	8,279	3.96%	8,279	3.96%

Total	$2,001	5.41%	$6,545	5.99%	$29,167	5.29%	$37,713	5.42%

        At March 31, 2007, our investments included U.S. government agency bonds issued by the Federal Farm Credit Bank with an amortized cost of approximately $2.0 million. Government sponsored enterprises consist of securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $11.1 million, $6.5 million, and $3.7 million, respectively. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association with amortized costs of approximately $5.9 million. Municipals consist of securities issued by various different municipalities with an amortized cost of $8.3 million.

        Other nonmarketable equity securities at March 31, 2007 consisted of Federal Home Loan Bank stock with a cost of $1.6 million, and other investments of $50,000.

        The amortized costs and the fair value of our investments at March 31, 2007 and December 31, 2006 are shown in the following table.

	March 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available for Sale:
U.S. Government agencies	$2,016	$2,000	$3,016	$2,981
Government-sponsored enterprises	21,330	21,434	24,604	24,693
Mortgage-backed securities	5,901	6,000	6,108	6,204
Municipals	8,305	8,279	3,626	3,626

Total	$37,552	$37,713	$37,354	$37,504

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the three months ended March 31, 2007 and December 31, 2006 were $293.7 million and $242.3 million, respectively. Gross loans outstanding at March 31, 2007 and December 31, 2006 were $309.1 million and $273.2 million, respectively.

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

The following table summarizes the composition of our loan portfolio at March 31, 2007 and December 31, 2006.

	March 31, 2007		December 31, 2006
		% of		% of
	Amount	Total	Amount	Total
	(dollars in thousands)
Commercial
Commercial and industrial	$24,309	7.9%	24,631	9.0%

Real Estate
Mortgage	144,323	46.7%	124,715	45.7%
Construction	138,417	44.8%	122,210	44.7%

Total real estate	282,740	91.5%	246,925	90.4%

Consumer
Consumer	2,391	0.7%	1,901	0.7%

Deferred origination fees, net	(331)	(0.1%)	(247)	(0.1%)

Total gross loans, net of deferred fees	309,109	100.00%	273,210	100.00%

Less - allowance for loan losses	(3,866)		(3,467)

Total loans, net	$305,243		$269,743

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2007:

		After one
		but
	One year	within	After five
	or less	five years	years	Total
	(in thousands)
Commercial	$8,778	$15,323	$208	$24,309
Real estate	125,505	130,721	26,514	282,740
Consumer	1,081	1,123	187	2,391
Deferred origination fees, net	(64)	(254)	(13)	(331)

Total gross loans, net of
deferred fees	$135,300	$146,913	$26,896	$309,109

Loans maturing after one year with:
Fixed interest rates				$86,297
Floating interest rates				87,779

Total				$174,076

Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible in the future. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Periodically, we adjust the amount of the allowance based on changing circumstances. We charge loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2007 and 2006.

	2007	2006
	(dollars in thousands)
Balance, beginning of year	$3,467	$2,245
Net loan losses	(116)	-
Provision for loan losses	515	484

Balance, end of year	$3,866	$2,729

Total loans outstanding at end of period	$309,109	$218,214
Allowance for loan losses to gross loans	1.25%	1.25%
Net charge-offs to average loans	0.04%	0.00%

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system that we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

        As of March 31, 2007, we did not have any nonperforming assets. At March 31, 2007 and December 31, 2006, the allowance for loan losses was $3.9 million and $3.5 million, respectively, or 1.25% and 1.27%, respectively, of outstanding loans.

        As of March 31, 2007, we did not have any loans on nonaccrual status. At December 31, 2006, we had two loans in nonaccrual totaling $1,964,983. They were placed in nonaccrual as a result of the death of the borrower. The situation was satisfactorily resolved during the first quarter of this year without loss to the bank. In an unrelated matter, we wrote off one loan for approximately $116,000 during the first quarter.

        Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. As of March 31, 2007, we had six loans with a current principal balance of $1.6 million on the watch list.

Deposits

        Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds. Accordingly, it has become more difficult to attract local deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, primarily through internet sources. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain deposits with more favorable terms than are readily available in our local market. We anticipate that the ratio of out-of-market deposits will improve after we open additional retail deposit offices. The amount of out-of-market deposits was $170.8 million, or 53.4% of total deposits, at March 31, 2007, and $110.7 million, or 42.7% of total deposits, at December 31, 2006.

        We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 96.7% and 105.4% at March 31, 2007 and December 31, 2006, respectively.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2007 and the year ended December 31, 2006.

	March 31, 2007		December 31, 2006
	Average		Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$9,663	0.00%	$9,693	0.00%
Interest bearing demand deposits	5,545	3.94%	3,697	3.11%
Savings and money market accounts money	142,249	4.98%	133,311	4.67%
Time deposits less than $100,000	116,424	5.12%	73,897	4.89%
Time deposits greater than $100,000	7,407	5.26%	10,531	4.62%

Total deposits	$281,288	4.85%	$231,129	4.52%

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Three months or less	$3,453	$2,812
Over three through six months	618	3,084
Over six though twelve months	2,131	1,207
Over twelve months	841	711

Total	$7,043	$7,814

        The decrease in time deposits of $100,000 or more for the three months ended March 31, 2007 compared to year end 2006 resulted from our funding the growth of the bank with a variety of deposits products and the utilization of deposits that were obtained outside of our primary market.

Borrowings and Other Interest-Bearing Liabilities

        The following table outlines our various sources of borrowed funds during the three months ended March 31, 2007 and the year ended December 31, 2006, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month		Average
	Ending	End	End		for the Period
	Balance	Rate	Balance		Balance	Rate
	(dollars in thousands)
At or for the three months
ended March 31, 2007:
Note payable	$-	-%	$-		$-	-%
Securities sold under agreement to repurchase	10,000	5.56%	10,000		10,000	5.66%
Junior subordinated debentures	8,248	6.74%	8,248		8,248	6.84%
Advances from FHLB	22,000	5.29%	22,000		20,000	5.36%
Other borrowings	-	-%	-		-	-%
Federal funds purchased	-	-%	10,870		1,845	5.61%
At or for the year
ended December 31, 2006:
Note payable	$-	-%	$1,593		$825	6.88%
Securities sold under agreement to repurchase	10,000	5.57%	10,000		7,804	5.44%
Junior subordinated debentures	8,248	6.75%	8,248		7,073	6.65%
Advances from FHLB	16,000	5.27%	16,000		7,847	5.38%
Other borrowings	-	-%	29		9	3.75%
Federal funds purchased	-	-%	6,346	-	540	5.14%

Capital Resources

        Total shareholders’ equity was $42.2 million at March 31, 2007 and $41.8 million at December 31, 2006. The increase is attributable to net proceeds from the exercise of stock options of $1,488, plus an increase of $7,273 in the fair value of available for sale securities, stock-based compensation expense of $169,434 and net income of $175,680 for the three months ended March 31, 2007. Since our inception, we have not paid any cash dividends.

        The following table shows the annualized return on average assets (net income divided by average total assets), annualized return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the three months ended March 31, 2007 and the year ended December 31, 2006. Since our inception, we have not paid any cash dividends.

	March 31, 2007	December 31, 2006
Return on average assets	0.19%	0.52%
Return on average equity	1.70%	5.38%
Equity to assets ratio	11.47%	9.73%

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

        The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities, and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank is subject to these minimum capital requirements as set per bank regulatory agencies.

        The following table sets forth the company’s various capital ratios at March 31, 2007 and December 31, 2006. For all periods, the company was considered “well capitalized.”

Tidelands Bancshares, Inc.	March 31,	December 31,
	2007	2006
Leverage ratio	13.01%	14.03%
Tier 1 risk-based capital ratio	13.79%	16.86%
Total risk-based capital ratio	14.86%	18.06%

        The following table sets forth the bank’s various capital ratios at March 31, 2007 and December 31, 2006. For all periods, the bank was considered “well capitalized.”

Tidelands Bank	March 31,	December 31,
	2007	2006
Leverage ratio	13.27%	14.02%
Tier 1 risk-based capital ratio	14.11%	16.52%
Total risk-based capital ratio	15.25%	17.72%

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2007, unfunded commitments to extend credit were $70.8 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At March 31, 2007, there were commitments totaling $1,110,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        Approximately 64.4% of our loans were variable rate loans at March 31, 2007, and we were asset sensitive at March 31, 2007. At March 31, 2007, 90.8% of our interest-bearing liabilities are expected to reprice within one year. A substantial portion of our loans reprice within the first three months of the year with a large majority of our deposits repricing within a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on out-of-market deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At March 31, 2007 and December 31, 2006, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $32.3 million and $5.4 million, or 8.0% and 1.6% of total assets, respectively. Our available for sale securities at March 31, 2007 and 2006 amounted to $37.7 million and $37.5 million, or 9.4% and 11.1% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $15.5 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and by raising additional capital. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of the first quarter of 2007 and the year 2006, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, we maintain four federal funds purchased lines of credit with correspondent banks totaling $26 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.

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

        The following table sets forth information regarding our rate sensitivity, as of March 31, 2007, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three	After one	After
	three	but within	but within	five
	months	twelve months	five years	years	Total
	(dollars in thousands)
Interest-earning assets:

Federal funds sold	$30,941	$-	-	$-	$30,941

Investment securities	4,218	7,056	19,050	9,034	39,358

Loans	203,680	19,084	78,048	8,297	309,109

Total interest-earning assets	$238,839	$26,140	$97,098	$17,331	$379,408

Interest-bearing liabilities:

Money market and NOW	$174,710	$-	$-	-	$174,710

Regular savings	139	-	-	-	139

Time deposits	12,106	88,703	31,827	112	132,748

Junior subordinated debentures	8,248	-	-	-	8,248

Other borrowings	32,000	-	-	-	32,000

Total interest-bearing liabilities	$227,203	$88,703	$31,827	$112	$347,845

Period gap	$11,636	$(62,563)	$65,271	$17,219	$31,563

Cumulative gap	$11,636	$(50,927)	$14,344	$31,563	$31,563

Ratio of cumulative gap to
total earning assets	3.07%	(13.42%)	3.78%	8.32%	8.32%

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 3, 2007	By: /s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2007	By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                                  Description

31.1           Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2           Rule 13a-14(a) Certification of the Principal Financial Officer.

32              Section 1350 Certifications.