Form 10QSB
period 2007-06-30
TIDELANDS BANCSHARES INC
filed 2007-08-14
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

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
4,276,651 shares of common stock, $.01 par value per share, on July 31, 2007

Transitional Small Business Disclosure Format (check one):   Yes    No

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations -
Six and Three months ended June 30, 2007 and 2006	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income –
Six months ended June 30, 2007 and 2006	5

Consolidated Statements of Cash Flows - Six months ended June 30, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-18

Item 2. Management’s Discussion and Analysis or Plan of Operation	19-39

Item 3. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 6. Exhibits	40

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1.   Financial Statements

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,168,152	$2,899,995
Federal funds sold	10,029,000	2,514,000

Total cash and cash equivalents	12,197,152	5,413,995

Securities available for sale	46,165,996	37,503,989
Nonmarketable equity securities	1,374,300	1,182,100

Total securities	47,540,296	38,686,089

Mortgage loans held for sale	2,161,757	2,557,434

Loans receivable	341,400,247	273,210,128
Less allowance for loan losses	4,269,894	3,467,000

Loans, net	337,130,353	269,743,128

Premises, furniture and equipment, net	16,092,008	8,784,902
Accrued interest receivable	2,356,603	1,920,279
Bank owned life insurance	7,702,584	7,559,124
Other assets	2,379,723	1,907,133

Total assets	$427,560,476	$336,572,084

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$9,890,773	$9,461,150
Interest-bearing transaction accounts	5,466,543	5,956,213
Savings and money market	194,578,092	138,834,651
Time deposits $100,000 and over	4,782,500	7,814,307
Other time deposits	135,589,190	97,066,376

Total deposits	350,307,098	259,132,697

Securities sold under agreements to repurchase	10,000,000	10,000,000
Junior subordinated debentures	8,248,000	8,248,000
Advances from Federal Home Loan Bank	16,000,000	16,000,000
Accrued interest payable	992,102	971,432
Other liabilities	460,072	399,501

Total liabilities	386,007,272	294,751,630

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued.	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized; 4,276,651 and 4,272,385 shares issued and
outstanding at June 30, 2007 and December 31, 2006,
respectively	42,767	42,724
Capital surplus	42,429,981	42,045,551
Retained deficit	(236,042)	(364,140)
Accumulated other comprehensive income (loss)	(683,502)	96,319

Total shareholders' equity	41,553,204	41,820,454

Total liabilities and shareholders' equity	$427,560,476	$336,572,084

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$12,983,547	$8,806,779	$6,823,373	$4,823,691
Securities available for sale, taxable	968,042	395,810	499,233	253,435
Securities available for sale, non-taxable	159,092	-	102,516	-
Federal funds sold	432,126	93,589	280,768	44,403
Interest-bearing balances	4,146	336	2,938	141

Total interest income	14,546,953	9,296,514	7,708,828	5,121,670

Interest expense:
Time deposits $100,000 and over	185,725	230,726	89,725	121,652
Other deposits	7,343,465	4,045,617	4,072,976	2,300,618
Other borrowings	1,054,455	428,277	485,864	270,392

Total interest expense	8,583,645	4,704,619	4,648,565	2,692,662

Net interest income	5,963,308	4,591,895	3,060,263	2,429,008
Provision for loan losses	1,025,000	828,000	510,000	344,000

Net interest income after
provision for loan losses	4,938,308	3,763,895	2,550,263	2,085,008

Noninterest income:
Service charges on deposit accounts	17,076	10,878	9,270	5,857
Residential mortgage origination income	442,984	343,102	201,156	160,404
Gain on sale of securities available for sale	2,864	-	-	-
Other service fees and commissions	85,014	63,821	43,982	38,835
Bank owned life insurance	143,460	-	73,515	-
Other	8,632	9,151	3,940	7,398

Total noninterest income	700,030	426,952	331,863	212,494

Noninterest expense:
Salaries and employee benefits	3,207,462	1,842,370	1,698,092	1,002,545
Net occupancy	380,338	172,350	205,157	96,079
Furniture and equipment	174,684	144,271	92,260	75,847
Other operating	1,668,756	872,420	962,199	498,864

Total noninterest expense	5,431,240	3,031,411	2,957,708	1,673,335

Income (loss) before income taxes	207,098	1,159,436	(75,582)	624,167

Income tax expense (benefit)	79,000	429,000	(28,000)	246,700

Net income (loss)	$128,098	$730,436	$(47,582)	$377,467

Earnings (loss) per common share
Basic earnings (loss) per share	$0.03	$0.24	$(0.01)	$0.12

Diluted earnings (loss) per share	$0.03	$0.23	$(0.01)	$0.12

Weighted average common shares outstanding
Basic	4,274,466	3,046,073	4,276,468	3,047,889

Diluted	4,274,466	3,128,159	4,276,468	3,152,847

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the six months ended June 30, 2007 and 2006
(Unaudited)

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income (loss)	Total

Balance, December 31, 2005	3,044,054	$30,441	$25,098,578	$(1,852,946)	$(181,415)	$23,094,658

Proceeds from exercise of stock options	20,927	209	188,574			188,783

Stock based compensation expense			68,681			68,681

Net income				730,436		730,436

Other comprehensive loss, net
of taxes of $83,279					(161,660)	(161,660)

Comprehensive income						568,776

Balance, June 30, 2006	3,064,981	$30,650	$25,355,833	$(1,122,510)	$(343,075)	$23,920,898

Balance, December 31, 2006	4,272,385	$42,724	$42,045,551	$(364,140)	$96,319	$41,820,454

Proceeds from exercise of stock options	4,266	43	38,106			38,149

Stock based compensation expense			346,324			346,324

Net income				128,098		128,098

Other comprehensive loss, net
of taxes of $478,179					(779,821)	(779,821)

Comprehensive loss						(651,723)

Balance, June 30, 2007	4,276,651	$42,767	$42,429,981	$(236,042)	$(683,502)	$41,553,204

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$128,098	$730,436
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,025,000	828,000
Depreciation and amortization expense	168,617	139,922
Discount accretion and premium amortization	(12,685)	(11,345)
Stock based compensation expense	346,324	68,681
(Increase) decrease in deferred income tax	118,772	(346,213)
Proceeds from sale of residential mortgages held-for-sale	29,389,784	21,142,111
Disbursements for residential mortgages held-for-sale	(28,994,107)	(22,879,253)
Increase in accrued interest receivable	(436,324)	(362,247)
Increase in accrued interest payable	20,669	239,345
Increase in cash surrender value of life insurance	(143,460)	-
Gain from sale of securities available for sale	(2,864)	-
Increase in other assets	(113,180)	(324,493)
Increase in other liabilities	60,571	496,206

Net cash provided (used) by operating activities	1,555,215	(278,850)

Cash flows from investing activities:
Purchases of securities available-for-sale	(14,989,964)	(15,459,381)
Sales of securities available-for-sale	4,548,506	-
Calls and maturities of securities available-for-sale	344,797	862,871
Net increase in loans receivable	(68,412,225)	(66,120,261)
Purchase of premises, furniture and equipment	(7,475,723)	(432,438)

Net cash used by investing activities	(85,984,609)	(81,149,209)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	55,683,395	25,846,760
Net increase in certificates of deposit and
other time deposits	35,491,007	49,825,166
Proceeds from notes payable	-	51,981
Proceeds from junior subordinated debentures	-	8,248,000
Increase in FHLB advance	-	10,000,000
Decrease in other borrowings	-	(29,839)
Proceeds from exercise of stock options	38,149	188,783

Net cash provided by financing activities	91,212,551	94,130,851

Net increase in cash and cash equivalents	6,783,157	12,702,792

Cash and cash equivalents, beginning of period	5,413,995	8,228,057

Cash and cash equivalents, end of period	$12,197,152	$20,930,849

Cash paid during the period for:
Income taxes	$122,107	$612,076

Interest	$8,562,976	$4,465,273

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2007 and for the interim periods ended June 30, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2006 Annual Report on Form 10-KSB.

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices, such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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

Nonmarketable Equity Securities – Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $50,000 of stock in a community bank holding company. The Federal Home Loan Bank stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At June 30, 2007 and December 31, 2006, the Company’s investment in Federal Home Loan Bank stock was $1,324,300 and $1,132,100, respectively. Dividends received on this stock are included as interest income on securities available for sale.

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

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged to bad debt expense with a corresponding entry to the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due. There were no impaired loans as of June 30, 2007 or December 31, 2006.

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

The Company issues rate lock commitments to borrowers based on prices quoted by secondary market investors. When rates are locked with borrowers, a sales commitment is immediately entered into (on a best efforts basis) at a specified price with a secondary market investor. Accordingly, any potential liabilities associated with rate lock commitments are offset by sales commitments to investors.

Premises, Furniture and Equipment – Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 10 years and buildings of 40 years. Leasehold improvements are amortized over the life of the leases, which generally range from 1 to 10 years for equipment and 40 years for leased building facilities. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

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

The change in the components of other comprehensive income and related tax effects are as follows:

	Six months		Three months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Change in unrealized gains (losses) on securities available-for-sale	$(1,260,864)	$(244,939)	$(1,269,504)	$(186,459)
Reclassification adjustment for gains realized in net income	2,864	-	-	-

Net change in unrealized gains (losses) on securities	(1,258,000)	(244,939)	(1,269,504)	(186,459)
Tax effect	478,179	83,279	482,410	63,396

Net-of-tax amount	$(779,821)	$(161,660)	$(787,094)	$(123,063)

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

NOTE 3 – CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve. At June 30, 2007 and December 31, 2006, the reserve requirement was met by the cash balance in the vault.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2007
U.S. agency securities	$2,015,760	$-	$92,768	$1,922,992
Government-sponsored enterprises	24,270,831	5,494	480,751	23,795,574
Mortgage-backed securities	7,977,286	-	146,736	7,830,550
Municipals	12,557,341	405	378,366	12,179,380
Variable rate preferred stocks	453,000	-	15,500	437,500

Total	$47,274,218	$5,899	$1,114,121	$46,165,996

December 31, 2006
U.S. agency securities	$3,015,444	$-	$34,507	$2,980,937
Government-sponsored enterprises	24,604,091	154,537	64,987	24,693,641
Mortgage-backed securities	6,108,308	95,312	-	6,203,620
Municipals	3,626,366	33	608	3,625,791

Total	$37,354,209	$249,882	$100,102	$37,503,989

The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Maturity schedule:

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. agency/Government-
sponsored enterprises	$1,985	5.41%	$6,958	5.97%	$16,776	5.81%	$25,719	5.82%
Mortgage-backed securities	-	-%	-	-%	7,831	5.36%	7,831	5.36%
Municipals	-	-%	1,338	3.93%	10,841	3.95%	12,179	3.95%
Variable rate preferred stocks	-	-%	-	-%	437	5.27%	437	5.27%

Total	$1,985	5.41	$8,296	5.64%	$35,885	5.14%	$46,166	5.27%

At June 30, 2007 and December 31, 2006, investment securities with a book value of $15,440,217 and $10,979,693 and a market value of $15,218,282 and $11,017,268, respectively, were pledged as collateral for the securities sold under agreements to repurchase and the unused lines of credit to purchase federal funds sold. Gross proceeds from the sale of investment securities totaled $4,278,506 and $11,428,559 for the periods ended June 30, 2007 and December 31, 2006 resulting in a realized gain (loss) of $2,864 and ($136,628), respectively.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006.

Securities available-for-sale:

	Less than
	Twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses
June 30, 2007
U.S. government agencies	$1,922,992	$92,768	$-	$-	$1,922,992	$92,768
Government-sponsored enterprises	21,805,289	480,751	-	-	21,805,289	480,751
Mortgage-backed securities	7,830,550	146,736	-	-	7,830,550	146,736
Municipals	10,805,905	378,366	-	-	10,805,905	378,366
Variable rate preferred stocks	437,500	15,500	-	-	437,500	15,500

	$42,802,236	$1,114,121	$-	$-	$42,802,236	$1,114,121

December 31, 2006
U.S. government agencies	$2,980,937	$34,507	$-	$-	$2,980,937	$34,507
Government-sponsored enterprises	8,162,453	52,619	1,484,531	12,368	9,646,984	64,987
Mortgage-backed securities	-	-	-	-	-	-
Municipals	788,839	608	-	-	788,839	608

	$11,932,229	$87,734	$1,484,531	$12,368	$13,416,760	$100,102

Securities classified as available-for-sale are recorded at fair market value. There were no securities in a continuous loss position for twelve months or more as of June 30, 2007. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

NOTE 5 – LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended June 30, 2007 and December 31, 2006:

	2007	2006
Real estate - construction	$153,651,996	$122,209,433
Real estate - mortgage	166,963,618	124,715,362
Commercial and industrial	18,837,113	24,630,818
Consumer and other	2,295,576	1,901,375
Deferred origination fees, net	(348,056)	(246,860)

Total loans receivable, gross	341,400,247	273,210,128
Less allowance for loan loss	4,269,894	3,467,000

Total loans receivable, net	$337,130,353	$269,743,128

The composition of gross loans by rate type is as follows for the periods ended June 30, 2007 and December 31, 2006:

	2007	2006
Variable rate loans	$204,021,611	$183,302,131
Fixed rate loans	137,378,636	89,907,997

Total gross loans	$341,400,247	$273,210,128

Transactions in the allowance for loan losses are summarized below for the periods ended June 30, 2007 and 2006:

	2007	2006
Balance, beginning of year	$3,467,000	$2,245,000
Provision charged to operations	1,025,000	828,000
Net loan charge offs	(222,106)	-

Balance, end of period	$4,269,894	$3,073,000

Gross loans outstanding, end of period	$341,400,247	$245,780,429

The allowance for loan losses, as a percent of gross loans outstanding, was 1.25% for the periods ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Bank had three loans totaling $501,094, or 0.15% of gross loans, in nonaccrual status. At December 31, 2006, the Bank had two loans totaling approximately $2.0 million, or 0.72% of gross loans, in nonaccrual status. They were placed in nonaccrual as a result of the death of the borrower. The situation was satisfactorily resolved during the first quarter of this year without loss to the Bank. In an unrelated matter, we wrote off one loan totaling $115,760 during the first quarter and a partial charge off totaling $106,346 during the second quarter. Furthermore, there were no loans contractually past due ninety days or more and still accruing interest at June 30, 2007 or December 31, 2006.

NOTE 6 – PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended June 30, 2007 and December 31, 2006:

	2007	2006
Land and land improvements	$3,892,041	$2,918,130
Building and leasehold improvements	8,322,543	1,838,294
Furniture and equipment	2,669,587	1,049,777
Software	290,944	254,423
Construction in progress	1,728,414	3,366,033

Total	16,903,529	9,426,657
Less, accumulated depreciation	811,521	641,755

Premises, furniture and equipment, net	$16,092,008	$8,784,902

Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $168,617 and $139,922, respectively. At June 30, 2007, construction in progress relates to the construction of the future branch location in West Ashley. The increase in building and leasehold improvements is related to the completion of the Summerville, Myrtle Beach and Park West branches, which were in construction in progress at December 31, 2006.

NOTE 7 – DEPOSITS

At June 30, 2007, the scheduled maturities of certificates of deposit were as follows:

Amount
Maturing:
Within one year	$91,767,161
After one through two years	31,496,700
Greater than two years	17,107,829

Total	$140,371,690

NOTE 8 – SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows for the periods ended June 30, 2007 and December 31, 2006:

	2007	2006
Amount outstanding at period end	$10,000,000	$10,000,000
Average amount outstanding during the period	10,000,000	7,804,110
Maximum outstanding at any month-end	10,000,000	10,000,000
Weighted average rate paid at period-end	5.55%	5.57%
Weighted average rate paid during the period	5.44%	5.44%

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amounts of securities underlying the agreements are book entry securities. U.S. Government agency securities with book values of $10,996,413 and $10,979,693 and fair values of $10,893,621 and $11,017,268 at June 30, 2007 and December 31, 2006, respectively, are used as collateral for the agreements.

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

The Capital Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 138 basis points, which was 6.74% at June 30, 2007. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

NOTE 10 – ADVANCES FROM FEDERAL HOME LOAN BANK

On June 27, 2006, the Bank borrowed $10.0 million under a two year prime based advance from the Federal Home Loan Bank (“FHLB”). On July 21, 2006, the Bank borrowed $6.0 million under a seven year convertible advance from the FHLB. Additionally, on January 13, 2007, the Bank borrowed $6.0 million under a three month fixed rate credit advance from the FHLB and was paid off on April 2, 2007. At June 30, 2007, the variable interest rates were 5.40% and 5.06% for the $10.0 million and $6.0 million advances, respectively.

NOTE 11 – OTHER OPERATING EXPENSES

Other operating expenses for the six and three months ended June 30, 2007 and 2006 are summarized below:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Professional fees	$481,509	$227,779	$232,242	$132,251
Telephone expenses	73,348	30,239	38,040	15,053
Office supplies, stationery, and printing	61,935	36,101	41,858	20,013
Insurance	176,010	54,288	126,248	25,453
Postage	13,155	11,515	8,258	4,714
Data processing	122,063	83,345	59,940	43,118
Advertising and marketing	293,484	107,670	212,254	62,554
Other	447,252	321,483	243,359	195,708

Total	$1,668,756	$872,420	$962,199	$498,864

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 13 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

Basic and diluted earnings (loss) per share are computed below:

	Six months ended		Threemonths ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings (loss) per share computation:
Net income (loss) available to common shareholders	$128,098	$730,436	$(47,582)	$377,467

Average common shares outstanding - basic	4,274,466	3,046,073	4,276,468	3,047,889

Basic earnings (loss) per share	$0.03	$0.24	$(0.01)	$0.12

Diluted earnings (loss) per share computation:
Net income (loss) available to common shareholders	$128,098	$730,436	$(47,582)	$377,467

Average common shares outstanding - basic	4,274,466	3,046,073	4,276,468	3,047,889
Incremental shares from assumed conversions:
Stock options	-	82,086	-	104,958

Average common shares outstanding - diluted	4,274,466	3,128,159	4,276,468	3,152,847

Diluted earnings (loss) per share	$0.03	$0.23	$(0.01)	$0.12

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

As of June 30, 2007 and December 31, 2006, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at June 30, 2007 and December 31, 2006.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2007
Total capital (to risk-weighted assets)	$52,981,000	14.64%	$28,958,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	48,711,000	13.46%	14,979,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	48,711,000	11.56%	16,852,160	4.00%	N/A	N/A
December 31, 2006
Total capital (to risk-weighted assets)	$52,034,000	18.06%	$23,047,760	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	48,567,000	16.86%	11,523,880	4.00%	N/A	N/A
Tier 1 capital (to average assets)	48,567,000	14.03%	13,850,640	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2007 and December 31, 2006.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2007
Total capital (to risk-weighted assets)	$52,104,000	14.41%	$28,930,800	8.00%	$36,163,500	10.00%
Tier 1 capital (to risk-weighted assets)	47,834,000	13.23%	14,465,500	4.00%	21,698,100	6.00%
Tier 1 capital (to average assets)	47,834,000	11.36%	16,838,400	4.00%	21,048,000	5.00%
December 31, 2006
Total capital (to risk-weighted assets)	$50,907,000	17.72%	$22,977,520	8.00%	$28,721,900	10.00%
Tier 1 capital (to risk-weighted assets)	47,440,000	16.52%	11,488,760	4.00%	17,233,140	6.00%
Tier 1 capital (to average assets)	47,440,000	14.02%	13,530,600	4.00%	16,913,250	5.00%

NOTE 15 – UNUSED LINES OF CREDIT

As of June 30, 2007, the Company had four unused lines of credit to purchase federal funds from unrelated banks totaling $26.0 million. These lines of credit are available on a one to fourteen day basis for general corporate purposes. In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $9.3 million at June 30, 2007.

NOTE 16 – SHAREHOLDERS’ EQUITY

Public Stock Offering – On October 10, 2006, the Company closed a public offering in which 1,200,000 shares of the Company’s common stock were issued at a purchase price of $15.00 per share. Net proceeds after deducting underwriter discounts and expenses were $16.4 million. Proceeds from the offering are being used to support the growth of the Company.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2007.

Amount
Commitments to extend credit	$63,872,486
Standby letters of credit	1,300,000

Total	$65,172,486

NOTE 18 – STOCK COMPENSATION PLANS

On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (the “Stock Plan”) that provides for the granting of options to purchase twenty percent of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company. The plan was amended during 2005 and 2007 to provide for the designation of an additional 348,997 and 243,206 shares, respectively as incentive stock options. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant. The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire, unexercised or are canceled become available for reissuance. Options have been adjusted for the five for four stock split in 2004.

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	19.6 - 21.3%	13.7 - 19.5%	19.6 - 21.3%	13.7 - 19.5%
Risk-free interest rate	4.74%	4.74%	4.74%	4.74%
Expected life in years	3.0 - 8.0	3.0 - 8.0	3.0 - 8.0	3.0 - 8.0

The weighted-average fair value of options, calculated using the binomial option valuation model, granted during 2006 is $3.72 and $4.78 for options granted in 2007.

A summary of the status of the Company’s stock option plan for the six and three months ended June 30, 2007 is presented below:

	Six Months Ended		Three Months Ended
	June 30, 2007		June 30, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	456,664	$12.17	470,313	$12.25
Granted	41,939	13.79	28,190	13.25
Exercised	(4,266)	8.94	(4,166)	8.80
Cancelled	(1,900)	15.97	(1,900)	15.97

Outstanding at June 30, 2007	492,437	$12.32	492,437	$12.32

Options exercisable at June 30, 2007	172,095		172,095

Shares available for grant	288,601		288,601

The following table summarizes information about the stock options outstanding under the Company’s plans at June 30, 2007:

	Options Outstanding			Options Exercisable
	Weighted	Weighted	Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 6/30/07	Contractual Life	Price	at 6/30/07	Price
$8.80 to $9.00	163,809	7.07 years	$8.80	119,697	$8.80
$9.01 to $10.00	39,730	8.31 years	$9.89	18,450	$9.94
$10.01 to $15.00	281,733	9.45 years	$14.59	30,223	$14.32
$15.01 to $17.65	7,165	9.05 years	$16.97	3,725	$17.25

	492,437	8.56 years	$12.32	172,095	$10.07

Item 2.    Management’s Discussion and Analysis or Plan of Operation

        The following is a discussion of our financial condition as of June 30, 2007 compared to December 31, 2006 and the results of operations for the six and three months ended June 30, 2007 compared to the six and three months ended June 30, 2006. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2006 Annual Report on Form 10-KSB.

        This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described in our 2006 Annual Report on Form 10-KSB under “Risk Factors” as filed with the Securities and Exchange Commission (the “SEC”) and the following:

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

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

        Our bank subsidiary, Tidelands Bank, commenced operations in October 2003 through our main office located in Mount Pleasant, South Carolina. We converted two of our loan production offices into temporary full service banking facilities, one in the second quarter of 2005 in Summerville, South Carolina and the other in the fourth quarter of 2005 in Myrtle Beach, South Carolina. On April 23, 2007, we opened the permanent full service banking facility in our Summerville location. We opened the permanent facility for our full service branch in Myrtle Beach on June 7, 2007. In addition, we opened a new full service branch office in the Park West area of Mount Pleasant on May 14, 2007 and converted the loan production office in the West Ashley area of Charleston to a full service branch on July 2, 2007. We also opened a loan production office in the Hilton Head area of South Carolina in October 2006. We also intend to convert our Bluffton loan production office into a full service banking facility in 2007. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates. We have grown rapidly since our inception, with a focus on growing our loan portfolio.

        The following discussion describes our results of operations for the six and three months ended June 30, 2007 as compared to the six and three months ended June 30, 2006 and also analyzes our financial condition as of June 30, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our consolidated financial statements as of June 30, 2007.

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

Results of Operations

Income Statement Review

Summary

Six months ended June 30, 2007 and 2006

        Our net income was $128,000 and $730,000 for the six months ended June 30, 2007 and 2006, respectively. Net income before income tax expense was $207,000 for the six months ended June 30, 2007 compared to $1.2 million for the six months ended June 30, 2006. The $952,000 decrease in net income before income tax effect resulted from increases of $1.2 million in net interest income after provision for loan losses and $273,000 in other income offset by a $2.4 million increase in noninterest expense. We recorded provisions for loan losses of $1,025,000 and $828,000 for the six months ended June 30, 2007 and 2006, respectively.

Three months ended June 30, 2007 and 2006

        Our net loss was $48,000 and our net income was $377,000 for the three months ended June 30, 2007 and 2006, respectively. Net loss before income tax benefit was $76,000 for the three months ended June 30, 2007 compared to net income before income tax expense of $624,000 for the three months ended June 30, 2006. The $700,000 decrease in net income before income tax effect resulted from increases of $465,000 in net interest income after provision for loan losses and $119,000 in other income offset by a $1.3 million increase in noninterest expense. We recorded provisions for loan losses of $510,000 and $344,000 for the three months ended June 30, 2007 and 2006, respectively.

Net Interest Income

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio is the primary driver of the increase in net interest income. During the six months ended June 30, 2007, our loan portfolio increased $68.2 million from the year end balance. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

        Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. At June 30, 2007, loans represented 79.8% of total assets, while securities and federal funds sold represented 13.5% of total assets. While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional capital and deposits are obtained, we also anticipate increasing the size of the investment portfolio.

        The current low interest rate environment by historical measures has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. Historically, this funding strategy allowed us to continue to operate in fewer locations, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn allowed us to focus on growing our loan portfolio. We have begun to focus on the generation of local deposits including the opening of four new retail branches in 2007 and the additional associated marketing expenses. At June 30, 2007, retail deposits represented $114.6 million, or 29.8% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings. Commercial deposits represented $25.7 million, or 6.7% of total funding, borrowings represented 34.2 million, or 8.9% of total funding, and wholesale out-of-market deposits represented $210.0 million, or 54.6% of total funding.

        We converted two of our loan production offices into temporary full service banking facilities, one in the second quarter of 2005 in Summerville, South Carolina and the other in the fourth quarter of 2005 in Myrtle Beach, South Carolina. On April 23, 2007, we opened the permanent full service banking facility in our Summerville location. We opened the permanent facility for our full service branch in Myrtle Beach on June 7, 2007. In addition, we opened a new full service branch office in the Park West area of Mount Pleasant on May 14, 2007 and converted the loan production office in the West Ashley area of Charleston to a full service branch office on July 2, 2007. We also opened a loan production office in the Hilton Head area of South Carolina in October 2006. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates. We plan to continue to offer aggressive rates on investment checking and money market accounts. Based on prior experience, we anticipate the majority of these funds to be retained as core deposits. Our goal is to maintain a higher than average percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. Although we anticipate that these additional retail deposit offices will assist us in meeting these objectives, we also anticipate that the current deposit strategies and the opening of the new offices will have a dampening effect on earnings through the end of 2007. However, we believe that these two strategies will provide us with additional customers in our new markets and will provide a lower alternative cost of funding in a higher or rising interest rate environment.

        In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the six months ended June 30, 2007 increased primarily because we had more interest-earning assets than interest-bearing liabilities. For the six months ended June 30, 2007 and 2006, average interest-earning assets exceeded average interest-bearing liabilities by $30.2 million and $25.3 million, respectively.

        The impact of the Federal Reserve’s recent interest rate increases resulted in an increase in both the yields on our variable rate assets and the rates we paid for our short-term deposits and borrowings. The net interest spread and net interest margin decreased during the six months ended June 30, 2007 as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates increased over the period. Our net interest margins for the six months ended June 30, 2007 and 2006 were 3.24% and 3.91%, respectively. We anticipate that additional increases in short-term rates will result in an increase in loan yields, while higher rates on our interest-bearing deposits and borrowings will result in a higher cost of funds to us. If short-term rates decrease, we anticipate that loan yields will decrease, while lower rates on our interest-bearing deposits and borrowings will result in a lower cost of funds to us.

        We have included a number of unaudited tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the six and three months ended June 30, 2007 and 2006. Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

Six Months Ended June 30, 2007 and 2006

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the six months ended June 30, 2007 and 2006, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$151	$4	5.54%	$66	$-	1.03%
Federal funds sold	16,610	432	5.25%	4,021	94	4.69%
Taxable investment securities	33,748	968	5.78%	15,784	396	5.06%
Non-taxable investment securities	8,015	159	4.00%	-	-	-%
Loans receivable	312,293	12,984	8.38%	216,872	8,807	8.19%

Total earning assets	370,817	14,547	7.91%	236,743	9,297	7.92%

Nonearning assets:
Cash and due from banks	765			1,668
Mortgages held for sale	1,856			1,389
Premises and equipment, net	12,642			5,658
Other assets	11,889			2,449
Allowance for loan losses	(3,922)			(2,714)

Total nonearning assets	23,230			8,450

Total assets	$394,047			$245,193

Interest-bearing liabilities:
Interest bearing transactions accounts	$5,617	$110	3.94%	$2,823	$24	1.70%
Savings & money market	165,117	4,074	4.98%	125,972	2,713	4.34%
Time deposits less than $100,000	126,405	3,160	5.04%	56,581	1,309	4.66%
Time deposits greater than $100,000	6,310	186	5.94%	11,093	231	4.19%
Junior subordinated debentures	8,248	281	6.87%	5,878	184	6.32%
Advances from FHLB	18,022	478	5.35%	221	6	5.14%
Securities sold under repurchase agreement	10,000	270	5.44%	6,500	165	5.12%
Federal funds purchased	918	25	5.61%	822	20	5.05%
Other borrowings	-	-	-%	1,585	53	6.71%

Total interest-bearing liabilities	340,637	8,584	5.08%	211,475	4,705	4.49%

Noninterest-bearing liabilities:
Demand deposits	10,079			9,536
Other liabilities	1,408			861
Shareholders’ equity	41,923			23,321

Total liabilities and shareholders' equity.	$394,047			$245,193

Net interest income		$5,963			$4,592

Net interest spread			2.83%			3.43%

Net interest margin			3.24%			3.91%

____________
    (1)        Annualized for the six month period.

        The net interest spread and net interest margin decreased during the six months ended June 30, 2007 primarily as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates began to increase over the period.

        Interest income for the six months ended June 30, 2007 was $14.5 million, consisting of $13.0 million on loans, $1.1 million on investments and interest bearing balances, and $432,000 on federal funds sold. Interest income for the six months ended June 30, 2006 was $9.3 million, consisting of $8.8 million on loans, $396,000 on investments and interest-bearing balances, and $94,000 on federal funds sold. Interest and fees on loans represented 89.3% and 94.7% of total interest income for the six months ended June 30, 2007 and 2006, respectively. Income from investments, federal funds sold and interest bearing balances represented 10.7% and 5.3% of total interest income for the six months ended June 30, 2007 and 2006, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 84.2% and 91.6% of average interest-earning assets for the six months ended June 30, 2007 and 2006, respectively.

        Interest expense for the six months ended June 30, 2007 was $8.6 million, consisting of $7.5 million related to deposits, $270,000 related to securities sold under a repurchase agreement, $281,000 related to junior subordinated debentures, $478,000 related to advances from the FHLB and $25,000 related to federal funds purchased. Interest expense for the six months ended June 30, 2006 was $4.7 million, consisting of $4.3 million related to deposits, $165,000 related to securities sold under a repurchase agreement, $184,000 related to junior subordinated debentures, $6,000 related to advances from the FHLB, $20,000 related to federal funds purchased and $53,000 related to other borrowings. Interest expense on deposits for the six months ended June 30, 2007 and 2006 represented 87.7% and 90.9% of total interest expense, respectively, while interest expense on borrowings represented 12.3% and 5.1%, respectively, of total interest expense. Interest expense on junior subordinated debentures represented 3.3% of total interest expense for the six months ended June 30, 2007. Interest expense on the advances from the FHLB represented 5.6% of total interest expense for the six months ended June 30, 2007. During the six months ended June 30, 2007, average interest-bearing liabilities were higher by $129.2 million than for the same period in 2006.

        Net interest income, the largest component of our income, was $6.0 million and $4.6 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The $1.4 million increase in net interest income for the six months ended June 30, 2007 compared to the same period in 2006 resulted from a $5.3 million increase in interest income offset by a $3.9 million increase in interest expense. The significant increase in 2007 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

        Our net interest spread was 2.83% for the six months ended June 30, 2007, compared to 3.43% for the six months ended June 30, 2006. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin for the six months ended June 30, 2007 was 3.24%, compared to 3.91% for the six months ended June 30, 2006. For the second quarter of 2007, interest-earning assets averaged $370.8 million, compared to $236.7 million in the same quarter of 2006. During the same periods, average interest-bearing liabilities were $340.6 million and $211.5 million, respectively.

Three Months Ended June 30, 2007 and 2006

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the three months ended June 30, 2007 and 2006, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended			For the Three Months Ended
	June 30, 2007			June 30, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$213	$3	5.54%	$113	$-	0.50%
Federal funds sold	20,921	281	5.38%	3,791	44	4.70%
Taxable investment securities	34,617	499	5.78%	19,576	254	5.19%
Non-taxable investment securities	10,285	103	4.00%	-	-	-
Loans receivable	330,685	6,823	8.28%	233,324	4,824	8.29%

Total earning assets	396,721	7,709	7.79%	256,804	5,122	8.00%

Nonearning assets:
Cash and due from banks	2,014			1,885
Mortgages held for sale	1,985			1,342
Premises and equipment, net	14,656			5,760
Other assets	11,909			2,596
Allowance for loan losses	(4,128)			(2,925)

Total nonearning assets	26,436			8,658

Total assets	$423,157			$265,462

Interest-bearing liabilities:
Interest bearing transactions accounts	$5,688	$56	3.94%	$2,652	$13	1.96%
Savings & money market	187,734	2,328	4.97%	129,245	1,453	4.51%
Time deposits less than $100,000	135,291	1,689	5.01%	70,004	834	4.78%
Time deposits greater than $100,000	6,212	90	5.79%	11,233	122	4.34%
Junior subordinated debentures	8,248	142	6.90%	8,248	134	6.50%
Advances from FHLB	16,066	214	5.34%	439	6	5.14%
Securities sold under repurchase agreement	10,000	130	5.22%	6,500	87	5.35%
Federal funds purchased	-	-	-%	1,309	17	5.13%
Other borrowings	-	-	-%	1,586	27	6.98%

Total interest-bearing liabilities	369,239	4,649	5.05%	231,216	2,693	4.67%

Noninterest-bearing liabilities:
Demand deposits	10,489			9,730
Other liabilities	1,407			1,035
Shareholders’ equity	42,022			23,481

Total liabilities and shareholders' equity	$423,157			$265,462

Net interest income		$3,060			$2,429

Net interest spread			2.74%			3.33%

Net interest margin			3.09%			3.79%

____________
    (1)        Annualized for the three month period.

        During the three months ended June 30, 2007, the net interest spread declined slightly from the first quarter 2007 amount. The net interest margin declined for the quarter ended June 30, 2007 when compared to both the previous quarter and the year earlier period.

        Interest income for the three months ended June 30, 2007 was $7.7 million, consisting of $6.8 million on loans, $605,000 on investments and interest bearing balances, and $281,000 on federal funds sold. Interest income for the three months ended June 30, 2006 was $5.1 million, consisting of $4.8 million on loans, $254,000 on investments and interest bearing balances, and $44,000 on federal funds sold. Interest and fees on loans represented 88.5% and 94.2% of total interest income for the three months ended June 30, 2007 and 2006, respectively. Income from investments, federal funds sold and interest bearing balances represented 11.5% and 5.8% of total interest income for the three months ended June 30, 2007 and 2006, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 83.4% and 90.9% of average interest-earning assets for the three months ended June 30, 2007 and 2006, respectively.

        Interest expense for the three months ended June 30, 2007 was $4.6 million, consisting of $4.2 million related to deposits, $130,000 related to securities sold under a repurchase agreement, $142,000 related to junior subordinated debentures, and $214,000 related to advances from the FHLB. Interest expense for the three months ended June 30, 2006 was $2.7 million, consisting of $2.4 million related to deposits, $131,000 related to other borrowings, $134,000 related to junior subordinated debentures, and $6,000 related to advances from the FHLB. Interest expense on deposits for the three months ended June 30, 2007 and 2006 represented 89.5% and 90.0%, respectively, of total interest expense, while interest expense on borrowings represented 10.5% and 4.9%, respectively, of total interest expense. Interest expense on junior subordinated debentures represented 3.1% for the three months ended June 30, 2007. Interest expense on advances from the FHLB represented 4.6% for the three months ended June 30, 2007. Interest expense on securities sold under a repurchase agreement represented 2.8% for the three months ended June 30, 2007. During the three months ended June 30, 2007, average interest-bearing liabilities were higher by $138.0 million than for the same period in 2006.

        Net interest income, the largest component of our income, was $3.1 million and $2.4 million for the three months ended June 30, 2007 and 2006, respectively. The $631,000 increase in net interest income for the three months ended June 30, 2007 compared to the same period in 2006 resulted from a $2.6 million increase in interest income offset by a $2.0 million increase in interest expense. The increases in net interest income were derived by the net effect of higher levels of both average earning assets and interest-bearing liabilities.

        Our net interest spread was 2.74% for the three months ended June 30, 2007, compared to 3.33% for the three months ended June 30, 2006. Our net interest margin for the three months ended June 30, 2007 was 3.09%, compared to 3.79% for the three months ended June 30, 2006. During the second quarter of 2007, interest-earning assets averaged $396.7 million, compared to $256.8 million in the same quarter of 2006. During the same periods, average interest-bearing liabilities were $369.2 million and $231.2 million, respectively.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Six Months Ended				Six Months Ended
	June 30, 2007 vs. June 30, 2006				June 30, 2006 vs. June 30, 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(in thousands)
Interest income
Loans	$3,875	$210	$92	$4,177	$4,271	$679	$1,026	$5,976
Taxable investment securities	450	57	65	572	42	27	4	73
Non-taxable investment securities	-	-	159	159	-	-	-	-
Federal funds sold	293		35	339	(3)	41	(2)	36
Interest bearing balances	-	1	2	3	-	-	-	-

Total interest income	4,618	279	353	5,250	4,310	747	1,028	6,085

Interest expense
Deposits	2,329	598	326	3,253	1,735	554	834	3,123
Junior subordinated debentures	74	17	6	97	-	-	184	184
Advances from FHLB	454	-	18	472	-	-	6	6
Securities sold under repurchase
agreements	89	10	6	105	-	65	-	65
Federal funds purchased	2	2	1	5		1	7	19
Other borrowings	(53)	(53)	53	(53)	16	12		39

Total interest expense	2,895	574	410	3,879	1,762	632	1,042	3,436

Net interest income	$1,723	$(295)	$(57)	$1,371	$2,548	$115	$(14)	$2,649

	Three Months Ended				Three Months Ended
	June 30, 2007 vs. June 30, 2006				June 30, 2006 vs. June 30, 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(in thousands)
Interest income
Loans	$2,012	$(8)	$(4)	$2,000	$2,157	$397	$477	$3,031
Taxable investment securities	195	29	22	246	67	19	8	94
Non-taxable investment securities	-	-	103	103	-	-	-	-
Federal funds sold	201	6	29	236	(4)	19	(2)	13
Interest bearing balances	-	1	1	2	2	-	(2)	-

Total interest income	2,408	28	151	2,587	2,222	435	481	3,138

Interest expense
Deposits	1,385	227	129	1,741	981	306	417	1,704
Junior subordinated debentures	-	8	-	8	-	-	134	134
Advances from FHLB	200	-	8	208	-	-	6	6
Securities sold under repurchase
agreements	47	(2)	(1)	44	-	32	-	32
Federal funds purchased	(17)	-	-	(17)	9	1	5	15
Other borrowings	(28)	-	-	(28)	12	5	9	26

Total interest expense	1,587	233	136	1,956	1,002	344	571	1,917

Net interest income	$821	$(205)	$15	$631	$1,220	$91	$(90)	$1,221

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Balance Sheet Review — Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Six Months Ended June 30, 2007 and 2006

        Included in the statement of operations for the six months ended June 30, 2007 and 2006 is a noncash expense related to the provision for loan losses of $1,025,000 and $828,000, respectively. The increase was in response to the $68.2 million and the $66.1 million growth in loans for the six months ended June 30, 2007 and 2006, respectively.

Three Months Ended June 30, 2007 and 2006

        Included in the statement of operations for the three months ended June 30, 2007 and 2006 is a noncash expense related to the provision for loan losses of $510,000 and $344,000, respectively. The increase was in response to the $32.3 million and the $27.6 million growth in loans for the three months ended June 30, 2007 and 2006, respectively.

Noninterest Income

        The following table sets forth information related to our noninterest income.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Service fees on deposit accounts	$17	$11	$10	$6
Residential mortgage origination income	382	296	172	138
Origination income on mortgage loans sold	61	47	29	22
Other service fees and commissions	85	64	44	39
Bank owned life insurance	143	-	73	-
Other	9	9	4	7

Total noninterest income	$697	$427	$332	$212

Six Months Ended June 30, 2007 and 2006

        Noninterest income for the six months ended June 30, 2007 was $697,000, an increase of $270,000, compared to noninterest income of $427,000 during the same period in 2006. The increase was primarily attributable to increases in residential mortgage origination income.

        Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination fees were $382,000 and $296,000 for the six months ended June 30, 2007 and 2006, respectively. The increase of $86,000 in 2007 related primarily to greater volume in the mortgage department as we expanded this line of business with additional originators. We received $61,000 of origination income on mortgage loans sold for the six months ended June 30, 2007 compared to $47,000 for the same period in 2006. We anticipate that the level of mortgage origination fees will decrease if the mortgage refinancing business declines due to conditions in the residential real estate markets, for example, as a result of higher long term interest rates. Further, changes in state law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $17,000 and 11,000 for the six months ended June 30, 2007 and 2006, respectively. The additional $6,000 of income resulted from the larger number of customer accounts. Similarly, other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $21,000 to $85,000 for the six months ended June 30, 2007 when compared to the same period in 2006.

        The additional $143,000 in noninterest income was primarily attributable to the income received from bank owned life insurance. Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $9,000 for the six months ended June 30, 2007 and 2006, respectively.

Three Months Ended June 30, 2007 and 2006

        Noninterest income for the three months ended June 30, 2007 was $332,000, an increase of $120,000 compared to noninterest income of $212,000 during the same period in 2006. The increase was primarily attributable to an increase in residential mortgage origination income.

        Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination fees were $172,000 and $138,000 for the three months ended June 30, 2007 and 2006, respectively. The increase of $34,000 in 2007 related primarily to greater volume in the mortgage department as we expanded this line of business with additional originators. We received $29,000 of origination income on mortgage loans sold for the three months ended June 30, 2007 compared to $22,000 for the same period in 2006.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $10,000 and $6,000 for the three months ended June 30, 2007 and 2006, respectively. The additional $4,000 of income resulted from the larger number of customer accounts. Similarly, other service fees, commissions, and the fee income received from customer NSF transactions increased $5,000 to $44,000 for the three months ended June 30, 2007 when compared to the same period in 2006.

        The additional $73,000 in noninterest income was primarily attributable to the income received from bank owned life insurance. Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $4,000 and $7,000 for the three months ended June 30, 2007 and 2006, respectively.

Noninterest Expense

        The following table sets forth information related to our noninterest expense.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Salaries and benefits	$3,207	$1,842	$1,698	$1,002
Occupancy	380	172	205	96
Furniture and equipment expense	175	144	93	76
Professional fees	482	228	232	132
Advertising and marketing	294	108	212	63
Insurance	176	54	126	25
Data processing and related costs	122	83	60	43
Telephone	73	30	38	15
Postage	13	12	8	5
Office supplies, stationery and printing	62	36	42	20
Other	447	322	244	196

Total noninterest expense	$5,431	$3,031	$2,958	$1,673

Six Months Ended June 30, 2007 and 2006

        We incurred noninterest expense of $5.4 million for the six months ended June 30, 2007 compared to $3.0 million for the six months ended June 30, 2006. The $1.4 million increase in salaries and employee benefits and $254,000 increase in professional fees accounted for 67.5% of the $2.4 million increase in noninterest expense for the six months ended June 30, 2007 compared to the same period in 2006. A significant portion of the increase in professional fees is related to additional legal, audit, and compliance expenses. The remaining $781,000 increase resulted primarily from increase of $208,000 in occupancy, and increases of $31,000 in furniture and equipment expense, $186,000 in marketing costs, $122,000 in insurance costs, $39,000 in data processing and related costs, and $195,000 in other expense. The increase in marketing expense relates to expanding our market awareness in the Charleston, Myrtle Beach and Hilton Head markets, while a significant portion of the increase in other expense was due to increased costs of postage, office supplies, and additional staff education and training.

        Salaries and employee benefits expense was $3.2 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively. These expenses represented 59.1% and 60.8% of our total noninterest expense for the six months ended June 30, 2007 and 2006, respectively. The $1.4 million increase in salaries and employees benefits expense in 2007 compared to 2006 resulted from increases of $1.0 million in base compensation, $278,000 in stock based compensation, and $150,000 in higher benefits costs despite a $64,000 decrease in additional incentive compensation. The $1.0 million increase in base compensation expense related to the cost of employing 33 additional employees as well as annual salary increases.

        Data processing and related costs increased $39,000, or 46.5%, for the six months ended June 30, 2007 compared to the same period in 2006. These expenses were $122,000 and $83,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, our data processing costs for our core processing system were $96,000 compared to $55,000 for the six months ended June 30, 2006. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts, the related number of transactions, and the bank’s asset size.

        We intend to convert our Bluffton loan production office into a full service banking facility in the third quarter of 2007. In June of 2007 we entered into a new lease for this planned full service banking facility, which has an initial twenty-year term and may be extended at the bank’s option for four additional five-year terms. The lease requires total initial monthly rent payments of $13,203 per month, and we anticipate that we will have additional expenses related to new employees, marketing and other operating costs associated with the new full service banking facility. We believe that that the full service banking facility will increase our ability to obtain lower cost deposits.

Three Months Ended June 30, 2007 and 2006

        We incurred noninterest expense of $3.0 million for the three months ended June 30, 2007 compared to $1.7 million for the three months ended June 30, 2006. The $696,000 increase in salaries and employee benefits and $150,000 increase in advertising and marketing accounted for 65.8% of the $1.3 million increase in noninterest expense for the three months ended June 30, 2007 compared to the same period in 2006. A significant portion of the increase in advertising and marketing fees is related to the opening of new branches. The remaining $439,000 increase resulted primarily from increase of $16,000 in furniture and equipment expense and $109,000 in occupancy costs, and increases of $100,000 in professional fees, $101,000 in insurance costs, $17,000 in data processing and related costs, and $96,000 in other expense. The reasons for the increase in marketing expense were consistent with those discussed above for the six month period.

        Salaries and employee benefits expense was $1.7 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively. These expenses represented 57.4% and 59.9% of our total noninterest expense for the three months ended June 30, 2007 and 2006, respectively. The $696,000 increase in salaries and employee benefits expense in 2007 compared to 2006 resulted from increases of $516,000 in base compensation, $108,000 in stock based compensation, and $136,000 in higher benefits costs and payroll taxes despite a $65,000 decrease in additional incentive compensation.

        Data processing and related costs increased $17,000, or 39.0%, for the three months ended June 30, 2007 compared to the same period in 2006. These expenses were $60,000 and $43,000 for the three months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2007, our data processing costs for our core processing system were $46,000 compared to $28,000 for the three months ended June 30, 2006.

Income Tax Expense

         Six Months Ended June 30, 2007 and 2006

        Income tax expense was $79,000 and $429,000 for the six months ended June 30, 2007 and 2006, respectively. Income taxes are based on effective tax rates of 38.0% and 37.0% for the six months ended June 30, 2007 and 2006, respectively.

         Three Months Ended June 30, 2007 and 2006

        We recorded an income tax benefit of $28,000 for the three months ended June 30, 2007. Income tax expense was $247,000 for the three months ended June 30, 2006. This change relates to the fact that our earnings position reflected a pre-tax net loss during the second quarter of 2007. Income taxes are based on effective tax rates of 37.0% and 39.5% for the three months ended June 30, 2007 and 2006, respectively.

Balance Sheet Review

General

        At June 30, 2007, we had total assets of $427.6 million, consisting principally of $337.1 million in net loans, $2.2 million in mortgage loans held for sale, $47.5 million in investment securities, $10.0 million in federal funds sold, $16.1 million in net premises, furniture and equipment, and $2.2 million in cash and due from banks. Our liabilities at June 30, 2007 totaled $386.0 million, consisting principally of $350.3 million in deposits, $10.0 million in securities sold under agreements to repurchase, $8.2 million in junior subordinated debentures, and $16.0 million in FHLB advances. At June 30, 2007, our shareholders’ equity was $41.6 million.

Federal Funds Sold

        At June 30, 2007, our $10.0 million in short-term investments in federal funds sold on an overnight basis comprised 2.3% of total assets, compared to $2.5 million, or 0.75% of total assets, at December 31, 2006.

Investments

        At June 30, 2007, the $46.2 million in our available for sale investment securities portfolio represented approximately 10.8% of our total assets compared to $37.5 million, or 11.1% of total assets, at December 31, 2006. We held U.S. government agency securities, government sponsored enterprises, municipals, mortgage-backed securities and variable rate preferred stocks with a fair value of $46.2 million and an amortized cost of $47.3 million for a net unrealized loss of $1.1 million. As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

        Contractual maturities and yields on our investments at June 30, 2007 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. agency/ Government-
sponsored enterprises	$1,985	5.41%	$6,958	5.97%	$16,776	5.81%	$25,719	5.82%
Mortgage-backed securities	-	-%	-	-	7,831	5.36%	7,831	5.36%
Municipals	-	-%	1,338	3.93%	10,841	3.95%	12,179	3.95%
Variable rate preferred stocks	-	-%	-	-%	437	5.27%	437	5.27%

Total	$1,985	5.41%	$8,296	5.64%	$35,885	5.14%	$46,166	5.27%

        At June 30, 2007, our investments included U.S. government agency bonds issued by the Federal Farm Credit Bank with an amortized cost of approximately $2.0 million. Government sponsored enterprises consist of securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $11.1 million, $9.0 million, and $4.2 million, respectively. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of approximately $6.8 and $1.2 million, respectively. Municipals consist of securities issued by various different municipalities with an amortized cost of $12.6 million. The variable rate preferred stocks consist of securities issued by the Federal National Mortgage Association with amortized costs of approximately $453,000.

        Other nonmarketable equity securities at June 30, 2007 consisted of Federal Home Loan Bank stock with a cost of $1,324,300, and other investments of $50,000.

        The amortized costs and the fair value of our investments at June 30, 2007 and December 31, 2006 are shown in the following table.

	June 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available for Sale:
U.S. Government agencies	$2,016	$1,923	$3,016	$2,981
Government-sponsored enterprises	24,271	23,796	24,604	24,693
Mortgage-backed securities	7,977	7,831	6,108	6,204
Municipals	12,557	12,179	3,626	3,626
Variable rate preferred stocks	453	437	-	-

Total	$47,274	$46,166	$37,354	$37,504

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the six months ended June 30, 2007 and 2006 were $312.3 million and $216.9 million, respectively. Gross loans outstanding at June 30, 2007 and December 31, 2006 were $341.4 million and $273.2 million, respectively.

        Loans secured by real estate mortgages are the principal component of our loan portfolio. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long term residential mortgages for the portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%. Due to the short time our portfolio has existed, the current mix may not be indicative of our future portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral. The following table summarizes the composition of our loan portfolio at June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
		% of		% of
	Amount	Total	Amount	Total
	(dollars in thousands)
Commercial
Commercial and industrial	$18,837	5.5%	$24,631	9.0%

Real Estate
Mortgage	166,964	48.9%	124,715	45.7%
Construction	153,652	45.0%	122,210	44.7%

Total real estate	320,616	93.9%	246,925	90.4%

Consumer
Consumer	2,295	0.7%	1,901	0.7%

Deferred origination fees, net	(348)	(0.1%)	(247)	(0.1%)

Total gross loans, net of deferred fees	341,400	100.0%	273,210	100.0%

Less - allowance for loan losses	(4,270)		(3,467)

Total loans, net	$337,130		$269,743

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2007.

		After one
		but
	One year	within	After five
	or less	five years	years	Total
	(in thousands)
Commercial	$8,854	$9,347	$636	$18,837
Real estate	129,845	153,439	37,332	320,616
Consumer	878	1,259	158	2,295
Deferred origination fees, net	(66)	(260)	(22)	(348)

Total gross loans, net of
deferred fees	$139,511	$163,785	$38,104	$341,400

Loans maturing after one year with:
Fixed interest rates				$106,851
Floating interest rates				95,320

Total				$202,171

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

        The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2007 and 2006.

	June 30,
	2007	2006
	(dollars in thousands)
Balance, beginning of year	$3,467	$2,245
Net loan losses	(222)	-
Provision for loan losses	1,025	828

Balance, end of period	$4,270	$3,073

Total loans outstanding at end of period	$341,400	$245,780

Allowance for loan losses to gross loans	1.25%	1.25%
Net charge-offs to average loans	0.07%	0.00%

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system that we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

        As of June 30, 2007, we did not have any nonperforming assets. At June 30, 2007 and December 31, 2006, the allowance for loan losses was $4.3 million and $3.5 million, respectively, or 1.25% and 1.27%, respectively, of outstanding loans.

        At June 30, 2007, the bank had three loans totaling $501,094, or 0.15% of gross loans, in nonaccrual status. At December 31, 2006, we had two loans in nonaccrual totaling approximately $2.0 million. They were placed in nonaccrual as a result of the death of the borrower. The situation was satisfactorily resolved during the first quarter of this year without loss to the bank. In an unrelated matter, we wrote off one loan totaling $115,760 during the first quarter and a partial charge off totaling $106,346 during the second quarter.

        Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. As of June 30, 2007, we had ten loans with a current principal balance of $6.2 million on the watch list.

Deposits

        Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds. Accordingly, it has become more difficult to attract local deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain deposits with more favorable terms than are readily available in our local market. We anticipate that the ratio of out-of-market deposits will improve since we have opened additional retail deposit offices. The amount of out-of-market deposits was $210.0 million, or 60.0% of total deposits, at June 30, 2007, and $110.7 million, or 42.7% of total deposits, at December 31, 2006.

        We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 97.5% and 98.2% at June 30, 2007 and 2006, respectively.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2007 and the year ended December 31, 2006.

Average Balance Rate
	June 30, 2007		December 31, 2006
	Average		Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$10,079	0.00%	$9,693	0.00%
Interest bearing demand deposits	5,617	3.94%	3,697	3.11%
Savings and money market accounts money	165,117	4.98%	133,311	4.67%
Time deposits less than $100,000	126,405	5.04%	73,897	4.89%
Time deposits greater than $100,000	6,310	5.94%	10,531	4.62%

Total deposits	$313,528	4.84%	$231,129	4.52%

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Three months or less	$620	$2,812
Over three through six months	1,097	3,084
Over six though twelve months	2,125	1,207
Over twelve months	941	711

Total	$4,783	$7,814

        The decrease in time deposits of $100,000 or more for the six months ended June 30, 2007 compared to year end 2006 resulted from our funding the growth of the bank with a variety of deposits products and the utilization of deposits that were obtained inside and outside of our primary market.

Borrowings and Other Interest-Bearing Liabilities

        The following table outlines our various sources of borrowed funds during the six months ended June 30, 2007 and the year ended December 31, 2006, the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average
	Ending	End	End	for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the six months
ended June 30, 2007:
Securities sold under agreement to repurchase	$10,000	5.55%	$10,000	$10,000	5.44%
Junior subordinated debentures	8,248	6.74%	8,248	8,248	6.87%
Advances from FHLB	16,000	5.27%	16,000	18,022	5.35%
Federal funds purchased	-	-%	10,870	918	5.61%
At or for the year
ended December 31, 2006:
Note payable	$-	-%	$1,593	$825	6.88%
Securities sold under agreement to repurchase	10,000	5.57%	10,000	7,804	5.44%
Junior subordinated debentures	8,248	6.75%	8,248	7,073	6.65%
Advances from FHLB	16,000	5.27%	16,000	7,847	5.38%
Other borrowings	-	-%	29	9	3.75%
Federal funds purchased	-	-%	6,346	540	5.14%

Capital Resources

        Total shareholders’ equity was $41.6 million at June 30, 2007 and $41.8 million at December 31, 2006. The increase is attributable to net income of $128,000 for the six months ended June 30, 2007, proceeds from the exercise of stock options of $38,000, an increase in paid in capital relating to accounting for the expense of stock option grants of $346,000, less a reduction of $780,000 in the fair value of available for sale securities.

        The following table shows the annualized return on average assets (net income divided by average total assets), annualized return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six and three months ended June 30, 2007 and 2006. Since our inception, we have not paid any cash dividends.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Return on average assets	0.07%	0.60%	(0.05)%	0.57%
Return on average equity	0.62%	6.32%	(0.45)%	6.45%
Average equity to average assets ratio	10.64%	9.51%	9.93%	8.85%

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

        The following table sets forth the company’s various capital ratios at June 30, 2007 and December 31, 2006. For all periods, the company was considered “well capitalized.”

Tidelands Bancshares, Inc.	June 30,	December 31,
	2007	2006
Leverage ratio	11.56%	14.03%
Tier 1 risk-based capital ratio	13.46%	16.86%
Total risk-based capital ratio	14.64%	18.06%

        The following table sets forth the bank’s various capital ratios at June 30, 2007 and December 31, 2006. For all periods, the bank was considered “well capitalized.”

Tidelands Bank	June 30,	December 31,
	2007	2006
Leverage ratio	11.36%	14.02%
Tier 1 risk-based capital ratio	13.23%	16.52%
Total risk-based capital ratio	14.41%	17.72%

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2007, unfunded commitments to extend credit were $65.2 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At June 30, 2007, there were commitments totaling $1,300,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        Approximately 59.8% of our loans were variable rate loans at June 30, 2007, and we were liability sensitive at June 30, 2007. At June 30, 2007, 87.0% of our interest-bearing liabilities are expected to reprice within one year. We expect to be liability sensitive over the next 12 months because although substantially all of our loans reprice within three months, similarly a majority of our deposits will reprice over the 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on out-of-market deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At June 30, 2007 and December 31, 2006, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $12.2 million and $5.4 million, or 2.9% and 1.6% of total assets, respectively. Our available for sale securities at June 30, 2007 and 2006 amounted to $46.2 million and $37.5 million, or 10.8% and 11.1% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $15.2 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and by raising additional capital. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. During most of 2006 and 2007, as a result of historically low rates that were being earned on short-term liquidity investments, we chose to maintain a lower than normal level of short-term liquidity securities. In addition, we maintain four federal funds purchased lines of credit with correspondent banks totaling $26.0 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.

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

        The following table sets forth information regarding our rate sensitivity, as of June 30, 2007, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three	After one	After
	three	but within	but within	five
	months	twelve months	five years	years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$10,029	$-	$-	$-	$10,029
Investment securities	8,255	7,458	22,806	9,021	47,540
Loans	212,428	23,222	91,597	14,153	341,400

Total interest-earning assets.	$230,712	$30,680	$114,403	$23,174	$398,969

Interest-bearing liabilities:
Money market and NOW	$199,882	$-	$-	$-	$199,882
Regular savings	163	-	-	-	163
Time deposits	48,784	42,809	48,669	110	140,372
Junior subordinated debentures	8,248	-	-	-	8,248
Other borrowings	26,000	-	-	-	26,000

Total interest-bearing liabilities	$283,077	$42,809	$48,669	$110	$374,665

Period gap	$(52,365)	$(12,129)	$65,734	$23,064	$24,304

Cumulative gap	$(52,365)	$(64,494)	$1,240	$24,304	$24,304

Ratio of cumulative gap to
total earning assets	(13.13%)	(16.17%)	0.31%	6.09%	6.09%

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

                There were two matters submitted to a vote of security holders during the three months ended June 30, 2007 at our annual meeting of shareholders held on May 21, 2007.

Proposal #1 – Election of Class I Directors

                Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Alan D. Clemmons, Robert E. “Chip” Coffee, Jr., Barry I. Kalinsky and Larry W. Tarleton. The current Class II directors are Michael W. Burrell, Paul J. Kerwin and Tanya D. Robinson. The current Class III directors are John N. Cagle, III, Richard L. Granger, Morris Kalinsky and John T. Parker, Jr. The Class I directors were up for reelection at this year’s annual meeting held May 21, 2007. Each of the existing Class I directors were re-elected at the annual meeting of shareholders for a three-year term expiring at the 2010 annual meeting of shareholders. For Mr. Alan D. Clemmons, 3,304,297 votes were cast in favor of his reelection as director with 38,199 abstained. For Mr. Robert E. “Chip” Coffee, Jr., 3,283,172 votes were cast in favor of his reelection as director with 59,324 abstained. For Mr. Barry I. Kalinsky, 3,803,797 votes were cast in favor of his reelection as director with 38,699 abstained. For Mr. Larry W. Tarleton, 3,304,047 votes were cast in favor of his reelection as director with 38,449 abstained. The terms of the Class II directors will expire at the 2008 annual shareholders meeting, and the terms of the Class III directors will expire at the 2009 annual shareholders meeting.

Proposal #2 – Designation of Stock Options

The shareholders also voted on the proposal to designate 243,206 options previously authorized for issuance under the 2004 Stock Incentive Plan as incentive stock options. As of April 6, 2007, 329,176 options were available for issuance under the plan, of which 83,124 were available for issuance as incentive stock options. For proposal #2 there were 1,992,409 votes in favor, 203,535 against, 15,086 abstained and 1,131,466 for broker non-vote.

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

Date: August 13, 2007	By: /s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2007	By: /s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                                  Description

31.1           Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2           Rule 13a-14(a) Certification of the Principal Financial Officer.

32              Section 1350 Certifications.