Form 10QSB
period 2007-09-30
TIDELANDS BANCSHARES INC
filed 2007-11-13
CIK 1178409

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                                                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

☐                                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                                                           THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _________to_________

     Commission File No. 001-33065

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
     ________________________________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.          YES   ☒    NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes   ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:           4,277,176 shares of common stock, $.01 par value per share, on October 31, 2007

Transitional Small Business Disclosure Format (check one):         Yes  ☐    No ☒

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - September 30, 2007 and December 31, 2006	3

	Consolidated Statements of Operations –
	Nine and Three months ended September 30, 2007 and 2006	4

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income-
	Nine months ended September 30, 2007 and 20065	5

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006	6

	Notes to Consolidated Financial Statements	7-18

Item 2.	Management's Discussion and Analysis or Plan of Operation	19-40

Item 3.	Controls and Procedures	41

PART II - OTHER INFORMATION

Item 6.	Exhibits	41

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1.   Financial Statements

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,231,612	$2,899,995
Federal funds sold	8,051,000	2,514,000

Total cash and cash equivalents	13,282,612	5,413,995

Securities available for sale	70,159,943	37,503,989
Nonmarketable equity securities	2,054,300	1,182,100

Total securities	72,214,243	38,686,089

Mortgage loans held for sale	888,721	2,557,434

Loans receivable	361,679,237	273,210,128
Less allowance for loan losses	4,269,894	3,467,000

Loans, net	357,409,343	269,743,128

Premises, furniture and equipment, net	17,325,433	8,784,902
Accrued interest receivable	2,509,998	1,920,279
Bank owned life insurance	7,775,779	7,559,124
Other assets	2,343,254	1,907,133

Total assets	$473,749,383	$336,572,084

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$13,484,914	$9,461,150
Interest-bearing transaction accounts	8,957,038	5,956,213
Savings and money market	220,237,672	138,834,651
Time deposits $100,000 and over	10,620,748	7,814,307
Other time deposits	117,969,131	97,066,376

Total deposits	371,269,503	259,132,697

Securities sold under agreements to repurchase	20,000,000	10,000,000
Junior subordinated debentures	8,248,000	8,248,000
Advances from Federal Home Loan Bank	30,000,000	16,000,000
Accrued interest payable	1,172,167	971,432
Other liabilities	791,723	399,501

Total liabilities	431,481,393	294,751,630

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued.	-	-
Common stock, $.01 par value, 10,000,000 shares authorized;
4,276,776 and 4,272,385 shares issued and outstanding
at September 30, 2007 and December 31, 2006,
respectively	42,768	42,724
Capital surplus	42,610,999	42,045,551
Retained deficit	(189,174)	(364,140)
Accumulated other comprehensive income (loss)	(196,603)	96,319

Total shareholders’ equity	42,267,990	41,820,454

Total liabilities and shareholders' equity	$473,749,383	$336,572,084

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$20,337,589	$14,354,568	$7,354,042	$5,547,789
Securities available for sale, taxable	1,525,428	805,295	557,386	409,487
Securities available for sale, non-taxable	300,873	-	141,781	-
Federal funds sold	614,359	169,748	182,233	76,158
Interest-bearing balances	12,202	2,322	8,056	1,986

Total interest income	22,790,451	15,331,933	8,243,498	6,035,420

Interest expense:
Time deposits $100,000 and over	267,089	360,591	81,364	129,865
Other deposits	11,780,286	6,891,334	4,436,821	2,845,718
Other borrowings	1,612,245	901,087	557,790	472,811

Total interest expense	13,659,620	8,153,012	5,075,975	3,448,394

Net interest income	9,130,831	7,178,921	3,167,523	2,587,026

Provision for loan losses	1,025,000	1,116,000	-	288,000

Net interest income after
provision for loan losses	8,105,831	6,062,921	3,167,523	2,299,026

Noninterest income:
Service charges on deposit accounts	26,882	16,753	9,806	5,875
Residential mortgage origination income	664,768	531,502	221,784	188,400
Gain on sale of securities available for sale	5,558	-	2,694	-
Other service fees and commissions	138,860	100,448	53,846	36,627
Bank owned life insurance	216,655	-	73,195	-
Other	14,062	13,918	5,430	4,767

Total noninterest income	1,066,785	662,621	366,755	235,669

Noninterest expense:
Salaries and employee benefits	5,165,029	3,052,543	1,957,567	1,210,173
Net occupancy	715,605	333,076	335,267	160,726
Furniture and equipment	330,417	224,033	155,733	79,762
Other operating	2,679,599	1,345,336	1,010,843	472,916

Total noninterest expense	8,890,650	4,954,988	3,459,410	1,923,577

Income before income taxes	281,966	1,770,554	74,868	611,118

Income tax expense	107,000	655,000	28,000	226,000

Net income	$174,966	$1,115,554	$46,868	$385,118

Earnings per common share
Basic earnings per share	$0.04	$0.37	$0.01	$0.13

Diluted earnings per share	$0.04	$0.36	$0.01	$0.12

Weighted average common shares outstanding
Basic	4,275,215	3,053,032	4,276,686	3,066,626

Diluted	4,275,215	3,111,196	4,276,686	3,135,202

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the nine months ended September 30, 2007 and 2006

(Unaudited)

					Accumulated
					other
					compre-
	Common Stock		Capital	Retained	hensive
	Shares	Amount	surplus	deficit	income (loss)	Total

Balance, December 31, 2005	3,044,054	$30,441	$25,098,578	$(1,852,946)	$(181,415)	$23,094,658

Proceeds from exercise of stock
options	23,954	239	216,982			217,221

Stock based compensation expense			106,585			106,585

Net income				1,115,554		1,115,554

Other comprehensive income, net
of taxes of $31,092					60,355	60,355

Comprehensive income						1,175,909

Balance, September 30, 2006	3,068,008	$30,680	$25,422,145	$(737,392)	$(121,060)	$24,594,373

Balance, December 31, 2006	4,272,385	$42,724	$42,045,551	$(364,140)	$96,319	$41,820,454

Proceeds from exercise of stock
options	4,391	44	39,205			39,249

Stock based compensation expense			526,243			526,243

Net income				174,966		174,966

Other comprehensive loss, net of
taxes of $191,923					(292,922)	(292,922)

Comprehensive loss						(117,956)

Balance, September 30, 2007	4,276,776	$42,768	$42,610,999	$(189,174)	$(196,603)	$42,267,990

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$174,966	$1,115,554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,025,000	1,116,000
Depreciation and amortization expense	381,406	214,931
Discount accretion and premium amortization	(34,851)	(24,235)
Stock based compensation expense	526,243	106,585
Increase in deferred income tax benefit	(4,228)	(414,213)
Proceeds from sale of residential mortgages held-for-sale	46,068,159	31,948,205
Disbursements for residential mortgages held-for-sale	(44,399,446)	(31,688,625)
Increase in accrued interest receivable	(589,719)	(822,113)
Increase in accrued interest payable	200,735	606,383
Increase in cash surrender value of life insurance	(216,655)	-
Gain from sale of securities available for sale	(5,558)	-
Decrease in other assets	(239,970)	(414,915)
Increase in other liabilities	392,222	686,491

Net cash provided by operating activities	3,278,304	2,430,048

Cash flows from investing activities:
Purchases of securities available-for-sale	(44,343,856)	(23,415,707)
Sales of securities available-for-sale	9,547,975	-
Calls and maturities of securities available-for-sale	823,292	1,469,726
Net increase in loans receivable	(88,691,214)	(89,082,954)
Purchase of premises, furniture and equipment, net	(8,921,938)	(1,727,093)

Net cash used by investing activities	(131,585,741)	(112,756,028)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing
transaction accounts and savings accounts	88,427,610	24,166,044
Net increase in certificates of deposit and
other time deposits	23,709,195	56,880,007
Decrease in notes payable	-	(1,541,311)
Proceeds from junior subordinated debentures	-	8,248,000
Increase in securities sold under a repurchase agreement	10,000,000	-
Increase in FHLB advances	14,000,000	16,000,000
Increase in other borrowings	--	3,470,161
Proceeds from exercise of stock options	39,249	217,221

Net cash provided by financing activities	136,176,054	107,440,122

Net increase (decrease) in cash and cash equivalents	7,868,617	(2,885,858)

Cash and cash equivalents, beginning of period	5,413,995	8,228,057

Cash and cash equivalents, end of period	$13,282,612	$5,342,199

Cash paid during the period for:
Income taxes	$150,107	$996,614

Interest	$13,458,885	$7,546,629

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2007 and for the interim periods ended September 30, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2006 Annual Report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”). The Company operated as a development stage company from January 31, 2002 to October 5, 2003. The Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry, and Beaufort Counties in South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. On February 22, 2006, the Company formed Tidelands Statutory Trust for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.

Management’s Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold, and amounts due from banks.

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

The Company’s investment portfolio consists of obligations of the United States and its agencies or its corporations, along with securities issued by state and political subdivisions. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

Securities Available-for-Sale - Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in shareholders' equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $100,000 of stock in community bank holding companies. The Federal Home Loan Bank stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At September 30, 2007 and December 31, 2006, the Company’s investment in Federal Home Loan Bank stock was $1,954,300 and $1,132,100, respectively. Dividends received on this stock are included as interest income on securities available for sale.

Loans Receivable - Loans are stated at their unpaid principal balance. Interest income on loans is computed based upon the unpaid principal balance. Interest income is recorded in the period earned.

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

Under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for the Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are subject to this criteria except for “smaller balance homogeneous loans that are collectively evaluated for impairment” and loans “measured at fair value or at the lower of cost or fair value.” The Company considers its consumer installment portfolio, and home equity lines as such exceptions. Therefore, the real estate and commercial loan portfolios are primarily affected by these statements.

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged against the allowance for loan losses. The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due. There were no impaired loans as of September 30, 2007 or December 31, 2006.

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible in the future. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Residential Mortgage Loan Held-for-Sale - The Company's residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value. Application and origination fees collected by the Company are recognized as income upon sale to the investor.

The Company issues rate lock commitments to borrowers based on prices quoted by secondary market investors. When rates are locked with borrowers, a sales commitment is immediately entered into (on a best efforts basis) at a specified price with a secondary market investor. Accordingly, any potential liabilities associated with rate lock commitments are offset by sales commitments to investors.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of 5 to 10 years and buildings of 40 years. Leasehold improvements are amortized over the life of the leases, which generally range from 1 to 10 years for equipment and 40 years for leased building facilities. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Securities Sold Under Agreements to Repurchase - The Bank enters into sales of securities under agreements to repurchase. Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carry forward.

Earnings Per Share - Basic earnings per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Comprehensive Income - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The change in the components of other comprehensive income and related tax effects are as follows:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Change in unrealized gains (losses) on
securities available-for-sale	$(490,403)	$91,447	$770,461	$336,388
Reclassification adjustment for gains
realized in net income	5,558	-	2,694	-

Net change in unrealized gains (losses) on
securities	(484,845)	91,447	773,155	336,388
Tax effect	191,923	(31,092)	(286,256)	(114,372)

Net-of-tax amount	$(292,922)	$60,355	$486,899	$222,016

Statements of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Changes in the valuation account of securities available-for-sale, including the deferred tax effects, are considered noncash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the consolidated financial statements.

  Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

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

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

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

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Reclassifications - Certain captions and amounts in the 2006 financial statements were reclassified to conform to the 2007 presentation.

NOTE 3 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve. At September 30, 2007 and December 31, 2006, the reserve requirement was met by the cash balance in the vault.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2007
U.S. agency securities	$14,034,860	$-	$52,512	$13,982,348
Government-sponsored enterprises	31,277,121	42,667	213,838	31,105,950
Mortgage-backed securities	8,532,673	27,441	45,310	8,514,804
Municipals	16,197,354	40,395	108,908	16,128,841
Variable rate preferred stocks	453,000	-	25,000	428,000

Total	$70,495,008	$110,503	$445,568	$70,159,943

December 31, 2006
U.S. agency securities	$3,015,444	$-	$34,507	$2,980,937
Government-sponsored enterprises	24,604,091	154,537	64,987	24,693,641
Mortgage-backed securities	6,108,308	95,312	-	6,203,620
Municipals	3,626,366	33	608	3,625,791

Total	$37,354,209	$249,882	$100,102	$37,503,989

The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Maturity schedule:

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. agency/ Government-
sponsored enterprises	$1,001	5.31%	$15,010	5.62%	$29,077	5.88%	$45,088	5.78%
Mortgage-backed
securities	-	-%	-	-%	8,515	5.88%	8,515	5.88%
Municipals	148	4.15%	1,366	3.93%	14,615	3.98%	16,129	3.98%
Variable rate preferred
stocks	-	-%	-	-%	428	5.28%	428	5.28%

Total	$1,149	5.16%	$16,376	5.48%	$52,635	5.35%	$70,160	5.38%

At September 30, 2007 and December 31, 2006, investment securities with a book value of $24,440,106 and $10,979,693 and a market value of $24,359,642 and $11,017,268, respectively, were pledged as collateral for the securities sold under agreements to repurchase and the unused lines of credit to purchase federal funds sold. Gross proceeds from the sale of investment securities totaled $8,277,974 and $11,428,559 for the periods ended September 30, 2007 and December 31, 2006 resulting in a realized gain of $5,558 and a loss of $136,628, respectively.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31, 2006.

Securities available-for-sale:

	Less than
	Twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
September 30, 2007
U.S. government agencies	$1,962,348	$52,512	$-	$-	$1,962,348	$52,512
Government-sponsored enterprises	12,435,535	213,838	-	-	12,435,535	213,838
Mortgage-backed securities	4,605,077	45,310	-	-	4,605,077	45,310
Municipals	11,526,409	108,908	-	-	11,526,409	108,908
Variable rate preferred stocks	428,000	25,000	-	-	428,000	25,000

	$30,957,369	$445,568	$-	$-	$30,957,369	$445,568

December 31, 2006
U.S. government agencies	$2,980,937	$34,507	$-	$-	$2,980,937	$34,507
Government-sponsored enterprises	8,162,453	52,619	1,484,531	12,368	9,646,984	64,987
Mortgage-backed securities	-	-	-	-	-	-
Municipals	788,839	608	-	-	788,839	608

	$11,932,229	$87,734	$1,484,531	$12,368	$13,416,760	$100,102

Securities classified as available-for-sale are recorded at fair market value. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

NOTE 5 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended September 30, 2007 and December 31, 2006:

	2007	2006
Real estate - construction	$156,123,673	$122,209,433
Real estate - mortgage	180,328,388	124,715,362
Commercial and industrial	22,196,173	24,630,818
Consumer and other	3,363,468	1,901,375
Deferred origination fees, net	(332,465)	(246,860)

Total loans receivable, gross	361,679,237	273,210,128
Less allowance for loan loss	4,269,894	3,467,000

Total loans receivable, net	$357,409,343	$269,743,128

The composition of gross loans by rate type is as follows for the periods ended September 30, 2007 and December 31, 2006:

	2007	2006
Variable rate loans	$201,026,793	$183,302,131
Fixed rate loans	160,652,444	89,907,997

Total gross loans	$361,679,237	$273,210,128

Transactions in the allowance for loan losses are summarized below for the periods ended September 30, 2007 and 2006:

	2007	2006
Balance, beginning of year	$3,467,000	$2,245,000
Provision charged to operations	1,025,000	1,116,000
Net loan charge offs	(222,106)	-

Balance, end of period	$4,269,894	$3,361,000

Gross loans outstanding, end of period	$361,679,237	$268,743,122

The allowance for loan losses, as a percent of gross loans outstanding, was 1.18% and 1.25% for the periods ended September 30, 2007 and 2006, respectively. At September 30, 2007, the Bank had three loans totaling $501,094, or 0.14% of gross loans, in nonaccrual status. At December 31, 2006, the Bank had two loans totaling approximately $2.0 million, or 0.72% of gross loans, in nonaccrual status. They were placed in nonaccrual as a result of the death of the borrower. The situation was satisfactorily resolved during the first quarter of this year without loss to the Bank. In an unrelated matter, we wrote off one loan totaling $115,760 during the first quarter of 2007 and a partial charge off totaling $106,346 during the second quarter of 2007. Furthermore, there were no loans contractually past due ninety days or more and still accruing interest at September 30, 2007 or December 31, 2006.

NOTE 6 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended September 30, 2007 and December 31, 2006:

	2007	2006

Land and land improvements	$3,892,041	$2,918,130
Building and leasehold improvements	10,674,104	1,838,294
Furniture and equipment	3,098,548	1,049,777
Software	425,791	254,423
Construction in progress	243,248	3,366,033

Total	18,333,732	9,426,657
Less, accumulated depreciation	1,008,299	641,755

Premises, furniture and equipment, net	$17,325,433	$8,784,902

Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to $381,406 and $214,931, respectively. At September 30, 2007, construction in progress relates to the construction of the future branch locations in Murrells Inlet and Bluffton. The increase in building and leasehold improvements is related to the completion of the

Summerville, Myrtle Beach, Park West and West Ashley branches, which were in construction in progress at December 31, 2006.

NOTE 7 - DEPOSITS

At September 30, 2007, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Within one year	$76,122,465
After one through two years	24,520,445
Greater than two years	27,946,969

Total	$128,589,879

NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are summarized as follows for the periods ended September 30, 2007 and December 31, 2006:

	2007	2006
Amount outstanding at period end	$20,000,000	$10,000,000
Average amount outstanding during the period	10,366,300	7,804,110
Maximum outstanding at any month-end	20,000,000	10,000,000
Weighted average rate at period-end	4.79%	5.57%
Weighted average rate during the period	5.38%	5.44%

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets. The dollar amounts of securities underlying the agreements are book entry securities. The agreements are collateralized by certain investment securities as described in the investment securities footnote.

NOTE 9 - JUNIOR SUBORDINATED DEBENTURES

On February 22, 2006, Tidelands Statutory Trust (the “Trust"), a non-consolidated subsidiary of the Company, issued and sold floating rate capital securities of the trust (the "Capital Securities"), generating proceeds of $8.0 million. The Trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

The Capital Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 138 basis points, which was 6.74% at September 30, 2007. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30 , 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

Note 10 - Advances from Federal home loan bank

Other borrowings are comprised of three advances from the Federal Home Loan Bank. The advances are collateralized by pledged FHLB stock and certain investment securities.

FHLB advances are summarized as follows for the periods ended September 30, 2007 and December 31, 2006:

	2007	2006
Amount outstanding at period end	$30,000,000	$16,000,000
Average amount outstanding during the period	18,879,121	7,846,575
Maximum outstanding at any month-end	30,000,000	16,000,000
Weighted average rate at period-end	4.34%	5.27%
Weighted average rate during the period	5.25%	5.38%

NOTE 11 - OTHER OPERATING EXPENSES

Other operating expenses for the nine and three months ended September 30, 2007 and 2006 are summarized below:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Professional fees	$797,147	$414,214	$315,638	$186,435
Telephone expenses	119,633	44,541	46,285	14,302
Office supplies, stationery, and printing	126,783	49,237	64,848	13,137
Insurance	260,449	81,030	84,439	26,742
Postage	20,943	17,048	7,788	5,533
Data processing	198,012	132,092	75,949	48,746
Advertising and marketing	483,013	153,301	189,529	45,631
Other	673,619	453,873	226,367	132,390

Total	$2,679,599	$1,345,336	$1,010,843	$472,916

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 13 - EARNINGS PER SHARE

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

Basic and diluted earnings per share are computed below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings per share computation:
Net income available to common shareholders	$174,966	$1,115,554	$46,868	$385,118

Average common shares outstanding - basic	4,272,215	3,053,032	4,276,686	3,066,626

Basic earnings per share	$0.04	$0.37	$0.01	$0.13

Diluted earnings per share computation:
Net income available to common shareholders	$174,966	$1,115,554	$46,868	$385,118

Average common shares outstanding - basic	4,272,215	3,053,032	4,276,686	3,066,626
Incremental shares from assumed conversions:
Stock options	-	58,164	-	68,576

Average common shares outstanding - diluted	4,272,215	3,111,196	4,276,686	3,135,202

Diluted earnings per share	$0.04	$0.36	$0.01	$0.12

NOTE 14 - REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct adverse material effect on the Company’s or Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements for capital adequacy purposes are 4% for Tier 1 and 8% for total risk-based capital.

The Company and Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of September 30, 2007 and December 31, 2006, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at September 30, 2007 and December 31, 2006.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2007
Total capital (to risk-weighted assets)	$53,366,000	13.78%	$30,974,480	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	49,096,000	12.68%	15,487,240	4.00%	N/A	N/A
Tier 1 capital (to average assets)	49,096,000	10.93%	17,963,600	4.00%	N/A	N/A

December 31, 2006
Total capital (to risk-weighted assets)	$52,034,000	18.06%	$23,047,760	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	48,567,000	16.86%	11,523,880	4.00%	N/A	N/A
Tier 1 capital (to average assets)	48,567,000	14.03%	13,850,640	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2007 and December 31, 2006.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2007
Total capital (to risk-weighted assets)	$52,631,000	13.61%	$30,946,080	8.00%	$38,682,600	10.00%
Tier 1 capital (to risk-weighted assets)	48,362,000	12.50%	15,473,040	4.00%	23,209,560	6.00%
Tier 1 capital (to average assets)	48,362,000	10.78%	17,949,440	4.00%	22,436,800	5.00%

December 31, 2006
Total capital (to risk-weighted assets)	$50,907,000	17.72%	$22,977,520	8.00%	$28,721,900	10.00%
Tier 1 capital (to risk-weighted assets)	47,440,000	16.52%	11,488,760	4.00%	17,233,140	6.00%
Tier 1 capital (to average assets)	47,440,000	14.02%	13,530,600	4.00%	16,913,250	5.00%

NOTE 15 - UNUSED LINES OF CREDIT

As of September 30, 2007, the Company had four unused lines of credit to purchase federal funds from unrelated banks totaling $26.0 million. These lines of credit are available on a one to fourteen day basis for general corporate purposes. In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $8.3 million at September 30, 2007.

NOTE 16 - SHAREHOLDERS’ EQUITY

Public Stock Offering - On October 10, 2006, the Company closed a public offering in which 1,200,000 shares of the Company’s common stock were issued at a purchase price of $15.00 per share. Net proceeds after deducting underwriter discounts and expenses were $16.4 million. Proceeds from the offering are being used to support the growth of the Company.

Restrictions on Dividends - South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders. All of the Bank’s dividends to Tidelands Bancshares, Inc. are payable only from the undivided profits of the Bank. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2007.

Amount
Commitments to extend credit	$60,440,295
Standby letters of credit	1,407,360

Total	$61,847,655

NOTE 18 - STOCK COMPENSATION PLANS

On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company. The plan was amended during 2005 to provide for the designation of an additional 348,997 shares as incentive stock options. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant. The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors. The expiration date of any option may not be greater than ten years from the date of grant. Options that expire, unexercised or are canceled become available for reissuance. Options have been adjusted for the five for four stock split in 2004.

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	19.5 - 22.5%	13.7 - 19.5%	19.5 - 22.5%	13.7 - 19.5%

Risk-free interest rate	4.73%	4.79%	4.73%	4.79%
Expected life in years	3.0 - 8.0	3.0 - 8.0	3.0 - 8.0	3.0 - 8.0

The weighted-average fair value of options, calculated using the binomial option valuation model, granted during 2006 is $4.11 and $3.66 for options granted in 2007.

A summary of the status of the Company’s stock option plan for the nine and three months ended September 30, 2007 is presented below:

	Nine Months Ended		Three Months Ended
	September 30, 2007		September 30, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	456,664	$12.17	492,437	$12.32
Granted	53,045	13.68	11,106	13.29
Exercised	(4,391)	8.94	(125)	8.80
Cancelled	(16,713)	14.77	(14,813)	14.61

Outstanding at September 30, 2007	488,605	$12.27	488,605	$12.27

Options exercisable at September 30, 2007	196,486		196,486

Shares available for grant	292,267		292,267

The following table summarizes information about the stock options outstanding under the Company’s plans at September 30, 2007:

	Options Outstanding			Options Exercisable
	Weighted	Weighted	Weighted	Weighted	Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 9/30/07	Contractual Life	Price	at 9/30/07	Price
$8.80 to $9.00	162,871	6.81 years	$8.80	137,422	$8.80
$9.01 to $10.00	39,280	8.06 years	$9.89	20,660	$9.93
$10.01 to $15.00	281,039	9.23 years	$14.53	34,589	$14.17
$15.01 to $17.65	5,415	8.81 years	$16.96	3,815	$17.28

	488,605	8.32 years	$12.27	196,486	$10.03

NOTE 19 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of an Employee Stock Ownership Plan (“ESOP”) for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds generated from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.

Item 2. Management’s Discussion and Analysis or Plan of Operation

     The following is a discussion of our financial condition as of September 30, 2007 compared to December 31, 2006 and the results of operations for the nine and three months ended September 30, 2007 compared to the nine and three months ended September 30, 2006. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2006 Annual Report on Form 10-KSB.

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

Overview

Our bank subsidiary, Tidelands Bank, commenced operations in October 2003 through our main office located in Mount Pleasant, South Carolina. We have converted several of our loan production offices into temporary full service banking facilities, starting with one in the second quarter of 2005 in Summerville, South Carolina and a second in the fourth quarter of 2005 in Myrtle Beach, South Carolina. On April 23, 2007, we opened the permanent full service banking facility in our Summerville location. We opened the permanent facility for our full service branch in Myrtle Beach on June 7, 2007. In addition, we opened a new full service branch office in the Park West area of Mount Pleasant on May 14, 2007 and converted the loan production office in the West Ashley area of Charleston to a full service branch on July 2, 2007. We also opened a loan production office in Bluffton, the Hilton Head area of South Carolina, in October 2006. The Bluffton loan production office was converted into a temporary full service banking facility in September 2007 and we plan to operate out of this temporary facility until construction on the permanent facility is complete. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates. We have grown rapidly since our inception, with a focus on growing our loan portfolio.

The following discussion describes our results of operations for the nine and three months ended September 30, 2007 as compared to the nine and three months ended September 30, 2006 and also analyzes our financial condition as of

September 30, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

     We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

     We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our consolidated financial statements as of September 30, 2007.

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

Results of Operations

Income Statement Review

Summary

Nine months ended September 30, 2007 and 2006

Our net income was $175,000 and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively. Net income before income tax expense was $282,000 for the nine months ended September 30, 2007 compared to $1.8 million for the nine months ended September 30, 2006. The $1.5 million decrease in net income before income tax effect resulted from increases of $2.0 million in net interest income before provision for loan losses and $404,000 in noninterest income offset by a $3.9 million increase in noninterest expense. During the third quarter, earnings were impacted by an increase in occupancy expense related to the opening of our new branch facilities, the addition of new employees, insurance fees and assessments related to deposit growth and ongoing compliance with Sarbanes-Oxley.  We recorded provisions for loan losses of $1.0 and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively.

Three months ended September 30, 2007 and 2006

     Our net income was $47,000 and $385,000 for the three months ended September 30, 2007 and 2006, respectively. Net income before income tax expense was $75,000 for the three months ended September 30, 2007 compared to a net income before income tax expense of $611,000 for the three months ended September 30, 2006. The $536,000 decrease in net income before income tax effect resulted from increases of $580,000 in net interest income before provision for loan losses and $131,000 in noninterest income offset by a $1.5 million increase in noninterest expense. We did not record any provisions for loan losses during the three months ended September 30, 2007. However, we recorded provisions for loan losses of $288,000 for the three months ended September 30, 2006.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio is the primary driver of the increase in net interest income. During the nine months ended September 30, 2007, our loan portfolio increased $88.5 million from the year end balance. We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings. This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. At September 30, 2007, loans represented 76.3% of total assets, while securities and federal funds sold represented 16.9% of total assets. While we plan to continue our focus on increasing the loan portfolio, as rates on investment securities begin to rise and additional capital and deposits are obtained, we also anticipate increasing the size of the investment portfolio.

The current low interest rate environment by historical measures has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. Historically, this funding strategy allowed us to continue to operate in fewer locations, maintain a smaller staff, and not incur significant marketing costs to advertise deposit rates, which in turn allowed us to focus on growing our loan portfolio. We have begun to focus on the generation of local deposits including the opening of four new retail branches in 2007 and the additional associated marketing expenses. At September 30, 2007, retail deposits represented $115.9 million, or 27.0% of total funding. Total funding includes deposits plus securities sold under agreements to repurchase plus other borrowings. Commercial deposits represented $32.6 million, or 7.6% of total funding, borrowings represented $58.2 million, or 13.5% of total funding, and wholesale out-of-market deposits represented $222.8 million, or 51.9% of total funding.

We converted two of our loan production offices into temporary full service banking facilities, one in the second quarter of 2005 in Summerville, South Carolina and the other in the fourth quarter of 2005 in Myrtle Beach, South Carolina. On April 23, 2007, we opened the permanent full service banking facility in our Summerville location. We opened the permanent facility for our full service branch in Myrtle Beach on June 7, 2007. In addition, we opened a new full service branch office in the Park West area of Mount Pleasant on May 14, 2007 and converted the loan production office in the West Ashley area of Charleston to a full service branch office on July 2, 2007. We also opened a loan production office in Bluffton, the Hilton Head area of South Carolina, in October 2006. The Bluffton loan production office was converted into a temporary full service banking facility in September 2007 and we plan to operate out of this temporary facility until construction on the permanent facility is complete. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates. We plan to continue to offer aggressive rates on investment checking and money market accounts. Based on prior experience, we anticipate the majority of these funds to be retained as core deposits. Our goal is to maintain a higher percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. Although we anticipate that these additional retail deposit offices will assist us in meeting these objectives, we also anticipate that the current deposit strategies and the opening of the new offices will have a dampening effect on earnings through the end of 2007. However, we believe that over time these two strategies will provide us with additional customers in our new markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the nine months ended September 30, 2007 increased primarily because we had more interest-earning assets than interest-bearing liabilities. For the nine months ended September 30, 2007 and 2006, average interest-earning assets exceeded average interest-bearing liabilities by $28.4 million and $25.7 million, respectively.

The net interest spread and net interest margin decreased during the nine months ended September 30, 2007 as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates increased over the period. Our net interest margins for the nine months ended September 30, 2007 and 2006 were 3.15% and 3.74%, respectively. We anticipate that additional decreases in short-term rates will result in a decrease in loan yields, while lower rates on our interest-bearing deposits and borrowings will result in a reduced cost of funds to us. If short-term rates increase, we anticipate that loan yields will increase, while higher rates on our interest-bearing deposits and borrowings will result in a higher cost of funds to us.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the nine and three months ended September 30, 2007 and 2006. Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

Nine Months Ended September 30, 2007 and 2006

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the nine months ended September 30, 2007 and 2006, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year.

                           Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2007			September 30, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$280	$12	5.82%	$60	$2	5.16%
Federal funds sold	15,817	614	5.19%	4,596	170	4.94%
Taxable investment securities	35,054	1,526	5.82%	20,734	805	5.19%
Non-taxable investment securities	10,037	301	4.01%	-	-	-%
Loans receivable	326,648	20,338	8.32%	231,333	14,355	8.30%

Total earning assets	387,836	22,791	7.86%	256,723	15,332	7.98%

Nonearning assets:
Cash and due from banks	1,115			1,655
Mortgages held for sale	2,037			1,373
Premises and equipment, net	14,074			5,926
Other assets	12,101			2,776
Allowance for loan losses	(4,071)			(2,894)

Total nonearning assets	25,256			8,836

Total assets	$413,092			265,559

Interest-bearing liabilities:
Interest bearing transactions accounts	$6,085	173	3.79%	$3,330	68	2.73%
Savings & money market	178,159	6,649	4.99%	131,173	4,480	4.57%
Time deposits less than $100,000	130,648	4,959	5.07%	65,081	2,343	4.81%
Time deposits greater than $100,000	6,294	267	5.67%	10,839	361	4.45%
Junior subordinated debentures	8,248	423	6.86%	6,677	329	6.59%
Advances from FHLB	18,879	741	5.25%	5,099	206	5.39%
Securities sold under repurchase agreement	10,366	417	5.38%	7,064	282	5.34%
Fed funds purchased	744	31	5.62%	671	27	5.43%
Other borrowings	-	-	-%	1,115	57	6.85%

Total interest-bearing liabilities	359,423	13,660	5.08%	231,049	8,153	4.72%

Noninterest-bearing liabilities:
Demand deposits	10,299			9,769
Other liabilities	1,495			1,151
Shareholders' equity	41,875			23,590

Total liabilities and shareholders' equity	$413,092			$265,559

Net interest income		$9,131			$7,179

Net interest spread			2.78%			3.26%

Net interest margin			3.15%			3.74%

__________________________________
     (1)  Annualized for the nine period.

The net interest spread and net interest margin decreased during the nine months ended September 30, 2007 primarily as a result of the bank having more interest-earning assets than interest-bearing liabilities during the period that repriced as market rates on earning assets began to decline ahead of a corresponding downward shift in the cost of funding liabilities.

Interest income for the nine months ended September 30, 2007 was $22.8 million, consisting of $20.3 million on loans, $1.8 million on investments and interest bearing balances, and $614,000 on federal funds sold. Interest income for the nine months ended September 30, 2006 was $15.3 million, consisting of $14.4 million on loans, $808,000 on investments and interest bearing balances, and $170,000 on federal funds sold. Interest and fees on loans represented 89.2% and 93.6% of total interest income for the nine months ended September 30, 2007 and 2006, respectively. Income from investments, federal funds sold and interest bearing balances represented 10.8% and 6.4% of total interest income for the nine months ended September 30, 2007 and 2006, respectively. The high percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 84.2% and 90.1% of average interest-earning assets for the nine months ended September 30, 2007 and 2006, respectively.

Interest expense for the nine months ended September 30, 2007 was $13.7 million, consisting of $12.0 million related to deposits, $448,000 related to securities sold under repurchase agreements and fed funds purchased, $423,000 related to junior subordinated debentures and $741,000 related to FHLB advances. Interest expense for the nine months ended September 30, 2006 was $8.2 million, consisting of $7.3 million related to deposits, $366,000 related to securities sold under repurchase agreements, fed funds purchased and other borrowings, $329,000 related to junior subordinated debentures and $206,000 related to FHLB advances. Interest expense on deposits for the nine months ended September 30, 2007 and 2006 represented 88.2% and 88.9%, respectively, of total interest expense. Interest expense on junior subordinated debentures represented 3.1% and 4.0% of total interest expense for the nine months ended September 30, 2007 and 2006, respectively. Interest expense on the FHLB advance represented 5.4% and 2.5% of total interest expense for the nine months ended September 30, 2007 and 2006, respectively. Interest expense on the securities sold under a repurchase agreement, federal funds purchased and other borrowings represented 3.3% and 4.6% of total interest expense for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, average interest-bearing liabilities were higher by $128.4 million than for the same period in 2006.

Net interest income was $9.1 million and $7.2 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. The $1.9 million increase in net interest income for the nine months ended September 30, 2007 compared to the same period in 2006 resulted from a $7.4 million increase in interest income offset by a $5.5 million increase in interest expense. The significant increase in 2007 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

Our net interest spread was 2.78% for the nine months ended September 30, 2007, compared to 3.26 % for the nine months ended September 30, 2006. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin for the nine months ended September 30, 2007 was 3.15%, compared to 3.74% for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, interest-earning assets averaged $387.8 million, compared to $256.7 million in the same period of 2006. During the same periods, average interest-bearing liabilities were $359.4 million and $231.0 million, respectively.

Three Months Ended September 30, 2007 and 2006

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During three months ended September 30, 2007 and 2006, all investments were taxable. All investments were owned at an original maturity of over one year.

                          Average Balances, Income and Expenses, and Rates

	For the Three Months Ended			For the Three Months Ended
	September 30, 2007			September 30, 2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$534	$8	5.98%	$50	$2	15.89%
Federal funds sold	14,256	182	5.07%	5,727	76	5.28%
Taxable investment securities	37,623	558	5.88%	30,471	409	5.33%
Non-taxable investment securities	14,015	142	4.01%	-	-	-%
Loans receivable	354,891	7,354	8.22%	259,782	5,548	8.47%

Total earning assets	421,319	8,244	7.76%	296,030	6,035	8.09%

Nonearning assets:
Cash and due from banks	1,803			1,631
Mortgages held for sale	2,393			1,343
Premises and equipment, net	16,894			6,452
Other assets	12,518			3,419
Allowance for loan losses	(4,365)			(3,250)

Total nonearning assets	29,243			9,595

Total assets	$450,562			$305,625

Interest-bearing liabilities:
Interest bearing transactions accounts	$7,004	63	3.55%	$4,327	44	4.07%
Savings & money market	203,817	2,575	5.01%	141,408	1,766	4.96%
Time deposits less than $100,000	138,994	1,799	5.13%	81,803	1,035	5.02%
Time deposits greater than $100,000	6,263	81	5.15%	10,339	130	4.98%
Junior subordinated debentures	8,248	142	6.83%	8,248	145	6.97%
Advances from FHLB	20,565	263	5.07%	14,696	200	5.39%
Securities sold under repurchase agreement	11,087	147	5.26%	8,174	117	5.68%
Fed funds purchased	404	6	5.70%	373	7	7.10%
Other borrowings	-	-	-%	191	4	9.04%

Total interest-bearing liabilities	396,382	5,076	5.08%	269,559	3,448	5.08%

Noninterest-bearing liabilities:
Demand deposits	10,726			10,226
Other liabilities	1,667			1,721
Shareholders' equity	41,787			24,119

Total liabilities and shareholders' equity
	$450,562			$305,625

Net interest income		$3,168			$2,587

Net interest spread			2.68%			3.01%

Net interest margin			2.98%			3.47%

_____________________________________
      (1)  Annualized for the three month period.

During the three months ended September 30, 2007, the net interest spread and net interest margin declined in comparison to the previous period in 2006.

Interest income for the three months ended September 30, 2007 was $8.2 million, consisting of $7.3 million on loans, $708,000 on investments and interest bearing balances, and $182,000 on federal funds sold. Interest income for the three months ended September 30, 2006 was $6.0 million, consisting of $5.5 million on loans, $411,000 on investments and interest bearing balances, and $76,000 on federal funds sold. Interest and fees on loans represented 89.2% and 91.9% of total interest income for the three months ended September 30, 2007 and 2006, respectively. Income from investments, federal funds sold and interest bearing balances represented 10.8% and 8.1% of total interest income for the three months ended September 30, 2007 and 2006, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 84.2% and 87.8% of average interest-earning assets for the three months ended September 30, 2007 and 2006, respectively.

Interest expense for the three months ended September 30, 2007 was $5.1 million, consisting of $4.5 million related to deposits, $153,000 related to securities sold under repurchase agreements and fed funds purchased, $142,000 related to junior subordinated debentures, and $263,000 related to FHLB advances. Interest expense for the three months ended September 30, 2006 was $3.4 million, consisting of $3.0 million related to deposits, $128,000 related to securities sold under repurchase agreements, fed funds purchased and other borrowings, $145,000 related to junior subordinated debentures, and $200,000 related to FHLB advances. Interest expense on deposits for the three months ended September 30, 2007 and 2006 represented 89.0% and 86.3%, respectively, of total interest expense. Interest expense on junior subordinated debentures represented 2.8% and 4.2% for the three months ended September 30, 2007 and 2006, respectively. Interest expense on the FHLB advances represented 5.2% and 5.8% for the three months ended September 30, 2007 and 2006, respectively. Interest expense on the securities sold under a repurchase agreement, federal funds purchased and other borrowings represented 3.0% and 3.7% of total interest expense for the three months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007, average interest-bearing liabilities were higher by $126.8 million than for the same period in 2006.

Net interest income was $3.2 million and $2.6 million for the three months ended September 30, 2007 and September 30, 2006, respectively. The significant increase in 2007 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

The $581,000 increase in net interest income for the three months ended September 30, 2007 compared to the same period in 2006 resulted from a $2.2 million increase in interest income offset by a $1.6 million increase in interest expense. The increases in net interest income were derived by higher average earning assets and interest-bearing liabilities.

Our net interest spread was 2.68% for the three months ended September 30, 2007, compared to 3.01% for the three months ended September 30, 2006. Our net interest margin for the three months ended September 30, 2007 was 2.98%, compared to 3.47% for the three months ended September 30, 2006. During the third quarter of 2007, interest-earning assets averaged $421.3 million, compared to $296.0 million in the same quarter of 2006. During the same periods, average interest-bearing liabilities were $396.4 million and $269.6 million, respectively.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Nine Months Ended				Nine Months Ended
	September 30, 2007 vs. September 30, 2006				September 30, 2006 vs. September 30, 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(in thousands)
Interest income
Loans	$5,914	$49	$20	$5,983	$6,593	$1,099	$1,370	$9,062
Taxable investment securities	556	97	67	720	247	50	25	322
Non-taxable investment securities	-	-	301	301	-	-	-	-
Federal funds sold	415	9	21	445	(45)	85	(24)	16
Interest bearing balances	9	-	1	10	-	1	-	1

Total interest income	6,894	155	410	7,459	6,795	1,235	1,371	9,401

Interest expense
Deposits	3,817	641	337	4,795	2,816	957	1,165	4,938
Junior subordinated debentures	78	13	3	94	-	-	329	329
Advances from FHLB	555	(5)	(14)	536	-	-	206	206
Securities sold under repurchase
agreements	(57)	(57)	57	(57)	14	96	10	120
Federal funds purchased	132	2	1	135	14	1	10	25
Other borrowings	3	1	-	4	15	7	3	25

Total interest expense	4,528	595	384	5,507	2,859	1,061	1,723	5,643

Net interest income	$2,366	$(440)	$26	$1,952	$3,936	$174	$(352)	$3,758

	Three Months Ended				Three Months Ended
	September 30, 2007 vs. September 30, 2006				September 30, 2006 vs. September 30, 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(in thousands)
Interest income
Loans	$2,032	$(165)	$(61)	$1,806	$2,254	$434	$397	$3,085
Taxable investment securities	96	42	10	148	209	18	23	250
Non-taxable investment securities	-	-	142	142	-	-	-	-
Federal funds sold	113	(3)	(4)	106	(46)	48	(23)	(21)
Interest bearing balances	19	(1)	(12)	6	-	-	2	2

Total interest income	2,260	(127)	75	2,208	2,417	500	399	3,316

Interest expense
Deposits	1,479	43	21	1,543	1,008	432	375	1,815
Junior subordinated debentures	-	(3)	-	(3)	-	-	145	145
Advances from FHLB	80	(12)	(5)	63	-	-	200	200
Securities sold under repurchase
agreements	(4)	(4)	4	(4)	16	30	8	54
Federal funds purchased	42	(9)	(3)	30	-	-	7	7
Other borrowings	(1)	(1)	1	(1)	(15)	6	(5)	(14)

Total interest expense	1,596	14	18	1,628	1,009	468	730	2,207

Net interest income	$664	$(141)	$57	$580	$1,408	$32	$(331)	$1,109

Provision for Loan Losses

     We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “- Balance Sheet Review - Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Nine Months Ended September 30, 2007 and 2006

Included in the statement of operations for the nine months ended September 30, 2007 and 2006 is a noncash expense related to the provision for loan losses of $1.0 million and $1.1 million, respectively. An analysis of our loan portfolio in accordance with SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan indicated that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

Three Months Ended September 30, 2007 and 2006

Included in the statement of operations for the three months ended 2006 is a noncash expense related to the provision for loan losses of $288,000. An analysis of our loan portfolio in accordance with SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan indicated that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. Therefore, no provision for loan losses was made during the three months ended 2007.

Noninterest Income

      The following table sets forth information related to our noninterest income.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Service fees on deposit accounts	$27	$17	$10	$6
Residential mortgage origination income	558	463	176	166
Origination income on mortgage loans sold	107	69	46	22
Gain on sale of available for sale securities	6	-	3	-
Other service fees and commissions	139	100	54	37
Bank owned life insurance	216	-	73	-
Other	14	14	5	5

Total noninterest income	$1,067	$663	$367	$236

Nine Months Ended September 30, 2007 and 2006

Noninterest income for the nine months ended September 30, 2007 was $1.1 million, an increase of $404,000 compared to noninterest income of $663,000 during the same period in 2006. The increase was primarily attributable to increases in residential mortgage origination income and income generated from the purchase of bank owned life insurance.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination fees were $558,000 and $463,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase of $95,000 in 2007 related primarily to a greater volume of mortgage origination as we expanded this line of business. We received $107,000 of origination income on mortgage loans sold for the nine months ended September 30, 2007 compared to $69,000 for the same period in 2006. We anticipate that the level of mortgage origination fees will decrease if the mortgage refinancing business declines due to higher long term interest rates.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $27,000 and $17,000 for the nine months ended September 30, 2007 and 2006, respectively. The additional $10,000 of income resulted from the larger number of customer accounts. Similarly, other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $39,000 to $139,000 for the nine months ended September 30, 2007 when compared to the same period in 2006.

     The additional $216,000 in noninterest income was primarily attributable to the income received from bank owned life insurance. Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $14,000 for both the nine months ended September 30, 2007 and 2006.

Three Months Ended September 30, 2007 and 2006

Noninterest income for the three months ended September 30, 2007 was $367,000, an increase of $131,000 compared to noninterest income of $236,000 during the same period in 2006. The increase was primarily attributable to an increase in residential mortgage origination income and income generated from the purchase of bank owned life insurance.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination fees were $176,000 and $166,000 for the three months ended September 30, 2007 and 2006, respectively. The increase of $10,000 in 2007 related primarily to greater volume in the mortgage department. We received $46,000 of origination income on mortgage loans sold for the three months ended September 30, 2007 compared to $22,000 for the same period in 2006.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $10,000 and $6,000 for the three months ended September 30, 2007 and 2006, respectively. The additional $4,000 of income resulted from the larger number of customer accounts. Similarly, other service fees, commissions, and the fee income received from customer NSF transactions increased $17,000 to $54,000 for the three months ended September 30, 2007 when compared to the same period in 2006.

The additional $73,000 in noninterest income was primarily attributable to the income received from bank owned life insurance. Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $5,000 for both the three months ended September 30, 2007 and 2006.

Noninterest Expense

      The following table sets forth information related to our noninterest expense.

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Salaries and employee benefits	$5,165	$3,053	$1,957	$1,210
Occupancy	716	333	335	161
Furniture and equipment expense	330	224	156	80
Professional fees	797	414	316	186
Advertising and marketing	483	153	190	46
Insurance	260	81	84	27
Data processing and related costs	198	132	76	49
Telephone	120	45	46	14
Postage	21	17	8	5
Office supplies, stationery and printing	127	49	65	13
Other	674	454	226	133

Total noninterest expense	$8,891	$4,955	$3,459	$1,924

Nine Months Ended September 30, 2007 and 2006

      We incurred noninterest expense of $8.9 million for the nine months ended September 30, 2007 compared to $5.0 million for the nine months ended September 30, 2006. The $2.1 million increase in salaries and employee benefits and $383,000 increase in professional fees accounted for 63.4% of the $3.9 million increase in noninterest expense for the nine months ended September 30, 2007 compared to the same period in 2006. A significant portion of the increase in professional fees is related to additional legal, audit, and compliance expenses. The remaining $1.4 million increase resulted primarily from increases of $383,000 in occupancy, $106,000 in furniture and equipment expense, $330,000 in marketing costs, $179,000 in insurance costs, $66,000 in data processing and related costs, $75,000 in telephone and related expenses, $78,000 in office supplies, stationery and printing costs, and $220,000 in other expense. The increase in marketing expense relates to expanding our market awareness in the Charleston, Myrtle Beach and Hilton Head markets.

Salaries and employee benefits expense was $5.2 million and $3.1 million for the nine months ended September 30, 2007 and 2006, respectively. These expenses represented 58.1% and 61.6% of our total noninterest expense for the nine months ended September 30, 2007 and 2006, respectively. The $2.1 million increase in salaries and employees benefits expense in 2007 compared to 2006 resulted from increases of $1.5 million in base compensation, $420,000 in stock based compensation, $245,000 in higher benefits costs, $78,000 in employee stock ownership plan expense and offset by a decrease in $121,000 in incentive compensation. The $1.5 million increase in base compensation expense related to the cost of employing 23 additional employees as well as annual salary increases.

Data processing and related costs increased $66,000, or 49.9%, for the nine months ended September 30, 2007 compared to the same period in 2006. These expenses were $198,000 and $132,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, our data processing costs for our core processing system were $159,000 compared to $87,000 for the nine months ended September 30, 2006. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts, the related number of transactions, and the bank’s asset size.

Three Months Ended September 30, 2007 and 2006

      We incurred noninterest expense of $3.5 million for the three months ended September 30, 2007 compared to $1.9 million for the three months ended September 30, 2006. The $747,000 increase in salaries and employee benefits and $175,000 increase in occupancy expense accounted for 60.0% of the $1.5 million increase in noninterest expense for the three months ended September 30, 2007 compared to the same period in 2006. The increase was due to additional personnel and facilities to better service our customers. The remaining $614,000 increase resulted primarily from increases of $76,000 in furniture and equipment expense, $129,000 in professional fees, $144,000 in marketing costs, $58,000 in insurance costs, $27,000 in data processing and related costs, $32,000 in telephone and related expenses, $52,000 in office supplies, stationery and printing costs, and $96,000 in other expense. The reasons for the increase in marketing expense were consistent with those discussed above for the nine month period.

Salaries and employee benefits expense was $2.0 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively. These expenses represented 56.6% and 62.9% of our total noninterest expense for the three months ended September 30, 2007 and 2006, respectively. The $747,000 increase in salaries and employee benefits expense in 2007 compared to 2006 resulted from increases of $490,000 in base compensation, $142,000 in stock based compensation, $95,000 in higher benefits costs, $78,000 in employee stock ownership plan expense and offset by a decrease in $58,000 in incentive compensation.

Data processing and related costs increased $27,000, or 55.8%, for the three months ended September 30, 2007 compared to the same period in 2006. These expenses were $76,000 and $49,000 for the three months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007, our data processing costs for our core processing system were $62,000 compared to $32,000 for the three months ended September 30, 2006.

Income Tax Expense

Nine Months Ended September 30, 2007 and 2006

Income tax expense was $107,000 and $655,000 for the nine months ended September 30, 2007 and 2006, respectively. Income taxes are based on effective tax rates of 38.0% and 37.0% for the nine months ended September 30, 2007 and 2006, respectively.

Three Months Ended September 30, 2007 and 2006

Income tax expense was $28,000 and $226,000 for the three months ended September 30, 2007 and 2006, respectively. Income taxes are based on effective tax rates of 37.0% and 37.0% for the three months ended September 30, 2007 and 2006, respectively.

Balance Sheet Review

General

     At September 30, 2007, we had total assets of $473.7 million, consisting principally of $357.4 million in net loans, $889,000 in mortgage loans held for sale, $72.2 million in investment securities, $8.1 million in federal funds sold, $17.3 million in net premises, furniture and equipment, and $5.2 million in cash and due from banks. Our liabilities at September 30, 2007 totaled $431.5 million, consisting principally of $371.3 million in deposits, $20.0 million in securities sold under agreements to repurchase, $8.2 million in junior subordinated debentures, and $30.0 million in FHLB advances. At September 30, 2007, our shareholders’ equity was $42.3 million.

Federal Funds Sold

     At September 30, 2007, our $8.1 million in short-term investments in federal funds sold on an overnight basis comprised 1.7% of total assets, compared to $2.5 million, or 0.75% of total assets, at December 31, 2006.

Investments

At September 30, 2007, the $70.2 million in our available for sale investment securities portfolio represented approximately 14.8% of our total assets compared to $37.5 million, or 11.1% of total assets, at December 31, 2006. We held U.S. government agency securities, government sponsored enterprises, municipals, mortgage-backed securities and variable rate preferred stocks with a fair value of $70.2 million and an amortized cost of $70.5 million for a net unrealized loss of $446,000. As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

Contractual maturities and yields on our investments at September 30, 2007 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One to Five Years		Five to Ten Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. agency/ Government-
sponsored enterprises	$1,001	5.31%	$15,010	5.62%	$29,077	5.88%	$45,088	5.78%
Mortgage-backed
securities	-	-%	-	-%	8,515	5.88%	8,515	5.88%
Municipals	148	4.15%	1,366	3.93%	14,615	3.98%	16,129	3.98%
Variable rate preferred
stocks	-	-%	-	-%	428	5.28%	428	5.28%

Total	$1,149	5.16%	$16,376	5.48%	$52,635	5.35%	$70,160	5.38%

             At September 30, 2007, our investments included U.S. government agency bonds issued by the Federal Farm Credit Bank with an amortized cost of approximately $14.0 million. Government sponsored enterprises consist of securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $8.6 million, $9.0 million, and $13.7 million, respectively. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of approximately $7.5 and $1.0 million, respectively. Municipals consist of securities issued by various different municipalities with an amortized cost of $16.2 million. The variable rate preferred stocks consist of securities issued by the Federal National Mortgage Association with amortized costs of approximately $453,000.

Other nonmarketable equity securities at September 30, 2007 consisted of Federal Home Loan Bank stock with a cost of $1,954,300, and other investments of $100,000.

     The amortized costs and the fair value of our investments at September 30, 2007 and December 31, 2006 are shown in the following table.

	September 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Available for Sale:
U.S. Government agencies	$14,035	$13,982	$3,016	$2,981
Government-sponsored enterprises	31,277	31,106	24,604	24,693
Mortgage-backed securities	8,533	8,515	6,108	6,204
Municipals	16,197	16,129	3,626	3,626
Variable rate preferred stocks	453	428	-	-

Total	$70,495	$70,160	$37,354	$37,504

Loans

      Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the nine months ended September 30, 2007 and 2006 were $326.6 million and $231.3 million, respectively. Gross loans outstanding at September 30, 2007 and December 31, 2006 were $361.7 million and $273.2 million, respectively.

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

The following table summarizes the composition of our loan portfolio at September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
		% of		% of
	Amount	Total	Amount	Total
	(dollars in thousands)
Commercial
Commercial and industrial	$22,196	6.1%	$24,631	9.0%

Real Estate
Mortgage	180,328	49.9%	124,715	45.7%
Construction	156,124	43.2%	122,210	44.7%

Total real estate	336,452	93.1%	246,925	90.4%

Consumer
Consumer	3,363	0.9%	1,901	0.7%

Deferred origination fees, net	(332)	(0.1%)	(247)	(0.1%)

Total gross loans, net of deferred fees	361,679	100.0%	273,210	100.0%

Less - allowance for loan losses	(4,270)		(3,467)

Total loans, net	$357,409		$269,743

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

       The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2007.

		After one
		but
	One year	within	After five
	or less	five years	years	Total
	(in thousands)
Commercial	$11,187	$9,507	$1,502	$22,196
Real estate	125,027	166,467	44,958	336,452
Consumer	806	2,051	506	3,363
Deferred origination fees, net	(79)	(224)	(29)	(332)

Total gross loans, net of
deferred fees	$136,941	$177,801	$46,937	$361,679

Loans maturing after one year with:
Fixed interest rates				$125,147
Floating interest rates				99,844

Total				$224,991

Allowance for Loan Losses

Under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for the Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans are subject to this criteria except for “smaller balance homogeneous loans that are collectively evaluated for impairment” and loans “measured at fair value or at the lower of cost or fair value.” The Company considers its consumer installment portfolio, and home equity lines as such exceptions. Therefore, the real estate and commercial loan portfolios are primarily affected by these statements.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible in the future. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Periodically, we adjust the amount of the allowance based on changing circumstances. We recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2007 and 2006.

	September 30,
	2007	2006
	(dollars in thousands)
Balance, beginning of year	$3,467	$2,245
Net loan losses	(222)	--
Provision for loan losses	1,025	1,116

Balance, end of period	$4,270	$3,361

Total loans outstanding at end of period	$361,679	$268,743

Allowance for loan losses to gross loans	1.18%	1.25%
Net charge-offs to average loans	0.07%	0.00%

Nonperforming Assets

The bank had three nonperforming assets at September 30, 2007 totaling $501,094 and two nonperforming assets totaling $2.0 million at December 31, 2006. At September 30, 2007 and December 31, 2006, the allowance for loan losses was $4.3 million and $3.5 million, respectively, or 1.18% and 1.27%, respectively, of outstanding loans.

At September 30, 2007 and December 31, 2006, the bank had three loans totaling $501,094, or 0.14% of gross loans, in nonaccrual status. At December 31, 2006, we had two loans in nonaccrual totaling approximately $2.0 million. They were placed in nonaccrual as a result of the death of the borrower. The situation was satisfactorily resolved during the first quarter of this year without loss to the bank. In an unrelated matter, we wrote off one loan totaling $115,760 during the first quarter of 2007 and a partial charge off totaling $106,346 during the second quarter of 2007.

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. As of September 30, 2007, we had eighteen loans with a current principal balance of $4.0 million on the watch list.

Deposits

Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds. Accordingly, it has become more difficult to attract local deposits. We have chosen to obtain a portion of our certificates of deposits from areas outside of our market. The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market. We also utilize out-of-market deposits in certain instances to obtain deposits with more favorable terms than are readily available in our local market. We anticipate that the ratio of out-of-market deposits will improve since we have opened additional retail deposit offices. The amount of out-of-market deposits was $222.8 million, or 60.0% of total deposits, at September 30, 2007, and $110.7 million, or 42.7% of total deposits, at December 31, 2006.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates. Our loan-to-deposit ratio was 97.4% and 105.1% at September 30, 2007 and 2006, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2007 and the year ended December 31, 2006.

	September 30, 2007		December 31, 2006
	Average		Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$10,299	0.00%	$9,693	0.00%
Interest bearing demand deposits	6,085	3.79%	3,697	3.11%
Savings and money market accounts	178,159	4.99%	133,311	4.67%
Time deposits less than $100,000	130,648	5.07%	73,897	4.89%
Time deposits greater than $100,000	6,294	5.67%	10,531	4.62%

Total deposits	$331,485	4.86%	$231,129	4.52%

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Three months or less	$1,497	$2,812
Over three through six months	6,027	3,084
Over six though twelve months	1,356	1,207
Over twelve months	1,741	711

Total	$10,621	$7,814

The increase in time deposits of $100,000 or more for the nine months ended September 30, 2007 compared to year end 2006 resulted from our funding the growth of the bank with a variety of deposits products and the utilization of deposits that were obtained inside and outside of our primary market.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2007 and the year ended December 31, 2006, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average
	Ending	End	End	for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the nine months
ended September 30, 2007:
Securities sold under agreement to repurchase	$20,000	4.79%	$20,000	$10,366	5.38%
Junior subordinated debentures	8,248	6.74%	8,248	8,248	6.86%
Advances from FHLB	30,000	4.34%	30,000	18,879	5.25%
Federal funds purchased	-	-%	10,870	744	5.62%
At or for the year
ended December 31, 2006:
Note payable	$-	-%	$1,593	$825	6.88%
Securities sold under agreement to repurchase	10,000	5.57%	10,000	7,804	5.44%
Junior subordinated debentures	8,248	6.75%	8,248	7,073	6.65%
Advances from FHLB	16,000	5.27%	16,000	7,847	5.38%
Other borrowings	-	-%	29	9	3.75%
Federal funds purchased	-	-%	6,346	540	5.14%

Capital Resources

Total shareholders’ equity was $42.3 million at September 30, 2007 and $41.8 million at December 31, 2006. The increase is attributable to net income of $175,000 for the nine months ended September 30, 2007, proceeds from the exercise of stock options of $39,000, an increase in paid in capital relating to accounting for the expense of stock option grants of $526,000, less a reduction of $293,000 in the fair value of available for sale securities.

The following table shows the annualized return on average assets (net income divided by average total assets), annualized return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine and three months ended September 30, 2007 and 2006. Since our inception, we have not paid any cash dividends.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Return on average assets	0.06%	0.56%	0.04%	0.50%
Return on average equity	0.56%	6.32%	0.44%	6.33%
Average equity to average assets ratio	10.14%	8.88%	9.27%	7.89%

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

The Federal Reserve guidelines contain an exemption from the capital requirements for "small bank holding companies." On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a "small bank holding company." According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a "material" amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank and bank holding company exceed these minimum capital requirements as set per bank regulatory agencies.

The following table sets forth the company’s various capital ratios at September 30, 2007 and December 31, 2006. For all periods, the company was considered “well capitalized.”

Tidelands Bancshares, Inc	September 30,	December 31,
	2007	2006
Leverage ratio	10.93%	14.03%
Tier 1 risk-based capital ratio	12.68%	16.86%
Total risk-based capital ratio	13.78%	18.06%

The following table sets forth the bank’s various capital ratios at September 30, 2007 and December 31, 2006. For all periods, the bank was considered “well capitalized.”

Tidelands Bank	September 30,	December 31,
	2007	2006
Leverage ratio	10.78%	14.02%
Tier 1 risk-based capital ratio	12.50%	16.52%
Total risk-based capital ratio	13.61%	17.72%

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

Off-Balance Sheet Risk

     Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2007, unfunded commitments to extend credit were $61.8 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

     At September 30, 2007, there were commitments totaling $ 1.4 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We actively monitor and manage our interest rate risk exposure principally by measuring the sensitivity of our earnings to fluctuations in interest rates. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

Approximately 55.6 % of our loans were variable rate loans at September 30, 2007, and 87.3% of our interest-bearing liabilities are expected to reprice within one year. We expect to be liability sensitive over the next 12 months because although substantially all of our loans reprice within three months, similarly a majority of our deposits will reprice over the 12-month period. However, our interest sensitivity analysis is not a precise indicator of our exposure to fluctuations in interest rates. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on out-of-market deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

     At September 30, 2007 and December 31, 2006, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $13.3 million and $5.4 million, or 2.8% and 1.6% of total assets, respectively. Our available for sale securities at September 30, 2007 and 2006 amounted to $70.2 million and $37.5 million, or 14.8% and 11.1% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $24.4 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

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

The following table sets forth information regarding our rate sensitivity, as of September 30, 2007, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three	After one	After
	three	but within	but within	five
	months	twelve months	five years	years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$8,051	$-	$-	$-	$8,051
Investment securities	5,870	5,364	44,011	16,969	72,214
Loans	211,681	26,445	77,388	46,165	361,679

Total interest-earning assets	$225,602	$31,809	$121,399	$63,134	$441,944

Interest-bearing liabilities:
Money market and NOW	$229,046	$-	$-	$-	$229,046
Regular savings	149	-	-	-	149
Time deposits	12,501	63,204	46,699	6,186	128,590
Junior subordinated debentures	8,248	-	-	-	8,248
Other borrowings	50,000	-	-	-	50,000

Total interest-bearing liabilities	$299,944	$63,204	$46,699	$6,186	$416,033

Period gap	$(74,342)	$(31,395)	$74,700	$56,948	$25,911

Cumulative gap	$(74,342)	$(105,737)	$(31,037)	$25,911	$25,911
Ratio of cumulative gap to
total earning assets	(16.82%)	(23.93%)	(7.02%)	5.86%	5.86%

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 6. Exhibits

10.1      Amended and Restated 2004 Stock Incentive Plan for Tidelands Bancshares, Inc. as approved by the
             Board on November 20, 2006.

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007                                                      By: /s/ Robert E. Coffee, Jr.

                                       Robert E. Coffee, Jr.

                                       Chief Executive Officer

                                      (Principal Executive Officer)

   Date: November 9, 2007                                                         By: /s/ Alan W. Jackson

                                       Alan W. Jackson

                                       Chief Financial Officer
                                                                                                                       (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

Number           Description

10.1      Amended and Restated 2004 Stock Incentive Plan for Tidelands Bancshares, Inc. as approved by the
             Board on November 20, 2006.

31.1     Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2     Rule 13a-14(a) Certification of the Principal Financial Officer.

32        Section 1350 Certifications.