Form 10KSB
period 2007-12-31
TIDELANDS BANCSHARES INC
filed 2008-03-28
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

☒    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐    Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 001-33065

TIDELANDS BANCSHARES, INC.

(Name of small business issuer in its charter)

South Carolina	02-0570232
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

875 Lowcountry Blvd
Mount Pleasant, SC	29464
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (843) 388-8433

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

The issuer’s revenue for the year ended December 31, 2007 was $32,780,706.

The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of March 17, 2008, was approximately $24,957,440.  This calculation was based on the closing price of our common stock on March 17, 2008 of $10.00 on the NASDAQ Global Market.

The number of shares outstanding of the issuer’s common stock was 4,277,176 at March 17, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2008           Part III (Items 9-12, 14)

Transitional Small Business Disclosure Format.  (Check one):  Yes ☐  No ☒

PART I

Item 1.  Description of Business.

                This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors” and the following:

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

General Overview

We are a South Carolina corporation organized in 2002 as the holding company for Tidelands Bank, a state chartered bank headquartered in Mount Pleasant, South Carolina.  We opened Tidelands Bank in October 2003, and we have grown rapidly since our inception.  As of December 31, 2007, our assets totaled $512.3 million and our shareholders equity was $41.0 million.  We are primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC and providing commercial, consumer, and mortgage loans to the general public.

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

Location and Service Area

Our main office is located at 875 Lowcountry Boulevard, Mount Pleasant, South Carolina on a major artery and provides excellent visibility for the bank.  In August 2004, we opened a loan production office in Summerville, South Carolina.  Because of the success of this loan production office, we converted it to a temporary full service branch on April 4, 2005.  On April 23, 2007, we opened the permanent full service banking facility in our Summerville location. In January 2005, we opened a loan production office in Myrtle Beach, South Carolina.  We converted this office into a full service branch on October 11, 2005 and opened the permanent facility for our full service branch in Myrtle Beach on June 20, 2007. In addition, we opened a new full service branch office in the Park West area of Mount Pleasant on May 14, 2007 and converted the loan production office in the West Ashley area of Charleston to a full service branch on July 2, 2007. We also opened a loan production office in Bluffton, the Hilton Head area of South Carolina, in October 2006. The Bluffton loan production office was converted into a temporary full service banking facility in September 2007 and we plan to operate out of this temporary facility until construction on the permanent facility is complete.

Our primary market area is the Charleston metropolitan area (which includes Charleston, Dorchester, and Berkeley counties), Myrtle Beach, the Hilton Head area, and additional markets along the South Carolina coast.  This area is one of the most attractive markets in the Southeast and includes over 90 miles of Atlantic coastline, reaches some 50 miles inland towards the intersection of Interstate highways 26 and 95, and offers a wide diversity of recreational, arts, and cultural experiences to its residents and visitors.  According to FDIC data, total deposits in the Charleston metropolitan area increased 106% from approximately $4.3 billion in 2000 to approximately $8.8 billion in 2007.  According to U.S. Census Bureau estimates, the population of the Charleston metropolitan area was almost 600,000 in 2006, an increase of 8% from 2000.  Mount Pleasant, which is where we are headquartered, now ranks as the sixth largest city in South Carolina with the third highest per capita income in the state.

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

Our additional market areas along the South Carolina coast are also experiencing significant growth.  The Myrtle Beach area, also known as South Carolina’s Grand Strand, is a 60-mile stretch of coastline extending from the South Carolina state line at Little River (Horry County) south to Pawleys Island (Georgetown County).  According to FDIC data, total deposits in the Myrtle Beach metropolitan statistical area increased 96% from approximately $2.8 billion in 2000 to approximately $5.5 billion in 2007.  According to U.S. Census Bureau estimates, the population of the Myrtle Beach metropolitan statistical area was approximately 227,000 in 2006, an increase of approximately 15% from 2000.  A significant portion of this growth is attributable to retirees.  In recent years, both The Wall Street Journal and Money magazine rated the Grand Strand as one of the nation’s top retirement locations.  Today, approximately 25% of South Carolina’s residents are over 55 years of age and Horry County is No. 1 among the top five regions in the state where retirees are relocating.  The growth in Myrtle Beach’s retirement population is projected to fuel total population growth of 48% from 2005 to 2030.  Similar to Charleston, tourism plays a vital role in the economy of Myrtle Beach.  The American Automobile Association recently ranked the area as the nation’s second most popular tourist destination with an estimated 13.7 million visitors annually.

Hilton Head, located in Beaufort County, approximately 45 miles north of Savannah, Georgia and 90 miles south of Charleston, is also an internationally recognized vacation destination famous for its championship golf courses, beaches, and resorts.  The Hilton Head Chamber of Commerce estimates that the year-round tourism industry accounts for more than 60% of local jobs and contributes in excess of $1.5 billion annually to the Hilton Head economy.  According to FDIC data as of June 30, 2007, total deposits in Beaufort County increased 84% from approximately $1.8 billion in 2000 to approximately $3.4 billion in 2007.  According to U.S. Census Bureau estimates, the population of Beaufort County increased 14% from 120,937 in 2000 to 137,849 in 2005, and is projected to grow an additional 10% by 2010.  The median family income of Hilton Head residents in 2005 was approximately $72,000, compared with $43,000 for South Carolina and $50,000 nationally.

Lending Activities

General.  We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction and land development loans, commercial business loans, consumer loans and equity-line loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area.  At December 31, 2007, we had total loans of $391.3 million, representing 80.9% of our total earning assets.  When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our intimate knowledge of our markets through veteran bankers.  We currently engage an outside firm to evaluate our loan portfolio on a semi-annual basis for credit quality and a second outside firm for compliance issues.  As of December 31, 2007, we had three nonperforming assets totaling approximately $389,000, or 0.10% of gross loans.  In addition, we wrote off one loan totaling $115,760 during the first quarter of 2007, a partial charge off of $106,346 during the second quarter of 2007 and wrote off $112,320 in the fourth quarter of 2007.

Our underwriting standards vary for each type of loan, as described below.  While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are permitted to hold loans that exceed supervisory guidelines up to 100% of bank capital, or $49.9 million at December 31, 2007.  As such, $58.5 million, or 14.9%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which eight loans totaling approximately $4.4 million had loan-to-value ratios of 100% or more.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of capital.  At December 31, 2007, $38.9 million of our commercial loans, or 73.0% of the bank’s capital, exceeded the supervisory loan to value ratio.

We have focused our lending activities primarily on the professional market, including doctors, dentists, small business owners, and commercial real estate developers.  By focusing on this customer base and by serving each customer with a consistent relationship team of bankers, we have generated a loan portfolio with an average outstanding loan balance of approximately $259,000 as of December 31, 2007.  At the same time, we have strived to maintain a diversified loan portfolio and limit the amount of our loans to any single customer.  As of December 31, 2007, our 10 largest customer loan relationships represented approximately $48.4 million, or 12.4% of our loan portfolio.

Real Estate Mortgage Loans.  Loans secured by real estate mortgages are the principal component of our loan portfolio.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.  As of December 31, 2007, loans secured by first or second mortgages on real estate made up approximately $204.1 million, or 52.1%, of our loan portfolio.

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

•                  Commercial Real Estate Loans.  At December 31, 2007, the outstanding balances on individual commercial real estate loans ranged from approximately $6,000 to $3.4 million, as we have participated credits in excess of our legal lending limit to correspondent banks.  The average commercial real estate loan balance was approximately $419,000.  These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  We also generally require that a borrower’s cash flow exceeds 125% of monthly debt service obligations.  In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.  At December 31, 2007, commercial real estate loans (other than construction loans) amounted to $160.9 million, or approximately 41.1% of our loan portfolio.

•                  Residential Real Estate Loans and Home Equity Loans.  We do not generally originate traditional long term residential mortgages for our portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  At December 31, 2007, our individual residential real estate loans balances ranged from approximately $4,500 to $2.3 million, with an average loan balance of approximately $379,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%.  We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years through a third party rather than retaining these loans ourselves.  We also offer home equity lines of credit.  At December 31, 2007, our individual home equity lines of credit balances ranged up to $953,000, with an average balance of approximately $110,000.  Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less.  We generally limit the extension of credit to 90% of the available equity of each property, although in certain exceptions we may extend up to 100% of the available equity.  At December 31, 2007, residential real estate loans (other than construction loans) amounted to $43.2 million, or 11.0% of our loan portfolio.  Included in the residential real estate loans was $16.3 million, or 37.8% of our residential loan portfolio, in first and second mortgages on individuals’ homes, and $26.9 million, or 62.2% of our residential loan portfolio, in home equity loans.

Real Estate Construction and Land Development Loans.  We offer fixed and adjustable rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes.  At December 31, 2007, outstanding balances on our commercial construction and development real estate loans ranged up to approximately $3.9 million, with an average loan balance of approximately $486,000.  At December 31, 2007, the outstanding balances on our individual residential construction and development real estate loans ranged up to approximately $694,000, with an average loan balance of approximately $183,000.  The term of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property.  Specific risks include:

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

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 85%.  At December 31, 2007, total construction loans amounted to $159.8 million, or 40.8% of our total loan portfolio.  Included in the $159.8 million total was $150.1 million in construction and development loans, or 93.9% of our construction loan portfolio, that were made to commercial construction developers, and approximately $9.7 million, or 6.1% of our construction loan portfolio, that were made to consumers.

Commercial Business Loans.  We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry, and professional service areas.  At December 31, 2007, outstanding balances on our individual commercial business loans ranged up to approximately $2.3 million, with an average loan balance of approximately $73,000.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2007, commercial business loans amounted to $24.3 million, or 6.2% of our total loan portfolio.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs.  These loans typically are partially guaranteed by the government, which helps to reduce their risk.  Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan.  As of December 31, 2007, we had not originated any small business loans utilizing government enhancements.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral.  Consumer rates are both fixed and variable, with negotiable terms.  At December 31, 2007, the outstanding balance on our individual consumer loans ranged from approximately $69 to $441,000, with an average loan balance of approximately $18,000.  Our installment loans typically amortize over periods up to 60 months.   Although we typically require monthly payments of interest and a portion of the principal on our revolving loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  At December 31, 2007, consumer loans amounted to $3.5 million, or 0.9% of our loan portfolio.

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by an officer with a higher lending authority. Between the Chief Executive Officer, Senior Commercial Banker and Chief Credit Officer, any two may combine their authority to approve credits up to $1.5 million.  If the loans exceed $1.5 million, then a loan committee comprised of Mr. Coffee and five outside directors may approve the loans up to 10% of the Bank’s capital and surplus.  All loans in excess of this lending limit will be submitted for approval to the entire board of directors.  We do not make any loans to any director or executive officer of the bank unless the loan is approved by the disinterested members of the board of directors of the bank and is on terms not more favorable to such person than would be available to a person not affiliated with the bank.

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

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus.  This limit will increase or decrease as the bank’s capital increases or decreases.  Based upon the capitalization of the bank at December 31, 2007, our legal lending limit was approximately $8.0 million.  Our internal lending limit was $5.2 million at December 31, 2007. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

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

Other Banking Services

We also offer other bank services including safe deposit boxes, traveler’s checks, direct deposit, United States Savings Bonds, and banking by mail.  We are associated with the Cirrus, Master-Money, Pulse, and Subswitch ATM networks, which are available to our customers throughout the country.  We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success.  We also offer internet banking services, bill payment services, and cash management services, along with remote deposit capture and ACH origination.  We do not expect to exercise trust powers during our next few years of operation.

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

As of June 30, 2007, there were 24 financial institutions other than us in Charleston County, and 21 and 22 in Horry and Beaufort County, where our Myrtle Beach and Hilton Head area offices are located, respectively.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia, and Carolina First Bank.  These institutions offer some services, such as extensive and established branch networks and trust services, which we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of March 17, 2008, we had 88 full-time employees and two part-time employees.

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

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

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  If the bank were to become “undercapitalized” (see below “Tidelands Bank -  Prompt Corrective Action”), we would be required to provide a guarantee of the bank’s plan to return to capital adequacy.  Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the bank and are described below under “Tidelands Bank - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends depends on the bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Tidelands bank — Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

As of December 31, 2007, the bank was deemed to be “well capitalized.”

Standards for Safety and Soundness.  The Federal Deposit Insurance Act (“FDIA”) also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth.  The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards.  These guidelines set forth the safety and soundness standards that federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that the bank fails to meet any standards prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Deposit Insurance and Assessments.  Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law — generally $100,000 per accountholder and $250,000 for certain retirement accountholders.  In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007.  The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information — supervisory risk ratings for all institutions, financial ratios for most institutions, including the company, and long-term debt issuer ratings for large institutions that have such ratings.  The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits at institutions that are assigned to the lowest risk category.  This category is expected to encompass substantially all insured institutions, including the bank.  A one-time assessment credit is available to offset up to 100% of the 2007 assessment.  Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010.  For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from 10 cents to 43 cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings and Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits.  For the first quarter of 2007, the FICO assessment rate was 1.22 cents per $100 of assessable deposits.

Transactions with Affiliates and Insiders.  The company is a legal entity separate and distinct from the bank and its other subsidiaries.  Various legal limitations restrict the bank from lending or otherwise supplying funds to the company or its non-bank subsidiaries.  The company and the bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.  Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  The bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.  The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Branching.  Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions.  In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.  However, South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Anti-Tying Restrictions.  Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act.  The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.  Additionally, we must publicly disclose the terms of various CRA-related agreements.

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

Consumer Protection Regulations.  Activities of the bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.  The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act.  The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Effect of Governmental Monetary Policies.  Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Our success also depends, in part, on our continued ability to attract and retain experienced management personnel and loan originators.  The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

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

We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters.  Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets, primarily the Charleston, Myrtle Beach and Hilton Head metropolitan areas.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business.  Interest received on loans represented approximately 88.5% of our interest income for the year ended December 31, 2007.  If an economic downturn occurs in the economy as a whole, or in the Charleston, Myrtle Beach or Hilton Head metropolitan markets, borrowers may be less likely to repay their loans as scheduled or at all.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.  An economic downturn could, therefore, result in losses that could materially and adversely affect our business.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

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

However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events.  In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio was originated recently.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.”  As a result, a portfolio of older loans will usually perform more predictably than a newer portfolio.  As of December 31, 2007, we had only three loans on nonaccrual status totaling approximately $389,000.  In addition, we have charged-off a total of $334,426 in loans since our inception.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2007, approximately $58.5 million, or 14.9%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which eight loans totaling approximately $4.4 million had loan-to-value ratios of 100% or more.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank’s capital.  At December 31, 2007, $38.9 million of our commercial loans, or 73.0% of our bank’s capital, exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our loan losses could exceed our allowance for loan losses.  Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate.  Approximately 88.2% of our loan portfolio is composed of construction, commercial mortgage and commercial loans.  Repayment of such loans is generally considered more subject to market risk than residential mortgage loans.  Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off.

Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2007, approximately 93.0 % of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators.  Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan.  These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans.  Loans that do not fully comply with our loan policies are known as “exceptions.”  We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions.  As of December 31, 2007, approximately 17.7% of the loans in our portfolio included collateral exceptions to our loan policies, which exceeds the 10% suggested by our regulators.  As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in the portfolio that fully comply with our loan policies.  In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.  Although we have taken steps to reduce the number of exceptions in our loan portfolio, we may not be successful in further reducing and managing the number of exceptions in our loan portfolio.

Changes in interest rates may reduce our profitability.

Our profitability depends in large part on our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Approximately 56.6% of our loans were variable rate loans at December 31, 2007, and we were liability sensitive at December 31, 2007.  During 2007, we expect to be liability sensitive over the one year horizon, which means that our net interest income will generally decrease in higher interest rate environments and rise in lower interest rate environments.  Our net interest income will be adversely affected if market interest rates change such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

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

We are limited in the amount we can loan a single borrower by the amount of the bank’s capital.  Our legal lending limit is 15% of the bank’s capital and surplus, or $8.0 million at December 31, 2007.  Our internal lending limit was $5.2 million at December 31, 2007.  Even though our legal lending limit increased after we raised net proceeds of $16.4 million in a public stock offering in October 2006, it is still significantly less than the limit for our larger competitors and may affect our ability to seek relationships with larger businesses in our market area.

We are subject to extensive regulation that could limit or restrict our activities.  This regulation is for the protection of the bank’s depositors and not for the investors.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, for the year ending December 31, 2007, we are required to comply with Section 404 of the Sarbanes-Oxley Act and our management has issued a report on our internal controls over financial reporting.  Our independent registered public accounting firm will be required to provide an attestation with respect to management’s report on our internal controls over financial reporting as of December 31, 2008.  We expect the applicability of these rules and regulations to us will continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We have evaluated our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  In the future, if we or our independent auditors were to identify significant deficiencies or material weaknesses in our internal control over financial reporting that we could not remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and our common stock could ultimately be delisted from the NASDAQ Global Market. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

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

                We are currently engaged in two simultaneous construction projects relating to the improvement of our current facilities and the addition of new facilities expected to last over the next 9 months.  These projects include the construction of two traditional stand-alone branches, one of which will replace a current store-front branch and one represents a new banking location.  We rely on our chief administration officer to oversee these construction projects.  There is a risk that such projects may take longer or result in greater expenses than we intend.  In addition, the time required to oversee such projects could result in management’s attention being materially diverted from the operations of our business.  This could result in an adverse effect on our near-term results of operations.

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

Item 2.  Description of Property.

Our main office facility is located at 875 Lowcountry Boulevard in Mount Pleasant, South Carolina.  The building is a full service banking facility with two drive-through banking stations and an ATM.  The lease has an initial term of 10 years from March 24, 2004 with options for two additional five-year renewal periods.  We paid approximately $191,000 in rent this year.  Our annual rent payments increased in 2007 and will subsequently increase in accordance with a formula based on the Consumer Price Index.

On November 30, 2005, the bank purchased property for $1.6 million, where we constructed a building for our permanent Summerville full service banking facility. This property is located at 1510 Old Trolley Road in Summerville, South Carolina, which opened on April 23, 2007.

On July 8, 2005, the bank purchased property, including a 4,340 square foot building, in the Park West section of Mount Pleasant for $1.6 million.  We opened as a full service banking facility at this location on May 14, 2007.

On July 1, 2007, the bank entered into a lease agreement for the permanent branch location located at 1312 Professional Drive in Myrtle Beach, South Carolina. We have a term of 20 years with an option to extend the term for two successive periods for an additional 10 years each. We pay approximately $12,500 per month in rent.

On August 26, 2005, the bank purchased property and a facility for $1.3 million at 840 Lowcountry Boulevard in Mount Pleasant, South Carolina.  In January 2007, this facility became occupied by our operations departments.

On December 22, 2005, the bank entered into a land lease for a West Ashley location with the intent of building a branch located at 946 Orleans Road in Charleston, South Carolina, which opened on July 2, 2007. The lease has an initial 20-year term and may be extended at the bank’s option for four additional five-year terms.  The lease requires monthly payments of $5,833 for the first five years, which increases 12% every fifth year thereafter.

On September 28, 2006, the bank entered into a lease for office space for its Bluffton loan production office. The lease has an initial one-year term and may be extended at the bank’s option for an additional 12 month term.  The lease requires monthly payments of $3,000 per month.  In addition, the Bank leased office space for the permanent Bluffton branch location. The lease was originated on June 13, 2007 and has a 20-year term with four five-year renewal options.

On March 20, 2007, the bank also leased office space for its future Murrells Inlet branch location. The lease has a 20-year term and does not require monthly payments until July 1, 2008.

On April 24, 2007, the bank entered into a lease for office space located at 830 Lowcountry Boulevard, Mount Pleasant, SC for executive offices. The lease has a 20-year term with four five-year renewal options. The lease requires monthly payments of $9,167 for the first five years, increased 7½% every fifth year thereafter.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

In connection with our public offering in October 2006, our common stock was approved for listing on the NASDAQ Global Market under the symbol “TDBK.”  Prior to October 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “TDBK.OB.”  As of December 31, 2007, we had approximately 531 shareholders of record.

The following table shows the reported high and low closing prices for shares of our common stock published by NASDAQ beginning with the fourth quarter of 2005.  For the prior periods indicated, the table shows the reported high and low bid information on the OTC Bulletin Board.  The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  Prior to our listing on NASDAQ, there was limited trading, at widely varying prices, and trading had not created an active market for our common stock. Thus, the prices at which trades occurred may not be representative of the actual value of our common stock. On a number of days during this period, there were no trades at all in our common stock.

	High	Low
2007
Fourth Quarter	$13.14	$9.50
Third Quarter	13.55	12.77
Second Quarter	14.30	13.11
First Quarter	15.39	14.15

2006
Fourth Quarter	$18.00	$14.51
Third Quarter	18.35	17.50
Second Quarter	20.00	12.50
First Quarter	12.75	9.75

2005
Fourth Quarter	$9.98	$9.98

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, Tidelands Bank, to pay dividends to us.  As a South Carolina state bank, Tidelands Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital.  At December 31, 2007, the bank was no longer prohibited from declaring a dividend.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.  Our discussion and analysis for the years ended December 31, 2007, 2006 and 2005 is based on our audited financial statements for such periods.  The following discussion describes our results of operations for the year ended December 31, 2007 as compared to December 31, 2006 and 2005, and also analyzes our financial condition as of December 31, 2007 as compared to December 31, 2006.

Overview

We were incorporated in March 2002 to organize and serve as the holding company for Tidelands Bank.  Since we opened our bank in October 2003, we have grown total assets to $512.3 million, loans to $391.3 million, and deposits to $388.2 million.

Like most community banks, we derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

Critical Accounting Policies

                We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2007.

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

Results of Operations

Income Statement Review

Summary

                Our net income was approximately $413,000, $1.5 million and $40,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Net income before income tax expense was $688,000, $2.4 million and $60,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In comparing year-ends December 31, 2007 and 2006, the $1.7 million decrease in net income before tax expense resulted from increases of $2.5 million in net interest income and $568,000 in other income offset by a $5.0 million increase in noninterest expense.  Noninterest expense increased in 2007 as a result of increases in salaries and benefits, occupancy costs, marketing and other expenses that are largely associated with our growth, as well as increased professional fees, including costs for implementation of Sarbanes-Oxley related requirements.  Noninterest income increased from $787,000 for the year ended December 31, 2006 to $1.4 million for the year ended December 31, 2007.  For the years ended December 31, 2006 and 2005, the $2.3 million increase in net income before tax expense resulted from increases of $4.7 million in net interest income and $312,000 in other income partially offset by a $3.1 million increase in noninterest expense. Noninterest income increased from $475,000 for the year ended December 31, 2005 to $787,000 for the year ended December 31, 2006.  We recorded provisions for loan losses of $1.0 million, $1.2 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio is the primary driver of the increase in net interest income. During the years ended December 31, 2007 and 2006, our loan portfolio increased $118.1 million and $93.5 million, respectively.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income. Since loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.   However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  At December 31, 2007, loans represented 76.4% of total assets, while securities and federal funds sold represented 18.0% of total assets.  While we plan to continue our focus on increasing the loan portfolio, we also anticipate proportionately increasing the size of the investment portfolio.

The current interest rate environment, which is relatively low by historical measures, has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in a growing branch environment, which in turn allowed us to focus on growing our loan portfolio.  At December 31, 2007, retail deposits represented $131.2 million, or 28.0% of total funding, which includes total deposits plus securities sold under agreements to repurchase and other borrowings.  Commercial deposits represented $30.2 million, or 6.4% of total funding, borrowings represented $80.7 million, or 17.2% of total funding, and wholesale out-of-market deposits represented $226.8 million, or 48.4% of total funding.

We converted two of our loan production offices into temporary full service banking facilities, one in the second quarter of 2005 in Summerville, South Carolina and the other in the fourth quarter of 2005 in Myrtle Beach, South Carolina.   On April 23, 2007, we opened the permanent full service banking facility in our Summerville location.  We opened the permanent facility for our full service branch in Myrtle Beach on June 20, 2007. In addition, we opened a new full service branch office in the Park West area of Mount Pleasant on May 14, 2007 and converted the loan production office in the West Ashley area of Charleston to a full service branch office on July 2, 2007. We also opened a loan production office in Bluffton, the Hilton Head area of South Carolina, in October 2006. The Bluffton loan production office was converted into a temporary full service banking facility in September 2007 and we plan to operate out of this temporary facility until construction on the permanent facility is complete. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates.

We plan to continue to offer aggressive rates on investment checking and money market accounts.  Based on prior experience, we anticipate the majority of these funds to be retained as core deposits.  Our goal is to maintain a higher percentage of assets being funded by “in market” retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  Although we anticipate that these additional retail deposit offices will assist us in meeting these objectives, we also anticipate that the current deposit strategies and the opening of new offices had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our new markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Our net interest income for the year ended December 31, 2007 increased because we had more interest-earning assets than interest-bearing liabilities.  For the years ended December 31, 2007, 2006 and 2005, average interest-earning assets exceeded average interest-bearing liabilities by $27.2 million, $27.6 million, and $22.0 million, respectively.

The impact of the Federal Reserve’s recent interest rate decreases will result in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest spread and net interest margin decreased during the year ended December 31, 2007 as a result of the bank having more interest-earning liabilities than interest-bearing assets that repriced as market rates began to increase over the period.  Our net interest margins for the years ended December 31, 2007, 2006 and 2005 were 3.05%, 3.63% and 3.75%, respectively.  During the year ended December 31, 2006, the net interest spread and net interest margin decreased as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates increased over the period. We anticipate that the recent decreases in short-term rates will result in a decrease in loan yields, while lower rates on our interest deposits and borrowings will also result in lower cost of funds to us.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” tables show the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2007, 2006 and 2005.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Years Ended December 31, 2007, 2006 and 2005

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three years ended December 31, 2007, 2006 and 2005, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

	Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Earning assets:
Interest bearing balances	$283	$16	5.74%	$51	$3	5.15%	$28	$1	3.57%
Federal funds sold	13,573	702	5.17%	6,103	323	5.29%	6,416	215	3.36%
Taxable investment securities	42,885	2,463	5.74%	24,483	1,307	5.34%	13,333	632	4.74%
Non-taxable investment securities.	11,035	440	3.98%	180	7	3.79%	—	—	—%
Loans receivable	339,774	27,805	8.18%	242,349	20,130	8.31%	118,531	8,383	7.07%
Total earning assets	407,550	31,426	7.71%	273,166	21,770	7.97%	138,308	9,231	6.67%

Nonearning assets:
Cash and due from banks	1,577			2,031			1,581
Mortgage loans held for sale	1,640			1,323			782
Premises and equipment, net	14,974			6,453			2,221
Other assets	12,256			4,353			1,824
Allowance for loan losses	(4,117)			(3,032)			(1,438)
Total nonearning assets	26,330			11,128			4,970
Total assets	$433,880			$284,294			$143,278

Interest-bearing liabilities:
Interest bearing transaction accounts	$6,718	240	3.58%	$3,697	115	3.11%	$3,285	41	1.26%
Savings & money market	186,732	9,081	4.86%	133,311	6,228	4.67%	69,212	2,504	3.62%
Time deposits less than $100,000	131,130	6,691	5.10%	73,897	3,616	4.89%	19,430	652	3.35%
Time deposits greater than $100,000	10,418	562	5.39%	10,531	487	4.62%	16,867	560	3.32%
Junior subordinated debentures	8,248	561	6.80%	7,073	470	6.65%	—	—	—%
Advances from FHLB	20,575	1,012	4.92%	7,847	423	5.38%	—	—	—%
Securities sold under repurchase agreement	14,828	736	4.96%	7,804	424	5.44%	6,500	236	3.62%
Federal funds purchased	856	47	5.50%	540	28	5.14%	80	3	3.41%
ESOP borrowings	854	60	7.02%	—	—	—%	—	—	—%
Other borrowings	—	—	—%	834	57	6.85%	955	55	5.78%
Total interest-bearing liabilities	380,359	18,990	4.99%	245,534	11,848	4.83%	116,329	4,051	3.48%

Noninterest-bearing liabilities:
Demand deposits	10,550			9,693			6,992
Other liabilities	1,710			1,395			601
Shareholders’ equity	41,261			27,672			19,356

Total liabilities and shareholders’ equity	$433,880			$284,294			$143,278
Net interest income		$12,436			$9,922			$5,180
Net interest spread			2.72%			3.14%			3.19%
Net interest margin			3.05%			3.63%			3.75%

(1) Includes nonaccruing loans

Our net interest spread was 2.72%, 3.14% and 3.19% for the years ended December 31, 2007, 2006 and 2005, respectively.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the years ended December 31, 2007, 2006 and 2005 was 3.05%, 3.63% and 3.75%, respectively. During 2007, interest-earning assets averaged $407.6 million, compared to $273.2 million in 2006 and $138.3 million in 2005. During the same periods, average interest-bearing liabilities were $380.4 million, $245.5 million, and $116.3 million, respectively.

The net interest spread and net interest margin decreased during the year ended December 31, 2007 as a result of the bank having more interest-earning liabilities than interest-bearing assets that repriced as market rates changed over the period and the bank’s reliance on higher rate wholesale funding sources.  The net interest spread and net interest margin also decreased during the year ended December 31, 2006 as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates increased over the period.

Net interest income, the largest component of our income, was $12.4 million, $9.9 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The significant increase in 2007 and 2006 resulted from higher levels of both average earning assets and interest-bearing liabilities, rather than from an increase in the net interest spread.

The $2.5 million increase in net interest income for the year ended December 31, 2007 compared to the same period in 2006 resulted from a $9.7 million increase in interest income offset by a $7.2 million increase in interest expense.  The $4.7 million increase in net interest income for the year ended December 31, 2006 compared to the same period in 2005 resulted from a $12.5 million increase in interest income offset by a $7.8 million increase in interest expense.

Interest income for the year ended December 31, 2007 was $31.4 million, consisting primarily of $27.8 million on loans, $2.9 million on investments and interest bearing balances, and $702,000 on federal funds sold.  Interest income for the year ended December 31, 2006 was $21.8 million, consisting primarily of $20.1 million on loans, $1.3 million on investments and interest bearing balances, and $323,000 on federal funds sold.  Interest income for the year ended December 31, 2005 was $9.2 million, consisting of $8.4 million on loans, $632,000 on investments and $215,000 on federal funds sold.  Interest and fees on loans represented 88.5%, 92.5% and 90.8% of total interest income for the years ended December 31, 2007, 2006 and 2005, respectively. Meanwhile, income from investments, federal funds sold and interest bearing balances represented 11.5%, 7.5% and 9.2% of total interest income for the years ended December 31, 2007, 2006 and 2005, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.4%, 88.7% and 85.7% of average interest-earning assets for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest expense for the year ended December 31, 2007 was approximately $19.0 million, consisting primarily of $16.6 million related to deposits, $736,000 related to securities sold under repurchase agreements, $107,000 federal funds purchased and other borrowings, $561,000 related to junior subordinated debentures and $1.0 million related to FHLB advances. Interest expense for the year ended December 31, 2006 was approximately $11.8 million, consisting primarily of $10.4 million related to deposits, $424,000 related to securities sold under repurchase agreements, $85,000 federal funds purchased and other borrowings, $470,000 related to junior subordinated debentures and $423,000 related to FHLB advances. Interest expense for the year ended December 31, 2005 was approximately $4.1 million, consisting of $3.8 million related to deposits, $236,000 related to securities sold under repurchase agreements and $58,000 federal funds purchased and other borrowings.   Interest expense on deposits for the years ended December 31, 2007, 2006 and 2005 represented 87.3%, 88.2% and 92.8% respectively, of total interest expense. Meanwhile, interest expense on borrowings represented 12.7%, 11.8% and 7.2% of total interest expense at December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2007, average interest-bearing liabilities were higher by $134.8 million than for the same period in 2006, while other borrowings and federal funds purchased averaged $336,000 higher, FHLB advances averaged $12.7 million higher, junior subordinated debentures averaged $1.2 million higher and securities sold under repurchase agreement averaged $7.0 million higher than for the same period ended December 31, 2006.  During the year ended December 31, 2006, average interest-bearing liabilities were higher by $129.2 million than for the same period in 2005, while other borrowings and federal funds purchased averaged $339,000 million higher, FHLB advances averaged $7.8 million higher, junior subordinated debentures averaged $7.1 million higher and securities sold under repurchase agreement averaged $1.3 million higher than for the same period ended December 31, 2005.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended December 31, 2007 vs. December 31, 2006				Year Ended December 31, 2006 vs. December 31, 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$8,093	$(298)	$(120)	$7,675	$8,756	$1,463	$1,528	$11,747
Taxable investment securities	982	100	74	1,156	529	80	66	675
Non-taxable investment securities	412	—	21	433	—	—	7	7
Federal funds sold	395	(8)	(8)	379	(10)	124	(6)	108
Interest bearing balances	12	—	1	13	1	—	1	2
Total interest income	9,894	(206)	(32)	9,656	9,276	1,667	1,596	12,539

Interest expense
Deposits	5,357	510	261	6,128	3,890	1,375	1,423	6,688
Junior subordinated debentures	78	11	2	91	—	—	470	470
Advances from FHLB	685	(36)	(59)	590	—	—	423	423
Securities sold under repurchase agreements	382	(37)	(33)	312	47	118	24	189
Federal funds purchased	17	—	1	18	16	1	8	25
ESOP borrowings	—	—	60	60	—	—	—	—
Other borrowings	(57)	(57)	57	(57)	(7)	10	(1)	2
Total interest expense	6,462	391	289	7,142	3,946	1,504	2,347	7,797

Net interest income	$3,432	$(597)	$(321)	$2,514	$5,330	$163	$(751)	$4,742

Provision for Loan Losses

                We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Balance Sheet Review - Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Included in the statement of operations for the years ended December 31, 2007, 2006 and 2005 is a noncash expense related to the provision for loan losses of approximately $1.0 million, $1.2 million and $1.5 million, respectively.   The increases in the allowance relates to our decision to increase the allowance in response to the $118.1 million, $93.5 million and $124.4 million growth in loans for the years ended December 31, 2007, 2006 and 2005, respectively.  The allowance for loan losses was approximately $4.2 million, $3.5 million and $2.2 million as of December 31, 2007, 2006 and 2005, respectively.  The allowance for loan losses as a percentage of gross loans was 1.06% at December 31, 2007, 1.27% at December 31, 2006 and 1.25% at December 31, 2005.  At December 31, 2007, we had three nonperforming loans totaling approximately $389,000.  Net charge offs amounted to approximately $334,000 for the year ended December 31, 2007.  We had two nonperforming loans totaling approximately $2.0 million at December 31, 2006.

Noninterest Income

                The following table sets forth information related to our noninterest income:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Service fees on deposit accounts	$35	$24	$13
Residential mortgage origination fees	651	573	337
Origination income on mortgage loans sold	113	91	62
Gain (loss) on sale of investment securities	38	(137)	—
Gain on sale of property and equipment	10	14	—
Other service fees and commissions	193	144	55
Bank owned life insurance	290	59	—
Other	25	19	8
Total noninterest income	$1,355	$787	$475

Noninterest income for the year ended December 31, 2007 was approximately $1.4 million, an increase of $568,000 compared to noninterest income of $787,000 during the same period in 2006. Noninterest income for the year ended December 31, 2006 was approximately $787,000, an increase of $312,000 compared to noninterest income of $475,000 during the same period in 2005. The increase was attributable to an increase in mortgage origination income, other service fees and other income.  Residential mortgage origination fees increased approximately $78,000 from 2006 and $236,000 from 2005.

Residential mortgage origination fees consist primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party.  Residential mortgage origination fees were $651,000, $573,000 and $337,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  The additional $78,000 in 2007 and $236,000 in 2006 related primarily to increased volume in the mortgage department as we expanded this line of business with additional originators. Origination income on mortgage loans sold includes the interest income collected on mortgage payments prior to selling these loans to investors. Accordingly, we received $113,000 of origination income on mortgage loans sold in 2007 compared to $91,000 in 2006 and $62,000 in 2005. We anticipate that the level of mortgage origination fees will decrease if the mortgage refinancing business declines due to deteriorating economic conditions.

Service fees on deposit accounts consist primarily of service charges on our checking, money market, and savings accounts.  Such fees were $35,000, $24,000 and $13,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The additional $11,000 in income for 2007 and 2006 resulted from a larger number of customer accounts.

Other service fees, commissions, and the fee income received from customer non-sufficient funds transactions increased $49,000 to $193,000 for the year ended December 31, 2007 and increased $89,000 to $144,000 for the year ended December 31, 2006. The increase is attributed to the growing number of customers to whom we provide financial services.

An additional $290,000 and $59,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the year ended December 31, 2007 and 2006. Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers.  Other income was $25,000, $19,000 and $8,000 for the year ended December 31, 2007, 2006 and 2005, respectively.

Noninterest Expense

                The following table sets forth information related to our noninterest expense.

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Salaries and benefits	$6,918	$4,484	$2,309
Occupancy	1,030	486	335
Furniture and equipment expense	484	298	265
Professional fees	1,108	511	238
Advertising and marketing	647	250	125
Insurance	360	108	72
Data processing and related costs	275	179	124
Telephone	153	75	50
Postage	26	24	18
Office supplies, stationery and printing	171	74	93
Other	905	635	422
Total noninterest expense	$12,077	$7,124	$4,051

We incurred noninterest expense of $12.1 million for the year ended December 31, 2007 compared to $7.1 million for the year ended December 31, 2006 and $4.1 million for the year ended December 31, 2005.  For the year ended December 31, 2007, the $2.4 million increase in salaries and benefits and $597,000 increase in professional fees including costs for implementation of Sarbanes-Oxley accounted for 61.2% of the $4.9 million increase in noninterest expense for the year ended December 31, 2007 compared to the same period in 2006.  The increase was due to additional personnel and facilities to better service our customers. The remaining $1.9 million increase resulted primarily from increases of $544,000 in occupancy, $186,000 in furniture and equipment expense, $397,000 in marketing costs, $252,000 in insurance costs, $96,000 in data processing and related costs, and $447,000 in other expense.  For the year ended December 31, 2006, the $2.2 million increase in salaries and benefits and $273,000 increase in professional fees accounted for 80.0% of the $3.1 million increase in noninterest expense for the year ended December 31, 2006 compared to the same period in 2005.  The increase was due to additional personnel and facilities to better service our customers. The remaining $625,000 increase resulted primarily from increases of $151,000 in occupancy, $33,000 in furniture and equipment expense, $125,000 in marketing costs, $36,000 in insurance costs, $55,000 in data processing and related costs, and $225,000 in other expense.  A significant portion of the increase in professional fees is related to additional legal, audit and compliance expenses.  The increase in marketing expense relates to expanding our market awareness in the Charleston, Myrtle Beach and Hilton Head markets, while a significant portion of the increase in other expense was due to increased costs of postage, office supplies, and additional staff education and training.

Salary and benefit expense was $6.9 million, $4.5 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Salaries and benefits represented 57.3%, 62.9% and 57.0% of our total noninterest expense for the years ended December 31, 2007, 2006 and 2005, respectively.  The $2.4 million increase in salaries and benefits expense in 2007 compared to 2006 resulted primarily from increases of $1.9 million in base compensation, $452,000 in stock compensation expense, $326,000 in higher benefits costs and a decrease of $228,000 in additional incentive compensation. The $1.9 million increase in base compensation expense related to the cost of employing 27 additional employees in 2007, as well as annual salary increases. The $2.2 million increase in salaries and benefits expense in 2006 compared to 2005 resulted primarily from increases of $1.3 million in base compensation, $389,000 in additional incentive compensation, $248,000 in stock compensation expense and $283,000 in higher benefits costs.  The $1.3 million increase in base compensation expense related to the cost of employing 21 additional employees in 2006, as well as annual salary increases.

Data processing and related costs were $275,000, $179,000 and $124,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  During the year ended December 31, 2007, our data processing costs for our core processing system were $218,000 compared to $113,000 for the year ended December 31, 2006 and $84,000 for the year ended December 31, 2005.  We have contracted with an outside computer service company to provide our core data processing services.

Data processing costs increased $96,000, or 53.6%, for the year ended December 31, 2007 compared to the same period in 2006.  Data processing costs increased $55,000, or 44.4%, for the year ended December 31, 2006 compared to the same period in 2005.  A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions, all of which have grown commensurate with the overall growth of the bank’s assets and liabilities.

Income tax expense was $275,000, $874,000 and $20,000 for the year ended December 31, 2007, 2006 and 2005, respectively.  The income tax expense is based on an effective tax rate of 40.0%, 37.0% and 34.0% for the year ended December 31, 2007, 2006 and 2005, respectively.

Balance Sheet Review

General

At December 31, 2007, we had total assets of $512.3 million, consisting principally of $387.2 million in net loans, $1.4 million in loans held for sale, $90.1 million in securities, $1.9 million in federal funds sold, $17.8 million in net premises, furniture and equipment, and $725,000 in cash and due from banks.  Our liabilities at December 31, 2007 totaled $471.3 million, consisting principally of $388.2 million in deposits, $41.0 million in securities sold under agreements to repurchase, $8.2 million in junior subordinated debentures and $29.0 million in FHLB advances.  At December 31, 2007, our shareholders’ equity was $41.0 million.

Federal Funds Sold

At December 31, 2007, our $1.9 million in short-term investments in federal funds sold on an overnight basis comprised 0.38% of total assets, compared to $2.5 million, or 0.75% of total assets, at December 31, 2006.

Investments

At December 31, 2007, the $88.0 million in our available for sale investment securities portfolio represented approximately 17.2% of our total assets.  We held U.S. government agency securities, government sponsored enterprises, municipals, mortgage-backed securities and preferred stocks with a fair value of $88.0 million and an amortized cost of $87.2 million for a net unrealized gain of $792,000.  As a result of the relatively low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Contractual maturities and yields on our investments at December 31, 2007 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. agencies	$—	—%	$—	—%	$1,025	5.98%	$13,238	5.90%	$14,263	5.91%
Government- sponsored enterprises	—	—%	1,011	5.31%	14,651	5.61%	17,992	5.79%	33,654	5.70%
Mortgage-backed securities	—	—%	—	—%	—	—%	24,247	5.55%	24,247	5.55%
Municipals	—	—%	—	—%	279	4.07%	12,121	3.96%	12,400	3.97%
Preferred stocks	—	—%	—	—%	—	—%	3,472	8.05%	3,472	8.05%
Total	$—	—%	$1,011	5.31%	$15,955	5.61%	$71,070	5.52%	$88,036	5.53%

At December 31, 2007, our investments included U.S. government agency bonds issued by the Federal Farm Credit Bank with an amortized cost of approximately $14.0 million. Government sponsored enterprises consist of securities issued by the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $9.6 million, $10.0 million, and $13.7 million, respectively. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of approximately $16.6 million and $7.4 million, respectively. Municipals consist of securities issued by various different municipalities with an amortized cost of $12.4 million. The preferred stocks consist of securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $1.6 million and $2.0 million.

Other nonmarketable equity securities at December 31, 2007 consisted of Federal Home Loan Bank stock with a cost of $1,909,300 and other investments of $151,640.

The amortized costs and the fair value of our investments at December 31, 2007, 2006 and 2005 are shown in the following table.

	December 31, 2007		December 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
U.S. Government agencies	$14,034	$14,263	$3,016	$2,981	$—	$—
Government-sponsored enterprises	33,238	33,654	24,604	24,693	1,496	1,482
Mortgage-backed securities	23,979	24,247	6,108	6,204	10,561	10,300
Municipals	12,440	12,400	3,626	3,626	—	—
Preferred stock	3,553	3,472	—	—	—	—
Total	$87,244	$88,036	$37,354	$37,504	$12,057	$11,782

Loans

                Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, 2007 and 2006 were $339.8 million and $242.3 million, respectively.  Gross loans outstanding at December 31, 2007 and 2006 were $391.3 million and $273.2 million, respectively.

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

The following table summarizes the composition of our loan portfolio at December 31, 2007, 2006, 2005, 2004 and 2003:

	2007		2006		2005		2004		2003
	(dollars in thousands)
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial and industrial	$24,350	6.2%	$24,631	9.0%	$11,360	6.3%	$7,173	13.0%	$1,863	18.8%

Real Estate
Mortgage	204,068	52.2%	124,715	45.7%	85,025	47.3%	29,837	54.0%	4,057	40.9%
Construction	159,815	40.8%	122,210	44.7%	81,878	45.6%	16,918	30.6%	3,170	31.9%
Total real estate	363,883	93.0%	246,925	90.4%	166,903	92.9%	46,755	84.6%	7,227	72.8%

Consumer
Consumer	3,467	0.9%	1,901	0.7%	1,708	1.0%	1,509	2.7%	857	8.6%
Deferred origination fees, net	(350)	(0.1)%	(247)	(0.1)%	(311)	(0.2)%	(146)	(0.3)%	(20)	(0.2)%

Total gross loans, net of deferred fees	391,350	100.0%	273,210	100.0%	179,660	100.0%	55,291	100.0%	9,927	100.0%
Less — allowance for loan losses	(4,158)		(3,467)		(2,245)		(700)		(135)
Total loans, net	$387,192		$269,743		$177,415		$54,591		$9,792

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2007.

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$12,108	$10,274	$1,968	$24,350
Real estate	126,328	186,030	51,525	363,883
Consumer	806	2,183	478	3,467
Deferred origination fees, net	(85)	(231)	(34)	(350)
Total gross loans, net of deferred fees	$139,157	$198,256	$53,937	$391,350

Loans maturing after one year with:
Fixed interest rates				$132,598
Floating interest rates				119,860
Total				$252,458

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

The following table summarizes the activity related to our allowance for loan losses.

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance, beginning of year	$3,467	$2,245	$700	$135	$—
Charge offs, Commercial and Industrial	116	—	—	—	—
Charge offs, Real Estate Mortgage	—	—	—	—	—
Charge offs, Real Estate Contstruction	218	—	—	—	—
Charge offs, Consumer	1	—	—	—	—
Recoveries	1	—	—	—	—
Provision for loan losses	1,025	1,222	1,545	565	135
Balance, end of year	$4,158	$3,467	$2,245	$700	$135

Total loans outstanding at end of period	$391,350	$273,210	$179,660	$55,291	$9,927
Allowance for loan losses to gross loans	1.06%	1.27%	1.25%	1.27%	1.36%
Net charge-offs to average loans	0.10%	0.00%	0.00%	0.00%	0.00%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system that we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

The following table sets forth our nonperforming assets.

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Nonaccrual loans	$389	$1,965	$—	$—	$—
Loans 90 days or more past due and still accruing interest	—	—	—	—	—
Loans restructured or otherwise impaired	—	—	—	—	—
Total impaired loans	389	1,965	—	—	—
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$389	$1,965	$—	$—	$—

Nonperforming assets to gross loans	0.10%	0.72%	0.00%	0.00%	0.00%

The bank had three nonperforming assets at December 31, 2007 totaling $389,000 and two nonperforming assets totaling $2.0 million at December 31, 2006.  As of December 31, 2005, we did not have any nonperforming assets and no loans past due 30 days or more. At December 31, 2007, 2006, and 2005, the allowance for loan losses was $4,158,000, $3,467,000, and $2,245,000, respectively, or 1.06%, 1.27% and 1.25%, respectively, of outstanding loans.  As of December 31, 2007, we had 30 loans with a current principal balance of $10.1 million on the watch list. At December 31, 2007, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the year ended December 31, 2007, we received approximately $4,400 in interest income in relation to loans on nonaccrual status and approximately $48,000 in foregone interest income that was related to loans on nonaccrual status.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market, through various arrangements including brokered deposits.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain longer-term deposits than are readily available in our local market.  We anticipate that the ratio of out-of-market deposits will decline after we open additional retail deposit offices.  The amount of out-of-market deposits was $226.8 million, or 58.4% of total deposits, at December 31, 2007 compared to $110.7 million, or 42.7% of total deposits, at December 31, 2006.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 100.8% and 105.4% at December 31, 2007 and 2006, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2007, 2006 and 2005.

	December 31, 2007		December 31, 2006		December 31, 2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$10,550	—%	$9,693	—%	$6,992	—%
Interest bearing demand deposits	6,718	3.58%	3,697	3.11%	3,285	1.26%
Savings and money market accounts	186,732	4.86%	133,311	4.67%	69,212	3.62%
Time deposits less than $100,000	131,130	5.10%	73,897	4.89%	19,430	3.35%
Time deposits greater than $100,000	10,418	5.39%	10,531	4.62%	16,867	3.32%
Total deposits	$345,548	4.80%	$231,129	4.52%	$115,786	3.25%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(in thousands)
Three months or less	$7,344	$2,812	$2,951
Over three through six months	20,111	3,084	4,617
Over six though twelve months	1,183	1,207	3,334
Over twelve months	1,238	711	200
Total	$29,876	$7,814	$11,102

The increase in time deposits of $100,000 or more for the year ended December 31, 2007 compared to the same period in 2006 resulted from our funding the growth of the bank with a variety of deposits products and the utilization of deposits that were obtained outside of our primary market.

Borrowings

The following table outlines our various sources of borrowed funds during the years ended December 31, 2007, 2006, and 2005, and the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the year ended December 31, 2007:
Securities sold under agreement to repurchase	$41,040	4.54%	$41,040	$14,828	4.96%
Junior subordinated debentures	8,248	6.61%	8,248	8,248	6.80%
Advances from FHLB	29,000	4.20%	30,000	20,575	4.92%
Federal funds purchased	—	—%	10,870	856	5.50%
ESOP borrowings	2,428	6.50%	2,428	854	7.02%

At or for the year ended December 31, 2006:
Note payable	$—	—%	$1,593	$825	6.88%
Securities sold under agreement to repurchase	10,000	5.57%	10,000	7,804	5.44%
Junior subordinated debentures	8,248	6.75%	8,248	7,073	6.65%
Advances from FHLB	16,000	5.27%	16,000	7,847	5.38%
Other borrowings	—	—%	29	9	3.75%
Federal funds purchased	—	—%	6,346	540	5.14%

At or for the year ended December 31, 2005:
Note payable	$1,541	6.25%	$1,541	$651	5.72%
Securities sold under agreement to repurchase	6,500	4.66%	6,500	6,500	3.62%
Junior subordinated debentures	—	—%	—	—	—%
Advance from FHLB	—	—%	—	—	—%
Other borrowings	30	3.30%	2,050	304	4.47%
Federal funds purchased	—	—%	937	80	3.41%

Capital Resources

Total shareholders’ equity was $41.0 million at December 31, 2007 and $41.8 million at December 31, 2006.  The decrease is attributable to proceeds from the exercise of stock options of $43,199, a decrease of $2,427,500 in the guarantee of ESOP borrowings, net of current year reductions, plus an increase of $405,749 in the fair value of available for sale securities, stock-based compensation expense of $699,964 and net income of $413,304 for the year ended December 31, 2007. Since our inception, we have not paid any cash dividends.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Return on average assets	0.10%	0.52%	0.03%

Return on average equity	1.00%	5.38%	0.20%

Equity to assets ratio	9.51%	9.73%	13.51%

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

The following table sets forth the company’s various capital ratios at December 31, 2007 and 2006. For all periods, the company was considered “well capitalized.”

	2007	2006
Leverage ratio	9.58%	14.03%
Tier 1 risk-based capital ratio	11.39%	16.86%
Total risk-based capital ratio	12.39%	18.06%

The following table sets forth the bank’s various capital ratios at December 31, 2007 and 2006.  For all periods, the bank was considered “well capitalized.”

	2007	2006
Leverage ratio	9.93%	14.02%
Tier 1 risk-based capital ratio	11.80%	16.52%
Total risk-based capital ratio	12.80%	17.72%

We intend to maintain a capital level for the bank that exceeds the FDIC requirements to be classified as a “well capitalized” bank.  To provide the additional capital needed to support our bank’s growth in assets, during the first quarter of 2005 we borrowed $2.1 million under a short-term holding company line of credit. On March 31, 2005, we completed a private placement of 1,712,000 shares at $9.35 to increase the capital of the bank.  Net proceeds from the offering were approximately $14.9 million.  Upon closing the transaction, the holding company line of credit was repaid in full. On February 22, 2006, Tidelands Statutory Trust, a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating net proceeds of $8.0 million.  The trust loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. On October 10, 2006, we closed a public offering in which 1,200,000 shares of our common stock were issued at a purchase price of $15.00 per share.  Net proceeds after deducting the underwriter’s discount and expenses were $16.4 million.  We are using the proceeds from the offering to support the growth of the company and the bank.

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

Off-Balance Sheet Risk

                Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2007, unfunded commitments to extend credit were $60.4 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

                At December 31, 2007, there were commitments totaling approximately $1.4 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” and net interest income simulations. Interest sensitivity gap is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

Approximately 56.6% of our loans were variable rate loans at December 31, 2007 and 88.7% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.   While, a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will

reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

                At December 31, 2007 and 2006, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $2.7 million and $5.4 million, or 0.5% and 1.6% of total assets, respectively.  Our available for sale securities at December 31, 2007 and 2006 amounted to $88.0 million and $37.5 million, or 17.2% and 11.1% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $52.5 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During most of 2006 and 2007, as a result of historically low rates that were being earned on short-term investments, we chose to maintain a lower than normal level of short-term securities.  In addition, we maintain three federal funds purchased lines of credit with correspondent banks totaling $24.5 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.  At December 31, 2007, we had $29.0 million in total advances and letters of credit from the FHLB with an excess lendable collateral value of approximately $18.2 million.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2007, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.  The interest sensitivity table shown below does not reflect the optionality which inherently exists in both the loan and deposit portfolio.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$1,945	$—	$—	$—	$1,945
Investment securities	6,918	3,471	45,518	32,129	88,036
Loans	232,974	27,406	80,248	50,722	391,350
Total interest-earning assets	$241,837	$30,877	$125,766	$82,851	$481,331

Interest-bearing liabilities:
Money market and NOW	$208,166	$—	$—	$—	$208,166
Regular savings	128	—	—	—	128
Time deposits	40,043	77,785	46,400	5,457	169,685
Junior subordinated debentures	8,248	—	—	—	8,248
Other borrowings	72,468	—	—	—	72,468
Total interest-bearing liabilities	$329,053	$77,785	$46,400	$5,457	$458,695

Period gap	$(87,216)	$(46,908)	$79,366	$77,394	$22,636
Cumulative gap	$(87,216)	$(134,124)	$(54,758)	$22,636	$22,636

Ratio of cumulative gap to total earning assets	(18.12)%	(27.87)%	(11.38)%	4.70%	4.70%

Item 7:  Financial Statements.

INDEX TO AUDITED FINANCIAL STATEMENTS

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Tidelands Bancshares, Inc.

Mount Pleasant, South Carolina

We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and its subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc., and its subsidiary, as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Tidelands Bancshares, Inc.’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Elliott Davis, LLC

Columbia, South Carolina

March 18, 2008

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
Assets:	2007	2006
Cash and cash equivalents:
Cash and due from banks	$724,957	$2,899,995
Federal funds sold	1,945,000	2,514,000
Total cash and cash equivalents	2,669,957	5,413,995
Securities available for sale	88,036,109	37,503,989
Nonmarketable equity securities	2,060,940	1,182,100
Total securities	90,097,049	38,686,089
Mortgage loans held for sale	1,426,800	2,557,434
Loans receivable	391,349,869	273,210,128
Less allowance for loan losses	4,158,324	3,467,000
Loans, net	387,191,545	269,743,128
Premises, furniture and equipment, net	17,759,388	8,784,902
Accrued interest receivable	3,164,124	1,920,279
Bank owned life insurance	7,849,156	7,559,124
Other assets	2,111,572	1,907,133
Total assets	$512,269,591	$336,572,084

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$10,191,152	$9,461,150
Interest-bearing transaction accounts	8,460,166	5,956,213
Savings and money market	199,833,835	138,834,651
Time deposits $100,000 and over	29,876,086	7,814,307
Other time deposits	139,808,202	97,066,376
Total deposits	388,169,441	259,132,697

Securities sold under agreements to repurchase	41,040,000	10,000,000
Junior subordinated debentures	8,248,000	8,248,000
Advances from Federal Home Loan Bank	29,000,000	16,000,000
ESOP borrowings	2,427,500	—
Accrued interest payable	1,341,161	971,432
Other liabilities	1,088,319	399,501
Total liabilities	471,314,421	294,751,630

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 and 4,272,385 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	42,772	42,724
Unearned ESOP shares	(2,427,500)	—
Capital surplus	42,788,666	42,045,551
Retained earnings (deficit)	49,164	(364,140)
Accumulated other comprehensive income	502,068	96,319
Total shareholders’ equity	40,955,170	41,820,454
Total liabilities and shareholders’ equity	$512,269,591	$336,572,084

The accompanying notes are integral to these financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income:
Loans, including fees	$27,805,332	$20,130,292	$8,382,809
Securities available for sale, taxable	2,462,876	1,306,995	632,235
Securities available for sale, non-taxable	439,719	6,832	—
Federal funds sold	701,701	323,084	215,329
Other interest income	16,211	2,648	1,056
Total interest income	31,425,839	21,769,851	9,231,429
Interest expense:
Time deposits $100,000 and over	562,024	486,814	560,032
Other deposits	16,012,340	9,959,450	3,197,515
Other borrowings	2,415,800	1,401,680	293,481
Total interest expense	18,990,164	11,847,944	4,051,028
Net interest income	12,435,675	9,921,907	5,180,401
Provision for loan losses	1,025,000	1,222,000	1,545,000
Net interest income after provision for loan losses	11,410,675	8,699,907	3,635,401

Noninterest income:
Service charges on deposit accounts	35,476	23,631	13,454
Residential mortgage origination income	764,130	664,454	398,577
Gain (loss) on sale of securities available for sale	37,637	(136,628)	—
Gain on sale of real estate	9,488	13,686	—
Other service fees and commissions	192,697	144,236	54,785
Bank owned life insurance	290,032	59,124	—
Other	25,407	18,614	8,385
Total noninterest income	1,354,867	787,117	475,201
Noninterest expense:
Salaries and employee benefits	6,918,015	4,483,848	2,309,422
Net occupancy	1,029,784	486,311	335,307
Furniture and equipment	484,146	297,637	264,918
Other operating	3,645,293	1,856,422	1,141,024
Total noninterest expense	12,077,238	7,124,218	4,050,671
Income before income taxes	688,304	2,362,806	59,931
Income tax expense	275,000	874,000	20,411
Net income	$413,304	$1,488,806	$39,520
Earnings per common share:
Basic earnings per share	$0.10	$0.45	$0.02
Diluted earnings per share	$0.10	$0.44	$0.02
Weighted average common shares outstanding:
Basic	4,214,910	3,327,103	2,620,990
Diluted	4,270,005	3,327,505	2,635,446

The accompanying notes are integral to these financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the years ended December 31, 2007, 2006 and 2005

	Common Stock		Unearned ESOP	Capital	Retained earnings	Accumulated other comprehensive
	Shares	Amount	Shares	surplus	(deficit)	income (loss)	Total

Balance, December 31, 2004	1,318,693	$13,187	$—	$10,113,380	$(1,892,466)	$75,105	$8,309,206
Proceeds from exercise of stock options	13,361	134		117,445			117,579
Net proceeds from issuance of common stock	1,712,000	17,120		14,867,753			14,884,873
Net income					39,520		39,520
Other comprehensive loss, net of taxes of $132,146						(256,520)	(256,520)
Comprehensive loss							(217,000)
Balance, December 31, 2005	3,044,054	$30,441	$—	$25,098,578	$(1,852,946)	$(181,415)	$23,094,658

Proceeds from exercise of stock options	28,331	283		257,342			257,625
Net proceeds from issuance of common stock	1,200,000	12,000		16,442,045			16,454,045
Stock based compensation expense				247,586			247,586
Net income					1,488,806		1,488,806
Other comprehensive income, net of taxes of $146,916						277,734	277,734
Comprehensive income							1,766,540
Balance, December 31, 2006	4,272,385	$42,724	$—	$42,045,551	$(364,140)	$96,319	$41,820,454

Proceeds from exercise of stock options	4,791	48		43,151			43,199
Stock based compensation expense				699,964			699,964
Guarantee of ESOP borrowings, net of current year repayments			(2,427,500)				(2,427,500)
Net income					413,304		413,304
Other comprehensive income, net of taxes of $236,295						405,749	405,749
Comprehensive income							819,053
Balance, December 31, 2007	4,277,176	$42,772	$(2,427,500)	$42,788,666	$49,164	$502,068	$40,955,170

The accompanying notes are integral to these financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$413,304	$1,488,806	$39,520
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,025,000	1,222,000	1,545,000
Depreciation and amortization expense	575,079	278,129	233,413
Discount accretion and premium amortization	(36,236)	(35,739)	(15,291)
Stock based compensation expense	699,964	247,586	—
(Increase) decrease in deferred income tax	(211,396)	(135,768)	71,910
Proceeds from sale of residential mortgages	52,245,300	41,466,629	19,251,352
Disbursements for residential mortgages held-for-sale	(51,114,666)	(42,859,214)	(19,752,201)
Increase in accrued interest receivable	(1,243,845)	(1,015,051)	(663,331)
Increase in accrued interest payable	369,729	526,433	305,652
Increase in cash surrender value of life insurance	(290,032)	(59,124)	—
(Gain) loss from sale of securities available-for-sale	(37,637)	136,628	—
Increase in other assets	(229,338)	(668,227)	(48,679)
Increase (decrease) in other liabilities	688,818	244,598	(113,501)
Net cash provided by operating activities	2,854,044	837,686	853,844
Cash flows from investing activities:
Purchases of nonmarketable equity securities	(878,840)	(1,031,500)	(93,700)
Purchases of securities available-for-sale	(64,389,788)	(38,719,833)	—
Proceeds from sales of securities available-for-sale	12,514,016	11,428,559	—
Proceeds from calls and maturities of securities available-for-sale	2,059,570	1,893,347	2,154,937
Net increase in loans receivable	(118,473,417)	(93,549,961)	(124,368,908)
Purchase of bank owned life insurance	—	(7,500,000)	—
Purchase of premises, furniture and equipment, net	(9,549,566)	(3,545,124)	(4,956,623)
Net cash used by investing activities	(178,718,025)	(131,024,512)	(127,264,294)
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	64,233,139	23,023,661	87,718,411
Net increase in certificates of deposit and other time deposits	64,803,605	61,460,584	26,630,502
Repayments on notes payable, and other borrowings	—	(1,571,151)	(2,020,932)
Proceeds from notes payable	—	—	3,551,643
Increase in securities sold under agreements to repurchase	31,040,000	3,500,000	—
Proceeds from junior subordinated debentures	—	8,248,000	—
Increase in FHLB advances	13,000,000	16,000,000	—
Proceeds from ESOP borrowings	2,527,500	—	—
Repayment of ESOP borrowings	(100,000)	—	—
Increase in unearned ESOP shares	(2,427,500)	—	—
Proceeds from issuance of common stock, net	—	16,454,045	14,884,873
Proceeds from exercise of stock options	43,199	257,625	117,579
Net cash provided by financing activities	173,119,943	127,372,764	130,882,076
Net increase (decrease) in cash and cash equivalents	(2,744,038)	(2,814,062)	4,471,626
Cash and cash equivalents, beginning of period	5,413,995	8,228,057	3,756,431
Cash and cash equivalents, end of period	$2,669,957	$5,413,995	$8,228,057

Cash paid during the period for:
Income taxes	$160,107	$1,298,152	$—
Interest	$18,620,436	$11,321,511	$3,745,377

The accompanying notes are integral to these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g., principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.   Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e., balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and stock in community bank holding companies.  The  Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  Dividends received on this stock are included as interest income on securities available for sale.

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

Under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for the Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans are subject to this criteria except for “smaller balance homogeneous loans that are collectively evaluated for impairment” and loans “measured at fair value or at the lower of cost or fair value.”  The Company considers its consumer installment portfolio, credit card loans, and home equity lines as such exceptions.  Therefore, the real estate and commercial loan portfolios are primarily affected by these statements.

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

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio.  The allowance for loan losses represents an amount which the Company believes will be adequate to absorb probable losses on existing loans that may become uncollectible in the future.  The Company’s judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which the Company believes to be reasonable, but which may or may not prove to be accurate.  The Company’s determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the Company’s overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, the

Company’s historical loan loss experience, and a review of specific problem loans.  The Company also considers subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Loans which are deemed to be uncollectible are charged off and deducted from the allowance.  The provision for loan losses and recoveries of loans previously charged off are added to the allowance. An analysis of SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

Residential Mortgage Loans Held-for-Sale - The Company’s residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments.  Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value.  Application and origination fees collected by the Company are recognized as income upon sale to the investor.

The Company issues rate lock commitments to borrowers based on prices quoted by secondary market investors.  When rates are locked with borrowers, a sales commitment is immediately entered (on a best efforts basis) at a specified price with a secondary market investor.  Accordingly, any potential liabilities associated with rate lock commitments are offset by sales commitments to investors.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation.  The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of five to 10 years and buildings of 40 years.  Leasehold improvements are amortized over the life of the leases, which range from one to 40 years.  The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred.  Maintenance and repairs are charged to current expense.  The costs of major renewals and improvements are capitalized.

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

Retirement Plan - The Company has a 401(k) profit sharing plan, which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank can make matching contributions of $.25 for every dollar contributed up to 6% of the participants’ annual compensation.

Stock Option Expense - On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company.  The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant and vest based on continued service with the Company for a specified period, generally two to five years following the date of grant.  The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors.  The expiration date of any option may not be greater than 10 years from the date of grant.  Options that expire, unexercised or are forfeited become available for reissuance.

Employee Stock Ownership Plan — The Company established the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of all eligible Employees and their beneficiaries subject to authority to amend, from time to time, or terminate, the ESOP. The ESOP is primarily designed to invest in common stock of the Company and is permitted to purchase Company common stock with contributions to the ESOP made by the Company.  Also, the ESOP is permitted to borrow money and use the loan proceeds to purchase Company common stock. The money and Company common stock in the ESOP is intended to grow tax free until retirement, death, permanent disability or other severance of employment with the Company.  When an employee retires, he/she will receive the value of the accounts that have been set up for the contributions to the ESOP.  An employee may also be eligible for benefits in the event of death, permanent disability or other severance from employment with the Company.  The employee must pay taxes when the money is paid following one of these events or any other distributable event described in the ESOP unless it is transferred to another tax-qualified retirement plan or an IRA.

Earnings Per Share - Basic earnings per share represent income available to shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  Weighted average shares outstanding are reduced for shares encumbered by the ESOP borrowings.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967” (if the arrangement is, in substance, an individual deferred compensation contract).  Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached on EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.   This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.   SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

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

Reclassifications - Certain captions and amounts in the 2005 and 2006 financial statements were reclassified to conform to the 2007 presentation.

NOTE 2 — COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Year Ended December 31,
	2007	2006	2005
Unrealized gains (losses) on securities available-for-sale	$679,681	$288,022	$(388,666)
Reclassification adjustment for gain (loss) realized in net income	37,637	(136,628)	—
Net unrealized gains (losses) on securities	642,044	424,650	(388,666)
Tax effect	(236,295)	(146,916)	132,146
Net-of-tax amount	$405,749	$277,734	$(256,520)

NOTE 3 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At December 31, 2007 and 2006, the requirement was met by the cash balance in the vault.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2007
U.S. agency securities	$14,033,960	$229,275	$—	$14,263,235
Government-sponsoredenterprises	33,237,738	417,287	1,002	33,654,023
Mortgage-backed securities	23,979,241	269,183	1,121	24,247,303
Municipals	12,440,346	23,629	64,341	12,399,634
Preferred stock	3,553,000	71,914	153,000	3,471,914
Total	$87,244,285	$1,011,288	$219,464	$88,036,109

December 31, 2006
U.S. agency securities	$3,015,444	$—	$34,507	$2,980,937
Government-sponsoredenterprises	24,604,091	154,537	64,987	24,693,641
Mortgage-backed securities	6,108,308	95,312	—	6,203,620
Municipals	3,626,366	33	608	3,625,791
Total	$37,354,209	$249,882	$100,102	$37,503,989

The amortized cost and estimated fair values of investment securities at December 31, 2007, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	999,190	1,011,266
Due after five years through ten years	15,748,194	15,955,436
Due after ten years	46,517,660	46,822,104
Subtotal	63,265,044	63,788,806
Mortgage-backed securities	23,979,241	24,247,303
Total Securities	$87,244,285	$88,036,109

At December 31, 2007 and 2006, investment securities with book values of $52,472,339 and $10,979,693 and market values of $53,110,819 and $11,017,268, respectively, were pledged as collateral for securities sold under agreements to repurchase and Federal Home Loan Bank advances. Gross proceeds from the sale of investment securities totaled $12,514,016 and $11,428,559, resulting in a realized gain of $37,637 and loss of $136,628 for the year ended 2007and 2006, respectively. There were no sales of securities during the year ended December 31, 2005.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

Securities available-for-sale:

	Less than Twelve months		Twelve months or more		Total
December 31, 2007	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	959,510	214	1,472,299	788	2,431,809	1,002
Mortgage-backed securities	1,537,576	1,121	—	—	1,537,576	1,121
Municipals	5,843,156	50,535	1,346,625	13,806	7,189,781	64,341
Preferred stock	300,000	153,000	—	—	300,000	153,000
	$8,640,242	$204,870	$2,818,924	$14,594	$11,459,166	$219,464

	Less than Twelve months		Twelve months or more		Total
December 31, 2006	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$2,980,937	$34,507	$—	$—	$2,980,937	$34,507
Government-sponsored enterprises	8,162,453	52,619	1,484,531	12,368	9,646,984	64,987
Mortgage-backed securities	—	—	—	—	—	—
Municipals	788,839	608	—	—	788,839	608
	$11,932,229	$87,734	$1,484,531	$12,368	$13,416,760	$100,102

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, four securities were in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $151,640 and $50,000 of stock in community bank holding companies for the periods ending December 31, 2007 and 2006, respectively.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At December 31, 2007 and 2006, the Company’s investment in Federal Home Loan Bank stock was $1,909,300 and $1,132,100, respectively.

NOTE 5 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

	December 31,
	2007	2006
Real estate - construction	$159,814,556	$122,209,433
Real estate - mortgage	204,068,162	124,715,362
Commercial and industrial	24,349,662	24,630,818
Consumer and other	3,466,949	1,901,375
Deferred origination fees, net	(349,460)	(246,860)
Total loans receivable, gross	391,349,869	273,210,128
Less allowance for loan loss	4,158,324	3,467,000
Total loans receivable, net	$387,191,545	$269,743,128

The composition of gross loans by rate type is as follows:

	December 31,
	2007	2006
Variable rate loans	$221,524,585	$183,302,131
Fixed rate loans	169,825,284	89,907,997
Total gross loans	$391,349,869	$273,210,128

Transactions in the allowance for loan losses during 2007, 2006 and 2005 are summarized below:

	2007	2006	2005
Balance, beginning of year	$3,467,000	$2,245,000	$700,000
Provision charged to operations	1,025,000	1,222,000	1,545,000
Net loan charge offs	334,426	—	—
Net loan recoveries	750	—	—
Balance, end of year	$4,158,324	$3,467,000	$2,245,000
Gross loans outstanding, end of period	$391,349,869	$273,210,128	$179,660,168

The allowance for loan losses, as a percent of gross loans outstanding, was 1.06%, 1.27% and 1.25% at December 31, 2007, 2006 and 2005, respectively.  At December 31, 2007, the Bank had three loans totaling $389,095, or 0.10% of gross loans, in nonaccrual status. At December 31, 2006, the Bank had two loans totaling $1,964,983, or 0.72% of gross loans, in nonaccrual status.   There were no loans contractually past due 90 days or more still accruing interest at December 31, 2007 or 2006. In addition, the Bank did not possess any other real estate owned during the period ending December 31, 2007, 2006 or 2005. At December 31, 2007, the Bank had three impaired loans totaling $389,095. Our analysis of SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

At December 31, 2007, loans totaling $41.5 million were pledged as collateral at the Federal Home Loan Bank.

NOTE 6 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following:

	December 31,
	2007	2006

Land and land improvements	$3,839,286	$2,918,130
Building and leasehold improvements	10,667,697	1,838,294
Furniture and equipment	3,224,925	1,049,777
Software	495,633	254,423
Construction in progress	734,394	3,366,033
Total	18,961,935	9,426,657
Less, accumulated depreciation	1,202,547	641,755
Premises, furniture and equipment, net	$17,759,388	$8,784,902

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $575,079, $278,129, and $233,413, respectively.  Construction in progress relates to the construction of future branch locations in Bluffton and Murrells Inlet. For the year ended December 31, 2007, the Bank capitalized $165,410 in interest related to the construction of our new branch locations. There was no capitalized interest incurred during the year ended December 31, 2006 or 2005.

NOTE 7 - DEPOSITS

At December 31, 2007, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
2008	$117,838,949
2009	24,300,072
2010	10,404,616
2011	11,465,189
2012	5,567,462
Thereafter	108,000
Total	$169,684,288

At December 31, 2007 and 2006, the Bank had customer relationships with four deposit brokerage firms, totaling $104.5 million and $13.0 million, respectively.

NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of four obligations totaling $41.0 million. On October 23, 2006, the Bank borrowed $10.0 million under a two-year repurchase agreement at a variable rate of 5.28% as of December 31, 2007. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%. On December 27, 2007, the Bank borrowed $11.0 million under a short-term repurchase agreement at a fixed rate of 5.27% that was subsequently paid off on January 16, 2008.  All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  U.S. government agency securities with book values of $42,952,339 and $10,979,693 and fair values of $43,461,118 and $11,017,268 at December 31, 2007 and 2006, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Amount outstanding at year end	$41,040,000	$10,000,000
Average amount outstanding during year	14,828,329	7,804,110
Maximum outstanding at any month-end	41,040,000	10,000,000
Weighted average rate paid at year-end	4.54%	5.57%
Weighted average rate paid during the year	4.96%	5.44%

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

The Capital Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 138 basis points, which was 6.61% at December 31, 2007.  The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.  The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

NOTE 10 — ADVANCES FROM FEDERAL HOME LOAN BANK

Other borrowings are comprised of three advances totaling $29.0 million from the Federal Home Loan Bank (“FHLB”).  On September 17, 2007, the Bank borrowed $16.0 million under a five-year convertible advance at a fixed rate of 4.22%.  On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%.  On December 28, 2007, the Bank borrowed $4.0 million under a one-month fixed advance at a rate of 4.69% that was subsequently paid off on January 28, 2008.  All advances require quarterly interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain investment securities.  At December 31, 2007, loans totaling $41.5 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended December 31, 2007 and 2006:

	2007	2006
Amount outstanding at period end	$29,000,000	$16,000,000
Average amount outstanding during the period	20,575,342	7,846,575
Maximum outstanding at any month-end	30,000,000	16,000,000
Weighted average rate at period-end	4.20%	5.27%
Weighted average rate during the period	4.92%	5.38%

NOTE 11 - OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	2007	2006	2005
Professional fees	$1,107,653	$511,230	$238,132
Telephone expenses	153,174	74,666	50,307
Office supplies, stationery, and printing	170,697	74,107	93,372
Insurance	359,654	108,072	72,388
Postage	26,001	24,152	17,732
Data processing	275,158	178,649	124,004
Advertising and marketing	647,322	250,135	125,337
FDIC Insurance	238,885	24,366	10,326
Other	666,749	611,045	409,426
Total	$3,645,293	$1,856,422	$1,141,024

NOTE 12 - INCOME TAXES

For the years ended December 31, 2007, 2006 and 2005 income tax expense consisted of the following:

	2007	2006	2005
Current portion:
Federal	$459,977	$650,825	$90,171
State	26,419	87,407	2,150
Total current	486,396	738,232	92,321
Deferred income taxes	(211,396)	135,768	(71,910)
Income tax expense	$275,000	$874,000	$20,411

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2007 and 2006, management believes it will fully realize 100% of the Company’s deferred tax asset.

At December 31, 2007, income tax returns from 2006, 2005 and 2004 remain subject to review by tax authorities.

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2007	2006	2005
Deferred tax assets:
Allowance for loan losses	$984,449	$701,690	$748,950
Net operating loss carry forward	39,734	20,235	—
Organization and start-up costs	86,245	163,108	239,970
Loan fees and costs	118,816	83,932	105,745
Unrealized loss on securities available for sale	—	—	93,454
Interest on nonaccrual loans	6,104	19,541	—
Tax credit	18,038	—	—
Stock option expense	21,879	—	—
Other	28,901	39,232	19,891
Total deferred tax assets	1,304,166	1,027,738	1,208,010
Deferred tax liabilities:
Accumulated depreciation	166,891	129,093	79,146
Prepaid expenses	63,517	36,284	37,278
Unrealized gain on securities available for sale	289,757	53,462	—
Total deferred tax liabilities	520,165	218,839	116,424
Net deferred tax asset	$784,001	$808,899	$1,091,586

A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% for 2007, 2006 and 2005 to income before income taxes follows:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense at statutory rate	$234,023	34.0%	$803,354	34.0%	$20,377	34.0%
State income tax, net of federal income tax effect	17,437	2.5%	57,689	2.5%	1,419	2.4%
Stock based compensation expense	210,250	30.6%	57,113	2.4%	—	—%
Tax exempt interest	(149,504)	(21.7)%	—	—%	—	—%
Other	(37,206)	(5.4)%	(44,156)	(1.9)%	(1,385)	(2.3)%
Income tax expense	$275,000	40.0%	$874,000	37.0%	$20,411	34.1%

NOTE 13 - LEASES

The Bank renegotiated its lease agreement for its main branch location in 2004.  The lease was originated on March 24, 2004 and had an initial 10-year term.  The lease requires monthly payments of $14,840 for the first three years, increased 9% in year four and 3% every year thereafter.  The lease is renewable at the bank’s option for two five-year terms.  Rental expense on this facility was $191,432, $178,076 and $178,076 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Bank also leased a building for its temporary Summerville branch location.  The lease was originated on September 7, 2004 and had an initial one-year term.  The lease required monthly payments of $3,303 per month.  The lease was terminated in April 2007. Rental expense under this operating lease agreement was $13,113, $54,121, and $42,390 for the years ended December 31, 2007, 2006 and 2005 respectively.

The Bank also leased a building for its temporary Myrtle Beach branch location. The lease was originated on February 10, 2005 and had an initial two-year term. The lease was extended up until June 9, 2007 at a monthly expense of $3,000. In addition, the Bank leases a building for the permanent Myrtle Beach branch location. The lease commenced on July 1, 2007 and has a 20-year term at a monthly expense of $12,500.   Rental expense under these operating lease agreements was $104,000, $23,604 and $22,367 for the years ended December 31, 2007, 2006 and 2005. Director John Gandy is a 50% partner in Office Developers, LLC, which is the owner of an office building located at 1312 Professional Drive in Myrtle Beach, SC in which Tidelands Bank is a tenant and is leasing the site for a period of 20 years.

The Bank has entered into a land lease for a West Ashley branch, which opened in July 2007. The lease was originated on December 22, 2005 and has an initial 20-year term. The lease may be extended at the Bank’s option for four additional five-year terms.  The lease requires monthly payments of $5,833 for the first five years, increased 12% every fifth year thereafter.  In addition, the Bank leased office space for the West Ashley loan production location. The lease was originated on June 30, 2006 and had an initial one-year term. The lease was terminated at the end of the original term and required monthly payments $1,185 per month. Rental expense under these operating lease agreements was $53,783 and $12,155 for the years ended December 31, 2007 and 2006.

The Bank also leases office space for its Bluffton loan production office. The lease was originated on September 28, 2006 and had an initial one-year term. The lease was extended at the Bank’s option for an additional 12-month term.  The lease requires minimum monthly payments of $3,000 per month. In addition, the Bank leased office space for the permanent Bluffton branch location. The lease was originated on June 13, 2007 and has a 20-year term with four five-year renewal options. Rental expense under these operating lease agreements was $79,558 and $10,300 for the years ended December 31, 2007 and 2006.

The Bank has entered into a lease for office space located at 830 Lowcountry Boulevard, Mount Pleasant, SC for executive offices. The lease was originated on April 24, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $9,167 for the first five years, increased 7½% every fifth year thereafter.  Rental expense under this operating lease agreement was $67,072 for the year ended December 31, 2007.

The Bank also leases office space for its Murrells Inlet branch location. The lease was originated on March 20, 2007 and has a 20-year term. The lease does not require monthly payments until July 1, 2008.

Future minimum lease payments under these operating leases are summarized as follows:

2008	$774,396
2009	813,364
2010	819,512
2011	825,844
2012	841,392
Thereafter	9,658,977
$13,733,485

NOTE 14 - RELATED PARTY TRANSACTIONS

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

Related party loan transactions for the years ended December 31, 2007 and 2006 are summarized below:

	December 31,
	2007	2006
Balance, beginning of year	$5,397,970	$4,684,731
New loans	1,510,428	2,832,126
Less loan payments	1,024,064	2,118,887
Other changes	10,001,700	—
Balance, end of year	$15,886,034	$5,397,970

Deposits from directors and executive officers and their related interests totaled $801,800 and $424,920, at December 31, 2007 and 2006, respectively. Other changes include the addition of three new board members during the year ended December 31, 2007. As mentioned in Note 13, Director John Gandy is a 50% partner in Office Developers, LLC, which is the owner of an office building in Myrtle Beach, SC in which Tidelands Bank is a tenant.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 16 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon the exercise of outstanding stock options.

Basic and diluted earnings per share are computed below:

	Year Ended December 31,
	2007	2006	2005
Basic earnings per share computation:
Net income available to common shareholders	$413,304	$1,488,806	$39,520
Average common shares outstanding - basic	4,214,910	3,327,103	2,620,990
Basic net income per share	$0.10	$0.45	$0.02
Diluted earnings per share computation:
Net income available to common shareholders	$413,304	$1,488,806	$39,520
Average common shares outstanding - basic	4,214,910	3,327,103	2,620,990
Incremental shares from assumed conversions: Stock options	55,095	45,402	14,456
Average common shares outstanding - diluted	4,270,005	3,372,505	2,635,446
Diluted earnings per share	$0.10	$0.44	$0.02

For the years ended December 31, 2007 and 2006, there were 247,590 and 8,165 options that were anti-dilutive because the exercise price exceeded the average market price for the period. There were no anti-dilutive options at December 31, 2005.

NOTE 17 - REGULATORY MATTERS

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

As of December 31, 2007 and 2006, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at December 31, 2007 and 2006:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total capital (to risk-weighted assets)	$51,493,000	12.39%	$33,262,400	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	47,335,000	11.39%	16,631,200	4.00%	N/A	N/A
Tier 1 capital (to average assets)	47,335,000	9.58%	19,771,480	4.00%	N/A	N/A
December 31, 2006
Total capital (to risk-weighted assets)	$52,034,000	18.06%	$23,047,760	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	48,567,000	16.86%	11,523,880	4.00%	N/A	N/A
Tier 1 capital (to average assets)	48,567,000	14.03%	13,850,640	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2007 and 2006:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total capital (to risk-weighted assets)	$53,318,000	12.80%	$33,334,160	8.00%	$41,667,700	10.00%
Tier 1 capital (to risk-weighted assets)	49,160,000	11.80%	16,667,080	4.00%	25,000,620	6.00%
Tier 1 capital (to average assets)	49,160,000	9.93%	19,807,360	4.00%	24,759,200	5.00%
December 31, 2006
Total capital (to risk-weighted assets)	$50,907,000	17.72%	$22,977,520	8.00%	$28,721,900	10.00%
Tier 1 capital (to risk-weighted assets)	47,440,000	16.52%	11,488,760	4.00%	17,233,140	6.00%
Tier 1 capital (to average assets)	47,440,000	14.02%	13,530,600	4.00%	16,913,250	5.00%

NOTE 18 - UNUSED LINES OF CREDIT

As of December 31, 2007, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $24.5 million.  These lines of credit are available on a one to 14 day basis for general corporate purposes.  In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $18.2 million at December 31, 2007.

NOTE 19 - SHAREHOLDERS’ EQUITY

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

NOTE 20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The following table sets forth in thousands the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2007.

Amount
Commitments to extend credit	$59,004,522
Standby letters of credit	1,397,360
Total	$60,401,882

NOTE 21 - STOCK COMPENSATION PLANS

On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company.  The plan was amended during 2005 to provide for the designation of an additional 348,997 shares as incentive stock options. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant and vest based on continued service with the Company for a specified period, generally two to five years following the date of grant.  The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors.  The expiration date of any option may not be greater than 10 years from the date of grant.  Options that expire, unexercised or are forfeited become available for reissuance.

The fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants:

	2007	2006	2005
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	19.5-24.6%	13.7-20.5%	7.1-8.0%
Risk-free interest rate	4.07%	4.64%	4.26%
Expected life (in years)	3.0 - 8.0	3.0 - 8.0	3.0 - 9.0

The weighted-average fair value of options granted during the years 2007, 2006 and 2005 is $3.49, $5.05 and $2.36, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $24,724, $215,041 and $8,263, respectively.

A summary of the status of the Company’s Stock Plan as of December 31, 2007 and 2006 is presented below:

	2007			2006
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price
Outstanding at beginning of year	456,664	$12.17		245,619	$9.01
Granted	273,160	10.38		249,159	14.80
Exercised	(4,791)	9.02		(28,331)	9.09
Forfeited	(16,713)	14.77		(9,783)	8.97
Outstanding at end of year	708,320	$11.44	$617,840	456,664	$12.17
Options exercisable at year-end	253,878		$289,754	162,327
Shares available for grant (1)	73,687			329,176

(1) 20% of outstanding shares

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would be received by the option holders had all options holders exercised their options on December 31, 2007. This amount changes based on the fair value of the Company’s stock.

A summary of the status of the Company’s nonvested shares as of December 31, 2007 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	294,337	$4.54
Granted	273,160	3.49
Vested	(96,947)	3.73
Forfeited	(16,108)	5.69
Nonvested at end of year	454,442	$4.04

As of December 31, 2007, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was $361,194, $136,506 and $105,093, respectively.

The following table summarizes information about the stock options outstanding under the Company’s stock compensation plan at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Number Outstanding at 12/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/07	Average Exercise Price
$ 8.80 to $9.00	162,871	6.56 years	$8.80	137,709	$8.80
$ 9.01 to $10.00	253,973	9.64 years	$9.57	24,793	$9.89
$ 10.01 to $15.00	286,061	8.99 years	$14.50	87,561	$14.54
$ 15.01 to $17.65	5,415	8.56 years	$16.96	3,815	$17.28
	708,320	8.66 years	$11.44	253,878	$11.01

NOTE 22 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  As of December 31, 2007, the ESOP has purchased 198,033 outstanding shares. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $100,000 for the year ended December 31, 2007.  At December 31, 2007, the ESOP has outstanding loans amounting to $2,427,500. Of the 198,033 shares the ESOP has purchased, 8,926 shares have been released for allocation to plan participants. The aggregate fair value of the 188,838 unallocated shares was $2,030,009 based on the $10.75 closing price of our common stock on December 31, 2007.

NOTE 23 - RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank can make matching contributions of $.25 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were approximately $48,980, $28,338, and $14,902, in 2007, 2006 and 2005, respectively.

NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Securities - The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Mortgage Loans Held for Sale - The carrying value for mortgage loans held for sale is a reasonable estimate for fair value considering the short time these loans are carried on the books.  Management determined that only minor fluctuations occurred in fixed rate mortgage loans available for sale; therefore the carrying amount approximates fair value.

Loans Receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Note Payable - The carrying amounts of variable rate notes are reasonable estimates of fair value because they can be repriced frequently.

Securities Sold Under Agreements to Repurchase - These repurchase agreements have variable rates that reprice every 90 days.  Due to the minor change in interest rates, management estimates the carrying value to be a reasonable estimate of fair value.

Junior Subordinated Debentures - The carrying value of junior subordinated debentures approximates its fair value since the debentures were issued at a floating rate.

Advances from Federal Home Loan Bank - The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate from the Federal Home Loan Bank.  The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Employee Stock Ownership Plan Borrowings- The carrying value of the ESOP borrowing is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments - Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and due from banks	$724,957	$724,957	$2,899,995	$2,899,995
Federal funds sold	1,945,000	1,945,000	2,514,000	2,514,000
Securities available-for-sale	88,036,109	88,036,109	37,503,989	37,503,989
Mortgage loans held for sale	1,426,800	1,426,800	2,557,434	2,557,434
Nonmarketable equity securities	2,060,940	2,060,940	1,182,100	1,182,100
Loans receivable	391,349,869	402,265,869	273,210,128	278,543,128
Accrued interest receivable	3,164,124	3,164,124	1,920,279	1,920,279

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$218,485,153	$218,485,153	$154,252,014	$154,252,014
Certificates of deposit and other time deposits	169,684,288	173,859,000	104,880,683	105,119,000
Note payable	—	—	—	—
Securities sold under agreements to repurchase	41,040,000	40,250,000	10,000,000	10,000,000
Junior subordinated debentures	8,248,000	8,248,000	8,248,000	8,248,000
Advances from Federal Home Loan Bank	29,000,000	29,046,000	16,000,000	16,000,000
Accrued interest payable	1,341,161	1,341,161	971,432	971,432
ESOP borrowings	2,427,500	2,427,500	—	—

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$59,004,522	$—	$56,163,050	$—
Letters of credit	1,397,360	—	1,210,000	—

NOTE 25 - TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Tidelands Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2007	2006
Assets:
Cash	$203,334	$829,719
Other equity securities	151,640	50,000
Investment in banking subsidiary	49,940,976	48,361,015
Other assets	1,334,720	827,720
Total assets	$51,630,670	$50,068,454

Liabilities and shareholders’ equity:
Junior subordinated debentures	$8,248,000	$8,248,000
ESOP borrowings	2,427,500	—
Shareholders’ equity	40,955,170	41,820,454
Total liabilities and shareholders’ equity	$51,630,670	$50,068,454

Condensed Statements of Operations

	For the Years Ended December 31,
	2007	2006	2005
Income:
Income on trust preferred securities	$16,862	$14,135	$—
Total income	16,862	14,135	—

Expense:
Stock based compensation	699,964	247,586	—
Other professional	24,000	16,000	—
Other	560,806	470,118	12,447
Total expense	1,284,770	733,704	12,447
Loss before income taxes and equity in undistributed earnings of banking subsidiary	(1,267,908)	(719,569)	(12,447)

Income tax benefit	(507,000)	(266,000)	(4,200)
Equity in undistributed earnings of banking subsidiary	1,174,212	1,942,375	47,767
Net income	$413,304	$1,488,806	$39,520

NOTE 26 - TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$413,304	$1,488,806	$39,520
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in other assets	—	(248,000)	(4,200)
Equity in undistributed income of subsidiary	(1,174,212)	(1,942,375)	(47,767)
Decrease in due from subsidiary	—	—	30,000
Increase in deferred income taxes	(507,000)	(280,987)	—
Stock based compensation expense	699,964	247,586	—

Net cash provided (used) by operating activities	(567,944)	(734,970)	17,553

Cash flows from investing activities:
Purchase of Tidelands Bank stock	—	(23,650,000)	(14,958,163)
Purchase of equity securities	(101,640)	(50,000)	—

Net cash used by operating activities	(101,640)	(23,700,000)	(14,958,163)

Cash flows from financing activities:
Proceeds from notes payable	—	—	2,010,333
Repayments on notes payable	—	—	(2,010,333)
Increase in junior subordinated debentures	—	8,248,000	—
Issuance of common stock	—	18,000,000	16,007,200
Stock issuance costs	—	(1,545,955)	(1,122,327)
Proceeds from ESOP borrowings	2,527,500	—	—
Repayment of ESOP borrowings	(100,000)	—	—
Increase in unearned ESOP shares	(2,427,500)	—	—
Proceeds from exercise of stock options	43,199	257,625	117,579
Net cash provided by financing activities	43,199	24,959,670	15,002,452

Net increase in cash and cash equivalents	(626,385)	524,700	61,842

Cash and cash equivalents, beginning of period	829,719	305,019	243,177

Cash and cash equivalents, end of period	$203,334	$829,719	$305,019

NOTE 27 —QUARTERLY DATA (UNAUDITED)

	For the Year Ended December 31, 2006				For the Year Ended December 31, 2007
	(dollars in thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$4,175	$5,122	$6,035	$6,438	$6,838	$7,709	$8,243	$8,636
Interest Expense	2,012	2,693	3,448	3,695	3,935	4,649	5,104	5,302
Net interest income	2,163	2,429	2,587	2,743	2,903	3,060	3,139	3,334
Provision for loan losses	484	344	288	106	515	510	—	—
Net interest income after provision for loan losses	1,679	2,085	2,299	2,637	2,388	2,550	3,139	3,334
Noninterest income	214	212	236	125	368	332	367	287
Noninterest expense	1,358	1,673	1,924	2,169	2,473	2,958	3,431	3,215
Income before taxes	535	624	611	593	283	(76)	75	406
Income tax expense	182	247	226	219	107	(28)	28	168
Net Income (loss)	$353	$377	$385	$374	$176	$(48)	$47	$238

Earnings per share:
Basic	$0.12	$0.12	$0.13	$0.09	$0.04	$(0.01)	$0.01	$0.06
Diluted	$0.11	$0.12	$0.12	$0.09	$0.04	$(0.01)	$0.01	$0.06

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2007.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

                Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

                Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2007.

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in modifications to our processes throughout the company.  However, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 19, 2008.

Item 10.  Executive Compensation.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 19, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 19, 2008.

Item 12.  Certain Relationships and Related Transactions and Director Independence.

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 19, 2008.

Item 13.  Exhibits.

3.1.	Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

3.2.	Amended and Restated Bylaws (incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K filed on September 19, 2007).

4.1.	See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.1

Lease Agreement between Savings Associates and Tidelands Bank (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-KSB filed with the SEC for the period ended December 31, 2004, File No. 000-50707).

10.2

Amended and Restated Employment Agreement between Tidelands Bancshares, Inc. and Robert H. Mathewes (incorporated by reference as Exhibit 10.9 to the Post-Effective Amendment filed February 28, 2003 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).*

10.3

Employment Agreement between Tidelands Bancshares, Inc. and Robert E. Coffee, Jr. (incorporated by reference as Exhibit 10.10 the Post-Effective Amendment filed February 28, 2003 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).*

10.4	Employment Agreement between Tidelands Bancshares, Inc. and Alan W. Jackson (incorporated by reference as Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003).*

10.5

Tidelands Bancshares, Inc. 2004 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2007).*

10.6

Intercept Master Agreement for Provision of Hardware with Tidelands Bank dated July 30, 2003 (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003).

10.7

Amended and Restated Trust Agreement among Tidelands Bancshares, Inc., as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the administrative trustees named therein, including exhibits containing the related forms of the Tidelands Statutory Trust I Common Securities Certificate and the Preferred Securities Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 28, 2006).

10.8

Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 28, 2006).

10.9	Agreement for Purchase and Sale between Park West Development, Inc. and Tidelands Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2005).

10.10

Agreement to Buy and Sell Real Estate between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended June 30, 2005).

10.11

Addendum I to Agreement to Buy and Sell between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended June 30, 2005).

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

Item 14. Principal Accountant Fees and Services.

                The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2007 annual meeting of shareholders to be held on May 19, 2008.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date:	March 17, 2008	By:	/s/ Robert E. Coffee, Jr.
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

Signature	Title	Date

/s/ Michael W. Burrell	Director	March 17, 2008
Michael W. Burrell

/s/ John N. Cagle, III, DMD	Director	March 17, 2008
John N. Cagle, III, DMD

/s/ Alan D. Clemmons	Director	March 17, 2008
Alan D. Clemmons

/s/ Robert E. Coffee, Jr.	Director, President, and Chief Executive Officer	March 17, 2008
Robert E. Coffee, Jr.

/s/ John W. Gandy	Director	March 17, 2008
John W. Gandy

/s/ Richard L. Granger	Director	March 17, 2008
Richard L. Granger

Director
J. Louis Grant

/s/ Alan W. Jackson	Principal Accounting and Chief Financial Officer	March 17, 2008
Alan W. Jackson

/s/ Barry I. Kalinsky	Director, Chairman	March 17, 2008
Barry I. Kalinsky

/s/ Morris Kalinsky	Director	March 17, 2008
Morris Kalinsky

/s/ Paul J. Kerwin, DVM	Director	March 17, 2008
Paul J. Kerwin, DVM

/s/ John T. Parker, Jr.	Director	March 17, 2008
John T. Parker, Jr.

/s/ Mary V. Propes	Director	March 17, 2008
Mary V. Propes

/s/ Tanya D. Robinson	Director	March 17, 2008
Tanya D. Robinson

/s/ Larry W. Tarleton	Director	March 17, 2008
Larry W. Tarleton

TIDELANDS BANCSHARES, INC.

Exhibit List

3.1.	Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

3.2.	Amended and Restated Bylaws (incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K filed on September 19, 2007).

4.1.	See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.1

Lease Agreement between Savings Associates and Tidelands Bank (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-KSB filed with the SEC for the period ended December 31, 2004, File No. 000-50707).

10.2

Amended and Restated Employment Agreement between Tidelands Bancshares, Inc. and Robert H. Mathewes (incorporated by reference as Exhibit 10.9 to the Post-Effective Amendment filed February 28, 2003 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.3

Employment Agreement between Tidelands Bancshares, Inc. and Robert E. Coffee, Jr. (incorporated by reference as Exhibit 10.10 the Post-Effective Amendment filed February 28, 2003 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

10.4	Employment Agreement between Tidelands Bancshares, Inc. and Alan W. Jackson (incorporated by reference as Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003).

10.5

Tidelands Bancshares, Inc. 2004 Stock Incentive Plan and Form of Stock Option Agreement (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2007).

10.6

Intercept Master Agreement for Provision of Hardware with Tidelands Bank dated July 30, 2003 (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003).

10.7

Amended and Restated Trust Agreement among Tidelands Bancshares, Inc., as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the administrative trustees named therein, including exhibits containing the related forms of the Tidelands Statutory Trust I Common Securities Certificate and the Preferred Securities Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 28, 2006).

10.8

Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 28, 2006).

10.9	Agreement for Purchase and Sale between Park West Development, Inc. and Tidelands Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2005).

10.10

Agreement to Buy and Sell Real Estate between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended June 30, 2005).

10.11

Addendum I to Agreement to Buy and Sell between Tidelands Bank and Frank W. Brumley, Patrick W. McKinney, Michael C. Robinson and Milton E. Morgan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended June 30, 2005).

21.1	Subsidiaries of the Company.

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.