Form 10-Q
period 2008-03-31
TIDELANDS BANCSHARES INC
filed 2008-05-14
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to

Commission File No. 001-33065

TIDELANDS BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	02-0570232
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

875 Lowcountry Blvd.

Mount Pleasant, South Carolina 29464

(Address of principal executive offices)

(843) 388-8433

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of May 1, 2008.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,644,229	$724,957
Federal funds sold	21,565,000	1,945,000
Total cash and cash equivalents	24,209,229	2,669,957
Securities available for sale	90,473,971	88,036,109
Nonmarketable equity securities	2,196,140	2,060,940
Total securities	92,670,111	90,097,049
Mortgage loans held for sale	1,045,801	1,426,800
Loans receivable	414,749,354	391,349,869
Less allowance for loan losses	4,562,346	4,158,324
Loans, net	410,187,008	387,191,545
Premises, furniture and equipment, net	18,589,393	17,759,388
Accrued interest receivable	2,444,657	3,164,124
Bank owned life insurance	12,947,818	7,849,156
Other assets	2,395,477	2,111,572

Total assets	$564,489,494	$512,269,591

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$12,965,754	$10,191,152
Interest-bearing transaction accounts	8,371,382	8,460,166
Savings and money market	187,545,704	199,833,835
Time deposits $100,000 and over	37,223,632	29,876,086
Other time deposits	208,790,532	139,808,202
Total deposits	454,897,004	388,169,441
Securities sold under agreements to repurchase	30,000,000	41,040,000
Junior subordinated debentures	8,248,000	8,248,000
Advances from Federal Home Loan Bank	25,000,000	29,000,000
ESOP borrowings	2,825,000	2,427,500
Accrued interest payable	1,398,179	1,341,161
Other liabilities	1,054,616	1,088,319
Total liabilities	523,422,799	471,314,421

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 and 4,277,176 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	42,772	42,772
Unearned ESOP shares	(2,800,264)	(2,427,500)
Capital surplus	42,960,560	42,788,666
Retained earnings (deficit)	(184,156)	49,164
Accumulated other comprehensive income	1,047,783	502,068
Total shareholders’ equity	41,066,695	40,955,170
Total liabilities and shareholders’ equity	$564,489,494	$512,269,591

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the three months ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income:
Loans, including fees	$7,105,708	$6,160,173
Securities available for sale, taxable	1,166,857	468,809
Securities available for sale, non-taxable	78,807	56,576
Federal funds sold	62,377	151,358
Other interest income	1,338	1,208
Total interest income	8,415,087	6,838,124

Interest expense:
Time deposits $100,000 and over	405,751	96,000
Other deposits	3,820,072	3,270,489
Other borrowings	837,604	568,591
Total interest expense	5,063,427	3,935,080

Net interest income	3,351,660	2,903,044
Provision for loan losses	463,000	515,000
Net interest income after provision for loan losses	2,888,660	2,388,044

Noninterest income:
Service charges on deposit accounts	9,557	7,806
Residential mortgage origination income	140,313	241,829
Gain on sale of securities available for sale	32,154	2,864
Gain on sale of real estate	20,520	—
Other service fees and commissions	63,320	41,033
Bank owned life insurance	97,000	69,945
Other	5,204	4,692
Total noninterest income	368,068	368,169
Noninterest expense:
Salaries and employee benefits	2,115,149	1,509,370
Net occupancy	325,357	175,182
Furniture and equipment	157,525	82,424
Other operating	1,047,017	706,557
Total noninterest expense	3,645,048	2,473,533
Income (loss) before income taxes	(388,320)	282,680
Income tax expense (benefit)	(155,000)	107,000
Net income (loss)	$(233,320)	$175,680

Earnings (loss) per common share:
Basic earnings (loss) per share	$(0.06)	$0.04
Diluted earnings (loss) per share	$(0.06)	$0.04
Weighted average common shares outstanding:
Basic	4,068,512	4,272,443
Diluted	4,088,159	4,278,413

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the three months ended March 31, 2008 and 2007

(Unaudited)

						Accumulated
						other
			Unearned		Retained	compre-
	Common Stock		ESOP	Capital	earnings	hensive
	Shares	Amount	Shares	surplus	(deficit)	income (loss)	Total

Balance, December 31, 2006	4,272,385	$42,724	$—	$42,045,551	$(364,140)	$96,319	$41,820,454
Proceeds from exercise of stock options	100	1		1,487			1,488
Stock based compensation expense				169,434			169,434
Net income					175,680		175,680
Other comprehensive income, net of taxes of $4,231						7,273	7,273
Comprehensive income							182,953
Balance, March 31, 2007	4,272,485	$42,724	$—	$42,216,472	$(188,460)	$103,592	$42,174,329

Balance, December 31, 2007	4,277,176	$42,772	$(2,427,500)	$42,788,666	$49,164	$502,068	$40,955,170
Allocation of unearned ESOP shares				(13,298)			(13,298)
Stock based compensation expense				185,192			185,192
Guarantee of ESOP borrowings, net of current year repayments			(372,764)				(372,764)
Net income (loss)					(233,320)		(233,320)
Other comprehensive income, net of taxes of $334,472						545,715	545,715
Comprehensive income							312,395
Balance, March 31, 2008	4,277,176	$42,772	$(2,800,264)	$42,960,560	$(184,156)	$1,047,783	$41,066,695

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(233,320)	$175,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	463,000	515,000
Depreciation and amortization expense	200,632	64,993
Discount accretion and premium amortization	(20,826)	(6,921)
Stock based compensation expense	185,192	169,434
(Increase) decrease in deferred income tax	(351,018)	241,772
Proceeds from sale of residential mortgages	11,218,906	15,658,614
Disbursements for residential mortgages held-for-sale	(10,837,907)	(15,439,007)
Increase (decrease) in accrued interest receivable	719,467	(152,760)
Increase in accrued interest payable	57,018	90,764
Increase in cash surrender value of life insurance	(97,000)	(69,945)
Gain from sale of securities available for sale	(32,154)	(2,864)
Increase in other assets	(177,357)	(144,618)
Decrease in other liabilities	(33,702)	(253,985)
Net cash provided by operating activities	1,060,931	846,157
Cash flows from investing activities:
Purchases of nonmarketable equity securities	(135,200)	(462,200)
Purchases of securities available for sale	(9,511,187)	(4,679,481)
Proceeds from sales of securities available for sale	5,278,866	4,278,506
Proceeds from calls and maturities of securities available for sale	2,727,625	212,842
Net increase in loans receivable	(23,548,464)	(36,014,381)
Purchase of premises, furniture and equipment, net	(1,030,638)	(3,699,160)
Purchase of bank owned life insurance	(5,001,662)	—
Net cash used by investing activities	(31,220,660)	(40,363,874)
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(9,602,313)	32,580,840
Net increase in certificates of deposit and other time deposits	76,329,876	27,867,070
Decrease in securities sold under agreements to repurchase	(11,040,000)	—
Repayment of FHLB advances	(4,000,000)	—
Proceeds from FHLB advances	—	6,000,000
Proceeds from ESOP borrowings	472,500	—
Repayment of ESOP borrowings	(75,000)	—
Increase in unearned ESOP shares	(386,062)	—
Proceeds from exercise of stock options	—	1,488
Net cash provided by financing activities	51,699,001	66,449,398
Net increase in cash and cash equivalents	21,539,272	26,931,681
Cash and cash equivalents, beginning of period	2,669,957	5,413,995
Cash and cash equivalents, end of period	$24,209,229	$32,345,676

Cash paid during the period for:
Income taxes	$—	$107,107
Interest	$5,006,408	$3,844,315

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB.  The financial statements, as of March 31, 2008 and for the interim periods ended March 31, 2008 and 2007, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2007 Annual Report on Form 10-KSB.

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

Securities Available for sale - Securities available for sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account.  Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes.  Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available for sale is determined by specific identification and is used in computing the gain or loss upon sale.

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

Stock Option Expense - On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company.  The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant and vest based on continued service with the Company for a specified period, generally two to five years following the date of grant.  The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors.  The expiration date of any option may not be greater than 10 years from the date of grant.  Options that expire, are unexercised or are forfeited become available for reissuance.

Employee Stock Ownership Plan – The Company established the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of all eligible employees and their beneficiaries subject to authority to amend, from time to time, or terminate, the ESOP. The ESOP is primarily designed to invest in common stock of the Company and is permitted to purchase Company common stock with contributions to the ESOP made by the Company.  Also, the ESOP is permitted to borrow money and use the loan proceeds to purchase Company common stock. The money and Company common stock in the ESOP is intended to grow tax free until retirement, death, permanent disability or other severance of employment with the Company.  When an employee retires, he/she will receive the value of the accounts that have been set up for the contributions to the ESOP.  An employee may also be eligible for benefits in the event of death, permanent disability or other severance from employment with the Company.  The employee must pay taxes when the money is paid following one of these events or any other distributable event described in the ESOP unless it is transferred to another tax-qualified retirement plan or an IRA.

Earnings (loss) per share - Basic earnings (loss) per share represent income available to shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  Weighted average shares outstanding are reduced for shares encumbered by the ESOP borrowings.

Comprehensive Income - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Statements of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Certain amount considered noncash transactions for purposes of the statement of cash flows are presented in detail in the notes to the consolidated financial statements. Such amounts include changes in the valuation account of securities available for sale, including the deferred tax effects and other real estate owned.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

Reclassifications - Certain captions and amounts in the 2007 financial statements were reclassified to conform to the 2008 presentation.

NOTE 3 – COMPREHENSIVE INCOME

The change in the components of other comprehensive income and related tax effects are as follows for the three months ended March 31, 2008 and 2007:

	2008	2007
Change in unrealized gains on securities available for sale	$912,341	$14,368
Reclassification adjustment for gain realized in net income during the period	32,154	2,864
Net change in unrealized gains on securities	880,187	11,504
Tax effect	(334,472)	(4,231)
Net-of-tax amount	$545,715	$7,273

NOTE 4 - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2008:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investment securities	$90,473,971	$—	$—
Mortgage loans held for sale	—	1,045,801	—
Total	$90,473,971	$1,045,801	$—

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $1.6 million.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At March 31, 2008 and December 31, 2007, the reserve requirement was met by the cash balance in the vault.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2008
U.S. government agencies	$14,033,060	$525,129	$—	$14,558,189
Government-sponsored enterprises	38,739,158	1,029,338	17,414	39,751,082
Mortgage-backed securities	24,235,550	724,619	—	24,960,169
Municipals	7,190,278	28,616	45,947	7,172,947
Preferred stocks	4,603,914	—	572,330	4,031,584
Total	$88,801,960	$2,307,702	$635,691	$90,473,971

December 31, 2007
U.S. government agencies	$14,033,960	$229,275	$—	$14,263,235
Government-sponsored enterprises	33,237,738	417,287	1,002	33,654,023
Mortgage-backed securities	23,979,241	269,183	1,121	24,247,303
Municipals	12,440,346	23,629	64,341	12,399,634
Preferred stocks	3,553,000	71,914	153,000	3,471,914
Total	$87,244,285	$1,011,288	$219,464	$88,036,109

The amortized cost and estimated fair values of investment securities at March 31, 2008, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	500,000	517,897
Due after five years through ten years	16,386,758	16,883,373
Due after ten years	47,679,652	48,112,532
Subtotal	64,566,410	65,513,802
Mortgage-backed securities	24,235,550	24,960,169
Total Securities	$88,801,960	$90,473,971

At March 31, 2008 and December 31, 2007, investment securities with book values of $38,977,137 and $52,472,339 and market values of $40,196,662 and $53,110,819, respectively, were pledged as collateral for securities sold under agreements to repurchase and Federal Home Loan Bank advances. Gross proceeds from the sale of investment securities totaled $5,278,866 and $12,514,016, resulting in a realized gain of $32,154 and $37,637 for the three months ending March 31, 2008 and twelve months ending December 31, 2007, respectively.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007.

Securities available for sale:

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2008
U.S. government agencies	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	3,473,927	17,414	—	—	3,473,927	17,414
Mortgage-backed securities	—	—	—	—	—	—
Municipals	4,302,069	45,947	—	—	4,302,069	45,947
Preferred stocks	4,031,584	572,330	—	—	4,031,584	572,330
	$11,807,580	$635,691	$—	$—	$11,807,580	$635,691

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2007
U.S. government agencies	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	959,510	214	1,472,299	788	2,431,809	1,002
Mortgage-backed securities	1,537,576	1,121	—	—	1,537,576	1,121
Municipals	5,843,156	50,535	1,346,625	13,806	7,189,781	64,341
Preferred stocks	300,000	153,000	—	—	300,000	153,000
	$8,640,242	$204,870	$2,818,924	$14,594	$11,459,166	$219,464

Securities classified as available for sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at March 31, 2008. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $151,640 of stock in community bank holding companies for both periods ending March 31, 2008 and December 31, 2007, respectively.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At March 31, 2008 and December 31, 2007, the Company’s investment in Federal Home Loan Bank stock was $2,044,500 and $1,909,300, respectively.

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended March 31, 2008 and December 31, 2007:

	2008	2007
Real estate - construction	$167,891,177	$159,814,556
Real estate - mortgage	215,853,566	204,068,162
Commercial and industrial	27,313,407	24,349,662
Consumer and other	3,994,952	3,466,949
Deferred origination fees, net	(303,748)	(349,460)
Total loans receivable, gross	414,749,354	391,349,869
Less allowance for loan loss	4,562,346	4,158,324
Total loans receivable, net	$410,187,008	$387,191,545

The composition of gross loans by rate type is as follows for the periods ended March 31, 2008 and December 31, 2007:

	2008	2007
Variable rate loans	$231,809,496	$221,524,585
Fixed rate loans	182,939,858	169,825,284
Total gross loans	$414,749,354	$391,349,869

Transactions in the allowance for loan losses are summarized below for the periods ended March 31, 2008 and 2007:

	2008	2007
Balance, beginning of year	$4,158,324	$3,467,000
Provision charged to operations	463,000	515,000
Net loan charge offs	(59,478)	(115,760)
Net loan recoveries	500	—
Balance, end of year	$4,562,346	$3,866,240
Gross loans outstanding, end of period	$414,749,354	$309,108,749

The allowance for loan losses, as a percent of gross loans outstanding, was 1.10% and 1.25% for periods ending March 31, 2008 and 2007, respectively.  At March 31, 2008, the Bank had four loans totaling $1,617,617, or 0.39% of gross loans, in nonaccrual status.  At December 31, 2007, the Bank had three loans totaling $389,095, or 0.10% of gross loans, in nonaccrual status. Furthermore, there were no loans contractually past due 90 days or more and still accruing interest at March 31, 2008 or December 31, 2007. During the period ending March 31, 2008, the Bank held one property in other real estate owned totaling $90,001. The Bank did not possess any other real estate owned during the period ending December 31, 2007. At March 31, 2008, the Bank had four impaired loans totaling $1,617,617 compared to $389,095 at December 31, 2007. Our analysis of SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended March 31, 2008 and December 31, 2007:

	2008	2007

Land and land improvements	$3,265,318	$3,839,286
Building and leasehold improvements	10,675,394	10,667,697
Furniture and equipment	3,373,370	3,224,925
Software	501,221	495,633
Construction in progress	2,177,844	734,394
Total	19,993,147	18,961,935
Less, accumulated depreciation	1,403,754	1,202,547
Premises, furniture and equipment, net	$18,589,393	$17,759,388

Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $200,632 and $64,993, respectively. Construction in progress relates to the construction of future branch locations in Bluffton and Murrells Inlet.

NOTE 9 - DEPOSITS

At March 31, 2008, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2008	$167,904,048
2009	21,102,020
2010	35,806,015
2011	15,426,618
2012	5,567,463
Thereafter	208,000

Total	$246,014,164

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of three obligations totaling $30.0 million. On October 23, 2006, the Bank borrowed $10.0 million under a two-year repurchase agreement at a variable rate of 4.05% as of March 31, 2008. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%. All repurchase agreements require quarterly interest only payments with principal and interest due at maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available for sale securities with book values of $29,457,137 and $42,952,339 and fair values of $30,369,927 and $43,461,118 at March 31, 2008 and December 31, 2007, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended March 31, 2008 and December 31, 2007:

	2008	2007
Amount outstanding at period end	$30,000,000	$41,040,000
Average amount outstanding during the period	39,543,560	14,828,329
Maximum outstanding at any month-end	50,000,000	41,040,000
Weighted average rate paid at period-end	3.85%	4.54%
Weighted average rate paid during the period	3.92%	4.96%

NOTE 11 - JUNIOR SUBORDINATED DEBENTURES

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

The Capital Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 138 basis points, which was 6.21% during the period ended March 31, 2008.  The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.  The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

NOTE 12 – ADVANCES FROM FEDERAL HOME LOAN BANK

Other borrowings are comprised of two advances totaling $25.0 million from the Federal Home Loan Bank (“FHLB”).   On September 17, 2007, the Bank borrowed $16.0 million under a five-year convertible advance at a fixed rate of 4.22%. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%.  On December 28, 2007, the Bank borrowed $4.0 million under a one-month fixed advance at a rate of 4.69% that was subsequently paid off on January 28, 2008. All advances require quarterly interest only payments with principal and interest due on maturity. The advances are collateralized by pledged FHLB stock and certain investment securities.  At March 31, 2008, loans totaling $38.5 million were pledged as collateral at the FHLB.

FHLB advances are summarized as follows for the periods ended March 31, 2008 and December 31, 2007:

	2008	2007
Amount outstanding at period end	$25,000,000	$29,000,000
Average amount outstanding during the period	26,186,813	20,575,342
Maximum outstanding at any month-end	25,000,000	30,000,000
Weighted average rate at period-end	4.12%	4.20%
Weighted average rate during the period	4.17%	4.92%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2008 and 2007 are summarized below:

	2008	2007
Professional fees	$229,297	$249,267
Telephone expenses	34,873	35,308
Office supplies, stationery, and printing	36,251	20,078
Insurance	53,750	49,762
Postage	5,789	4,897
Data processing	93,762	62,122
Advertising and marketing	216,098	81,230
FDIC Insurance	75,000	—
Other	302,197	203,893
Total	$1,047,017	$706,557

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which they believe would reasonably be expected to have a material adverse effect on the financial position or operating results of the Company.

NOTE 15 – EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share are computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

Basic and diluted net income (loss) per share are computed below for the three months ended March 31, 2008 and 2007:

	2008	2007
Basic net income (loss) per share computation:

Net income available to common shareholders	$(233,320)	$175,680

Average common shares outstanding - basic	4,068,512	4,272,443

Basic net income per share	$(0.06)	$0.04

Diluted net income (loss) per share computation:

Net income available to common shareholders	$(233,320)	$175,680

Average common shares outstanding - basic	4,068,512	4,272,443

Incremental shares from assumed conversions:
Stock options	19,647	5,970

Average common shares outstanding - diluted	4,088,159	4,278,413

Diluted net income (loss) per share	$(0.06)	$0.04

At March 31, 2008 and 2007, outstanding options to purchase 416,844 and 215,395 shares were excluded from this calculation because those options are considered anti-dilutive.

NOTE 16 - REGULATORY MATTERS

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

As of March 31, 2008 and December 31, 2007, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at March 31, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2008
Total capital (to risk-weighted assets)	$51,142,000	11.49%	$35,599,520	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	46,580,000	10.47%	17,799,760	4.00%	N/A	N/A
Tier 1 capital (to average assets)	46,580,000	8.75%	21,293,440	4.00%	N/A	N/A
December 31, 2007
Total capital (to risk-weighted assets)	$51,493,000	12.39%	$33,262,400	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	47,335,000	11.39%	16,631,200	4.00%	N/A	N/A
Tier 1 capital (to average assets)	47,335,000	9.58%	19,771,480	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2008
Total capital (to risk-weighted assets)	$53,224,000	11.96%	$35,586,640	8.00%	$44,483,300	10.00%
Tier 1 capital (to risk-weighted assets)	48,661,000	10.94%	17,793,320	4.00%	26,689,980	6.00%
Tier 1 capital (to average assets)	48,661,000	9.14%	21,287,000	4.00%	26,608,750	5.00%
December 31, 2007
Total capital (to risk-weighted assets)	$53,318,000	12.80%	$33,334,160	8.00%	$41,667,700	10.00%
Tier 1 capital (to risk-weighted assets)	49,160,000	11.80%	16,667,080	4.00%	25,000,620	6.00%
Tier 1 capital (to average assets)	49,160,000	9.93%	19,807,360	4.00%	24,759,200	5.00%

NOTE 17 - UNUSED LINES OF CREDIT

As of March 31, 2008, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $24.5 million.  These lines of credit are available on a one to 14 day basis for general corporate purposes.  In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $13.5 million at March 31, 2008.

NOTE 18 - SHAREHOLDERS’ EQUITY

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

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2008.

Amount
Commitments to extend credit	$53,634,911
Standby letters of credit	947,360
Total	$54,582,271

NOTE 20 - STOCK COMPENSATION PLANS

On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase up to 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company.  The plan was amended during 2005 to provide for the designation of an additional 348,997 shares as incentive stock options. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant and vest based on continued service with the Company for a specified period, generally two to five years following the date of grant.  The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors.  The expiration date of any option may not be greater than 10 years from the date of grant.  Options that expire, unexercised or are forfeited become available for reissuance.

The fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants for the three months ended March 31, 2008 and 2007:

	2008	2007
Dividend yield	0.00%	0.00%
Expected volatility	22.0-26.3%	19.8-20.7%
Risk-free interest rate	2.63%	4.60%
Expected life in years	3.0 - 8.0	3.0-8.0

The weighted-average fair value of options granted during the periods ending March 31, 2008 and 2007 is $3.04 and $5.05, respectively.

A summary of the status of the Company’s stock option plan for the three months ended March 31, 2008 and 2007 is presented below:

	2008		2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	708,320	$11.44	456,664	$12.17
Granted	4,738	10.59	13,749	14.88
Exercised	—	—	(100)	14.88
Forfeited	—	—	—	—
Outstanding at end of period	713,058	$11.43	470,313	$12.25
Options exercisable at period-end	262,001		170,691
Shares available for grant	68,949		315,447

The following table summarizes information about the stock options outstanding under the Company’s plans at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Number Outstanding at 3/31/08	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/08	Average Exercise Price
$8.80 to $9.00	162,871	6.31 years	$8.80	139,584	$8.80
$9.01 to $10.00	253,973	9.39 years	$9.57	24,793	$9.89
$10.01 to $15.00	290,799	8.76 years	$14.43	93,809	$14.41
$15.01 to $17.65	5,415	8.31 years	$16.96	3,815	$17.28
	713,058	8.42 years	$11.43	262,001	$11.03

NOTE 21 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  As of March 31, 2008, the ESOP has purchased 241,916 outstanding shares. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $86,437 for the quarter ended March 31, 2008.  At March 31, 2008, the ESOP has outstanding loans amounting to $2,825,000 at a variable rate of 4.25%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2008 compared to December 31, 2007 and the results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2007 Annual Report on Form 10-KSB.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited, to those described under “Risk Factors” in Item 1 of our 2007 Annual Report on Form 10-KSB and the following:

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

Overview

Our bank subsidiary, Tidelands Bank, commenced operations in October 2003 through our main office located in Mount Pleasant, South Carolina.  We have converted several of our loan production offices into temporary full service banking facilities, starting with one in the second quarter of 2005 in Summerville, South Carolina and a second in the fourth quarter of 2005 in Myrtle Beach, South Carolina.   On April 23, 2007, we opened the permanent full service banking facility in our Summerville location.  We opened the permanent facility for our full service branch in Myrtle Beach on June 7, 2007. In addition, we opened a new full service branch office in the Park West area of Mount Pleasant on May 14, 2007, and converted the loan production office in the West Ashley area of Charleston to a full service branch on July 2, 2007. We also opened a loan production office in Bluffton, the Hilton Head area of South Carolina, in October 2006. The Bluffton loan production office was converted into a temporary full service banking facility in September 2007 and we plan to operate out of this temporary facility until construction on the permanent facility is completed in the second quarter of 2008. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates. We have grown rapidly since our inception, with a focus on growing our loan portfolio.

The following discussion describes our results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and also analyzes our financial condition as of March 31, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2008.

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

Results of Operations

Income Statement Review

Summary

Three months ended March 31, 2008 and 2007

Our net loss was approximately $233,000 for the three months ended March 31, 2008 compared to net income of $176,000 for the same period ended March 31, 2007. Net loss before income tax benefit was $388,000 for the three months ended March 31, 2008 compared to a net income before income tax expense of $283,000 for the three months ended March 31, 2007.  The $671,000 net decrease in income before income tax effect resulted from increases of $501,000 in net interest income after provision for loan losses offset by a $1.2 million increase in noninterest expense primarily due to increases in salaries and employee benefits and in occupancy expense.  Additionally, we recorded provisions for loan losses of $463,000 and $515,000 for the three months ended March 31, 2008 and 2007, respectively.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio is the primary driver of the increase in net interest income.  During the three months ended March 31, 2008, our loan portfolio increased $23.4 million from the year end balance.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At March 31, 2008, loans represented 73.5% of total assets, while securities and federal funds sold represented 20.2% of total assets.  While we plan to continue our focus on increasing the loan portfolio, we also anticipate proportionately increasing the size of the investment portfolio.

The current interest rate environment, which is relatively low by historical measures, has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in a growing branch environment, which in turn allowed us to focus on growing our loan portfolio.  At March 31, 2008, retail deposits represented $136.0 million, or 26.1% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings.  Commercial deposits represented $26.7 million, or 5.1% of total funding, borrowings represented $66.1 million, or 12.7% of total funding, and wholesale out-of-market deposits represented $292.2 million, or 56.1% of total funding.

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

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the three months ended March 31, 2008 increased primarily because we had more interest-earning assets than interest-bearing liabilities.  For the three months ended March 31, 2008 and 2007, average interest-earning assets exceeded average interest-bearing liabilities by $21.0 million and $31.8 million, respectively.

The impact of the Federal Reserve’s recent interest rate decreases will result in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest spread and net interest margin decreased during the three months ended March 31, 2008 when compared to the same period in 2007, as a result of the bank having less interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the three months ended March 31, 2008 and 2007 were 2.67% and 3.43%, respectively.  The recent decreases in short-term rates has resulted in a decrease in loan yields, while lower rates on our interest deposits and borrowings will also result in lower cost of funds to us and a reduction in our net interest margin.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2008 and 2007.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Three Months Ended March 31, 2008 and 2007

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended March 31, 2008 and 2007, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$129	$1	4.12%	$88	$1	5.56%
Federal funds sold	7,844	62	3.16%	12,251	151	5.01%
Taxable investment securities	80,356	1,167	5.78%	31,807	469	5.98%
Non-taxable investment securities	8,016	79	3.91%	5,720	57	4.01%
Loans receivable(2)	403,771	7,106	7.00%	293,696	6,160	8.51%
Total earning assets	500,116	8,415	6.69%	343,562	6,838	8.07%

Nonearning assets:
Cash and due from banks	3,697			567
Mortgages held for sale	735			1,726
Premises and equipment, net	18,161			10,605
Other assets	15,488			11,868
Allowance for loan losses	(4,427)			(3,714)
Total nonearning assets	33,654			21,052
Total assets	$533,770			$364,614

Interest-bearing liabilities:
Interest bearing transaction accounts	$8,763	39	1.75%	$5,545	54	3.94%
Savings & money market	193,883	1,794	3.68%	142,249	1,746	4.98%
Time deposits less than $100,000	165,045	1,987	4.79%	116,424	1,470	5.12%
Time deposits greater than $100,000	34,131	406	4.73%	7,407	96	5.26%
Junior subordinated debentures	8,248	129	6.24%	8,248	139	6.84%
Advances from FHLB	26,187	275	4.17%	20,000	264	5.36%
Securities sold under repurchase agreement	39,543	390	3.92%	10,000	140	5.66%
Federal funds purchased	479	6	5.07%	1,845	26	5.61%
ESOP borrowings	2,848	37	5.24%	—	—	—%
Total interest-bearing liabilities	479,127	5,063	4.20%	311,718	3,935	5.12%
Noninterest-bearing liabilities:
Demand deposits	11,272			9,663
Other liabilities	2,519			1,409
Shareholders’ equity	40,852			41,824

Total liabilities and shareholders’ equity	$533,770			$364,614
Net interest income		$3,352			$2,903
Net interest spread			2.49%			2.95%
Net interest margin			2.67%			3.43%

(1)   Annualized for the three month period.

(2)   Includes nonaccruing loans

During the three months ended March 31, 2008, the net interest spread and net interest margin declined in comparison to the previous period in 2007.

Interest income for the three months ended March 31, 2008 was $8.4 million, consisting of $7.1 million on loans, $1.2 million on investments and interest bearing balances, and $62,000 on federal funds sold.  Interest income for the three months ended March 31, 2007 was $6.8 million, consisting of $6.2 million on loans, $527,000 on investments and interest bearing balances, and $151,000 on federal funds sold.  Interest and fees on loans represented 84.4% and 90.1% of total interest income for the three months ended March 31, 2008 and 2007, respectively. Income from investments, federal funds sold, and interest bearing balances represented 15.6% and 9.9% of total interest income for the three months ended March 31, 2008 and 2007, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 80.7% and 85.5% of average interest-earning assets for the three months ended March 31, 2008 and 2007, respectively.

Interest expense for the three months ended March 31, 2008 was $5.1 million, consisting of $4.2 million related to deposits, $390,000 related to securities sold under repurchase agreements, $129,000 related to junior subordinated debentures, $275,000 related to Federal Home Loan Bank (“FHLB”) advances, and $43,000 related to federal funds purchased and ESOP borrowings.  Interest expense for the three months ended March 31, 2007 was $3.9 million, consisting of $3.4 million related to deposits, $140,000 related to securities sold under repurchase agreements, $139,000 related to junior subordinated debentures, $264,000 related to FHLB advances, and $26,000 related to federal funds purchased and other borrowings.  Interest expense on deposits for the three months ended March 31, 2008 and 2007 represented 83.5% and 85.5%, respectively, of total interest expense, while interest expense on other liabilities represented 16.5% and 14.5%, respectively, of total interest expense.  Interest expense on junior subordinated debentures represented 2.5% and 3.5% for the three months ended March 31, 2008 and 2007, respectively.  Interest expense on securities sold under a repurchase agreement represented 7.7% and 3.6% for the three months ended March 31, 2008 and 2007, respectively, while interest expense on federal funds purchased and ESOP borrowings represented 0.9% and 0.7% for the three months ended March 31, 2008 and 2007, respectively.  Interest expense on the FHLB advance represented 5.4% and 6.7% for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, average interest-bearing liabilities were higher by $167.4 million.

Net interest income, the largest component of our income, was $3.4 million and $2.9 million for the three months ended March 31, 2008 and March 31, 2007, respectively.  The increase in 2008 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

The approximately $449,000 increase in net interest income for the three months ended March 31, 2008 compared to the same period in 2007 resulted from a $1.6 million increase in interest income offset by a $1.1 million increase in interest expense.  The increases in net interest income were derived by higher average earning assets and interest-bearing liabilities.

Our net interest spread was 2.49% for the three months ended March 31, 2008, compared to 2.95% for the three months ended March 31, 2007.  Our net interest margin for the three months ended March 31, 2008 was 2.67%, compared to 3.43% for the three months ended March 31, 2007.  During the first quarter of 2008, interest-earning assets averaged $500.1 million, compared to $343.6 million in the same quarter of 2007.  During the same periods, average interest-bearing liabilities were $479.1 million and $311.7 million, respectively.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended March 31, 2008 vs. March 31, 2007				Three Months Ended March 31, 2007 vs. March 31, 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$2,309	$(992)	$(371)	$946	$1,859	$217	$101	$2,177
Taxable investment securities	677	9	12	698	236	34	56	326
Non-taxable investment securities	22	—	—	22	—	—	57	57
Federal funds sold	(54)	(55)	19	(90)	93	3	6	102
Interest bearing balances	1	—	—	1	1	—	—	1
Total interest income	2,955	(1,038)	(340)	1,577	2,189	254	220	2,663

Interest expense
Deposits	1,614	(510)	(245)	859	950	371	191	1,512
Junior subordinated debentures	—	(10)	—	(10)	69	8	11	88
Advances from FHLB	82	(54)	(17)	11	—	—	264	264
Securities sold under repurchase agreements	413	(41)	(122)	250	42	13	7	62
Federal funds purchased	(19)	(2)	1	(20)	18	1	3	22
ESOP borrowings	—	—	38	38	—	—	—	—
Other borrowings	—	—	—	—	(25)	(25)	25	(25)
Total interest expense	2,090	(617)	(345)	1,128	1,054	368	501	1,923

Net interest income	$865	$(421)	$5	$449	$1,135	$(114)	$(281)	$740

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Balance Sheet Review - Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Three Months Ended March 31, 2008 and 2007

Included in the statement of operations for the three months ended March 31, 2008 and 2007 is a noncash expense related to the provision for loan losses of $463,000 and $515,000, respectively.  The increases in the allowance relates to our decision to increase the allowance in response to the $23.4 million and $35.9 million growth in loans for the three months ended March 31, 2008 and 2007, respectively. The allowance for loan losses was approximately $4.6 million and $3.9 million as of March 31, 2008 and 2007, respectively. The allowance for loan losses as a percentage of gross loans was 1.10% at March 31, 2008 and 1.25% at March 31, 2007. At March 31, 2008, we had four nonperforming loans totaling approximately $1.6 million. Net charge offs amounted to approximately $59,000 for the three months ended March 31, 2008.

Noninterest Income

The following table sets forth information related to our noninterest income during the three months ended March 31, 2008 and 2007:

	2008	2007
	(in thousands)
Service fees on deposit accounts	$10	$8
Residential mortgage origination fees	128	210
Origination income on mortgage loans sold	13	32
Gain on sale of investment securities	32	3
Gain on sale of real estate	20	—
Other service fees and commissions	63	41
Bank owned life insurance	97	70
Other	5	4
Total noninterest income	$368	$368

Three Months Ended March 31, 2008 and 2007

Noninterest income for the three months ended March 31, 2008 was $368,000, compared to noninterest income of $368,000 during the same period in 2007.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $128,000 and $210,000 for the three months ended March 31, 2008 and 2007, respectively.  The decrease of $82,000 related primarily to a decrease in origination volume in the mortgage department.  We received $13,000 of origination income on mortgage loans sold for the three months ended March 31, 2008 compared to $32,000 for the same period in 2007. We anticipate that the level of mortgage origination fees will continue to decrease if the mortgage refinancing business declines due to deteriorating economic conditions

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $10,000 and $8,000 for the three months ended March 31, 2008 and 2007, respectively. Similarly, other service fees, commissions, and the fee income received from customer NSF transactions increased $22,000 to $63,000 for the three months ended March 31, 2008, when compared to the same period in 2007. The increase is attributed to the growing number of customers to whom we provide financial services.

An additional $97,000 and $70,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the three months ended March 31, 2008 and 2007, respectively. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $5,000 and $4,000 for the three months ended March 31, 2008 and 2007, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the three months ended March 31, 2008 and 2007:

	2008	2007
	(in thousands)
Salaries and benefits	$2,115	$1,509
Occupancy	325	175
Furniture and equipment expense	158	83
Professional fees	229	249
Advertising and marketing	216	81
Insurance	129	50
Data processing and related costs	94	62
Telephone	35	35
Postage	6	5
Office supplies, stationery and printing	36	20
Other	302	205
Total noninterest expense	$3,645	$2,474

Three Months Ended March 31, 2008 and 2007

We incurred noninterest expense of approximately $3.6 million for the three months ended March 31, 2008 compared to $2.5 million for the three months ended March 31, 2007.  The $606,000 increase in salaries and employee benefits and $150,000 increase in occupancy expense accounted for 64.5% of the $1.2 million increase in noninterest expense for the three months ended March 31, 2008, compared to the same period in 2007. The remaining $416,000 increase resulted primarily from increase of $75,000 in furniture and equipment expense, $135,000 in marketing costs, $79,000 in insurance costs, $32,000 in data processing and related costs, and $115,000 in other expenses, offset by a decrease in professional fees of $20,000.  These increases were primarily related to the expansion of our services and facilities.

Salaries and employee benefits expense was approximately $2.1 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively.  These expenses represented 58.0% and 61.0% of our total noninterest expense for the three months ended March 31, 2008 and 2007, respectively.  The $606,000 increase in salaries and employee benefits expense in 2008 compared to 2007 resulted from increases of $395,000 in base compensation and $299,000 in higher benefits costs and payroll taxes, offset by decreases of $83,000 in stock based compensation and $6,000 in additional incentive compensation.  The $606,000 increase in salaries and employee benefits was due to additional personnel for our facilities to better service our customers.

Data processing and related costs increased approximately $32,000, or 50.9%, for the three months ended March 31, 2008 compared to the same period in 2007.  These expenses were $94,000 and $62,000 for the three months ended March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2008, our data processing costs for our core processing system were $72,000 compared to $49,000 for the three months ended March 31, 2007.

Income Tax Expense

Three Months Ended March 31, 2008 and 2007

Income tax benefit was approximately $155,000 for the three months ended March 31, 2008 compared to income tax expense of $107,000 for the three months ended March 31, 2007.  Income taxes are based on effective tax rates of 40.0% and 38.0% for the three months ended March 31, 2008 and 2007, respectively.

Balance Sheet Review

General

At March 31, 2008, we had total assets of $564.5 million, consisting principally of $410.2 million in net loans, $1.0 million in mortgage loans held for sale, $92.7 million in investment securities, $21.6 million in federal funds sold, $18.6 million in net premises, furniture and equipment, and $2.6 million in cash and due from banks.  Our liabilities at March 31, 2008 totaled $523.4 million, consisting principally of $454.9 million in deposits, $30.0 million in securities sold under agreements to repurchase, $8.2 million in junior subordinated debentures, $25.0 million in FHLB advances and $2.8 million in borrowings related to the ESOP.  At March 31, 2008, our shareholders’ equity was $41.1 million.

Federal Funds Sold

At March 31, 2008, our $21.6 million in short-term investments in federal funds sold on an overnight basis comprised 3.8% of total assets, compared to $1.9 million, or 0.38% of total assets, at December 31, 2007.  The average balance for three month period ending was $7.8 million. This federal funds sold balance at March 31, 2008 was greater than the average three month balance due to the Bank prefunding $16.3 million of callable time deposits that settled in early April 2008.

Investments

At March 31, 2008, the $90.5 million in our available for sale investment securities portfolio represented approximately 16.0% of our total assets compared to $88.0 million, or 17.2% of total assets, at December 31, 2007.  We held U.S. government agency securities, government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $90.5 million and an amortized cost of $88.8 million for a net unrealized gain of $1.7 million.  As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

Contractual maturities and yields on our investments at March 31, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. government securities	$—	—%	$—	—%	$1,044	5.98%	$13,515	5.90%	$14,559	5.91%
Government- sponsored enterprises	—	—%	518	5.52%	15,429	5.51%	23,804	5.62%	39,751	5.58%
Mortgage-backed securities	—	—%	—	—%	—	—%	24,960	5.55%	24,960	5.55%
Municipals	—	—%	—	—%	411	4.05%	6,762	3.95%	7,173	3.95%
Preferred stocks	—	—%	—	—%	—	—%	4,031	7.53%	4,031	7.53%
Total	$—	—%	$518	5.52%	$16,884	5.50%	$73,072	5.61%	$90,474	5.59%

At March 31, 2008, our investments included U.S. government agency bonds issued by the Federal Farm Credit Bank with an amortized cost of approximately $14.0 million. Government sponsored enterprises consist of securities issued by the FHLB, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $9.6 million, $13.4 million, and $15.7 million, respectively. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation with amortized costs of approximately $17.1 and $7.1 million, respectively. Municipals consist of securities issued by various different municipalities with an amortized cost of $7.2 million. Preferred stock consists of securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $1.6 million and $3.0 million, respectively.

Other nonmarketable equity securities at March 31, 2008 consisted of FHLB stock with a cost of $2.0 million, and other investments of $151,640.

The amortized costs and the fair value of our investments at March 31, 2008 and December 31, 2007 are shown in the following table.

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
U.S. government agencies	$14,033	$14,559	$14,034	$14,263
Government-sponsored enterprises	38,739	39,751	33,238	33,654
Mortgage-backed securities	24,236	24,960	23,979	24,247
Municipals	7,190	7,173	12,440	12,400
Preferred stocks	4,604	4,031	3,553	3,472
Total	$88,802	$90,474	$87,244	$88,036

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at March 31, 2008 and December 31, 2007 were $403.8 million and $339.8 million, respectively.  Gross loans outstanding at March 31, 2008 and December 31, 2007 were $414.7 million and $391.3 million, respectively.

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

The following table summarizes the composition of our loan portfolio at March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$27,313	6.6%	$24,350	6.2%

Real Estate
Mortgage	215,854	52.0%	204,068	52.2%
Construction	167,891	40.5%	159,815	40.8%
Total real estate	383,745	92.5%	363,883	93.0%

Consumer
Consumer	3,995	1.0%	3,467	0.9%

Deferred origination fees, net	(304)	(0.1)%	(350)	(0.1)%

Total gross loans, net of deferred fees	414,749	100.00%	391,350	100.00%
Less – allowance for loan losses	(4,562)		(4,158)
Total loans, net	$410,187		$387,192

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2008:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$12,124	$13,098	$2,091	$27,313
Real estate	134,677	190,231	58,837	383,745
Consumer	1,395	2,139	461	3,995
Deferred origination fees, net	(66)	(209)	(29)	(304)
Total gross loans, net of deferred fees	$148,130	$205,259	$61,360	$414,749

Gross loans maturing after one year with:
Fixed interest rates				$137,976
Floating interest rates				128,881
Total				$266,857

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2008 and 2007.

	2008	2007
	(dollars in thousands)
Balance, beginning of year	$4,158	$3,467
Charge offs, Commercial and Industrial	(60)	(116)
Charge offs, Real Estate Mortgage	—	—
Charge offs, Real Estate Construction	—	—
Charge offs, Consumer	—	—
Recoveries	1	—
Provision for loan losses	463	515
Balance, end of year	$4,562	$3,866

Total loans outstanding at end of period	$414,749	$309,109
Allowance for loan losses to gross loans	1.10%	1.25%
Net charge-offs to average loans	0.01%	0.04%

Nonperforming Assets

The following table sets forth our nonperforming assets for the three months ended March 31, 2008 and December 31, 2007:

	2008	2007
	(dollars in thousands)
Nonaccrual loans	$1,617	$389
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	—	—

Total impaired loans	1,617	389
Other real estate owned	90	—
Total nonperforming assets	$1,707	$389

Nonperforming assets to gross loans	0.41%	0.10%

The bank had four nonperforming loans at March 31, 2008 totaling $1.6 million and three nonperforming assets totaling $389,000 at December 31, 2007. At March 31, 2008 and December 31, 2007, the allowance for loan losses was $4.6 million and $4.2 million, respectively, or 1.10% and 1.06%, respectively, of outstanding loans.  As of March 31, 2008, we had 45 loans with a current principal balance of $13.0 million on the watch list. At March 31, 2008, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  The entire balance of other real estate owned at the end of the quarter, approximately $90,000, has satisfactorily been resolved subsequent to March 31, 2008 without any additional loss.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain deposits with more favorable maturities than are readily available in our local market.  We anticipate that the ratio of out-of-market deposits to total deposits will improve with the opening of our additional retail deposit offices.  The amount of out-of-market deposits was $292.2 million, or 64.2% of total deposits, at March 31, 2008, and $226.8 million, or 58.4% of total deposits, at December 31, 2007.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 91.2% and 100.8% at March 31, 2008 and December 31, 2007, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008		December 31, 2007
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$11,272	0.00%	$10,550	0.00%
Interest bearing demand deposits	8,763	1.75%	6,718	3.58%
Savings and money market account	193,883	3.68%	186,732	4.86%
Time deposits less than $100,000	165,045	4.79%	131,130	5.10%
Time deposits greater than $100,000	34,131	4.73%	10,418	5.39%
Total deposits	$413,094	4.07%	$345,548	4.80%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Three months or less	$22,467	$7,344
Over three through six months	10,960	20,111
Over six though twelve months	1,891	1,183
Over twelve months	1,906	1,238
Total	$37,224	$29,876

The increase in time deposits of $100,000 or more for the three months ended March 31, 2008 compared to year end 2007 resulted from our funding the growth of the bank with a variety of deposit products, including retail time deposits.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2008 and the year ended December 31, 2007, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the three months ended March 31, 2008:
Securities sold under agreement to repurchase	$30,000	3.85%	$50,000	$39,543	3.92%
Junior subordinated debentures	8,248	4.08%	8,248	8,248	6.24%
Advances from FHLB	25,000	4.12%	25,000	26,187	4.17%
Federal funds purchased	—	—%	—	479	5.07%
ESOP borrowings	2,825	4.25%	2,900	2,848	5.24%
At or for the year ended December 31, 2007:
Securities sold under agreement to repurchase	$41,040	4.54%	$41,040	$14,828	4.96%
Junior subordinated debentures	8,248	6.61%	8,248	8,248	6.80%
Advances from FHLB	29,000	4.20%	30,000	20,575	4.92%
Federal funds purchased	—	—%	10,870	856	5.50%
ESOP borrowings	2,428	6.50%	2,428	854	7.02%

During the first quarter ending March 31, 2008, we reduced our dependency on other borrowings as demonstrated by the decrease of $11.0 million in securities sold under agreement to repurchase and $4.0 million in advances from the FHLB since year ending December 31, 2007.

Capital Resources

Total shareholders’ equity was $41.1 million at March 31, 2008 and $41.0 million at December 31, 2007.  The increase is attributable to proceeds from the additional paid in capital related to the ESOP of $13,298 and the increase in the guarantee of ESOP borrowings of $372,764, net of current year reductions, plus an increase of $545,715 in the fair value of available for sale securities, stock-based compensation expense of $185,192 and net loss of $233,320 for the three months ended March 31, 2008. Since our inception, we have not paid any cash dividends.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008	December 31, 2007
Return on average assets	(0.17)%	0.10%
Return on average equity	(2.27)%	1.00%
Equity to assets ratio	7.65%	9.51%

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

The following table sets forth the company’s various capital ratios at March 31, 2008 and December 31, 2007.  For all periods, the company was considered “well capitalized.”

	March 31,	December 31,
Tidelands Bancshares, Inc.	2008	2007
Leverage ratio	8.75%	9.58%
Tier 1 risk-based capital ratio	10.47%	11.39%
Total risk-based capital ratio	11.49%	12.39%

The following table sets forth the bank’s various capital ratios at March 31, 2008 and December 31, 2007.  For all periods, the bank was considered “well capitalized.”

	March 31,	December 31,
Tidelands Bank	2008	2007
Leverage ratio	9.14%	9.93%
Tier 1 risk-based capital ratio	10.94%	11.80%
Total risk-based capital ratio	11.96%	12.80%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2008, unfunded commitments to extend credit were $54.6 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2008, there were commitments totaling approximately $947,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 55.9% of our loans were variable rate loans at March 31, 2008 and 80.3% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.   While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2008 and December 31, 2007, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $24.2 million and $2.7 million, or 4.3% and 0.5% of total assets, respectively.  Our available for sale securities at March 31, 2008 and December 31, 2007 amounted to $90.5 million and $88.0 million, or 16.0% and 17.2% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $40.2 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During the previous year, as a result of historically low rates that were being earned on short-term investments, we chose to maintain a lower than normal level of short-term securities.  In addition, we maintain three federal funds purchased lines of credit with correspondent banks totaling $24.5 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.  At March 31, 2008, we had $25.0 million in total advances and letters of credit from the FHLB with an excess lendable collateral value of approximately $13.5 million.

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates.  Our risk management committee monitors and considers methods of managing exposure to interest rate risk.  The risk management committee is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

The following table sets forth information regarding our rate sensitivity, as of March 31, 2008, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$21,565	$—	$—	$—	$21,565
Investment securities	4,225	3,892	50,870	31,487	90,474
Loans	246,277	31,365	85,594	51,513	414,749

Total interest-earning assets	$272,067	$35,257	$136,464	$83,000	$526,788

Interest-bearing liabilities:
Money market and NOW	$195,741	$—	$—	$—	$195,741
Regular savings	176	—	—	—	176
Time deposits	54,590	123,049	67,829	546	246,014
Junior subordinated debentures	8,248	—	—	—	8,248
Other borrowings	10,000	16,000	9,000	22,825	57,825

Total interest-bearing liabilities	$268,755	$139,049	$76,829	$23,371	$508,004

Period gap	$3,312	$(103,792)	$59,635	$59,629	$18,784
Cumulative gap	$3,312	$(100,480)	$(40,845)	$18,784	$18,784

Ratio of cumulative gap to total earning assets	0.63%	(19.07)%	(7.75)%	3.57%	3.57%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 14, 2008	By:	/s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.