Form 10-Q
period 2008-06-30
TIDELANDS BANCSHARES INC
filed 2008-08-12
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of August 1, 2008.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,964,503	$724,957
Federal funds sold	7,625,000	1,945,000
Total cash and cash equivalents	10,589,503	2,669,957
Securities available for sale	120,647,662	88,036,109
Nonmarketable equity securities	2,196,140	2,060,940
Total securities	122,843,802	90,097,049
Mortgage loans held for sale	655,967	1,426,800
Loans receivable	432,986,674	391,349,869
Less allowance for loan losses	4,763,165	4,158,324
Loans, net	428,223,509	387,191,545
Premises, furniture and equipment, net	19,587,077	17,759,388
Accrued interest receivable	3,049,974	3,164,124
Bank owned life insurance	13,077,047	7,849,156
Other assets	3,694,244	2,111,572
Total assets	$601,721,123	$512,269,591

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$12,649,686	$10,191,152
Interest-bearing transaction accounts	25,566,735	8,460,166
Savings and money market	152,436,066	199,833,835
Time deposits $100,000 and over	71,573,801	29,876,086
Other time deposits	224,641,285	139,808,202
Total deposits	486,867,573	388,169,441

Securities sold under agreements to repurchase	30,000,000	41,040,000
Junior subordinated debentures	14,434,000	8,248,000
Advances from Federal Home Loan Bank	25,000,000	29,000,000
ESOP borrowings	2,750,000	2,427,500
Accrued interest payable	1,505,727	1,341,161
Other liabilities	1,604,979	1,088,319
Total liabilities	562,162,279	471,314,421
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 and 4,277,176 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	42,772	42,772
Unearned ESOP shares	(2,721,340)	(2,427,500)
Capital surplus	43,118,044	42,788,666
Retained earnings (deficit)	(415,635)	49,164
Accumulated other comprehensive income (loss)	(464,997)	502,068
Total shareholders’ equity	39,558,844	40,955,170
Total liabilities and shareholders’ equity	$601,721,123	$512,269,591

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the six and three months ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$13,783,616	$12,983,547	$6,677,908	$6,823,373
Securities available for sale, taxable	2,481,591	968,042	1,314,734	499,233
Securities available for sale, non-taxable	149,486	159,092	70,679	102,516
Federal funds sold	187,876	432,126	125,499	280,768
Other interest income	1,914	4,146	576	2,938
Total interest income	16,604,483	14,546,953	8,189,396	7,708,828

Interest expense:
Time deposits $100,000 and over	951,913	185,725	546,163	89,725
Other deposits	7,253,837	7,343,465	3,433,765	4,072,976
Other borrowings	1,503,883	1,054,455	666,278	485,864
Total interest expense	9,709,633	8,583,645	4,646,206	4,648,565

Net interest income	6,894,850	5,963,308	3,543,190	3,060,263

Provision for loan losses	777,000	1,025,000	314,000	510,000

Net interest income after provision for loan losses	6,117,850	4,938,308	3,229,190	2,550,263

Noninterest income:
Service charges on deposit accounts	18,312	17,076	8,755	9,270
Residential mortgage origination income	280,128	442,984	139,814	201,156
Gain on sale of securities available for sale	32,154	2,864	—	—
Gain on sale of real estate	23,351	—	2,832	—
Other service fees and commissions	149,935	85,014	86,616	43,982
Bank owned life insurance	226,229	143,460	129,229	73,515
Other	14,786	8,632	9,581	3,940
Total noninterest income	744,895	700,030	376,827	331,863

Noninterest expense:
Salaries and employee benefits	4,404,340	3,207,462	2,289,191	1,698,092
Net occupancy	659,784	380,338	334,427	205,157
Furniture and equipment	334,099	174,684	176,574	92,260
Other operating	2,279,801	1,668,756	1,232,785	962,199
Total noninterest expense	7,678,024	5,431,240	4,032,977	2,957,708

Income (loss) before income taxes	(815,279)	207,098	(426,960)	(75,582)

Income tax expense (benefit)	(350,480)	79,000	(195,480)	(28,000)

Net income (loss)	$(464,799)	$128,098	$(231,480)	$(47,582)

Earnings (loss) per common share
Basic earnings (loss) per share	$(0.12)	$0.03	$(0.06)	$(0.01)
Diluted earnings (loss) per share	$(0.11)	$0.03	$(0.06)	$(0.01)

Weighted average common shares outstanding
Basic	4,056,416	4,274,466	4,044,186	4,276,468
Diluted	4,073,489	4,274,466	4,053,326	4,276,468

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the six months ended June 30, 2008 and 2007

(Unaudited)

						Accumulated
						other
			Unearned		Retained	compre-
	Common Stock		ESOP	Capital	earnings	hensive
	Shares	Amount	Shares	surplus	(deficit)	income (loss)	Total

Balance, December 31, 2006	4,272,385	$42,724	$—	$42,045,551	$(364,140)	$96,319	$41,820,454

Proceeds from exercise of stock options	4,266	43		38,106			38,149

Stock based compensation expense				346,324			346,324

Net income					128,098		128,098

Other comprehensive loss, net of taxes of $478,179						(779,821)	(779,821)

Comprehensive loss							(651,723)

Balance, June 30, 2007	4,276,651	$42,767	$—	$42,429,981	$(236,042)	$(683,502)	$41,553,204

Balance, December 31, 2007	4,277,176	$42,772	$(2,427,500)	$42,788,666	$49,164	$502,068	$40,955,170

Allocation of unearned ESOP shares				(32,788)			(32,788)

Stock based compensation expense				362,166			362,166

Guarantee of ESOP borrowings, net of current year repayments			(293,840)				(293,840)

Net loss					(464,799)		(464,799)

Other comprehensive loss, net of taxes of $592,718						(967,065)	(967,065)

Comprehensive loss							(1,431,864)

Balance, June 30, 2008	4,277,176	$42,772	$(2,721,340)	$43,118,044	$(415,635)	$(464,997)	$39,558,844

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(464,799)	$128,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	777,000	1,025,000
Depreciation and amortization expense	412,828	168,617
Discount accretion and premium amortization	(32,569)	(12,685)
Stock based compensation expense	362,166	346,324
(Increase) decrease in deferred income tax	(546,498)	118,772
Proceeds from sale of residential mortgages	21,503,185	29,389,784
Disbursements for residential mortgages held-for-sale	(20,732,352)	(28,994,107)
Increase (decrease) in accrued interest receivable	114,150	(436,324)
Increase in accrued interest payable	164,567	20,669
Increase in cash surrender value of life insurance	(226,229)	(143,460)
Gain from sale of securities available for sale	(32,154)	(2,864)
Increase in other assets	(443,457)	(113,180)
Decrease in other liabilities	340,614	60,571
Net cash provided by operating activities	1,196,452	1,555,215
Cash flows from investing activities:
Purchases of nonmarketable equity securities	(135,200)	—
Purchases of securities available for sale	(43,160,893)	(14,989,964)
Proceeds from sales of securities available for sale	5,278,866	4,548,506
Proceeds from calls and maturities of securities available for sale	3,775,414	344,797
Net increase in loans receivable	(41,808,964)	(68,412,225)
Purchase of premises, furniture and equipment, net	(2,240,517)	(7,475,723)
Purchase of bank owned life insurance	(5,001,662)	—
Net cash used by investing activities	(83,292,956)	(85,984,609)
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(27,832,667)	55,683,395
Net increase in certificates of deposit and other time deposits	126,530,798	35,491,007
Decrease in securities sold under agreements to repurchase	(11,040,000)	—
Repayment of FHLB advances	(4,000,000)	—
Proceeds from junior subordinated debentures	6,186,000	—
Proceeds from ESOP borrowings	472,500	—
Repayment of ESOP borrowings	(150,000)	—
Increase in unearned ESOP shares	(326,628)	—
Proceeds from other borrowings	176,047	—
Proceeds from exercise of stock options	—	38,149
Net cash provided by financing activities	90,016,050	91,212,551
Net increase in cash and cash equivalents	7,919,546	6,783,157
Cash and cash equivalents, beginning of period	2,669,957	5,413,995
Cash and cash equivalents, end of period	$10,589,503	$12,197,152

Cash paid during the period for:
Income taxes	$—	$122,107
Interest	$9,545,067	$8,562,976

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB.  The financial statements, as of June 30, 2008 and for the interim periods ended June 30, 2008 and 2007, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2007 Annual Report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”).  The Company operated as a development stage company from January 31, 2002 to October 5, 2003.  Tidelands Bank commenced business on October 6, 2003.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry and Beaufort counties in South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. On February 22, 2006, the Company formed Tidelands Statutory Trust I for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements. On June 20, 2008, the Company formed Tidelands Statutory Trust II for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - COMPREHENSIVE INCOME

The change in the components of other comprehensive income and related tax effects are as follows for the six and three months ended June 30, 2008 and 2007:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Change in unrealized gains (losses) on securities available-for-sale	$(1,527,629)	$(1,255,136)	$(2,439,970)	$(1,269,504)
Reclassification adjustment for gains realized in net income	32,154	2,864	—	—
Net change in unrealized gains (losses) on securities	(1,559,783)	(1,258,000)	(2,439,970)	(1,269,504)
Tax effect	592,718	478,179	927,190	482,410
Net-of-tax amount	$(967,065)	$(779,821)	$(1,512,780)	$(787,094)

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage backed securities, municipal bonds and corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2008:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investment securities	$—	$120,647,662	$—
Mortgage loans held for sale	—	655,967	—
Total	$—	$121,303,629	$—

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $2.9 million.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At June 30, 2008 and December 31, 2007, the reserve requirement was met by the cash balance in the vault.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2008
U.S. government agencies	$14,032,160	$84,580	$3,876	$14,112,864
Government-sponsored enterprises	48,717,817	231,811	321,566	48,628,062
Mortgage-backed securities	46,879,302	57,440	271,652	46,665,090
Municipals	7,187,055	5,744	131,653	7,061,146
Preferred stocks	4,599,286	—	418,786	4,180,500
Total	$121,415,620	$379,575	$1,147,533	$120,647,662

December 31, 2007
U.S. government agencies	$14,033,960	$229,275	$—	$14,263,235
Government-sponsored enterprises	33,237,738	417,287	1,002	33,654,023
Mortgage-backed securities	23,979,241	269,183	1,121	24,247,303
Municipals	12,440,346	23,629	64,341	12,399,634
Preferred stocks	3,553,000	71,914	153,000	3,471,914
Total	$87,244,285	$1,011,288	$219,464	$88,036,109

The amortized cost and estimated fair values of investment securities at June 30, 2008, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	500,000	510,218
Due after five years through ten years	17,347,587	17,442,951
Due after ten years	56,688,731	56,029,403
Subtotal	74,536,318	73,982,572
Mortgage-backed securities	46,879,302	46,665,090
Total Securities	$121,415,620	$120,647,662

At June 30, 2008 and December 31, 2007, investment securities with book values of $42,073,383 and $52,472,339 and market values of $42,154,848 and $53,110,819, respectively, were pledged as collateral for securities sold under agreements to repurchase and Federal Home Loan Bank advances. Gross proceeds from the sale of investment securities totaled $5,278,866 and $12,514,016, resulting in a realized gain of $32,154 and $37,637 for the six months ending June 30, 2008 and twelve months ending December 31, 2007, respectively.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2008
U.S. government agencies	$2,008,284	$3,876	$—	$—	$2,008,284	$3,876
Government-sponsored enterprises	14,757,819	321,566	—	—	14,757,819	321,566
Mortgage-backed securities	33,740,217	271,652	—	—	33,740,217	271,652
Municipals	6,386,904	131,653	—	—	6,386,904	131,653
Preferred stocks	3,952,500	193,786	228,000	225,000	4,180,500	418,786
	$60,845,724	$922,533	$228,000	$225,000	$61,073,724	$1,147,533

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2007
U.S. government agencies	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	959,510	214	1,472,299	788	2,431,809	1,002
Mortgage-backed securities	1,537,576	1,121	—	—	1,537,576	1,121
Municipals	5,843,156	50,535	1,346,625	13,806	7,189,781	64,341
Preferred stocks	300,000	153,000	—	—	300,000	153,000
	$8,640,242	$204,870	$2,818,924	$14,594	$11,459,166	$219,464

Securities classified as available for sale are recorded at fair market value.  Of the securities in an unrealized loss position, there was one security in a continuous loss position for 12 months or more at June 30, 2008. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $151,640 of stock in community bank holding companies for both periods ending June 30, 2008 and December 31, 2007, respectively.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At June 30, 2008 and December 31, 2007, the Company’s investment in Federal Home Loan Bank stock was $2,044,500 and $1,909,300, respectively.

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended June 30, 2008 and December 31, 2007:

	2008	2007
Real estate - construction	$177,473,269	$159,814,556
Real estate - mortgage	223,253,637	204,068,162
Commercial and industrial	27,636,098	24,349,662
Consumer and other	4,896,479	3,466,949
Deferred origination fees, net	(272,809)	(349,460)
Total loans receivable, gross	432,986,674	391,349,869
Less allowance for loan loss	4,763,165	4,158,324
Total loans receivable, net	$428,223,509	$387,191,545

The composition of gross loans by rate type is as follows for the periods ended June 30, 2008 and December 31, 2007:

	2008	2007
Variable rate loans	$242,461,047	$221,524,585
Fixed rate loans	190,525,627	169,825,284
Total gross loans	$432,986,674	$391,349,869

Transactions in the allowance for loan losses are summarized below for the periods ended June 30, 2008 and 2007:

	2008	2007
Balance, beginning of year	$4,158,324	$3,467,000
Provision charged to operations	777,000	1,025,000
Net loan charge offs	(172,659)	(222,106)
Net loan recoveries	500	—
Balance, end of year	$4,763,165	$4,269,894
Gross loans outstanding, end of period	$432,986,674	$341,400,247

The allowance for loan losses, as a percent of gross loans outstanding, was 1.10% and 1.25% for periods ending June 30, 2008 and 2007, respectively.  At June 30, 2008, the Bank had eleven loans totaling $2,901,061, or 0.67% of gross loans, in nonaccrual status.  At December 31, 2007, the Bank had three loans totaling $389,095, or 0.10% of gross loans, in nonaccrual status. Furthermore, there were no loans contractually past due 90 days or more and still accruing interest at June 30, 2008 or December 31, 2007. During the period ending June 30, 2008, the Bank held one property in other real estate owned totaling $90,000 and subsequently sold the property on April 17, 2008 without any loss to the bank. The Bank did not possess any other real estate owned during the period ending December 31, 2007. At June 30, 2008, the Bank had eleven impaired loans totaling $2,901,061 compared to $389,095 at December 31, 2007. Our analysis of SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

NOTE 8 - DEPOSITS

At June 30, 2008, the scheduled maturities of certificates of deposit were as follows:

Amount
Maturing:
Remaining through 2008	$154,699,699
2009	96,989,726
2010	38,829,384
2011	4,558,460
2012	872,272
Thereafter	265,545
Total	$296,215,086

NOTE 9 - JUNIOR SUBORDINATED DEBENTURES

On February 22, 2006, Tidelands Statutory Trust (the “Trust I”), a non-consolidated subsidiary of the Company, issued and sold floating rate capital securities of the trust (the “Trust I Securities”), generating proceeds of $8.0 million.  The Trust I loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 4.08% at June 30, 2008.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.  The Company has no current intention to exercise its right to defer payments of interest on the Trust I Securities.

The Trust I Securities mature or are mandatorily redeemable upon maturity on March 30, 2036 or upon earlier optional redemption as provided in the indenture.  The Company has the right to redeem the Trust I Securities in whole or in part, on or after March 30, 2011.  The Company may also redeem the Trust I Securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

On June 20, 2008, Tidelands Statutory Trust II (the “Trust II”), a non-consolidated subsidiary of the Company, issued and sold floating rate capital securities of the trust (the “Trust II Securities”), generating proceeds of $6.0 million.  The Trust II loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. A portion of the debentures qualifies as Tier 1, and the remaining portion qualifies as Tier 2 capital, under Federal Reserve Board guidelines.

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075% thereafter.  The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2038.  The Company has no current intention to exercise its right to defer payments of interest on the Trust II Securities.

The Trust II Securities mature or are mandatorily redeemable upon maturity on June 30, 2038 or upon earlier optional redemption as provided in the indenture.  The Company has the right to redeem the Trust II Securities in whole or in part, on or after June 30, 2013.  The Company may also redeem the Trust II Securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which they believe would reasonably be expected to have a material adverse effect on the financial position or operating results of the Company.

NOTE 11 - EARNINGS (LOSS) PER SHARE

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

Basic and diluted net income (loss) per share are computed below for the six and three months ended June 30, 2008 and 2007:

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings (loss) per share computation:

Net income (loss) available to common shareholders	$(464,799)	$128,098	$(231,480)	$(47,582)
Average common shares outstanding – basic	4,056,416	4,274,466	4,044,186	4,276,468
Basic earnings (loss) per share	$(0.12)	$0.03	$(0.06)	$(0.01)

Diluted earnings (loss) per share computation:

Net income (loss) available to common shareholders	$(464,799)	$128,098	$(231,480)	$(47,582)
Average common shares outstanding – basic	4,056,416	4,274,466	4,044,186	4,276,468
Incremental shares from assumed conversions:
Stock options	17,073	—	9,140	—
Average common shares outstanding – diluted	4,073,489	4,274,466	4,053,326	4,276,468
Diluted earnings (loss) per share	$(0.11)	$0.03	$(0.06)	$(0.01)

NOTE 12 - REGULATORY MATTERS

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

As of June 30, 2008 and December 31, 2007, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at June 30, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2008
Total capital (to risk-weighted assets)	$53,785,000	11.44%	$46,973,300	10.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	46,117,000	9.81%	28,183,980	6.00%	N/A	N/A
Tier 1 capital (to average assets)	46,117,000	7.92%	29,096,300	5.00%	N/A	N/A
December 31, 2007
Total capital (to risk-weighted assets)	$51,493,000	12.39%	$41,667,700	10.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	47,335,000	11.39%	25,000,620	6.00%	N/A	N/A
Tier 1 capital (to average assets)	47,335,000	9.58%	24,759,200	5.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2008
Total capital (to risk-weighted assets)	$58,594,000	12.47%	$37,578,640	8.00%	$46,973,300	10.00%
Tier 1 capital (to risk-weighted assets)	53,831,000	11.46%	18,789,320	4.00%	28,183,980	6.00%
Tier 1 capital (to average assets)	53,831,000	9.25%	23,277,040	4.00%	29,096,300	5.00%
December 31, 2007
Total capital (to risk-weighted assets)	$53,318,000	12.80%	$33,334,160	8.00%	$41,667,700	10.00%
Tier 1 capital (to risk-weighted assets)	49,160,000	11.80%	16,667,080	4.00%	25,000,620	6.00%
Tier 1 capital (to average assets)	49,160,000	9.93%	19,807,360	4.00%	24,759,200	5.00%

NOTE 13 - UNUSED LINES OF CREDIT

As of June 30, 2008, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $32.5 million.  These lines of credit are available on a one to 14 day basis for general corporate purposes.  In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $9.8 million at June 30, 2008.

NOTE 14 - SHAREHOLDERS’ EQUITY

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

NOTE 15 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  As of June 30, 2008, the ESOP has purchased 241,916 outstanding shares. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $185,437 for the six months ended June 30, 2008.  At June 30, 2008, the ESOP has outstanding loans amounting to $2,750,000 at a variable rate of 4.00%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2008 compared to December 31, 2007 and the results of operations for the six and three months ended June 30, 2008 compared to the six and three months ended June 30, 2007. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2007 Annual Report on Form 10-KSB.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to, those described under “Risk Factors” in Item 1 of our 2007 Annual Report on Form 10-KSB and the following:

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

Overview

Our bank subsidiary, Tidelands Bank, commenced operations in October 2003 through our main office located in Mount Pleasant, South Carolina.  On April 23, 2007, we opened a permanent full service banking facility in our Summerville location.  We opened a permanent facility for our full service branch in Myrtle Beach on June 7, 2007. In addition, we opened a new full service branch office in the Park West area of Mount Pleasant on May 14, 2007, and converted the loan production office in the West Ashley area of Charleston to a full service branch on July 2, 2007. The Bluffton loan production office opened as a full service banking facility on May 21, 2008. On July 23, 2008, we opened a permanent full service banking facility in Murrells Inlet. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates. We have grown rapidly since our inception, with a focus on growing our loan portfolio.

The following discussion describes our results of operations for the six and three months ended June 30, 2008 as compared to the six and three months ended June 30, 2007 and also analyzes our financial condition as of June 30, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. A description of other accounting policies are summarized in Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The Company has followed those policies in preparing this report.

Results of Operations

Income Statement Review

Summary

Six months ended June 30, 2008 and 2007

Our net loss was approximately $465,000 for the six months ended June 30, 2008 compared to net income of $128,000 for the same period in 2007. Net loss before income tax benefit was $815,000 for the six months ended June 30, 2008 compared to net income before income tax expense of $207,000 for the six months ended June 30, 2007.  The $1.0 million decrease in net income before income tax effect resulted from a $2.2 million increase in noninterest expense offset by increases of $932,000 in net interest income before provision for loan losses and $45,000 in other income.  We recorded provisions for loan losses of $777,000 and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.

Three months ended June 30, 2008 and 2007

Our net loss was approximately $231,000 and $48,000 for the three months ended June 30, 2008 and 2007, respectively. Net loss before income tax benefit was $427,000 and $76,000 for the three months ended June 30, 2008 and 2007, respectively.  The $351,000 net decrease in income before income tax effect resulted from a $1.1 million increase in noninterest expense primarily due to increases in salaries and employee benefits and in occupancy expense offset by increases of $483,000 in net interest income before provision for loan losses and $45,000 in other income.  Additionally, we recorded provisions for loan losses of $314,000 and $510,000 for the three months ended June 30, 2008 and 2007, respectively.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio is the primary driver of the increase in net interest income.  During the six months ended June 30, 2008, our loan portfolio increased $41.6 million from the year end balance.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, no assurance can be given that we will be able to continue to increase loans at the same growth rate as we have experienced in the past.

Our decision to grow the loan portfolio at the current pace has created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At June 30, 2008, loans represented 72.0% of total assets, while securities and federal funds sold represented 21.7% of total assets.  While we plan to continue our focus on increasing the loan portfolio, we also anticipate proportionately increasing the size of the investment portfolio.

The current interest rate environment, which is relatively low by historical measures, has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in a growing branch environment, which in turn allowed us to focus on growing our loan portfolio.  At June 30, 2008, retail deposits represented $215.7 million, or 38.6% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings.  Commercial deposits represented $27.2 million, or 4.9% of total funding, borrowings represented $72.4 million, or 12.9% of total funding, and wholesale out-of-market deposits represented $243.9 million, or 43.6% of total funding.

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

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the six months ended June 30, 2008 increased primarily because we had more interest-earning assets than interest-bearing liabilities.  For the six months ended June 30, 2008 and 2007, average interest-earning assets exceeded average interest-bearing liabilities by $20.2 million and $30.2 million, respectively.

The impact of the Federal Reserve’s recent interest rate decreases will result in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest spread and net interest margin decreased during the six months ended June 30, 2008 when compared to the same period in 2007, as a result of the bank having less interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the six months ended June 30, 2008 and 2007 were 2.65% and 3.24%, respectively.  The recent decreases in short-term rates has resulted in a decrease in loan yields, partially offset by lower rates on our interest deposits and borrowings, which has resulted in a reduction in our net interest margin.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the six and three months ended June 30, 2008 and 2007.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Six Months Ended June 30, 2008 and 2007

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the six months ended June 30, 2008 and 2007, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$102	$2	3.78%	$151	$4	5.54%
Federal funds sold	16,904	188	2.24%	16,610	432	5.25%
Taxable investment securities	86,369	2,482	5.78%	33,748	968	5.78%
Non-taxable investment securities	7,614	149	3.95%	8,015	159	4.00%
Loans receivable(2)	412,886	13,784	6.71%	312,293	12,984	8.38%
Total earning assets	523,875	16,605	6.38%	370,817	14,547	7.91%

Nonearning assets:
Cash and due from banks	3,610			765
Mortgages held for sale	749			1,856
Premises and equipment, net	18,675			12,642
Other assets	16,860			11,889
Allowance for loan losses	(4,530)			(3,922)
Total nonearning assets	35,364			23,230
Total assets	$559,239			$394,047

Interest-bearing liabilities:
Interest bearing transaction accounts	$12,558	132	2.12%	$5,617	$110	3.94%
Savings & money market	185,222	2,945	3.20%	165,117	4,074	4.98%
Time deposits less than $100,000	190,229	4,177	4.42%	126,405	3,160	5.04%
Time deposits greater than $100,000	43,694	952	4.38%	6,310	186	5.94%
Junior subordinated debentures	8,520	234	5.53%	8,248	281	6.87%
Advances from FHLB	25,593	535	4.21%	18,022	478	5.35%
Securities sold under repurchase agreement	34,772	662	3.83%	10,000	270	5.44%
Federal funds purchased	240	6	5.13%	918	25	5.61%
ESOP borrowings	2,836	67	4.72%	—	—	—%
Other borrowings	6	—	—%	—	—	—%
Total interest-bearing liabilities	503,670	9,710	3.88%	340,637	8,584	5.08%
Noninterest-bearing liabilities:
Demand deposits	12,303			10,079
Other liabilities	2,660			1,408
Shareholders’ equity	40,606			41,923

Total liabilities and shareholders’ equity	$559,239			$394,047
Net interest income		$6,895			$5,963
Net interest spread			2.50%			2.83%
Net interest margin			2.65%			3.24%

(1)           Annualized for the six month period.

(2)           Includes nonaccruing loans.

The net interest spread and net interest margin decreased during the six months ended June 30, 2008 primarily as a result of the bank having more interest-bearing assets than interest-earning liabilities that repriced as market rates began to decrease over the period.

Interest income for the six months ended June 30, 2008 was $16.6 million, consisting of $13.8 million on loans, $2.6 million on investments, and $190,000 on federal funds sold and interest bearing balances.  Interest income for the six months ended June 30, 2007 was $14.5 million, consisting of $13.0 million on loans, $1.1 million on investments, and $436,000 on federal funds sold and interest bearing balances.  Interest and fees on loans represented 83.0% and 89.3% of total interest income for the six months ended June 30, 2008 and 2007, respectively. Income from investments, federal funds sold and interest bearing balances represented 17.0% and 10.7% of total interest income for the six months ended June 30, 2008 and 2007, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 78.8% and 84.2% of average interest-earning assets for the six months ended June 30, 2008 and 2007, respectively.

Interest expense for the six months ended June 30, 2008 was $9.7 million, consisting of $8.2 million related to deposits, $662,000 related to securities sold under a repurchase agreement, $234,000 related to junior subordinated debentures, $535,000 related to advances from the FHLB and $73,000 related to other borrowings and federal funds purchased.  Interest expense for the six months ended June 30, 2007 was $8.6 million, consisting of $7.5 million related to deposits, $270,000 related to securities sold under a repurchase agreement, $281,000 related to junior subordinated debentures, $478,000 related to advances from the FHLB and $25,000 related to federal funds purchased.  Interest expense on deposits for the six months ended June 30, 2008 and 2007 represented 84.5% and 87.7% of total interest expense, respectively, while interest expense on borrowings represented 15.5% and 12.3%, respectively, of total interest expense.  During the six months ended June 30, 2008, average interest-bearing liabilities were higher by $163.0 million than for the same period in 2007.

Net interest income, the largest component of our income, was $6.9 million and $6.0 million for the six months ended June 30, 2008 and June 30, 2007, respectively.  The $932,000 million increase in net interest income for the six months ended June 30, 2008 compared to the same period in 2007 resulted from a $2.1 million increase in interest income offset by a $1.1 million increase in interest expense.  The significant increase in 2008 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

Our net interest spread was 2.50% for the six months ended June 30, 2008, compared to 2.83% for the six months ended June 30, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the six months ended June 30, 2008 was 2.65%, compared to 3.24% for the six months ended June 30, 2007. For the second quarter of 2008, interest-earning assets averaged $523.9 million compared to $370.8 million in the same quarter of 2007.  During the same periods, average interest-bearing liabilities were $503.7 million and $340.6 million, respectively.

Three Months Ended June 30, 2008 and 2007

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended June 30, 2008 and 2007, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$75	$1	3.10%	$213	$3	5.54%
Federal funds sold	25,964	125	1.94%	20,921	281	5.38%
Taxable investment securities	92,382	1,315	5.72%	34,617	499	5.78%
Non-taxable investment securities	7,212	70	3.94%	10,285	103	4.00%
Loans receivable(2)	422,001	6,678	6.36%	330,685	6,823	8.28%
Total earning assets	547,634	8,189	6.02%	396,721	7,709	7.79%

Nonearning assets:
Cash and due from banks	3,713			2,014
Mortgages held for sale	762			1,985
Premises and equipment, net	19,188			14,656
Other assets	18,233			11,909
Allowance for loan losses	(4,633)			(4,128)
Total nonearning assets	37,263			26,436
Total assets	$584,897			$423,157

Interest-bearing liabilities:
Interest bearing transaction accounts	$16,354	93	2.30%	$5,688	$56	3.94%
Savings & money market	176,560	1,151	2.62%	187,734	2,328	4.97%
Time deposits less than $100,000	214,415	2,189	4.11%	135,291	1,689	5.01%
Time deposits greater than $100,000	54,257	546	4.05%	6,212	90	5.79%
Junior subordinated debentures	8,792	105	4.79%	8,248	142	6.90%
Advances from FHLB	25,000	261	4.19%	16,066	214	5.34%
Securities sold under repurchase agreement	30,000	272	3.64%	10,000	130	5.22%
ESOP borrowings	2,824	29	4.15%	—	—	—%
Other borrowings	12	—	—%	—	—	—%
Total interest-bearing liabilities	528,214	4,646	3.54%	369,239	4,649	5.05%
Noninterest-bearing liabilities:
Demand deposits	13,334			10,489
Other liabilities	2,800			1,407
Shareholders’ equity	40,549			42,022

Total liabilities and shareholders’ equity	$584,897			$423,157
Net interest income		$3,543			$3,060
Net interest spread			2.48%			2.74%
Net interest margin			2.60%			3.09%

(1)Annualized for the three month period.

(2)Includes nonaccruing loans.

During the three months ended June 30, 2008, the net interest spread and net interest margin declined in comparison to the previous period in 2007.

Interest income for the three months ended June 30, 2008 was $8.2 million, consisting of $6.7 million on loans, $1.4 million on investments, and $126,000 on federal funds sold and interest bearing balances.  Interest income for the three months ended June 30, 2007 was $7.7 million, consisting of $6.8 million on loans, $602,000 on investments, and $284,000 on federal funds sold and interest bearing balances.   Interest and fees on loans represented 81.5% and 88.5% of total interest income for the three months ended June 30, 2008 and 2007, respectively. Income from investments, federal funds sold, and interest bearing balances represented 18.5% and 11.5% of total interest income for the three months ended June 30, 2008 and 2007, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 77.1% and 83.4% of average interest-earning assets for the three months ended June 30, 2008 and 2007, respectively.

Interest expense for the three months ended June 30, 2008 was $4.6 million, consisting of $4.0 million related to deposits, $272,000 related to securities sold under repurchase agreements, $105,000 related to junior subordinated debentures, $261,000 related to Federal Home Loan Bank (“FHLB”) advances, and $29,000 related to ESOP borrowings.  Interest expense for the three months ended June 30, 2007 was $4.6 million, consisting of $4.2 million related to deposits, $130,000 related to securities sold under a repurchase agreement, $142,000 related to junior subordinated debentures, and $214,000 related to advances from the FHLB.  Interest expense on deposits for the three months ended June 30, 2008 and 2007 represented 85.6% and 89.5%, respectively, of total interest expense, while interest expense on other liabilities represented 14.4% and 10.5%, respectively, of total interest expense. During the three months ended June 30, 2008, average interest-bearing liabilities were higher by $159.0 million.

Net interest income, the largest component of our income, was $3.5 million and $3.1 million for the three months ended June 30, 2008 and 2007, respectively.  The increase in 2008 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

The approximately $483,000 increase in net interest income for the three months ended June 30, 2008 compared to the same period in 2007 resulted from a $480,000 increase in interest income offset by a $3,000 decrease in interest expense.  The increases in net interest income were derived by higher average earning assets and interest-bearing liabilities.

Our net interest spread was 2.48% for the three months ended June 30, 2008 compared to 2.74% for the three months ended June 30, 2007.  Our net interest margin for the three months ended June 30, 2008 was 2.60%, compared to 3.09% for the three months ended June 30, 2007.  During the first quarter of 2008, interest-earning assets averaged $547.6 million compared to $396.7 million in the same quarter of 2007.  During the same periods, average interest-bearing liabilities were $528.2 million and $369.2 million, respectively.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Six Months Ended June 30, 2008 vs. June 30, 2007				Six Months Ended June 30, 2007 vs. June 30, 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
				(in thousands)
Interest income
Loans	$4,182	$(2,558)	$(824)	$800	$3,875	$210	$92	$4,177
Taxable investment securities	1,509	2	3	1,514	450	57	65	572
Non-taxable investment securities	(8)	(2)	—	(10)	—	—	159	159
Federal funds sold	8	(248)	(4)	(244)	293	11	35	339
Interest bearing balances	(1)	(1)	—	(2)	—	1	2	3
Total interest income	5,690	(2,807)	(825)	2,058	4,618	279	353	5,250

Interest expense
Deposits	3,182	(1,761)	(745)	676	2,329	598	326	3,253
Junior subordinated debentures	9	(54)	(2)	(47)	74	17	6	97
Advances from FHLB	201	(101)	(43)	57	454	—	18	472
Securities sold under repurchase agreements	669	(80)	(197)	392	89	10	6	105
Federal funds purchased	(19)	(2)	2	(19)	2	2	1	5
ESOP borrowings	—	—	67	67	—	—	38	38
Other borrowings	—	—	—	—	(53)	(53)	53	(53)
Total interest expense	4,042	(1,998)	(918)	1,126	2,895	574	410	3,879

Net interest income	$1,648	$(809)	$93	$932	$1,723	$(295)	$(57)	$1,371

	Three Months Ended June 30, 2008 vs. June 30, 2007				Three Months Ended June 30, 2007 vs. June 30, 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
				(in thousands)
Interest income
Loans	$1,884	$(1,590)	$(439)	$(145)	$2,012	$(8)	$(4)	$2,000
Taxable investment securities	833	(7)	(11)	815	195	29	22	246
Non-taxable investment securities	(31)	(2)	1	(32)	—	—	103	103
Federal funds sold	68	(180)	(44)	(156)	201	6	29	236
Interest bearing balances	(2)	(1)	1	(2)	—	1	1	2
Total interest income	2,752	(1,780)	(492)	480	2,408	28	151	2,587

Interest expense
Deposits	1,574	(1,275)	(482)	(183)	1,385	227	129	1,741
Junior subordinated debentures	9	(44)	(3)	(38)	—	8	—	8
Advances from FHLB	119	(46)	(26)	47	200	—	8	208
Securities sold under repurchase agreements	261	(40)	(79)	142	47	(2)	(1)	44
Federal funds purchased	—	—	—	—	(17)	—	—	(17)
ESOP borrowings	—	—	29	29	—	—	—	—
Other borrowings	—	—	—	—	(28)	—	—	(28)
Total interest expense	1,963	(1,405)	(561)	(3)	1,587	233	136	1,956

Net interest income	$789	$(375)	$69	$483	$821	$(205)	$15	$631

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

Six Months Ended June 30, 2008 and 2007

Included in the statement of operations for the six months ended June 30, 2008 and 2007 is a noncash expense related to the provision for loan losses and corresponding an increase in the allowance of $777,000 and $1.0 million, respectively.  The increase was in response to the $41.6 million and the $68.2 million growth in loans for the six months ended June 30, 2008 and 2007, respectively.  The allowance for loan losses was approximately $4.8 million and $4.2 million as of June 30, 2008 and 2007, respectively. The allowance for loan losses as a percentage of gross loans was 1.10% at June 30, 2008 and 1.25% at June 30, 2007. At June 30, 2008, we had eleven nonperforming loans totaling approximately $2.9 million. Net charge offs amounted to approximately $172,000 for the six months ended June 30, 2008.

Three Months Ended June 30, 2008 and 2007

Included in the statement of operations for the three months ended June 30, 2008 and 2007 is a noncash expense related to the provision for loan losses of $314,000 and $510,000, respectively.  The increases in the allowance relates to our decision to increase the allowance in response to the $18.2 million and $32.3 million growth in loans for the three months ended June 30, 2008 and 2007, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income during the six and three months ended June 30, 2008 and 2007:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Service fees on deposit accounts	$18	$17	$9	$10
Residential mortgage origination fees	255	382	127	172
Origination income on mortgage loans sold	25	61	12	29
Gain on sale of investment securities	32	3	—	—
Gain on sale of real estate	24	—	3	—
Other service fees and commissions	150	85	87	44
Bank owned life insurance	226	143	129	73
Other	15	9	10	4
Total noninterest income	$745	$700	$377	$332

Six Months Ended June 30, 2008 and 2007

Noninterest income for the six months ended June 30, 2008 was $745,000, an increase of $45,000, compared to noninterest income of $700,000 during the same period in 2007.  The increase was primarily attributable to increases in residential mortgage origination income.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination fees were $255,000 and $382,000 for the six months ended June 30, 2008 and 2007, respectively.  The decrease of $127,000 in 2008 related primarily to a decline in volume in the mortgage department.  We received $25,000 of origination income on mortgage loans sold for the six months ended June 30, 2008 compared to $61,000 for the same period in 2007. We anticipate that the level of mortgage origination fees will continue to decrease if the mortgage refinancing business declines due to deteriorating economic conditions.  Further, changes in state law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $18,000 and $17,000 for the six months ended June 30, 2008 and 2007, respectively. The additional $1,000 of income resulted from the larger number of customer accounts.  Similarly, other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $65,000 to $150,000 for the six months ended June 30, 2008 when compared to the same period in 2007.

An additional $83,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the six months ended June 30, 2008 when compared to the same period in 2007. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $15,000 and $9,000 for the six months ended June 30, 2008 and 2007, respectively.

Three Months Ended June 30, 2008 and 2007

Noninterest income for the three months ended June 30, 2008 was $377,000, compared to noninterest income of $332,000 during the same period in 2007.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $127,000 and $172,000 for the three months ended June 30, 2008 and 2007, respectively.  The decrease of $45,000 related primarily to a decrease in origination volume in the mortgage department.  We received $12,000 of origination income on mortgage loans sold for the three months ended June 30, 2008 compared to $29,000 for the same period in 2007.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $9,000 and $10,000 for the three months ended June 30, 2008 and 2007, respectively. Similarly, other service fees, commissions, and the fee income received from customer NSF transactions increased $43,000 to $87,000 for the three months ended June 30, 2008, when compared to the same period in 2007. The increase is attributed to the growing number of customers to whom we provide financial services.

An additional $56,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the three months ended June 30, 2008 when compared to the same period in 2007. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $10,000 and $4,000 for the three months ended June 30, 2008 and 2007, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the six and three months ended June 30, 2008 and 2007:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(in thousands)
Salaries and benefits	$4,404	$3,207	$2,289	$1,698
Occupancy	660	380	334	205
Furniture and equipment expense	334	175	177	93
Professional fees	529	482	300	232
Advertising and marketing	478	294	262	212
Insurance	250	176	121	126
Data processing and related costs	192	122	98	60
Telephone	72	73	37	38
Postage	12	13	6	8
Office supplies, stationery and printing	77	62	41	42
Other	670	447	368	244
Total noninterest expense	$7,678	$5,431	$4,033	$2,958

Six Months Ended June 30, 2008 and 2007

We incurred noninterest expense of $7.7 million for the six months ended June 30, 2008 compared to $5.4 million for the six months ended June 30, 2007.  The $1.2 million increase in salaries and employee benefits and $280,000 increase in occupancy expense accounted for 65.7% of the $2.2 million increase in noninterest expense for the six months ended June 30, 2008 compared to the same period in 2007.  A significant portion of the increase in occupancy expenses is related to the addition of new branches.  The remaining $770,000 increase resulted primarily from increase of $47,000 in professional fees, $159,000 in furniture and equipment expense, $184,000 in marketing costs, $74,000 in insurance costs, $70,000 in data processing and related costs, and $236,000 in other expenses.  These increases were primarily related to the expansion of our services and facilities.

Salaries and employee benefits expense was $4.4 million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively.  These expenses represented 57.4% and 59.1% of our total noninterest expense for the six months ended June 30, 2008 and 2007, respectively.  The $1.2 million increase in salaries and employees benefits expense in 2008 compared to 2007 resulted from increases of $705,000 in base compensation, $16,000 in stock based compensation, $420,000 in higher benefits costs and $56,000 in additional incentive compensation.  The increase in salaries and employee benefits was due to additional personnel for our facilities to better service our customers.

Data processing and related costs increased $70,000, or 57.3%, for the six months ended June 30, 2008 compared to the same period in 2007.  These expenses were $192,000 and $122,000 for the six months ended June 30, 2008 and 2007, respectively.  During the six months ended June 30, 2008, our data processing costs for our core processing system were $147,000 compared to $96,000 for the six months ended June 30, 2007.

Three Months Ended June 30, 2008 and 2007

We incurred noninterest expense of approximately $4.0 million for the three months ended June 30, 2008 compared to $3.0 million for the three months ended June 30, 2007.  The $591,000 increase in salaries and employee benefits and $129,000 increase in occupancy expense accounted for 67.0% of the $1.1 million increase in noninterest expense for the three months ended June 30, 2008 compared to the same period in 2007. The remaining $355,000 increase resulted primarily from increase of $84,000 in furniture and equipment expense, $50,000 in marketing costs, $68,000 in professional fees, $38,000 in data processing and related costs, and $121,000 in other expenses, offset by a decrease in insurance costs of $5,000.

Salaries and employee benefits expense was approximately $2.3 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively.  These expenses represented 56.7% and 57.4% of our total noninterest expense for the three months ended June 30, 2008 and 2007, respectively.  The $591,000 increase in salaries and employees benefits expense in 2008 compared to 2007 resulted from increases of $309,000 in base compensation, $220,000 in higher benefits costs and $62,000 in additional incentive compensation.

Data processing and related costs increased approximately $38,000, or 63.8%, for the three months ended June 30, 2008 compared to the same period in 2007.  These expenses were $98,000 and $60,000 for the three months ended June 30, 2008 and 2007, respectively.  During the three months ended June 30, 2008, our data processing costs for our core processing system were $75,000 compared to $46,000 for the three months ended June 30, 2007.

Income Tax Expense

Six Months Ended June 30, 2008 and 2007

Income tax benefit was approximately $350,000 for the six months ended June 30, 2008 compared to income tax expense of $79,000 for the six months ended June 30, 2007.  Income taxes are based on effective tax rates of 40.0% and 38.0% for the six months ended June 30, 2008 and 2007, respectively.

Three Months Ended June 30, 2008 and 2007

Income tax benefit was approximately $195,000 and $28,000 for the three months ended June 30, 2008 and 2007, respectively.  Income taxes are based on effective tax rates of 40.0% and 37.0% for the three months ended June 30, 2008 and 2007, respectively.

Balance Sheet Review

General

At June 30, 2008, we had total assets of $601.7 million, consisting principally of $428.2 million in net loans, $656,000 in mortgage loans held for sale, $120.6 million in investment securities, $7.6 million in federal funds sold, $19.6 million in net premises, furniture and equipment, and $3.0 million in cash and due from banks.  Our liabilities at June 30, 2008 totaled $562.2 million, consisting principally of $486.9 million in deposits, $30.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $25.0 million in FHLB advances and $2.8 million in borrowings related to the ESOP.  At June 30, 2008, our shareholders’ equity was $39.6 million.

Federal Funds Sold

At June 30, 2008, our $7.6 million in short-term investments in federal funds sold on an overnight basis comprised 1.3% of total assets compared to $1.9 million, or 0.4% of total assets, at December 31, 2007.

Investments

At June 30, 2008, the $120.6 million in our available for sale investment securities portfolio represented approximately 20.1% of our total assets compared to $88.0 million, or 17.2% of total assets, at December 31, 2007.  We held U.S. government agency securities, government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $120.6 million and an amortized cost of $121.4 million for a net unrealized gain of $768,000.  We utilize the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

Contractual maturities and yields on our investments at June 30, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. government securities	$—	—%	$—	—%	$1,021	5.98%	$13,092	5.90%	$14,113	5.90%
Government- sponsored enterprises	—	—%	510	5.53%	16,023	5.49%	32,095	5.80%	48,628	5.69%
Mortgage-backed securities	—	—%	—	—%	—	—%	46,665	5.69%	46,665	5.69%
Municipals	—	—%	—	—%	399	4.06%	6,662	3.95%	7,061	3.95%
Preferred stocks	—	—%	—	—%	—	—%	4,181	7.68%	4,181	7.68%
Total	$—	—%	$510	5.53%	$17,443	5.48%	$102,695	5.71%	$120,648	5.68%

At June 30, 2008, our investments included U.S. government agency bonds issued by the Federal Farm Credit Bank with an amortized cost of approximately $14.0 million. Government sponsored enterprises consist of securities issued by the FHLB, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $9.6 million, $13.4 million, and $25.7 million, respectively. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $23.5 million, $21.3 million and $2.1 million, respectively. Municipals consist of securities issued by various different municipalities with an amortized cost of $7.2 million. Preferred stock consists of securities issued by the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $1.6 million and $3.0 million, respectively.

Other nonmarketable equity securities at June 30, 2008 consisted of FHLB stock with a cost of $2.0 million, and other investments of $151,640.

The amortized costs and the fair value of our investments at June 30, 2008 and December 31, 2007 are shown in the following table.

	June 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
U.S. government agencies	$14,032	$14,113	$14,034	$14,263
Government-sponsored enterprises	48,718	48,628	33,238	33,654
Mortgage-backed securities	46,880	46,665	23,979	24,247
Municipals	7,187	7,061	12,440	12,400
Preferred stocks	4,599	4,181	3,553	3,472
Total	$121,416	$120,648	$87,244	$88,036

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at June 30, 2008 and December 31, 2007 were $412.9 million and $339.8 million, respectively.  Gross loans outstanding at June 30, 2008 and December 31, 2007 were $433.0 million and $391.3 million, respectively.

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

The following table summarizes the composition of our loan portfolio at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$27,636	6.4%	$24,350	6.2%

Real Estate
Mortgage	223,254	51.6%	204,068	52.2%
Construction	177,473	41.0%	159,815	40.8%
Total real estate	400,727	92.6%	363,883	93.0%

Consumer
Consumer	4,897	1.1%	3,467	0.9%

Deferred origination fees, net	(273)	(0.1)%	(350)	(0.1)%

Total gross loans, net of deferred fees	432,987	100.0%	391,350	100.0%
Less – allowance for loan losses	(4,763)		(4,158)
Total loans, net	$428,224		$387,192

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2008:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$14,140	$11,568	$1,928	$27,636
Real estate	143,902	194,048	62,777	400,727
Consumer	1,507	2,747	643	4,897
Deferred origination fees, net	(64)	(195)	(14)	(273)
Total gross loans, net of deferred fees	$159,485	$208,168	$65,334	$432,987

Gross loans maturing after one year with:
Fixed interest rates				$148,242
Floating interest rates				125,469
Total				$273,711

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2008 and 2007.

	2008	2007
	(dollars in thousands)
Balance, beginning of year	$4,158	$3,467
Charge offs, Commercial and Industrial	(75)	(222)
Charge offs, Real Estate Mortgage	—	—
Charge offs, Real Estate Construction	(73)	—
Charge offs, Consumer	(25)	—
Recoveries	1	—
Provision for loan losses	777	1,025
Balance, end of year	$4,763	$4,270

Total loans outstanding at end of period	$432,987	$341,400
Allowance for loan losses to gross loans	1.10%	1.25%
Net charge-offs to average loans	0.04%	0.07%

Nonperforming Assets

The following table sets forth our nonperforming assets for the six months ended June 30, 2008 and December 31, 2007:

	2008	2007
	(dollars in thousands)
Nonaccrual loans	$2,901	$389
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	—	—
Total impaired loans	2,901	389
Other real estate owned	—	—
Total nonperforming assets	$2,901	$389

Nonperforming assets to gross loans	0.67%	0.10%

The bank had eleven nonperforming loans at June 30, 2008 totaling $2.9 million and three nonperforming assets totaling $389,000 at December 31, 2007. At June 30, 2008 and December 31, 2007, the allowance for loan losses was $4.8 million and $4.2 million, respectively, or 1.10% and 1.06%, respectively, of outstanding loans.  As of June 30, 2008, we had 55 loans with a current principal balance of $17.9 million on the watch list. At June 30, 2008, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. In addition, the Bank did not possess any other real estate owned at the period ending June 30, 2008 and 2007.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for certificates of deposits in our local market.  We also utilize out-of-market deposits in certain instances to obtain deposits with more favorable maturities than are readily available in our local market.  We anticipate that the ratio of out-of-market deposits to total deposits will improve with the opening of our additional retail deposit offices.  The amount of out-of-market deposits was $243.9 million, or 50.1% of total deposits, at June 30, 2008, and $226.8 million, or 58.4% of total deposits, at December 31, 2007.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 88.9% and 100.8% at June 30, 2008 and December 31, 2007, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008		December 31, 2007
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$12,303	0.00%	$10,550	0.00%
Interest bearing demand deposits	12,558	2.12%	6,718	3.58%
Savings and money market accounts	185,222	3.20%	186,732	4.86%
Time deposits less than $100,000	190,229	4.42%	131,130	5.10%
Time deposits greater than $100,000	43,694	4.38%	10,418	5.39%
Total deposits	$444,006	3.71%	$345,548	4.80%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Three months or less	$30,785	$7,344
Over three through six months	5,340	20,111
Over six though twelve months	32,202	1,183
Over twelve months	3,247	1,238
Total	$71,574	$29,876

The increase in time deposits of $100,000 or more for the six months ended June 30, 2008 compared to year end 2007 resulted from our funding the growth of the bank with a variety of deposit products, including retail time deposits.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the six months ended June 30, 2008 and the year ended December 31, 2007, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the six months ended June 30, 2008:
Securities sold under agreement to repurchase	$30,000	3.54%	$50,000	$34,772	3.83%
Junior subordinated debentures	14,434	6.37%	14,434	8,520	5.53%
Advances from FHLB	25,000	4.12%	25,000	25,593	4.21%
Federal funds purchased	—	—%	—	240	5.13%
ESOP borrowings	2,750	4.00%	2,900	2,836	4.72%
Other borrowings	176	6.00%	176	6	0.00%
At or for the year ended December 31, 2007:
Securities sold under agreement to repurchase	$41,040	4.54%	$41,040	$14,828	4.96%
Junior subordinated debentures	8,248	6.61%	8,248	8,248	6.80%
Advances from FHLB	29,000	4.20%	30,000	20,575	4.92%
Federal funds purchased	—	—%	10,870	856	5.50%
ESOP borrowings	2,428	6.50%	2,428	854	7.02%

Capital Resources

Total shareholders’ equity was $39.6 million at June 30, 2008 and $41.0 million at December 31, 2007.  The decrease is attributable to proceeds from the additional paid in capital related to the ESOP of $32,788 and the increase in the guarantee of ESOP borrowings of $293,840, net of current year reductions, plus a decrease of $967,065 in the fair value of available for sale securities, stock-based compensation expense of $362,166 and net loss of $464,799 for the six months ended June 30, 2008. Since our inception, we have not paid any cash dividends.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008	December 31, 2007
Return on average assets	(0.17)%	0.10%
Return on average equity	(2.30)%	1.00%
Equity to assets ratio	7.26%	9.51%

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

The following table sets forth the company’s various capital ratios at June 30, 2008 and December 31, 2007.  For all periods, the company was in compliance with regulatory capital requirements established within the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

	June 30,	December 31,
Tidelands Bancshares, Inc.	2008	2007
Leverage ratio	7.92%	9.58%
Tier 1 risk-based capital ratio	9.81%	11.39%
Total risk-based capital ratio	11.44%	12.39%

The following table sets forth the bank’s various capital ratios at June 30, 2008 and December 31, 2007.  For all periods, the bank was considered “well capitalized.”

	June 30,	December 31,
Tidelands Bank	2008	2007
Leverage ratio	9.25%	9.93%
Tier 1 risk-based capital ratio	11.46%	11.80%
Total risk-based capital ratio	12.47%	12.80%

We intend to maintain a capital level for the bank that exceeds the FDIC requirements to be classified as a “well capitalized” bank.

On June 20, 2008, Tidelands Statutory Trust II (the “Trust II”), a non-consolidated subsidiary of the Company, issued and sold floating rate capital securities of the trust (the “Trust II Securities”), generating proceeds of $6.0 million.  The Trust II loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. A portion of the debentures qualifies as Tier 1, and the remaining portion qualifies as Tier 2 Capital, under Federal Reserve Board guidelines.  We do not anticipate that our current capital resources will be sufficient to continue our growth at current rates for the next 12 months. For this reason, we anticipate that we will need to raise additional capital within the next 12 months.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2008, unfunded commitments to extend credit were $46.7 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2008, there were commitments totaling approximately $337,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 56.0% of our loans were variable rate loans at June 30, 2008 and 80.9% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.   While a substantial portion of our loans reprice within the next three months, a larger majority of our deposits will reprice within a 12-month period.

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

At June 30, 2008 and December 31, 2007, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $10.6 million and $2.7 million, or 1.8% and 0.5% of total assets, respectively.  Our available for sale securities at June 30, 2008 and December 31, 2007 amounted to $120.6 million and $88.0 million, or 20.1% and 17.2% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $42.2 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During the previous year, as a result of historically low rates that were being earned on short-term investments, we chose to maintain a lower than normal level of short-term securities.  In addition, we maintain three federal funds purchased lines of credit with correspondent banks totaling $32.5 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.  At June 30, 2008, we had $25.0 million in total advances and letters of credit from the FHLB with an excess lendable collateral value of approximately $9.8 million.

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

The following table sets forth information regarding our rate sensitivity, as of June 30, 2008, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios and other imbedded optionality in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)

Interest-earning assets:
Federal funds sold	$7,625	$—	$—	$—	$7,625
Investment securities	5,293	6,075	51,838	57,442	120,648
Loans	259,617	25,411	101,885	46,074	432,987
Total interest-earning assets	$272,535	$31,486	$153,723	$103,516	$561,260

Interest-bearing liabilities:
Money market and NOW	$177,762	$—	$—	$—	$177,762
Regular savings	241	—	—	—	241
Time deposits	130,464	99,229	66,036	486	296,215
Junior subordinated debentures	8,248	—	—	6,186	14,434
Other borrowings	26,000	—	9,000	22,926	57,926
Total interest-bearing liabilities	$342,715	$99,229	$75,036	$29,598	$546,578

Period gap	$(70,180)	$(67,743)	$78,687	$73,918	$14,682
Cumulative gap	$(70,180)	$(137,923)	$(59,236)	$14,682	$14,682

Ratio of cumulative gap to total earning assets	(12.50)%	(24.57)%	(10.55)%	2.62%	2.62%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 5.   Submission of Matters to a Vote of Security Holders

On May 19, 2008, Tidelands Bancshares, Inc. held its 2008 Annual Meeting of Shareholders.  There were two matters submitted to shareholders at the meeting.  The first matter was the election of the four Class II directors and the re-election of one Class I and one Class III director.  The second matter was to amend our Articles of Incorporation to phase-out the classified board of directors structure.

The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for and those withheld (there were no broker non-votes or abstentions).   The results of the 2008 Annual Meeting of Shareholders were as follows:

Proposal #1 – Election of Class II Directors, and re-election of Class I Director and Class III Director

			Withheld
	Voting Shares in Favor		Authority
Class II Directors
Michael W. Burrell	3,318,989	96.6%	115,547
Paul J. Kerwin, DVM	3,331,755	97.0%	102,781
Tanya D. Robinson	3,318,677	96.6%	115,859
J. Louis Grant	3,330,755	97.0%	103,781

Class I Director
John W. Gandy	3,311,855	96.4%	122,681

Class III Director
Mary V. Propes	3,330,505	97.0%	104,031

The following lists the directors whose term of office will continue after the annual meeting: Alan D. Clemmons, Robert E. “Chip” Coffee, Jr., Barry I. Kalinsky, Larry W. Tarleton, John N. Cagle, III, Richard L. Granger, Morris Kalinsky and John T. Parker, Jr.

Proposal #2 - Amend the Articles of Incorporation of Tidelands Bancshares, Inc. to phase-out the classified board of directors structure.

Our Articles of Incorporation provided that whenever the board consists of six or more persons, it would be divided into three classes, which are elected to staggered, three-year terms. We proposed an amendment to our Articles of Incorporation which would phase-out this classified board structure by the 2011 annual meeting.

The effect of this amendment would be that at the 2008 annual meeting of shareholders, the Class II directors will be elected for a three-year term; at the 2009 annual meeting of shareholders, the Class III directors would be elected for a two-year term; and at the 2010 annual meeting of shareholders, the Class I directors would be elected for a one-year term. Going forward from that point, the entire board would be elected to one-year terms, thereby eliminating its current classified board structure.  The number of votes for amending the company’s articles of incorporation to phase-out the classified board of directors structure was 3,312,984.  The number of votes against amending the articles of incorporation to phase-out the classified board of directors structure was 109,116 while 12,436 votes were abstained.  Because we received the affirmative vote of over two-thirds of the outstanding shares of our common stock, the proposal to amend the articles of incorporation to phase-out the classified board of directors structure was approved and adopted.

There were no other matters voted on by the company’s shareholders at our 2008 annual shareholder meeting.

Item 6. Exhibits

3.1

Amended and Restated Articles of Incorporation of Tidelands Bancshares, Inc. as of June 10, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 16, 2008).

3.2	Amended and Restated Bylaws of Tidelands Bancshares, Inc. as of June 16, 2008 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 16, 2008).

4.1	Indenture between Tidelands Bancshares, Inc. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.1	Employment Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.2	Employment Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.3	Employment Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.4	Employment Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.5	Employment Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.6	Salary Continuation Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.7	Salary Continuation Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.8	Salary Continuation Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.9	Salary Continuation Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.10	Salary Continuation Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.11	Endorsement Split Dollar Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.12	Endorsement Split Dollar Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.13	Endorsement Split Dollar Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.14	Endorsement Split Dollar Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.15	Endorsement Split Dollar Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.16

Amended and Restated Declaration of Trust among Tidelands Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.17

Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	By:	/s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1

Amended and Restated Articles of Incorporation of Tidelands Bancshares, Inc. as of June 10, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 16, 2008).

3.2	Amended and Restated Bylaws of Tidelands Bancshares, Inc. as of June 16, 2008 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 16, 2008).

4.1	Indenture between Tidelands Bancshares, Inc. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.1	Employment Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.2	Employment Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.3	Employment Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.4	Employment Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.5	Employment Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.6	Salary Continuation Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.7	Salary Continuation Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.8	Salary Continuation Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.9	Salary Continuation Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.10	Salary Continuation Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.11	Endorsement Split Dollar Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.12	Endorsement Split Dollar Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.13	Endorsement Split Dollar Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.14	Endorsement Split Dollar Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.15	Endorsement Split Dollar Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.16

Amended and Restated Declaration of Trust among Tidelands Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.17

Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.