Form 10-Q
period 2008-09-30
TIDELANDS BANCSHARES INC
filed 2008-11-12
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of November 10, 2008.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$6,457,553	$724,957
Federal funds sold	4,250,000	1,945,000
Total cash and cash equivalents	10,707,553	2,669,957
Securities available for sale	159,853,129	88,036,109
Nonmarketable equity securities	3,807,140	2,060,940
Total securities	163,660,269	90,097,049
Mortgage loans held for sale	346,392	1,426,800
Loans receivable	456,747,003	391,349,869
Less allowance for loan losses	5,023,538	4,158,324
Loans, net	451,723,465	387,191,545
Premises, furniture and equipment, net	19,516,323	17,759,388
Accrued interest receivable	2,802,478	3,164,124
Bank owned life insurance	13,206,116	7,849,156
Other assets	6,172,817	2,111,572
Total assets	$668,135,413	$512,269,591

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$13,651,973	$10,191,152
Interest-bearing transaction accounts	50,230,612	8,460,166
Savings and money market	161,842,300	199,833,835
Time deposits $100,000 and over	80,133,243	29,876,086
Other time deposits	212,478,685	139,808,202
Total deposits	518,336,813	388,169,441

Securities sold under agreements to repurchase	30,000,000	41,040,000
Junior subordinated debentures	14,434,000	8,248,000
Advances from Federal Home Loan Bank	60,800,000	29,000,000
ESOP borrowings	2,675,000	2,427,500
Other borrowings	616,046	—
Accrued interest payable	1,915,169	1,341,161
Other liabilities	1,483,400	1,088,319
Total liabilities	630,260,428	471,314,421
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 and 4,277,176 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	42,772	42,772
Unearned ESOP shares	(2,642,415)	(2,427,500)
Capital surplus	43,265,240	42,788,666
Retained earnings (deficit)	(2,853,528)	49,164
Accumulated other comprehensive income	62,916	502,068
Total shareholders’ equity	37,874,985	40,955,170
Total liabilities and shareholders’ equity	$668,135,413	$512,269,591

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
For the nine and three months ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$20,688,346	$20,337,589	$6,904,730	$7,354,042
Securities available for sale, taxable	4,551,700	1,525,428	2,070,109	557,386
Securities available for sale, non-taxable	220,165	300,873	70,679	141,781
Federal funds sold	246,339	614,359	58,463	182,233
Other interest income	3,933	12,202	2,019	8,056
Total interest income	25,710,483	22,790,451	9,106,000	8,243,498
Interest expense:
Time deposits $100,000 and over	1,726,493	267,089	774,579	81,364
Other deposits	10,459,295	11,780,286	3,205,458	4,436,821
Other borrowings	2,592,080	1,640,037	1,088,197	585,582
Total interest expense	14,777,868	13,687,412	5,068,234	5,103,767
Net interest income	10,932,615	9,103,039	4,037,766	3,139,731
Provision for loan losses	1,473,000	1,025,000	696,000	—
Net interest income after provision for loan losses	9,459,615	8,078,039	3,341,766	3,139,731

Noninterest income (loss):
Service charges on deposit accounts	26,917	26,882	8,605	9,806
Residential mortgage origination income	361,896	664,768	81,768	221,784
Gain on sale of securities available for sale	505,585	5,558	473,431	2,694
Gain (loss) on sale of real estate	10,979	—	(12,372)	—
Other service fees and commissions	276,454	138,860	126,519	53,846
Bank owned life insurance	355,299	216,655	129,069	73,195
Impairment on securities available for sale	(4,596,200)	—	(4,596,200)	—
Other	23,357	14,062	8,571	5,430
Total noninterest income (loss)	(3,035,713)	1,066,785	(3,780,609)	366,755
Noninterest expense:
Salaries and employee benefits	6,220,329	5,137,237	1,815,989	1,929,775
Net occupancy	1,033,430	715,605	373,646	335,267
Furniture and equipment	526,868	330,417	192,769	155,733
Other operating	3,349,675	2,679,599	1,069,874	1,010,843
Total noninterest expense	11,130,302	8,862,858	3,452,278	3,431,618
Income (loss) before income taxes	(4,706,400)	281,966	(3,891,121)	74,868
Income tax expense (benefit)	(1,803,708)	107,000	(1,453,228)	28,000
Net income (loss)	$(2,902,692)	$174,966	$(2,437,893)	$46,868
Earnings (loss) per common share
Basic earnings (loss) per share	$(0.72)	$0.04	$(0.60)	$0.01
Diluted earnings (loss) per share	$(0.72)	$0.04	$(0.60)	$0.01
Weighted average common shares outstanding
Basic	4,052,354	4,275,215	4,044,186	4,276,686
Diluted	4,058,681	4,275,215	4,044,186	4,276,686

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2008 and 2007
(Unaudited)

						Accumulated
						other
			Unearned		Retained	compre-
	Common Stock		ESOP	Capital	earnings	hensive
	Shares	Amount	Shares	surplus	(deficit)	income (loss)	Total

Balance, December 31, 2006	4,272,385	$42,724	$—	$42,045,551	$(364,140)	$96,319	$41,820,454
Proceeds from exercise of stock options	4,391	44		39,205			39,249
Stock based compensation expense				526,243			526,243
Guarantee of ESOP borrowings, net of current year repayments			(1,950,000)				(1,950,000)
Net income					174,966		174,966
Other comprehensive loss, net of taxes of $191,923						(292,922)	(292,922)
Comprehensive loss							(117,956)
Balance, September 30, 2007	4,276,776	$42,768	$(1,950,000)	$42,610,999	$(189,174)	$(196,603)	$40,317,990
Balance, December 31, 2007	4,277,176	$42,772	$(2,427,500)	$42,788,666	$49,164	$502,068	$40,955,170
Allocation of unearned ESOP shares				(62,626)			(62,626)
Stock based compensation expense				539,200			539,200
Guarantee of ESOP borrowings, net of current year repayments			(214,915)				(214,915)
Net loss					(2,902,692)		(2,902,692)
Other comprehensive loss, net of taxes of $269,157						(439,152)	(439,152)
Comprehensive loss							(3,341,844)
Balance, September 30, 2008	4,277,176	$42,772	$(2,642,415)	$43,265,240	$(2,853,528)	$62,916	$37,874,985

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,902,692)	$174,966
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,473,000	1,025,000
Depreciation and amortization expense	648,422	381,406
Discount accretion and premium amortization	(41,031)	(34,851)
Stock based compensation expense	539,200	526,243
(Increase) decrease in deferred income tax	(2,264,170)	(4,228)
Proceeds from sale of residential mortgages	27,001,063	46,068,159
Disbursements for residential mortgages held-for-sale	(25,920,655)	(44,399,446)
Increase (decrease) in accrued interest receivable	361,646	(589,719)
Increase in accrued interest payable	574,008	200,735
Increase in cash surrender value of life insurance	(355,299)	(216,655)
Gain from sale of real estate	(10,979)	—
Gain from sale of securities available for sale	(505,585)	(5,558)
Impairment on securities available for sale	4,596,200	—
Increase in other assets	(559,971)	(239,970)
Decrease in other liabilities	395,081	392,222
Net cash provided by operating activities	3,028,238	3,278,304
Cash flows from investing activities:
Purchases of nonmarketable equity securities	(1,746,000)	—
Purchases of securities available for sale	(124,732,632)	(44,343,856)
Proceeds from sales of securities available for sale	42,813,219	9,547,975
Proceeds from calls and maturities of securities available for sale	5,344,301	823,292
Net increase in loans receivable	(66,969,969)	(88,691,214)
Purchase of premises, furniture and equipment, net	(2,397,275)	(8,921,938)
Purchase of bank owned life insurance	(5,001,662)	—
Net cash used by investing activities	(152,690,018)	(131,585,741)
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	7,239,732	88,427,610
Net increase in certificates of deposit and other time deposits	122,927,639	23,709,195
Increase (decrease) in securities sold under agreements to repurchase	(11,040,000)	10,000,000
Proceeds of FHLB advances	31,800,000	14,000,000
Proceeds from junior subordinated debentures	6,186,000	—
Proceeds from ESOP borrowings	472,500	2,000,000
Repayment of ESOP borrowings	(225,000)	(50,000)
Increase in unearned ESOP shares	(277,541)	(1,950,000)
Proceeds from other borrowings	616,046	—
Proceeds from exercise of stock options	—	39,249
Net cash provided by financing activities	157,699,376	136,176,054
Net increase in cash and cash equivalents	8,037,596	7,868,617
Cash and cash equivalents, beginning of period	2,669,957	5,413,995
Cash and cash equivalents, end of period	$10,707,553	$13,282,612

Cash paid during the period for:
Income taxes	$—	$150,107
Interest	$14,203,859	$13,458,885

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB.  The financial statements, as of September 30, 2008 and for the interim periods ended September 30, 2008 and 2007, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2007 Annual Report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”).  The Company operated as a development stage company from January 31, 2002 to October 5, 2003.  Tidelands Bank commenced business on October 6, 2003.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry and Beaufort counties in South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. On February 22, 2006 and June 20, 2008, the Company formed Tidelands Statutory Trust I and Tidelands Statutory Trust II, respectively, for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the trusts are not consolidated in these financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 is effective November 15, 2008.  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

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

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 4) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008. The Company considered the guidance in FSP FAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - COMPREHENSIVE INCOME

The change in the components of other comprehensive income and related tax effects are as follows for the nine and three months ended September 30, 2008 and 2007:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Change in unrealized gains (losses) on securities available-for-sale	$(4,798,924)	$(490,403)	$(3,271,295)	$770,461
Reclassification adjustment for gains realized in net income	505,585	5,558	473,431	2,694
Impairment on securities available for sale	(4,596,200)	—	(4,596,200)	—
Net change in unrealized gains (losses) on securities	(708,309)	(484,845)	851,474	773,155
Tax effect	269,157	191,923	323,561	(286,256)
Net-of-tax amount	$(439,152)	$(292,922)	$529,913	$486,899

NOTE 4 - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2008:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investment securities	$—	$159,853,129	$—
Mortgage loans held for sale	—	346,392	—
Total	$—	$160,199,521	$—

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals on a non-recurring basis, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $4.6 million.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At September 30, 2008, the bank had $1.3 million on deposit with the Federal Reserve Bank to meet this requirement. At December 31, 2007, the reserve requirement was met by the cash balance in the vault.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2008
U.S. government agencies	$14,031,260	$21,414	$56,299	$13,996,375
Government-sponsored enterprises	53,715,073	177,038	443,530	53,448,581
Mortgage-backed securities	84,839,449	683,117	68,963	85,453,603
Municipals	7,183,832	10,079	239,341	6,954,570
Preferred stocks	—	—	—	—
Total	$159,769,614	$891,648	$808,133	$159,853,129

December 31, 2007
U.S. government agencies	$14,033,960	$229,275	$—	$14,263,235
Government-sponsored enterprises	33,237,738	417,287	1,002	33,654,023
Mortgage-backed securities	23,979,241	269,183	1,121	24,247,303
Municipals	12,440,346	23,629	64,341	12,399,634
Preferred stocks	3,553,000	71,914	153,000	3,471,914
Total	$87,244,285	$1,011,288	$219,464	$88,036,109

The amortized cost and estimated fair values of investment securities at September 30, 2008, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	500,000	507,799
Due after five years through ten years	17,824,839	17,846,392
Due after ten years	56,605,326	56,045,335
Subtotal	74,930,165	74,399,526
Mortgage-backed securities	84,839,449	85,453,603
Total Securities	$159,769,614	$159,853,129

At September 30, 2008 and December 31, 2007, investment securities with book values of $74,025,499 and $52,472,339 and market values of $74,382,399 and $53,110,819, respectively, were pledged as collateral for securities sold under agreements to repurchase and Federal Home Loan Bank advances. Gross proceeds from the sale of investment securities totaled $42,813,219 and $12,514,016, resulting in a realized gain of $505,585 and $37,637 for the nine months ending September 30, 2008 and twelve months ending December 31, 2007, respectively.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2008
U.S. government agencies	$11,474,961	$56,299	$—	$—	$11,474,961	$56,299
Government-sponsored enterprises	18,089,834	443,530	—	—	18,089,834	443,530
Mortgage-backed securities	8,962,785	68,963	—	—	8,962,785	68,963
Municipals	6,552,030	239,341	—	—	6,552,030	239,341
Preferred stocks	—	—	—	—	—	—
	$45,079,610	$808,133	$—	$—	$45,079,610	$808,133

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2007
U.S. government agencies	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	959,510	214	1,472,299	788	2,431,809	1,002
Mortgage-backed securities	1,537,576	1,121	—	—	1,537,576	1,121
Municipals	5,843,156	50,535	1,346,625	13,806	7,189,781	64,341
Preferred stocks	300,000	153,000	—	—	300,000	153,000
	$8,640,242	$204,870	$2,818,924	$14,594	$11,459,166	$219,464

Securities classified as available for sale are recorded at fair market value.  Of the securities in an unrealized loss position, there was no security in a continuous loss position for 12 months or more at September 30, 2008. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $151,640 of stock in community bank holding companies for both periods ending September 30, 2008 and December 31, 2007, respectively.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At September 30, 2008 and December 31, 2007, the Company’s investment in Federal Home Loan Bank stock was $3,655,500 and $1,909,300, respectively.

The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). This review is based on guidance provided in FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment and this basis is not adjusted for subsequent recoveries in fair value.

As a result of recent actions by the U.S. Treasury Department and the Federal Housing Finance Agency, effective in the third quarter of 2008, the Company recorded a pretax, non-cash impairment charge of $4,596,200 for the OTTI of its investments in perpetual preferred securities issued by the Federal National Mortgage Association (Fannie Mae) and Federal National Mortgage Corporation (Freddie Mac).  The net-of-tax effect to earnings is $3,033,492.

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended September 30, 2008 and December 31, 2007:

	2008	2007
Real estate - construction	$171,136,502	$159,814,556
Real estate - mortgage	253,662,520	204,068,162
Commercial and industrial	27,295,983	24,349,662
Consumer and other	4,941,614	3,466,949
Deferred origination fees, net	(289,616)	(349,460)
Total loans receivable, gross	456,747,003	391,349,869
Less allowance for loan loss	5,023,538	4,158,324
Total loans receivable, net	$451,723,465	$387,191,545

The composition of gross loans by rate type is as follows for the periods ended September 30, 2008 and December 31, 2007:

	2008	2007
Variable rate loans	$256,326,647	$221,524,585
Fixed rate loans	200,420,356	169,825,284
Total gross loans	$456,747,003	$391,349,869

Transactions in the allowance for loan losses are summarized below for the periods ended September 30, 2008 and 2007:

	2008	2007
Balance, beginning of year	$4,158,324	$3,467,000
Provision charged to operations	1,473,000	1,025,000
Net loan charge offs	(608,286)	(222,106)
Net loan recoveries	500	—
Balance, end of year	$5,023,538	$4,269,894
Gross loans outstanding, end of period	$456,747,003	$361,679,237

The allowance for loan losses, as a percent of gross loans outstanding, was 1.10% and 1.18% for periods ending September 30, 2008 and 2007, respectively. At September 30, 2008, the Bank had 15 impaired loans totaling $4,580,548 compared to 3 loans totaling $389,095 at December 31, 2007. Nonaccrual loans totaled 1.00% and 0.10% of gross loans at September 30, 2008 and December 31, 2008, respectively.  Furthermore, there were no loans contractually past due 90 days or more and still accruing interest at September 30, 2008 or December 31, 2007.

The following table summarizes information related to the impairment of loans for the periods ended September 30, 2008 and December 31, 2007:

	2008	2007
Impaired loans	$4,580,548	$389,095
Related Allowance	904,557	—
Interest income recognized	—	—
Foregone interest	200,201	47,650

During the period ending September 30, 2008, the Bank held 4 properties in other real estate owned totaling $965,049.  The Bank did not possess any other real estate owned during the period ending December 31, 2007. Our analysis of SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

NOTE 8 - DEPOSITS

At September 30, 2008, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2008	$87,362,154
2009	151,267,486
2010	48,078,237
2011	4,570,247
2012	872,272
Thereafter	461,532
Total	$292,611,928

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 4.18% at September 30, 2008.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.  The Company has no current intention to exercise its right to defer payments of interest on the Trust I Securities.

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

Basic and diluted net income (loss) per share are computed below for the nine and three months ended September 30, 2008 and 2007:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Basic earnings (loss) per share computation:

Net income (loss) available to common shareholders	$(2,902,692)	$174,966	$(2,437,893)	$46,868
Average common shares outstanding – basic	4,052,354	4,272,215	4,044,186	4,276,686
Basic earnings (loss) per share	$(0.72)	$0.04	$(0.60)	$0.01

Diluted earnings (loss) per share computation:

Net income (loss) available to common shareholders	$(2,902,692)	$174,966	$(2,437,893)	$46,868
Average common shares outstanding – basic	4,052,354	4,272,215	4,044,186	4,276,686
Incremental shares from assumed conversions:
Stock options	6,327	—	—	—
Average common shares outstanding – diluted	4,058,681	4,272,215	4,044,186	4,276,686
Diluted earnings (loss) per share	$(0.72)	$0.04	$(0.60)	$0.01

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus the qualifying portion of junior subordinated debentures. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations plus the junior subordinated debentures in excess of the amount qualifying in Tier 1.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

As of September 30, 2008 and December 31, 2007, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at September 30, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2008
Total capital (to risk-weighted assets)	$50,778,000	10.53%	$38,575,600	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	41,761,000	8.66%	19,287,800	4.00%	N/A	N/A
Tier 1 capital (to average assets)	41,761,000	6.47%	25,803,040	4.00%	N/A	N/A
December 31, 2007
Total capital (to risk-weighted assets)	$51,493,000	12.39%	$33,262,400	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	47,335,000	11.39%	16,631,200	4.00%	N/A	N/A
Tier 1 capital (to average assets)	47,335,000	9.58%	19,771,480	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2008
Total capital (to risk-weighted assets)	$55,817,000	11.59%	$38,528,080	8.00%	$48,160,100	10.00%
Tier 1 capital (to risk-weighted assets)	50,793,000	10.55%	19,264,040	4.00%	28,896,060	6.00%
Tier 1 capital (to average assets)	50,793,000	7.88%	25,779,320	4.00%	32,224,150	5.00%
December 31, 2007
Total capital (to risk-weighted assets)	$53,318,000	12.80%	$33,334,160	8.00%	$41,667,700	10.00%
Tier 1 capital (to risk-weighted assets)	49,160,000	11.80%	16,667,080	4.00%	25,000,620	6.00%
Tier 1 capital (to average assets)	49,160,000	9.93%	19,807,360	4.00%	24,759,200	5.00%

NOTE 13 - UNUSED LINES OF CREDIT

As of September 30, 2008, the Bank had unused lines of credit to purchase federal funds from unrelated banks totaling $27.5 million.  These lines of credit are available on a one to 14 day basis for general corporate purposes.  In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $29.1 million at September 30, 2008.

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

NOTE 15 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the externally leveraged Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP has purchased shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  As of September 30, 2008, the ESOP has purchased 241,916 outstanding shares. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $257,437 for the nine months ended September 30, 2008.  At September 30, 2008, the ESOP has outstanding loans amounting to $2,675,000 at a variable rate of 4.00%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2008 compared to December 31, 2007 and the results of operations for the nine and three months ended September 30, 2008 compared to the nine and three months ended September 30, 2007. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2007 Annual Report on Form 10-KSB.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company.  During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

Overview

Our bank subsidiary, Tidelands Bank, commenced operations in October 2003 through our main office located in Mount Pleasant, South Carolina.  In April 2007, we opened a permanent full service banking office in our Summerville location.  We opened a new full service banking office in the Park West area of Mount Pleasant in May 2007. In addition, we opened a permanent facility for our full service banking office in Myrtle Beach in June 2007, and converted the loan production office in the West Ashley area of Charleston to a full service banking office in July 2007. The Bluffton loan production office opened as a full service banking office in May 2008. In July 2008, we opened a permanent full service banking office in Murrells Inlet. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates. We have grown rapidly since our inception, with a focus on growing our loan portfolio.

The following discussion describes our results of operations for the nine and three months ended September 30, 2008 as compared to the nine and three months ended September 30, 2007 and also analyzes our financial condition as of September 30, 2008 as compared to December 31, 2007.  Like most community banks, we derive the majority of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of success is net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Recent Developments

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program (“CPP”) under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions.  The CPP is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.  The term of this Treasury preferred stock program could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices.

Although both the company and our subsidiary, Tidelands Bank, meet all applicable regulatory capital requirements and remain well capitalized, we are evaluating whether to participate in the CPP.  Participation in the program is not automatic and is subject to approval by the Treasury.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

Results of Operations

Income Statement Review

Summary

Nine months ended September 30, 2008 and 2007

Our net loss was approximately $2.9 million for the nine months ended September 30, 2008 compared to net income of $175,000 for the same period in 2007. Net loss before income tax benefit was $4.7 million for the nine months ended September 30, 2008 compared to net income before income tax expense of $282,000 for the nine months ended

September 30, 2007.  The $5.0 million decrease in net income before income tax effect resulted from a $4.6 million loss in impairment on available for sale securities which was partially offset by a $506,000 gain on the sale of securities in other income and a $2.3 million increase in noninterest expense offset by an increase of $1.8 million in net interest income before provision for loan losses.  We recorded provisions for loan losses of $1.5 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Three months ended September 30, 2008 and 2007

Our net loss was approximately $2.4 million for the three months ended September 30, 2008 compared to net income of $47,000 for the same period in 2007. Net loss before income tax benefit was $3.9 million for the three months ended September 30, 2008 compared to net income before income tax expense of $75,000 for the three months ended September 30, 2007.  The $4.0 million decrease in net income before income tax effect resulted primarily from a $4.6 million loss in impairment on available for sale securities in other income offset by an increase of $898,000 in net interest income before provision for loan losses.  Additionally, we recorded provisions for loan losses of $696,000 for the three months ended September 30, 2008 while we did not record any provisions for loan losses during the three months ended September 30, 2007.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  Our loan portfolio is the primary driver of net interest income.  During the nine months ended September 30, 2008, our loan portfolio increased $65.4 million from the year end balance.  We anticipate the growth in loans will continue to drive the growth in assets and the growth in net interest income.  However, we do not expect to maintain the same growth rate in our loan portfolio as we have experienced in the past.

Our decision to grow the loan portfolio at its historical pace has created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At September 30, 2008, loans represented 68.4% of total assets, while securities and federal funds sold represented 25.1% of total assets.  While we plan to continue our focus on increasing the loan portfolio, we also anticipate proportionately increasing the size of the investment portfolio.

The current interest rate environment, which is relatively low by historical measures, has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in a branch expansion environment, which in turn allowed us to focus on growing our loan portfolio.  At September 30, 2008, retail deposits represented $269.3 million, or 43.0% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings.  Wholesale deposits represented $249.0 million, or 39.7% of total funding.

We plan to continue to offer aggressive rates on investment checking and money market accounts.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  Although we anticipate that our new full service banking offices will assist us in meeting these objectives, we also believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our new markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the nine months ended September 30, 2008 increased primarily because we had more interest-earning assets than interest-bearing liabilities.  For the nine months ended September 30, 2008 and 2007, average interest-earning assets exceeded average interest-bearing liabilities by $19.2 million and $27.9 million, respectively.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest spread and net interest margin decreased during the nine months ended September 30, 2008 when compared to the same period in 2007, as a result of the bank having less interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the nine months ended September 30, 2008 and 2007 were 2.64% and 3.14%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the nine and three months ended September 30, 2008 and 2007.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Nine Months Ended September 30, 2008 and 2007

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the nine months ended September 30, 2008 and 2007, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$194	$4	2.71%	$280	$12	5.82%
Federal funds sold	15,170	246	2.17%	15,817	614	5.19%
Taxable investment securities	105,964	4,552	5.74%	35,054	1,526	5.82%
Non-taxable investment securities	7,432	220	3.96%	10,037	301	4.01%
Loans receivable(2)	424,439	20,689	6.51%	326,648	20,338	8.32%
Total earning assets	553,199	25,711	6.21%	387,836	22,791	7.86%

Nonearning assets:
Cash and due from banks	3,747			1,115
Mortgages held for sale	649			2,037
Premises and equipment, net	18,970			14,074
Other assets	17,458			12,101
Allowance for loan losses	(4,671)			(4,071)
Total nonearning assets	36,153			25,256
Total assets	$589,352			$413,092

Interest-bearing liabilities:
Interest bearing transaction accounts	$22,202	432	2.60%	$6,085	173	3.79%
Savings & money market	175,419	3,894	2.97%	178,159	6,649	4.99%
Time deposits less than $100,000	195,054	6,134	4.20%	130,648	4,959	5.07%
Time deposits greater than $100,000	54,738	1,726	4.21%	6,294	267	5.67%
Junior subordinated debentures	10,506	471	5.99%	8,248	423	6.86%
Advances from FHLB	34,238	980	3.82%	18,879	741	5.25%
Securities sold under repurchase agreement	38,717	1,034	3.57%	10,366	417	5.38%
Federal funds purchased	250	8	4.25%	744	31	5.62%
ESOP borrowings	2,807	95	4.51%	476	28	—%
Other borrowings	87	4	5.94%	—	—	—%
Total interest-bearing liabilities	534,018	14,778	3.70%	359,899	13,688	5.08%
Noninterest-bearing liabilities:
Demand deposits	12,336			10,299
Other liabilities	3,049			1,495
Shareholders’ equity	39,949			41,399

Total liabilities and shareholders’ equity	$589,352			$413,092
Net interest income		$10,933			$9,103
Net interest spread			2.51%			2.78%
Net interest margin			2.64%			3.14%

(1)     Annualized for the nine month period.

(2)     Includes nonaccruing loans.

Net interest spread and net interest margin decreased during the nine months ended September 30, 2008 primarily as a result of the bank having more interest-bearing assets than interest-earning liabilities that repriced as market rates began to decrease over the period.

Interest income for the nine months ended September 30, 2008 was $25.7 million, consisting of $20.7 million on loans, $4.8 million on investments, and $250,000 on federal funds sold and interest bearing balances. Interest income for the nine months ended September 30, 2007 was $22.8 million, consisting of $20.3 million on loans, $1.8 million on investments, and $626,000 on federal funds sold and interest bearing balances.  Interest and fees on loans represented 80.5% and 89.2% of total interest income for the nine months ended September 30, 2008 and 2007, respectively. Income from investments, federal funds sold and interest bearing balances represented 19.5% and 10.8% of total interest income for the nine months ended September 30, 2008 and 2007, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 76.7% and 84.2% of average interest-earning assets for the nine months ended September 30, 2008 and 2007, respectively. The slight decrease in average loans as a percentage to average interest-earnings assets is a result of the slowing loan growth in the market and a focus on generating retail deposits.

Interest expense for the nine months ended September 30, 2008 was $14.8 million, consisting of $12.2 million related to deposits, $1.0 million related to securities sold under a repurchase agreement, $471,000 related to junior subordinated debentures, $980,000 related to advances from the Federal Home Loan Bank (“FHLB”) and $107,000 related to other borrowings and federal funds purchased. Interest expense for the nine months ended September 30, 2007 was $13.7 million, consisting of $12.0 million related to deposits, $417,000 related to securities sold under repurchase agreements and fed funds purchased, $423,000 related to junior subordinated debentures, $741,000 related to FHLB advances and $59,000 related to other borrowings.   Interest expense on deposits for the nine months ended September 30, 2008 and 2007 represented 82.5% and 88.0% of total interest expense, respectively, while interest expense on borrowings represented 17.5% and 12.0%, respectively, of total interest expense.  During the nine months ended September 30, 2008, average interest-bearing liabilities were higher by $174.1 million than for the same period in 2007.

Net interest income, the largest component of our income, was $10.9 million and $9.1 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.  The $1.8 million increase in net interest income for the nine months ended September 30, 2008 compared to the same period in 2007 resulted from a $2.9 million increase in interest income offset by a $1.1 million increase in interest expense.  The significant increase in 2008 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

Our net interest spread was 2.51% for the nine months ended September 30, 2008, compared to 2.78% for the nine months ended September 30, 2007.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the nine months ended September 30, 2008 was 2.64%, compared to 3.14% for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, interest-earning assets averaged $553.2 million compared to $387.8 million in the same quarter of 2007.  During the same periods, average interest-bearing liabilities were $534.0 million and $359.9 million, respectively.

Three Months Ended September 30, 2008 and 2007

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended September 30, 2008 and 2007, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended September 30, 2008			For the Three Months Ended September 30, 2007
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$376	$2	2.13%	$534	$8	5.98%
Federal funds sold	11,738	58	1.98%	14,256	182	5.07%
Taxable investment securities	144,729	2,070	5.69%	37,623	558	5.88%
Non-taxable investment securities	7,073	71	3.98%	14,015	142	4.01%
Loans receivable(2)	447,294	6,905	6.14%	354,891	7,354	8.22%
Total earning assets	611,210	9,106	5.93%	421,319	8,244	7.76%

Nonearning assets:
Cash and due from banks	3,829			1,803
Mortgages held for sale	454			2,393
Premises and equipment, net	19,553			16,894
Other assets	18,639			12,518
Allowance for loan losses	(4,950)			(4,365)
Total nonearning assets	37,525			29,243
Total assets	$648,735			$450,562

Interest-bearing liabilities:
Interest bearing transaction accounts	$41,280	299	2.88%	$7,004	63	3.55%
Savings & money market	156,027	949	2.42%	203,817	2,575	5.01%
Time deposits less than $100,000	204,600	1,957	3.81%	138,994	1,799	5.13%
Time deposits greater than $100,000	76,585	775	4.02%	6,263	81	5.15%
Junior subordinated debentures	14,434	237	6.54%	8,248	142	6.83%
Advances from FHLB	51,339	445	3.45%	20,565	263	5.07%
Securities sold under repurchase agreement	46,522	372	3.19%	11,087	147	5.26%
Fed funds purchased	270	2	2.71%	404	6	5.70%
ESOP borrowings	2,749	28	4.07%	1,369	28	8.05%
Other borrowings	247	4	6.23%	—	—	—%
Total interest-bearing liabilities	594,053	5,068	3.39%	397,751	5,104	5.08%
Noninterest-bearing liabilities:
Demand deposits	12,400			10,726
Other liabilities	3,818			1,667
Shareholders’ equity	38,464			40,418

Total liabilities and shareholders’ equity	$648,735			$450,562
Net interest income		$4,038			$3,140
Net interest spread			2.54%			2.68%
Net interest margin			2.63%			2.96%

(1)     Annualized for the three month period.

(2)     Includes nonaccruing loans.

During the three months ended September 30, 2008, the net interest spread and net interest margin declined in comparison to the previous period in 2007.

Interest income for the three months ended September 30, 2008 was $9.1 million, consisting of $6.9 million on loans, $2.1 million on investments, and $60,000 on federal funds sold and interest bearing balances.  Interest income for the three months ended September 30, 2007 was $8.2 million, consisting of $7.3 million on loans, $708,000 on investments and interest bearing balances, and $182,000 on federal funds sold.  Interest and fees on loans represented 75.8% and 89.2% of total interest income for the three months ended September 30, 2008 and 2007, respectively. Income from investments, federal funds sold, and interest bearing balances represented 24.2% and 10.8% of total interest income for the three months ended September 30, 2008 and 2007, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 73.2% and 84.2% of average interest-earning assets for the three months ended September 30, 2008 and 2007, respectively. The slight decrease in average loans as a percentage to average interest-earnings assets is a result of the slowing loan growth in the market and a focus on generating retail deposits.

Interest expense for the three months ended September 30, 2008 was $5.1 million, consisting of $4.0 million related to deposits, $372,000 related to securities sold under repurchase agreements, $237,000 related to junior subordinated debentures, $445,000 related to FHLB advances, $28,000 related to ESOP borrowings and $6,000 from fed funds purchased and other borrowings.  Interest expense for the three months ended September 30, 2007 was $5.1 million, consisting of $4.5 million related to deposits, $153,000 related to securities sold under repurchase agreements and fed funds purchased, $142,000 related to junior subordinated debentures, $263,000 related to FHLB advances and $28,000 related to ESOP borrowings.   Interest expense on deposits for the three months ended September 30, 2008 and 2007 represented 78.5% and 88.5%, respectively, of total interest expense, while interest expense on other liabilities represented 21.5% and 11.5%, respectively, of total interest expense. During the three months ended September 30, 2008, average interest-bearing liabilities were higher by $196.3 million.

Net interest income, the largest component of our income, was $4.0 million and $3.1 million for the three months ended September 30, 2008 and 2007, respectively.  The increase in 2008 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

The approximately $898,000 increase in net interest income for the three months ended September 30, 2008 compared to the same period in 2007 resulted from a $862,000 increase in interest income offset by a $36,000 decrease in interest expense.  The increases in net interest income were derived by higher average earning assets and interest-bearing liabilities.

Our net interest spread was 2.54% for the three months ended September 30, 2008 compared to 2.68% for the three months ended September 30, 2007.  Our net interest margin for the three months ended September 30, 2008 was 2.63%, compared to 2.96% for the three months ended September 30, 2007.  During the third quarter of 2008, interest-earning assets averaged $611.2 million compared to $421.3 million in the same quarter of 2007.  During the same periods, average interest-bearing liabilities were $594.1 million and $397.8 million, respectively.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Nine Months Ended September 30, 2008 vs. September 30, 2007				Nine Months Ended September 30, 2007 vs. September 30, 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$6,089	$(4,416)	$(1,322)	$351	$5,914	$49	$20	$5,983
Taxable investment securities	3,086	(20)	(40)	3,026	556	97	67	720
Non-taxable investment securities	(78)	(4)	1	(81)	—	—	301	301
Federal funds sold	(25)	(358)	15	(368)	415	9	21	445
Interest bearing balances	(5)	(5)	2	(8)	9	—	1	10
Total interest income	9,067	(4,803)	(1,344)	2,920	6,894	155	410	7,459

Interest expense
Deposits	4,735	(3,300)	(1,297)	138	3,817	641	337	4,795
Junior subordinated debentures	116	(53)	(15)	48	78	13	3	94
Advances from FHLB	603	(201)	(163)	239	555	(5)	(14)	536
Securities sold under repurchase agreements	1,140	(140)	(383)	617	132	2	1	135
Federal funds purchased	(21)	(8)	6	(23)	3	1	—	4
ESOP borrowings	136	(11)	(58)	67	—	—	28	28
Other borrowings	—	—	4	4	(57)	(57)	57	(57)
Total interest expense	6,709	(3,713)	(1,906)	1,090	4,528	595	412	5,535

Net interest income	$2,358	$(1,090)	$562	$1,830	$2,366	$(440)	$(2)	$1,924

	Three Months Ended September 30, 2008 vs. September 30, 2007				Three Months Ended September 30, 2007 vs. September 30, 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$1,914	$(1,876)	$(488)	$(450)	$2,032	$(165)	$(61)	$1,806
Taxable investment securities	1,587	(19)	(55)	1,513	96	42	10	148
Non-taxable investment securities	(70)	(2)	1	(71)	—	—	142	142
Federal funds sold	(32)	(111)	19	(124)	113	(3)	(4)	106
Interest bearing balances	(3)	(5)	2	(6)	19	(1)	(12)	6
Total interest income	3,396	(2,013)	(521)	862	2,260	(127)	75	2,208

Interest expense
Deposits	1,553	(1,556)	(535)	(538)	1,479	43	21	1,543
Junior subordinated debentures	107	(7)	(5)	95	—	(3)	—	(3)
Advances from FHLB	393	(85)	(127)	181	80	(12)	(5)	63
Securities sold under repurchase agreements	470	(58)	(186)	226	(4)	(4)	4	(4)
Federal funds purchased	(2)	(3)	1	(4)	42	(9)	(3)	30
ESOP borrowings	28	(14)	(14)	—	27	—	—	27
Other borrowings	—	—	4	4	(1)	(1)	1	(1)
Total interest expense	2,549	(1,723)	(862)	(36)	1,623	14	18	1,655

Net interest income	$847	$(290)	$341	$898	$637	$(141)	$57	$553

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

Nine Months Ended September 30, 2008 and 2007

Included in the statement of operations for the nine months ended September 30, 2008 and 2007 is a noncash expense related to the provision for loan losses of $1.5 million and $1.0 million, respectively.  The provision was in response to the $65.4 million and the $88.5 million growth in loans for the nine months ended September 30, 2008 and 2007, respectively.  The allowance for loan losses was approximately $5.0 million and $4.3 million as of September 30, 2008 and 2007, respectively. The allowance for loan losses as a percentage of gross loans was 1.10% at September 30, 2008 and 1.18% at September 30, 2007. At September 30, 2008, we had 15 nonperforming loans totaling approximately $4.6 million. Net charge offs amounted to approximately $608,000 for the nine months ended September 30, 2008.

Three Months Ended September 30, 2008 and 2007

Included in the statement of operations for the three months ended September 30, 2008 is a noncash expense related to the provision for loan losses of $696,000. For the same period in 2007, there was no provision for loan losses.  The provision was in response to the $23.8 million and $20.3 million growth in loans for the three months ended September 30, 2008 and 2007, respectively.

Noninterest Income (Loss)

The following table sets forth information related to our noninterest income (loss) during the nine and three months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2008	2007	2008	2007
	(in thousands)
Service fees on deposit accounts	$27	$27	$9	$10
Residential mortgage origination fees	329	558	74	176
Origination income on mortgage loans sold	33	107	7	46
Gain (loss) on sale of investment securities	505	6	473	3
Gain (loss) on sale of real estate	11	—	(12)	—
Other service fees and commissions	277	139	126	54
Bank owned life insurance	355	216	129	73
Impairment on securities available for sale	(4,596)	—	(4,596)	—
Other	23	14	9	5
Total noninterest income (loss)	$(3,036)	$1,067	$(3,781)	$367

Nine Months Ended September 30, 2008 and 2007

Noninterest loss for the nine months ended September 30, 2008 was $3.0 million, a decrease of $4.1 million, compared to noninterest income of $1.1 million during the same period in 2007.  The decrease was attributable to the impairment of the bank’s preferred stocks in Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). As a result of recent actions by the U.S. Treasury Department and the Federal Housing Finance Agency, effective in the third quarter of 2008, the Company recorded a pretax, non-cash impairment charge of $4.6 million for the other-than-temporary impairment (“OTTI”) of its investments in perpetual preferred securities issued by the Fannie Mae and Freddie Mac.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination fees were $329,000 and $558,000 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease of $229,000 in 2008 related primarily to a decline in volume in the mortgage department.  Origination income on mortgage loans sold includes the interest income collected on mortgage payments prior to selling these loans to investors. We received $33,000 of origination income on mortgage loans sold for the nine months ended September 30, 2008 compared to $107,000 for the same period in 2007. We anticipate that the level of mortgage origination fees will continue to decrease if the mortgage refinancing business declines due to deteriorating economic conditions.  Further, changes in state law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $27,000 for the nine months ended September 30, 2008 and 2007.  Other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $138,000 to $277,000 for the nine months ended September 30, 2008 when compared to the same period in 2007. The increase is attributed to the growing number of customers to whom we provide financial services.

An additional $139,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the nine months ended September 30, 2008 when compared to the same period in 2007. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $23,000 and $14,000 for the nine months ended September 30, 2008 and 2007, respectively.

Three Months Ended September 30, 2008 and 2007

Noninterest loss for the three months ended September 30, 2008 was $3.8 million, compared to noninterest income of $367,000 during the same period in 2007.

Residential mortgage origination fees were $74,000 and $176,000 for the three months ended September 30, 2008 and 2007, respectively.  The decrease of $102,000 related primarily to a decrease in origination volume in the mortgage department.  We received $7,000 of origination income on mortgage loans sold for the three months ended September 30, 2008 compared to $46,000 for the same period in 2007.

Service fees on deposits were $9,000 and $10,000 for the three months ended September 30, 2008 and 2007, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions increased $72,000 to $126,000 for the three months ended September 30, 2008, when compared to the same period in 2007.

An additional $56,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the three months ended September 30, 2008 when compared to the same period in 2007. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $9,000 and $5,000 for the three months ended September 30, 2008 and 2007, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the nine and three months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2008	2007	2008	2007
	(in thousands)
Salaries and benefits	$6,220	$5,165	$1,816	$1,930
Occupancy	1,034	716	374	335
Furniture and equipment expense	527	330	193	156
Professional fees	762	797	233	316
Advertising and marketing	661	483	183	190
Insurance	379	260	129	84
Data processing and related costs	317	198	125	76
Telephone	113	120	41	46
Postage	17	21	5	8
Office supplies, stationery and printing	123	127	46	65
Other	977	674	307	226
Total noninterest expense	$11,130	$8,891	$3,452	$3,432

Nine Months Ended September 30, 2008 and 2007

We incurred noninterest expense of $11.1 million for the nine months ended September 30, 2008 compared to $8.9 million for the nine months ended September 30, 2007.  The $1.1 million increase in salaries and employee benefits and $318,000 increase in occupancy expense accounted for 61.3% of the $2.2 million increase in noninterest expense for the nine months ended September 30, 2008 compared to the same period in 2007.  A significant portion of the increase in occupancy expenses is related to the addition of new branches.  The remaining $866,000 increase resulted primarily from, $196,000 in furniture and equipment expense, $178,000 in marketing costs, $119,000 in insurance costs, $119,000 in data processing and related costs, $289,000 in other expenses offset by a decrease of $35,000 in professional fees. These increases were primarily related to the expansion of our services and facilities.

Salaries and employee benefits expense was $6.2 million and $5.2 million for the nine months ended September 30, 2008 and 2007, respectively.  These expenses represented 55.9% and 58.1% of our total noninterest expense for the nine months ended September 30, 2008 and 2007, respectively.  The $1.1 million increase in salaries and employee benefits expense in 2008 compared to 2007 resulted from increases of $1.1 million in base compensation, $10,000 in stock based compensation, $336,000 in higher benefits costs offset by a decrease of $342,000 in incentive compensation.  The increase in salaries and employee benefits was due to additional personnel for our facilities to better service our customers.

Three Months Ended September 30, 2008 and 2007

We incurred noninterest expense of approximately $3.5 million for the three months ended September 30, 2008 and 2007.  The $1.8 million expense in salaries and employee benefits and $374,000 in occupancy expense accounted for 63.4% of the $3.5 million in noninterest expense for the three months ended September 30, 2008 compared to the same period in 2007. The remaining $1.3 million resulted from $193,000 in furniture and equipment expense, $183,000 in marketing costs, $233,000 in professional fees, $125,000 in data processing and related costs, $129,000 in insurance costs and $399,000 in other expenses.

Salaries and employee benefits expense was approximately $1.8 million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively.  These expenses represented 52.6% and 55.8% of our total noninterest expense for the three months ended September 30, 2008 and 2007, respectively.  The $114,000 decrease in salaries and employee benefits expense in 2008 compared to 2007 resulted from increases of $185,000 in base compensation, $126,000 in higher benefits costs and decrease of $422,000 in incentive compensation and $3,000 in stock based compensation.

Income Tax Expense

Nine Months Ended September 30, 2008 and 2007

Income tax benefit was approximately $1.8 million for the nine months ended September 30, 2008 compared to income tax expense of $107,000 for the nine months ended September 30, 2007.  Income taxes are based on effective tax rates of 38.0% and 38.0% for the nine months ended September 30, 2008 and 2007, respectively.

Three Months Ended September 30, 2008 and 2007

Income tax benefit was approximately $1.5 million for the three months ended September 30, 2008 compared to income tax expense of $28,000 for the three months ended September 30, 2007.  Income taxes are based on effective tax rates of 37.0% and 37.0% for the three months ended September 30, 2008 and 2007, respectively.

Balance Sheet Review

General

At September 30, 2008, we had total assets of $668.1 million, consisting principally of $456.7 million in net loans, $346,000 in mortgage loans held for sale, $159.9 million in investment securities, $4.3 million in federal funds sold, $19.5 million in net premises, furniture and equipment, and $6.5 million in cash and due from banks.  Our liabilities at September 30, 2008 totaled $630.3 million, consisting principally of $518.3 million in deposits, $30.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $60.8 million in FHLB advances and $2.7 million in borrowings related to the ESOP.  At September 30, 2008, our shareholders’ equity was $37.9 million.

Federal Funds Sold

At September 30, 2008, our $4.3 million in short-term investments in federal funds sold on an overnight basis comprised 0.6% of total assets compared to $1.9 million, or 0.4% of total assets, at December 31, 2007.

Investments

At September 30, 2008, the $159.9 million in our available for sale investment securities portfolio represented approximately 23.9% of our total assets compared to $88.0 million, or 17.2% of total assets, at December 31, 2007.  We held U.S. government agency securities and government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $159.9 million and an amortized cost of $159.8 million for a net unrealized gain of $84,000.  We utilize the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

Contractual maturities and yields on our investments at September 30, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. government securities	$—	—%	$—	—%	$1,014	5.98%	$12,982	5.91%	$13,996	5.91%
Government- sponsored enterprises	—	—%	508	5.52%	15,958	5.49%	36,983	5.85%	53,449	5.74%
Mortgage-backed securities	—	—%	—	—%	369	5.09%	85,085	5.86%	85,454	5.85%
Municipals	—	—%	—	—%	874	3.96%	6,080	3.95%	6,954	3.95%
Preferred stocks	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$—	—%	$508	5.52%	$18,215	5.44%	$141,130	5.78%	$159,853	5.74%

At September 30, 2008, our investments included U.S. government agency bonds issued by the Federal Farm Credit Bank with an amortized cost of approximately $14.0 million. Government sponsored enterprises consist of securities issued by the FHLB, FHLMC and FNMA with amortized costs of approximately $9.6 million, $13.4 million, and $30.7 million, respectively. Mortgage-backed securities consist of securities issued by the FNMA, FHLMC and Government National Mortgage Association with amortized costs of approximately $37.7 million, $3.6 million and $43.5 million, respectively. Municipals consist of securities issued by various different municipalities with an amortized cost of $7.2 million. The amortized cost of preferred stocks, consisting of securities issued by the FHLMC and FNMA, was written down to zero in the third quarter of 2008.

Other nonmarketable equity securities at September 30, 2008 consisted of FHLB stock with a cost of $3.7 million, and other investments of $151,640.

The amortized costs and the fair value of our investments at September 30, 2008 and December 31, 2007 are shown in the following table.

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
U.S. government agencies	$14,031	$13,996	$14,034	$14,263
Government-sponsored enterprises	53,715	53,449	33,238	33,654
Mortgage-backed securities	84,840	85,454	23,979	24,247
Municipals	7,184	6,954	12,440	12,400
Preferred stocks	—	—	3,553	3,472
Total	$159,770	$159,853	$87,244	$88,036

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at September 30, 2008 and December 31, 2007 were $424.4 million and $339.8 million, respectively.  Gross loans outstanding at September 30, 2008 and December 31, 2007 were $456.7 million and $391.3 million, respectively.

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

The following table summarizes the composition of our loan portfolio at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$27,296	6.0%	$24,350	6.2%

Real Estate
Mortgage	253,663	55.5%	204,068	52.2%
Construction	171,136	37.5%	159,815	40.8%
Total real estate	424,799	93.0%	363,883	93.0%

Consumer
Consumer	4,942	1.1%	3,467	0.9%
Deferred origination fees, net	(290)	(0.1)%	(350)	(0.1)%

Total gross loans, net of deferred fees	456,747	100.0%	391,350	100.0%
Less – allowance for loan losses	(5,024)		(4,158)
Total loans, net	$451,723		$387,192

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2008:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$15,722	$8,988	$2,586	$27,296
Real estate	142,509	217,298	64,992	424,799
Consumer	1,395	2,933	614	4,942
Deferred origination fees, net	(27)	(257)	(6)	(290)
Total gross loans, net of deferred fees	$159,599	$228,962	$68,186	$456,747

Gross loans maturing after one year with:
Fixed interest rates				$160,995
Floating interest rates				136,416
Total				$297,411

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

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2008 and 2007.

	2008	2007
	(dollars in thousands)
Balance, beginning of year	$4,158	$3,467
Charge-offs, Commercial and Industrial	(234)	(222)
Charge-offs, Real Estate Mortgage	(262)	—
Charge-offs, Real Estate Construction	(73)	—
Charge-offs, Consumer	(39)	—
Recoveries	1	—
Provision for loan losses	1,473	1,025
Balance, end of period	$5,024	$4,270

Total loans outstanding at end of period	$456,747	$361,679
Allowance for loan losses to gross loans	1.10%	1.18%
Net charge-offs to average loans	0.14%	0.07%

We do not allocate the allowance for loan losses to specific categories of loans.  Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system that we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

The following table sets forth our nonperforming assets for the nine months ended September 30, 2008 and December 31, 2007:

	2008	2007
	(dollars in thousands)
Nonaccrual loans	$4,581	$389
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured otherwise impaired	—	—
Total impaired loans	4,581	389
Other real estate owned	965	—
Total nonperforming assets	$5,546	$389

Nonperforming loans to gross loans	1.00%	0.10%
Nonperforming assets to total assets	0.83%	0.08%

The bank had 15 nonperforming loans at September 30, 2008 totaling $4.6 million and 3 nonperforming loans totaling $389,000 at December 31, 2007. At September 30, 2008 and December 31, 2007, the allowance for loan losses was $5.0 million and $4.2 million, respectively, or 1.10% and 1.06%, respectively, of outstanding loans.  As of September 30, 2008, we had 75 loans with a current principal balance of $23.9 million on the watch list. At September 30, 2008, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. In addition, the bank held $965,000 in other real estate owned at the period ending September 30, 2008 and did not possess any other real estate owned at the period ending December 30, 2007.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to obtain a portion of our certificates of deposits from areas outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for similar deposit products in our local market.  We also utilize wholesale deposits in certain instances to obtain deposits with more favorable maturities than are readily available in our local market. The ratio of wholesale deposits to total deposits has decreased from 58.4% at December 31, 2007 to 48.0% at September 30, 2008, with the maturation of our retail deposit offices.  Wholesale deposits were $249.0 million at September 30, 2008, and $226.8 million of total deposits at December 31, 2007.

We anticipate being able to either renew or replace these wholesale deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 88.1% and 100.8% at September 30, 2008 and December 31, 2007, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008		December 31, 2007
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$12,336	0.00%	$10,550	0.00%
Interest bearing demand deposits	22,202	2.60%	6,718	3.58%
Savings and money market accounts oney	175,419	2.97%	186,732	4.86%
Time deposits less than $100,000	195,054	4.20%	131,130	5.10%
Time deposits greater than $100,000	54,738	4.21%	10,418	5.39%
Total deposits	$459,749	3.54%	$345,548	4.80%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Three months or less	$16,097	$7,344
Over three through six months	8,747	20,111
Over six though twelve months	44,081	1,183
Over twelve months	11,208	1,238
Total	$80,133	$29,876

The increase in time deposits of $100,000 or more for the nine months ended September 30, 2008 compared to year end 2007 resulted from our funding the growth of the bank with a variety of deposit products, including retail time deposits.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2008 and the year ended December 31, 2007, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the highest amount borrowed for each component at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the nine months ended September 30, 2008:
Securities sold under agreement to repurchase	$30,000	3.50%	$50,000	$38,717	3.57%
Junior subordinated debentures	14,434	6.43%	14,434	10,506	5.99%
Advances from FHLB	60,800	3.30%	60,800	34,238	3.82%
Federal funds purchased	—	—%	2,963	250	4.25%
ESOP borrowings	2,675	4.00%	2,900	2,807	4.51%
Other borrowings	616	6.00%	616	87	5.94%
At or for the year ended December 31, 2007:
Securities sold under agreement to repurchase	$41,040	4.54%	$41,040	$14,828	4.96%
Junior subordinated debentures	8,248	6.61%	8,248	8,248	6.80%
Advances from FHLB	29,000	4.20%	30,000	20,575	4.92%
Federal funds purchased	—	—%	10,870	856	5.50%
ESOP borrowings	2,428	6.50%	2,428	854	7.02%

Capital Resources

Total shareholders’ equity was $37.9 million at September 30, 2008 and $41.0 million at December 31, 2007.  The decrease is attributable to proceeds from the additional paid in capital related to the ESOP of $62,626 and the increase in the guarantee of ESOP borrowings of $214,915, net of current year reductions, plus a decrease of $439,152 in the fair value of available for sale securities, stock-based compensation expense of $539,200 and net loss of $2,902,692 for the nine months ended September 30, 2008. Since our inception, we have not paid any cash dividends.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007
Return on average assets	(0.66)%	0.10%
Return on average equity	(9.71)%	1.00%
Equity to assets ratio	6.78%	9.51%

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of risk-weighted assets and off-balance sheet exposures.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus the qualifying portion of junior subordinated debentures. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations plus the junior subordinated debentures in excess of the amount qualifying in Tier 1. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.    Our bank is required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

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

The following table sets forth the company’s various capital ratios at September 30, 2008 and December 31, 2007.  For all periods, the company was in compliance with regulatory capital requirements established within the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.	September 30, 2008	December 31, 2007

Leverage ratio	6.47%	9.58%
Tier 1 risk-based capital ratio	8.66%	11.39%
Total risk-based capital ratio	10.53%	12.39%

The following table sets forth the bank’s various capital ratios at September 30, 2008 and December 31, 2007.  For all periods, the bank was considered “well capitalized.”

Tidelands Bank	September 30, 2008	December 31, 2007

Leverage ratio	7.88%	9.93%
Tier 1 risk-based capital ratio	10.55%	11.80%
Total risk-based capital ratio	11.59%	12.80%

We intend to maintain a capital level for the bank that exceeds the FDIC requirements to be classified as a “well capitalized” bank.

To provide the additional capital needed to support our bank’s growth in assets, during the first quarter of 2005 we borrowed $2.1 million under a short-term holding company line of credit. On March 31, 2005, we completed a private placement of 1,712,000 shares at $9.35 to increase the capital of the bank.  Net proceeds from the offering were approximately $14.9 million.  Upon closing the transaction, the holding company line of credit was repaid in full. On February 22, 2006, Tidelands Statutory Trust, a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating net proceeds of $8.0 million.  The trust loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. On October 10, 2006, we closed a public offering in which 1,200,000 shares of our common stock were issued at a purchase price of $15.00 per share.  Net proceeds after deducting the underwriter’s discount and expenses were $16.4 million.  On June 20, 2008, Tidelands Statutory Trust II (“Trust II”), a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating proceeds of $6.0 million. Trust II loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. A portion of the debentures qualifies as Tier 1, and the remaining portion qualifies as Tier 2 Capital, under Federal Reserve Board guidelines.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2008, unfunded commitments to extend credit were $44.9 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2008, there were commitments totaling approximately $412,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 56.1% of our loans were variable rate loans at September 30, 2008 and 80.4% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.   While a substantial portion of our loans reprice within the next three months, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2008 and December 31, 2007, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $10.7 million and $2.7 million, or 1.6% and 0.5% of total assets, respectively.  Our available for sale securities at September 30, 2008 and December 31, 2007 amounted to $159.9 million and $88.0 million, or 23.9% and 17.2% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $74.4 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During the previous year, as a result of historically low rates that were being earned on short-term investments, we chose to maintain a lower than normal level of short-term securities.  In addition, we maintain three federal funds purchased lines of credit with correspondent banks totaling $27.5 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.  At September 30, 2008, we had $60.8 million in total advances and letters of credit from the FHLB with an excess lendable collateral value of approximately $29.1 million.

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

The following table sets forth information regarding our rate sensitivity, as of September 30, 2008, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios and other imbedded optionality in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$4,250	$—	$—	$—	$4,250
Investment securities	5,007	39,776	40,543	74,527	159,853
Loans	271,211	24,277	106,973	54,286	456,747
Total interest-earning assets	$280,468	$64,053	$147,516	$128,813	$620,850

Interest-bearing liabilities:
Money market and NOW	$211,840	$—	$—	$—	$211,840
Regular savings	233	—	—	—	233
Time deposits	84,563	148,246	59,325	478	292,612
Junior subordinated debentures	8,248	—	—	6,186	14,434
Other borrowings	45,800	—	26,000	22,291	94,091
Total interest-bearing liabilities	$350,684	$148,246	$85,325	$28,955	$613,210

Period gap	$(70,216)	$(84,193)	$62,191	$99,858	$7,640
Cumulative gap	$(70,216)	$(154,409)	$(92,218)	$7,640	$7,640

Ratio of cumulative gap to total earning assets	(11.31)%	(24.87)%	(14.85)%	1.23%	1.23%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 12, 2008	By:	/s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	By:	/s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.