Form 10-K
period 2008-12-31
TIDELANDS BANCSHARES INC
filed 2009-03-30
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 001-33065

TIDELANDS BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	02-0570232
(State or other jurisdiction or incorporation of organization)	(I.R.S. Employer Identification No.)

875 Lowcountry Blvd., Mount Pleasant, South Carolina	29464
(Address of principal executive offices)	(Zip Code)

Telephone number: (843) 388-8433

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $21,755,479 based on the closing sale price of $9.10 per share as reported on the NASDAQ Global Market.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

The number of shares outstanding of the issuer’s common stock, as of March 16, 2009 was 4,277,176.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2009 Part III (Items 10-13, 14)

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

General Overview

We are a South Carolina corporation organized in 2002 to serve as the holding company for Tidelands Bank, a state-chartered banking association under the laws of South Carolina headquartered in Mount Pleasant.  We opened Tidelands Bank in October 2003 and have grown to seven full service banking offices located along the entire coast of South Carolina.  We are primarily engaged in the business of accepting demand, savings and time deposits insured by the FDIC and providing commercial, consumer and mortgage loans to the general public.  Since our inception, we have focused on serving the banking needs of professionals, entrepreneurs, small business owners, and their family members in our growing South Carolina coastal markets.  As of December 31, 2008, we had total assets of $715.2 million, net loans of $454.3 million, deposits of $561.2 million, and shareholders’ equity of $52.0 million.

Our Market Area

Our primary market area is the South Carolina coast, including the Charleston (Charleston, Dorchester and Berkeley counties), Myrtle Beach (Horry and Georgetown County) and Hilton Head (Beaufort and Jasper County) markets areas.  Our main office is located at 875 Lowcountry Boulevard, Mount Pleasant, South Carolina.

In addition to our main office, we have six full service banking offices.  In August 2004, we opened a loan production office in Summerville, South Carolina.  Due to the success of this loan production office, we converted it to a temporary full service branch in April 2005, and in April 2007, we opened the permanent full service banking office in Summerville.  In January 2005, we opened a loan production office in Myrtle Beach, South Carolina, which we converted into a temporary full service branch in October 2005 and opened our permanent facility in June

2007.  We opened a new full service banking office in the Park West area of Mount Pleasant in May 2007 and converted our loan production office in the West Ashley area of Charleston to a full service banking office in July 2007.  We also opened a loan production office in Bluffton, in the Hilton Head market area, in October 2006, which we converted into a temporary full service banking office in September 2007 and then opened a permanent full service banking office in May 2008.  Finally, we opened a new full service banking office in Murrells Inlet, in the Myrtle Beach market area, in July 2008.

According to FDIC data, total deposits in the Charleston market area increased 113% from approximately $4.3 billion in 2000 to approximately $9.1 billion in 2008.  The population of the Charleston market area was approximately 630,000 in 2007, an increase of 13.2% from 2000 and is projected to grow an additional 8.4% from 2007 to 2012.  The economy of Charleston is diverse and vibrant having recently experienced significant growth in tourism, healthcare, shipping and manufacturing.  Notably, in 2004, approximately 4.7 million people visited the Charleston region (a 47% increase from 1997) and spent approximately $5.7 billion (a 138% increase from 1997).  An estimated 105,000 jobs in 2004 were directly or indirectly supported by the tourism industry (a 144% increase from 1997), which generated approximately $1.3 billion in earnings (a 108% increase from 1997).  Charleston is home to the Medical University of South Carolina and the Roper St. Francis Healthcare System, two of the top five largest employers in the region.  The Port of Charleston is the top ranked container cargo port on the South Atlantic and Gulf coasts, is second only to New York and New Jersey on the East Coast, and is the sixth largest container port in the United States.  The Charleston Customs district ranks as the sixth largest in dollar value of international shipments, with cargo valued at more than $60 billion annually.  Continued growth of the port’s business is expected with plans to deepen its channel and create a new three-berth 280-acre container terminal on the site of the former Charleston Naval complex.  Recent economic expansion in the manufacturing sector includes the construction of two new plants designed for the production and assembly of the fuselage sections for Boeing’s new 787 Dreamliner.  These two plants have created approximately 750 jobs.  In total, these plants represent a $560 million investment, the largest in South Carolina since BMW entered the state in the early 1990s.  In October 2008, Google opened a new data center facility in the Charleston area, which is part of a $600 million investment and which is expected to create 200 technology-related jobs.  In addition, DuPont recently announced a planned $500 million investment at its facility in Berkeley County and GE Aviation and the SKF Group, one of the world’s largest producers of jet engine bearings, have recently announced plans to establish a new facility in Charleston to manufacture and repair jets.

Historically, the U.S. military has also played a significant role in the economy of the Charleston area.  Charleston hosts military installations for the U.S. Navy, U.S. Air Force, U.S. Army and U.S. Coast Guard.  Charleston is also home to a number of academic institutions besides the Medical University of South Carolina, including The Citadel, The College of Charleston and Charleston Southern University.

The Myrtle Beach area, also known as South Carolina’s Grand Strand, is a 60-mile stretch of coastline extending from the South Carolina state line at Little River (Horry County) south to Pawleys Island (Georgetown County).  According to FDIC data, total deposits in the Myrtle Beach market area increased 102% from approximately $3.4 billion in 2000 to approximately $6.8 billion in 2008.  The population of the Myrtle Beach market area was approximately 307,000 in 2007, an increase of approximately 22.37% from 2000 and is projected to grow an additional 17.2% by 2012.  A significant portion of this growth is attributable to retirees.  In recent years, both The Wall Street Journal and Money magazine rated the Grand Strand as one of the nation’s top retirement locations.  Today, approximately 25% of South Carolina’s residents are over 55 years of age and Horry County is No. 1 among the top five regions in the state where retirees are relocating.  Similar to Charleston, tourism plays a vital role in the economy of Myrtle Beach.  In recent years, the American Automobile Association has ranked the area as the nation’s second most popular tourist destination.  The Myrtle Beach Chamber of Commerce estimated that 14.6 million people visited the area in 2006 and spent over $3.1 billion.

The Hilton Head market area is approximately 45 miles north of Savannah, Georgia and 90 miles south of Charleston, and is an internationally recognized vacation destination famous for its championship golf courses, beaches and resorts.  According to FDIC data, total deposits in the Hilton Head market area increased 83% from approximately $1.9 billion in 2000 to approximately $3.4 billion in 2008.  The population for the Hilton Head market area was approximately 177,000 in 2007, an increase of 27.27% from 2000, and is projected to grow an additional 16.75% by 2012.  The Hilton Head Chamber of Commerce estimates that the year-round tourism industry accounts for more than 60% of local jobs and contributes in excess of $1.5 billion annually to the Hilton Head economy.

We believe the combination of full-time residents and visitors will continue to support businesses such as real estate development, construction, manufacturing, healthcare and education and favors the expansion of our relationship banking model in our market areas.

Our Strengths

Since commencing operations, we have focused on our core operating strength of relationship banking to grow our business.  The cornerstone of our relationship banking model is to hire and retain professional banking officers who know their customers and focus on their banking needs.  By leveraging our banking officers’ experience and personal contacts, we have achieved our success to date by focusing on professionals, entrepreneurs, small business owners and their family members in our markets.  This relationship banking model ensures that we are able to generate both repeat business from existing customers as well as new business from customer referrals.

We have assembled an experienced senior management team, combining extensive market knowledge with an energetic and entrepreneurial culture.  The members of our management team have close ties to, and are actively involved in, the communities in which we operate, which is critical to our relationship banking focus.  We believe that our current organizational structure and executive officers can support and manage the bank’s growth for the foreseeable future without needing to add additional executive positions.

As we move beyond our fifth anniversary, we have established a community banking franchise consisting of seven full service banking offices in selected markets along the entire coast of South Carolina.  We have been careful to expand by opening new facilities only after we have identified an attractive market and hired experienced local bankers to manage our operations.  Under our expansion model, we will generally first open a loan production office after retaining these bankers.  Then, once a loan production office generates sufficient assets, we will open a full service branch that will already have an existing loan and customer base.  This approach has allowed us to “test” our markets and be more efficient upon opening a full service branch.  Six of our seven full service banking offices have been opened since April 2007 and, as of December 31, 2008, these new offices averaged approximately $31.0 million in retail deposits.  Going forward, we believe retail deposit growth will be a primary component of our funding sources.  For example, retail deposits increased by 39% of loans for the year ending December 31, 2008, with year-to-date retail deposits increasing $115.7 million compared to $70.6 million in loans.

Through our relationship banking service model, we believe we can continue to grow our market share within the Charleston, Myrtle Beach and Hilton Head market areas.  We will continue to consider hiring experienced lending and deposit gathering employees within our markets to help drive organic growth in our full service banking offices.  We will also continue to look at other strategic and attractive locations or opportunities to expand our franchise along the Southeast coast, but we have no such expansion plans at this time.

Lending Activities

General.  We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans.  Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market area.  We have focused our lending activities primarily on the professional market, including doctors, dentists, small business owners and commercial real estate developers.  At December 31, 2008, we had total loans of $462.0 million, representing 68.1% of our total earning assets.  The average loan size was approximately $285,000.  As of December 31, 2008, we had 25 nonperforming loans totaling approximately $11.5 million, or 2.5% of total loans.  The average size of our non-performing loans at December 31, 2008, was approximately $459,000.

At December 31, 2008, our loan portfolio was comprised of the following:

	Loans		Non-Performing Assets
	Balance December 31, 2008	% of Loans	Non- accrual Loans	Other Real Estate	Total Non- performing Assets
	(dollars in thousands)
Real estate mortgage	$268,500	58.1%	$4,309	$1,072	$5,381
Real estate construction	161,298	34.9	4,698	729	5,427
Commercial and industrial	27,443	6.0	2,475	—	2,475
Consumer	4,726	1.0	—	—	—
	$461,967	100.0%	$11,482	$1,801	$13,283

Real Estate Mortgage Loans.  Loans secured by real estate mortgages are the principal component of our loan portfolio.  Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate.  Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.

As of December 31, 2008, loans secured by first or second mortgages on real estate comprised approximately $268.5 million, or 58.1%, of our loan portfolio.  These loans will generally fall into one of two categories: residential real estate loans or commercial real estate loans.

At December 31, 2008, our real estate mortgage loan portfolio was comprised of the following:

	Loans			Non-Performing Assets
	Balance December	% of Loan	% of Total	Non- accrual	Other Real	Total Non- performing
	31, 2008	Category	Loans	Loans	Estate	Assets
	(dollars in thousands)
Real Estate Mortgage Loans
Residential
Owner-occupied	$132,278	49.3%	28.6%	$2,420	$1,072	$3,492
Non owner-occupied	20,110	7.5	4.4	—	—	—

Commercial
Owner-occupied	105,286	39.2	22.8	1,889	—	1,889
Multi-family	10,826	4.0	2.3	—	—	—
	$268,500	100.0%	58.1%	$4,309	$1,072	$5,381

•                  Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit.  With respect to fixed and adjustable rate long-term residential real estate loans with terms of up to 30 years, we typically only originate these loans for a third-party.  At December 31, 2008, residential real estate mortgage loans amounted to $152.4 million, or 33.0% of our loan portfolio.  Included in these loans was $132.3 million, or 86.8% of our residential real estate loan portfolio, in first and second mortgages on individuals’ homes, of which $40.7 million, or 26.7% of our residential loan portfolio, was in home equity loans.  At December 31, 2008, our residential real estate loans balances ranged from approximately $1,000 to $4.3 million, with an average loan balance of approximately $251,000.  The majority of these loans are made on owner-occupied properties.  The non owner-occupied loans had an average size of approximately $544,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 85%.  At December 31, 2008, our individual home equity lines of credit balances secured by first and second mortgages ranged up to approximately $989,000, with an average balance of approximately $126,000.  Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less and we generally limit the extension of credit to less than 90% of the available equity of each property, although in certain exceptions we may extend up to 100% of the available equity.

•                  Commercial Real Estate Loans.  At December 31, 2008, commercial real estate mortgage loans amounted to $116.1 million, or approximately 25.1% of our loan portfolio.  At December 31, 2008, the outstanding balances on individual commercial real estate loans ranged from approximately $2,500 to $3.4 million.  We maintain loan relationships in excess of this size but have participated credits to correspondent banks to reduce our exposure to single large lending relationships.  The average commercial real estate loan balance was approximately $575,000.  These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  We also generally require that a borrower’s cash flow exceeds 125% of monthly debt service obligations.  In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

Real Estate Construction Loans.  We offer fixed and adjustable rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes.  The term of our construction and development loans generally is limited to 18 months, although payments may be structured on a longer amortization basis.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property.  Specific risks include:

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

At December 31, 2008, our real estate construction loans amounted to $161.3 million, or 34.9% of our total loan portfolio, and were comprised of the following:

	Loans			Non-Performing Assets
	Balance December	% of Loan	% of Total	Non- accrual	Other Real	Total Non- performing
	31, 2008	Category	Loans	Loans	Estate	Assets
	(dollars in thousands)
Real Estate Construction Loans
Residential
Land
Commercial	$38,357	23.8%	8.3%	$2,296	$729	$3,025
Consumer	16,461	10.2	3.6	—	—	—
Construction
Pre-sold commercial	1,255	0.8	0.3	—	—	—
Owner-occupied consumer	10,555	6.5	2.3	459	—	459
Non owner occupied commercial	18,028	11.2	3.9	—	—	—

Commercial
Land	44,225	27.4	9.5	1,943	—	1,943
Construction
Owner-occupied	17,921	11.1	3.9	—	—	—
Non owner occupied	14,496	9.0	3.1	—	—	—
	$161,298	100.0%	34.9%	$4,698	$729	$5,427

Residential land loans are made to both commercial entities and consumer borrowers for the purpose of financing land upon which to build a residential home.  At December 31, 2008, total real estate construction loans ranged from approximately $10,000 to $3.3 million, with an average balance of approximately $443,000.

Residential land loans are reclassified as residential construction loans once construction of the residential home commences.  These loans are further categorized as (i) pre-sold commercial, which is a loan to a commercial entity with a pre-identified buyer for the finished home, (ii) owner-occupied consumer, which is a loan to an individual who intends to occupy the finished home and (iii) non owner-occupied commercial, which is a loan to a commercial entity intending to lease or sell the finished home.  At December 31, 2008, residential land loans ranged from approximately $10,000 to $2.5 million, with an average balance of approximately $264,000. At December 31, 2008, residential construction loans ranged from approximately $57,000 to $3.3 million, with an average balance of approximately $585,000.

Commercial land loans are made to commercial entities for the purpose of financing land upon which to build a commercial project.  These loans are for projects that typically involve small and medium sized single and multi-use commercial buildings.  At December 31, 2008, these loans ranged from approximately $29,000 to $3.3 million, with an average balance of approximately $553,000.

Commercial construction loans are made to the borrower for the purpose of financing the construction of a commercial development.  These loans are further categorized depending on whether the borrower intends to occupy the finished development (owner-occupied) or whether the borrower intends to lease or sell the finished development (non owner-occupied).  At December 31, 2008, these loans ranged from approximately $148,000 to $3.1 million, with an average balance of approximately $1.4 million.

Commercial and Industrial Loans.  At December 31, 2008, these loans amounted to $27.4 million, or 6.0% of our total loan portfolio.  At December 31, 2008, outstanding balances on these loans ranged up to approximately $2.3 million, with an average loan balance of approximately $97,000. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas.

These loans are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs.  These loans typically are partially guaranteed by the government, which helps to reduce their risk.  Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan.  As of December 31, 2008, we had not originated any small business loans utilizing government enhancements.

Consumer Loans.  At December 31, 2008, consumer loans amounted to $4.7 million, or 1.0% of our loan portfolio.  At December 31, 2008, the outstanding balance on our individual consumer loans ranged up to approximately $509,000, with an average loan balance of approximately $27,000.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and the availability and value of collateral.  Consumer rates are both fixed and variable, with negotiable terms.  Our installment loans typically amortize over periods up to 60 months.  Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Loan Portfolio Composition.  We believe that the composition of our loan portfolio reduces our loss exposure.  We provide loans for various uses, including commercial and residential real estate, business purposes, personal use, home improvement, automobiles, as well as letters of credit and home equity lines of credit.  We strive to maintain a diversified loan portfolio and limit the amount of our loans to any single customer.  At December 31, 2008, we had approximately 1,621 loans, with an average loan balance of approximately $285,000.  As of December 31, 2008, our 10 largest customer loan relationships represented approximately $54.2 million, or 11.7% of our loan portfolio.  Further, we believe that operating in three separate and distinct market areas along the South Carolina coast provides long-term loan portfolio diversification.  At December 31, 2008, our loan portfolio was positioned within our major markets as follows: Charleston — 73.5%; Myrtle Beach — 17.5%; Hilton Head — 9.0%.  We believe that the diversity of economic activity in our primary markets tends to mitigate economic volatility, which, together with the variety of purposes for which we make loans, reduces our risks of loss.

Underwriting.  When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our veteran bankers’ intimate knowledge of our markets.  We have a disciplined approach to underwriting and focus on multiple sources of repayment, including personal guarantees.  Our underwriting standards vary for each type of loan.  While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.   We are permitted to hold loans that exceed supervisory guidelines up to 100% of bank capital, or $57.5 million at December 31, 2008.  As such, $44.6 million, or 9.7%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 33 loans totaling approximately $13.2 million at inception had loan-to-value ratios of 100% or more.  In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of capital.  At December 31, 2008, $26.3 million of our commercial loans, or 45.7% of the bank’s capital, exceeded the supervisory loan-to-value ratio.  The exceptions are approved based on a combination of debt service ability, liquidity and overall balance sheet strength of the borrower. The frequency of pre-approved exceptions has decreased due to the erosion in potential borrower’s balance sheet strength, liquidity and income due to the current economic conditions. The bank expects this trend to continue while economic conditions remain recessionary.  The bank, however, has experienced an increase in unintended loan-to-value exceptions in existing bank loans due to updated appraisals on loans, where the value of the applicable collateral, has decreased.

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by an officer with a higher lending authority.  Between the Chief Executive Officer, Principal Banking Officer and Chief Credit Officer, any two may combine their authority to approve credits up to $1.5 million.  If the loans exceed $1.5 million, then a loan committee comprised of Mr. Coffee and five outside directors may approve the loans up to 10% of the bank’s capital and surplus. All loans in excess of this lending limit will be submitted for approval to the entire board of directors of the bank.  We do not make any loans to any director, executive officer, or principal shareholder, and the related interests of each, of the bank unless the loan is approved by the disinterested members of the board of directors of the bank and is on terms not more favorable to such person than would be available to a similarly situated person not affiliated with the bank.

Credit Administration and Loan Review.  We maintain a continuous loan review process.  We apply a credit grading system to each loan, and utilize an independent consultant on a semi-annual basis to review the loan underwriting on a test basis to confirm the grading of each loan.  Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval.  This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.  We also maintain a separate construction loan management department that operates independently from our lenders and is responsible for authorizing draws and the continuing oversight during the construction process.

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus.  This limit will increase or decrease as the bank’s capital increases or decreases.  Based upon the capitalization of the bank at December 31, 2008, our legal lending limit was approximately $8.6 million.  Even though our legal lending limit amounts to $8.6 million, we maintain an internal lending limit of $5.2 million, at December 31, 2008.  Historically, we have been able to sell participations in our larger loans to other financial institutions, which has allowed us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits, however, in the current economic environment, it has been difficult to sell participations to other financial institutions.

Deposit Products

We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas.  In addition, we offer certain retirement account services, such as IRAs.  We solicit accounts from individuals, businesses, associations, organizations and governmental authorities.  We believe that our branch infrastructure will assist us in obtaining retail deposits from local customers in the future.  Our retail deposits have increased to $277.1 million at December 31, 2008 from $50.3 million at December 31, 2004.  Our retail deposits at December 31, 2008 were 49.4% of our total deposits compared to 41.6% of our total deposits at December 31, 2007.

The following table shows our deposit mix at December 31, 2008 and December 31, 2007:

	At December 31, 2008		At December 31, 2007		Year-to-Date Growth		Average Rate at
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage	December 31, 2008
	(dollars in thousands)
Retail Deposits
Noninterest bearing demand deposits	$12,133	2.2%	$10,191	2.6%	$1,942	19.1%
Interest bearing demand deposits	46,987	8.4%	8,460	2.2%	38,527	455.4%	2.53%
Savings and money market accounts	34,971	6.2%	94,661	24.4%	(59,690)	(63.1)%	2.77%
Time deposits less than $100,000	92,400	16.5%	19,364	5.0%	73,036	377.2%	4.06%
Time deposits greater than $100,000	90,577	16.1%	28,735	7.4%	61,842	215.2%	4.15%
Total Retail Deposits	277,068	49.4%	161,411	41.6%	115,657	71.7%	3.29%

Wholesale Deposits
Savings and money market accounts	147,885	26.3%	105,173	27.1%	42,712	40.6%	2.77%
Time deposits less than $100,000	134,024	23.9%	120,444	31.0%	13,580	11.3%	4.31%
Time deposits greater than $100,000	2,248	0.4%	1,141	0.3%	1,107	97.0%	5.18%
Total Wholesale Deposits	284,157	50.6%	226,758	58.4%	57,399	25.3%	3.66%
Total Deposits	$561,225	100.0%	$388,169	100.0%	$173,056	44.5%	3.49%

Other Banking Services

We also offer other bank services including safe deposit boxes, traveler’s checks, direct deposit, United States Savings Bonds and banking by mail.  We are associated with the Cirrus, Master-Money, Pulse and Subswitch ATM networks, which are available to our customers throughout the country.  We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success.  In addition, we offer courier deposit service for commercial customers and extended banking hours, from 8:00 a.m. to 5:30 p.m. daily.  We also offer internet banking services, bill payment services and cash management services, along with remote deposit capture and ACH origination.  We currently exercise trust powers as trustee for the Tidelands Bancshares, Inc. Employee Stock Ownership Plan, but do not expect to exercise retail trust powers during our next few years of operation.

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.  We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in the Charleston area and elsewhere.

As of June 30, 2008, there were 29 financial institutions other than us in the Charleston market area, 26 in the Myrtle Beach market area and 24 in the Hilton Head market area.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia and Carolina First Bank.  These institutions offer some services, such as extensive and established branch networks and trust services, which we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2008, we had 81 full-time employees and 3 part-time employees.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On December 19, 2008, as part of the TARP CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury Department, pursuant to which we sold (i) 14,448 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 571,821 shares of our common stock for an aggregate purchase price of $14,448,000 million in cash.

The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the Commission before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $3.79 per share of the common stock.  Please see the Form 8-K we filed with the SEC on December 19, 2008, for additional information about the Series T Preferred Stock and the Warrant.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends October 31, 2009.  For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We have not opted out of either program.

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by TARP participants, which includes programs under TARP such as the CPP in which we participate.

Tidelands Bancshares, Inc.

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

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

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the bank and are described below under “Tidelands Bank — Prompt Corrective Action.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends depends on the bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Tidelands Bank — Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “S. C. Board”).  We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the S. C. Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Tidelands Bank

The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”).  Deposits in the bank are insured by the FDIC up to a maximum amount, which  is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed above in greater detail) which, in part, fully insures non-interest bearing transaction accounts.

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

If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC.  The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

As of December 31, 2008, the bank was deemed to be “well capitalized.”

Standards for Safety and Soundness.  The Federal Deposit Insurance Act (“FDIA”) also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth.  The agencies also must prescribe standards for asset quality, earnings and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards.  These guidelines set forth the safety and soundness standards that federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that the bank fails to meet any standards prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Insurance of Accounts and Regulation by the FDIC.   The bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.   For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.   Effective April 1, 2009, assessments will take into account each institution’s reliance on secured liabilities and brokered deposits.  This will result in assessments ranging from 7 to 77.5 basis points.  We anticipate our future insurance costs to be higher than in previous periods.  Based on current FDIC requirements and our current status, and assuming our status would be the same on April 1, 2009.  However, we are not currently able to accurately determine the amount of additional cost.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

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

Community Reinvestment Act.  The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.  Additionally, we must publicly disclose the terms of various CRA-related agreements.

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

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function.  The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.  The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act.  The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Payment of Dividends.  A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination.  The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends.  In addition, under the Federal Deposit Insurance Corporation Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

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

Proposed Legislation and Regulatory Action.  New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Item 1A.  Risk Factors.

RISK FACTORS

The lack of seasoning of our loan portfolio makes it difficult to assess the adequacy of our loan loss reserves accurately and we may have higher credit losses than we have reserved for in our allowance for loan losses.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio.  We periodically determine the amount of the allowance based on the consideration of several factors, including:

•                  an ongoing review of the quality, mix and size of our overall loan portfolio;

•                  our historical loan loss experience;

•                  evaluation of economic conditions;

•                  regular reviews of loan delinquencies and loan portfolio quality; and

•                  the amount and quality of collateral, including guarantees, securing the loans.

However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events.  In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio was originated recently.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.”  As a result, a portfolio of older loans will usually perform more predictably than a newer portfolio.  Because of the unpredictability in our relatively new loan portfolio, our allowance for loan losses may not be adequate.  As of December 31, 2008, we had 25 loans on nonaccrual status totaling approximately $11.5 million, and our allowance for loan loss was $7.6 million.  In addition, we have charged-off a total of approximately $1.5 million in loans since our inception.  At December 31, 2008, approximately 66.0% of our loan portfolio was composed of construction, commercial mortgage and commercial and industrial loans.  Repayment of such loans is generally considered more subject to market risk than residential mortgage loans.  Industry experience shows that a portion of our loans will become delinquent and a portion of loans will require partial or full charge-off.

Regardless of the underwriting criteria utilized, our credit losses could exceed our allowance for loan losses, as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the ability of our borrowers to repay their loans.

We are exposed to higher credit risk by commercial real estate, commercial and industrial, and construction lending.

Commercial real estate, commercial and industrial and construction lending usually involves higher credit risks than that of single-family residential lending.  As of December 31, 2008, commercial real estate, commercial and industrial, residential construction and commercial construction accounted for approximately 25.1%, 6.0%, 18.3% and 16.6%, of our total loan portfolio, respectively.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers.  These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Commercial and industrial loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses.  These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself.  In addition, the collateral securing the loans have the following characteristics: (i) depreciate over time, (ii) difficult to appraise and liquidate, and (iii) fluctuate in value based on the success of the business.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing.  During the construction phase, a number of factors can result in delays and cost overruns.  If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial real estate, commercial and industrial, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle.  Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

As of December 31, 2008, our outstanding commercial real estate loans were equal to 386% of our total capital.  The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2008, approximately 58.1% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder’s equity could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2008, approximately $44.6 million of our loans, or 77.6% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 33 loans totaling approximately $13.2 million had loan-to-value ratios of 100% or more.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of a bank’s capital.  At December 31, 2008, $26.3 million of our commercial loans, or 45.7% of our bank’s capital, exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing during 2009.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department’s Capital Purchase Program, have been adopted.  Furthermore, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted EESA authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions. On December 19, 2008, we entered into the CPP Purchase Agreement with the Treasury providing for our issuance of the Series T Preferred Stock and the CPP Warrant to Treasury.

In addition, the FDIC created the Temporary Liquidity Guarantee Program (“TGLP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system.  The TLGP has two components. First, the TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  Second, the TLGP includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We have not opted out of either program.

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by TARP participants, which includes programs under TARP such as the CPP in which we participate.

There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

The securities purchase agreement between us and the Treasury limits our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement between us and the Treasury provides that prior to December 19, 2011, unless we have redeemed the Series T Preferred Stock or the Treasury has transferred the Series T Preferred Stock to a third party, the consent of the Treasury will be required for us to (1) declare or pay any dividend or make any distribution on our common stock, or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement.  These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock.

The warrant we issued to the Treasury may be dilutive to holders of our common stock.

The ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to the Treasury in conjunction with the sale to the Treasury of the Series T Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 11.8% of the shares of our common stock outstanding as of March 16, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

Because of our participation in the Treasury Department’s Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and warrants that we sold to the U.S. Treasury pursuant to the Capital Purchase Program.

Legislation that has been adopted after we closed on our sale of Series T Preferred Stock and warrants to the Treasury for $14.4 million pursuant to the CPP on December 19, 2008, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury.  If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and warrants that we sold to the Treasury pursuant to the CPP.  If we were to repurchase all or a portion of such preferred stock or warrants, then our capital levels could be materially reduced.

Our continued operations and future growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued operations, including any additional growth, we may need to raise additional capital.  In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, as we may need to raise additional capital to do so.  Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside our control, and our financial performance.  Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

A prolonged economic downturn, especially one affecting coastal South Carolina, could reduce our customer base, our level of deposits and demand for financial products such as loans.

We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters.  Our success significantly depends upon the growth in population, income levels, deposits and housing starts in the Charleston, Myrtle Beach and Hilton Head market areas.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  A prolonged economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business.  Interest received on loans represented approximately 78.8% of our interest income for the year-to-date period ended December 31, 2008.  If the current economic downturn in the economy as a whole, or in the Charleston, Myrtle Beach or Hilton Head markets continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.  A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators.  Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan.  These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans.  Loans that do not fully comply with our loan policies are known as “exceptions.”  We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions.  As of December 31, 2008, approximately 12.8% of the loans in our portfolio included collateral exceptions to our loan policies, which exceeds the 10% suggested by our regulators.  As a result of these exceptions, such loans may have a higher risk of loss than the other loans in our portfolio that fully comply with our loan policies.  In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.  Although we have taken steps to reduce the number of exceptions in our loan portfolio, such as the hiring a chief credit officer and a chief risk officer, we may not be successful in reducing the number of exceptions in our loan portfolio.

Changes in interest rates may reduce our profitability.

Our profitability depends in large part on our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Approximately 56.7% of our loans were variable rate loans at December 31, 2008, which means that our interest income will generally decrease in lower interest rate environments and rise in higher interest rate environments.  Our net interest income will be adversely affected if market interest rates change such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, including the maturities and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

We have grown rapidly and do not expect to sustain this rate of growth for future periods.

We have grown rapidly since opening Tidelands Bank in October 2003.  However, we do not expect to sustain this rate of growth and may not even grow our business at all.  Because of our relatively small size and short operating history, it will be difficult for us to generate similar asset growth rates and consequently our historical results of operations are not necessarily indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede our ability to expand our market presence.  Our current strategic objectives are to manage loan growth, manage portfolio risk and lower our overall funding costs, primarily through the growth of retail deposits.

We are dependent on key individuals and our continued success depends on our ability to identify and retain individuals with experience and relationships in our markets.  The loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Robert E. Coffee, Jr., our president and chief executive officer, has extensive and long-standing ties within our market area and substantial experience with our operations which has contributed significantly to our growth.  If we lose the services of Mr. Coffee, he would be difficult to replace and our business and development could be materially and adversely affected.

To succeed in our markets, we must identify and retain experienced key management members with local expertise and relationships in these markets.  We expect that competition for qualified management in our markets will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy.  Our inability to identify, recruit and retain talented personnel to manage our offices effectively would limit our growth and could materially adversely affect our business, financial condition and results of operations.  The loss of the services of several such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We face strong competition for customers, which could prevent us from obtaining customers or may cause us to pay higher interest rates to attract customer deposits.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, Wachovia and Carolina First

Bank.  These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide.  We also compete with local community banks in our market.  There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We may not be able to compete with our larger competitors for larger customers because our lending limits are lower than theirs.

We are limited in the amount we can loan a single borrower by the amount of the bank’s capital.  Our legal lending limit is 15% of the bank’s capital and surplus, or $8.6 million at December 31, 2008.  Our internal lending limit was $5.2 million at December 31, 2008.  Our legal lending limit is significantly less than the limit for our larger competitors and may affect our ability to seek relationships with larger businesses in our market area.  We have been able to sell participations in our larger loans to other financial institutions, which has allowed us to meet the lending needs of our customers requiring extensions of credit in excess of these limits; however, in the current economic environment, it has been difficult to sell participations to other financial institutions.

We are subject to extensive regulation that could limit or restrict our activities.  This regulation is for the protection of the bank’s depositors and not for its shareholders.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by the South Carolina Board of Financial Institutions, the FDIC and the Federal Reserve Board.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.  We must also meet regulatory capital requirements.  If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.  Our failure to remain “well capitalized” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on common stock and our ability to make acquisitions.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits and make loans.  Many of these regulations are intended to protect depositors, the public and the FDIC, not shareholders.  In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated.  The laws, regulations, interpretations and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future.  Our cost of compliance could adversely affect our ability to operate profitably.  See “Supervision and Regulation.”

We are exposed to changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  On September 7, 2008, the U.S. Treasury Department announced that Fannie Mae (along with Freddie Mac) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency.  On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury Department announced its Capital Purchase Program under EESA.  It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.  See “Risk Factors — We are subject to extensive regulation that could restrict our activities” above.

We will face risks with respect to future expansion and acquisitions or mergers.

Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets or lines of business or offer new products or services.  These activities would involve a number of risks, including:

•                  the time and expense associated with identifying and evaluating potential acquisitions and merger partners;

•                  using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•                  diluting our existing shareholders in an acquisition;

•                  the time and expense associated with evaluating new markets for expansion, hiring experienced local management and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;

•                  taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;

•                  the time and expense associated with integrating the operations and personnel of the combined businesses;

•                  creating an adverse short-term effect on our results of operations; and

•                  losing key employees and customers as a result of an acquisition that is poorly received.

We have never acquired another institution before, so we lack experience in handling any of these risks.  There is also a risk that any expansion effort will not be successful.

The accuracy of our financial statements and related disclosures could be affected because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Our critical accounting policies, included in this Form 10-K for the year ended December 31, 2008, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures.  As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

We are exposed to the possibility that more prepayments may be made by customers to pay down loan balances, which could reduce our interest income and profitability.

Prepayment rates stem from consumer behavior, conditions in the housing and financial markets, general United States economic conditions, and the relative interest rates on fixed-rate and adjustable-rate loans.  Therefore, changes in prepayment rates are difficult to predict.  Recognition of deferred loan origination costs and premiums paid in originating these loans are normally recognized over the contractual life of each loan.  As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed will accelerate.  The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time.  If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated.  We recognize premiums paid on mortgage-backed securities as an adjustment from interest income over the expected life of the security based on the rate of repayment of the securities.  Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income.  We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in a period of declining interest rates.

Efforts to comply with Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, for the year ended December 31, 2008, we were required to comply with Section 404 of the Sarbanes-Oxley Act and our management has issued a report on our internal controls over financial reporting.  Our independent registered public accounting firm will be required to provide an attestation with respect to management’s report on our internal controls over financial reporting as of December 31, 2009.  We expect the applicability of these rules and regulations to us will continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We have evaluated our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 302 and 404 of the Sarbanes-Oxley Act.  In the future, if we or our independent auditors were to identify significant deficiencies or material weaknesses in our internal control over financial reporting that we could not remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and our common stock could ultimately be delisted from The NASDAQ Global Market.  In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2008, we paid $484,000 in deposit insurance.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks will likely increase.  In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank.

Given the geographic concentration of our operations, we could be significantly affected by any hurricane that affects coastal South Carolina.

Our operations are concentrated in and our loan portfolio consists almost entirely of loans to persons and businesses located in coastal South Carolina.  Similarly, the collateral for many of our loans consists of real and personal property located in this same geographic area.  This area is susceptible to hurricanes which could cause extensive damage to the general region.  Disaster conditions resulting from any hurricane that hits in this area would adversely affect the local economies and real estate markets, which could negatively impact our business.  Adverse economic conditions resulting from such a disaster could also negatively impact the ability of our customers to repay their loans and could affect the value of the collateral securing these loans.  Furthermore, damage resulting from any hurricane could also result in continued economic uncertainty that could negatively impact businesses in those areas.  Consequently, our ability to continue to originate loans may be impaired by adverse changes in local and regional economic conditions in this area following any hurricane.

We are exposed to the possibility of technology failure.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

Item 1B.  Unresolved Staff Comments.

[Not applicable.]

Item 2.  Description of Property.

The following table sets forth the location of our main banking office, banking offices and operations center, as well as certain information relating to these facilities.

Type of Office	Location	Year Opened	Total Retail Deposits as of December 31, 2008	Leased or Owned
Main Office	875 Lowcountry Boulevard in Mount Pleasant, South Carolina	2004	$89,637,000	Leased

Summerville Branch Office	1510 Trolley Road in Summerville, South Carolina	2007	$40,663,000	Owned

Myrtle Beach Branch Office	1312 Professional Drive in Myrtle Beach, South Carolina	2007	$50,590,000	Leased

Park West Branch Office - Mount Pleasant	1100 Park West Blvd. in Mount Pleasant, South Carolina	2007	$15,240,000	Owned

West Ashley Branch Office - Charleston	946 Orleans Road in Charleston, South Carolina	2007	$36,812,000	Leased

Bluffton Branch Office	52 Burnt Church Road in Bluffton, South Carolina	2007	$30,539,000	Leased

Murrells Inlet Branch Office	11915 Plaza Drive in Murrells Inlet, South Carolina	2008	$13,587,000	Leased

Operations Center	840 Lowcountry Boulevard in Mount Pleasant, South Carolina	2007	N/A	Owned

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

In connection with our public offering in October 2006, our common stock was approved for listing on the NASDAQ Global Market under the symbol “TDBK.”  Prior to October 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “TDBK.OB.”  As of December 31, 2008, we had approximately 504 shareholders of record.

The following table shows the reported high and low closing prices for shares of our common stock published by NASDAQ beginning with the first quarter of 2007.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
2008
Fourth Quarter	$6.51	$2.49
Third Quarter	8.95	5.80
Second Quarter	10.50	8.50
First Quarter	11.46	9.00

2007
Fourth Quarter	$13.14	$9.50
Third Quarter	13.55	12.77
Second Quarter	14.30	13.11
First Quarter	15.39	14.15

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, Tidelands Bank, to pay dividends to us.  As a South Carolina state bank, the bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital.

Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury, prior to December 19, 2011, unless we have redeemed the Series T Preferred Stock or the Treasury has transferred the Series T Preferred Stock to a third party, the consent of the Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock.

Equity Compensation Plan Information

The following table sets forth the equity compensation plan information at December 31, 2008.  All option information has been adjusted to reflect all prior stock splits and dividends.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans approved by security holders (1)	777,537	$10.31	4,469

Equity compensation plans not approved by security holders	—	—	—

Total	777,537	$10.31	4,469

(1)                The number of shares available for issuance under our 2004 Stock Incentive Plan automatically increases each time we issue additional shares of stock so that the total number of shares issuable under the plan at all times equal 20% of the then outstanding shares of stock.  Each of our organizers received an option to purchase one share of common stock for $8.80 per share for every three shares they purchased in our initial public offering, up to a maximum of 12,500 shares per organizer, and the issuance of options was ratified by our shareholders.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.  Our discussion and analysis for the years ended December 31, 2008, 2007 and 2006 is based on our audited financial statements for such periods.  The following discussion describes our results of operations for the year ended December 31, 2008 as compared to December 31, 2007 and 2006, and also analyzes our financial condition as of December 31, 2008 as compared to December 31, 2007.

Overview

We were incorporated in March 2002 to organize and serve as the holding company for Tidelands Bank.  Since we opened our bank in October 2003, we have grown total assets to $715.2 million, net loans to $454.3 million, deposits to $561.2 million, and shareholders’ equity to $52.0 million.

The following table sets forth selected measures of our financial performance for the periods indicated.

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net income (loss)	$(4,955)	$413	$1,489
Total assets	715,182	512,270	336,572
Total net loans	454,332	387,192	269,743
Total deposits	561,225	388,169	259,133
Shareholders’ equity	51,959	40,995	41,820

Like most community banks, we derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest, and advances from the Federal Home Loan Bank of Atlanta (FHLB).  Consequently, one of the key measures of our success is net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and advances from the FHLB.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances, Income and Expenses, and Rates” tables show for the periods indicated the average balance for each category of our assets and liabilities, as well as the average yield we earned or the average rate we paid with respect to each category.  A review of these tables show that our loans historically have provided  higher interest yields than our other types of interest-earning assets, which is why we have invested a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included “Interest Sensitivity Analysis” tables to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings for each period.  In the “Loans” and “Allowance for Loan Losses” sections, we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the “Noninterest Income” and “Noninterest Expense” sections.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the EESA.  Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program (“CPP”) under the EESA, pursuant to which the Treasury will make senior preferred stock investments in participating financial institutions.  On December 19, 2008, as part of the CPP established by the Treasury under the EESA, we entered into the CPP Purchase Agreement, pursuant to which the company issued and sold to Treasury (i) 14,448 shares of the company’s  Series T Preferred Stock, and (ii) a ten-year warrant to purchase up to 571,821 shares of our common stock, for an aggregate purchase price of $14,448,000 in cash.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2008.

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

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Income Statement Review

Summary

Our net loss was approximately $5.0 million for the year ended December 31, 2008, compared to net income of $413,000 and $1.5 million for the years ended December 31, 2007 and 2006, respectively.  Net loss before income tax benefit was $7.7 million, compared to net income before income tax expense of $688,000 and $2.4 million for the years ended December 31, 2007 and 2006, respectively.  In comparing year-ends December 31, 2008 and 2007, the $8.3 million decrease in net income before income tax effect was primarily a result of a pre-tax impairment charge of $4.6 million related to the government placing the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation into conservatorship and our provisional expense for credit losses of $4.7 million.  Noninterest expense increased in 2008 primarily as a result of increases in salaries and employee benefits, and occupancy expense offset by increases of $2.2 million in net interest income before provision for loan losses. Noninterest income decreased from $1.4 million for the year ended December 31, 2007 to a loss of $2.8 million for the year ended December 31, 2008.  For the years ended December 31, 2007 and 2006, the $1.7 million decrease in net income before tax expense resulted from increases of $2.4 million in net interest income before income tax expense and $568,000 in other income partially offset by a $4.8 million increase in noninterest expense.  Noninterest income increased from $787,000 for the year ended December 31, 2006 to $1.4 million for the year ended December 31, 2007.  We recorded provisions for loan losses of $4.7 million, $1.0 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income. During the years ended December 31, 2008 and 2007, our loan portfolio increased $70.6 million and $118.1 million, respectively.  We anticipate the growth in loans will drive the growth in assets and the growth in net interest income once the economic conditions improve.  However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

Our decision to grow the loan portfolio at its historical pace has created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At December 31, 2008, loans represented 64.6% of total assets, while securities and federal funds sold represented 30.2% of total assets.  While we plan to continue our focus on increasing our loan portfolio, we also anticipate increasing the size of the investment portfolio during the ongoing economic recession as loan demand softens and investment yields become more attractive on a relative basis.

The current interest rate environment, which is relatively low by historical measures, has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in a branch expansion environment, which in turn allowed us to focus on growing our loan portfolio.  At December 31, 2008, retail deposits represented $277.1 million, or 42.0% of total funding, which includes total deposits plus borrowings.  Borrowings represented $98.4 million, or 14.9% of total funding, and wholesale deposits represented $284.1 million, or 43.1% of total funding.

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

We plan to continue to offer aggressive rates on investment checking and money market accounts.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  Although we anticipate that our new full service banking offices will assist us in meeting these objectives, we believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our new markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Our net interest income for the year ended December 31, 2008 increased because we had more interest-earning assets than interest-bearing liabilities.  For the years ended December 31, 2008, 2007 and 2006, average interest-earning assets exceeded average interest-bearing liabilities by $18.2 million, $27.2 million, and $27.6 million, respectively.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest spread and net interest margin decreased during the year ended December 31, 2008, as a result of the bank having fewer interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the years ended December 31, 2008, 2007 and 2006 were 2.50%, 2.99% and 3.60%, respectively.  During the year ended December 31, 2007, the net interest spread and net interest margin decreased from comparable amounts in 2006 as a result of the bank having more interest-earning liabilities than interest-bearing assets that repriced as market rated began to increase over the period.

Years Ended December 31, 2008, 2007 and 2006

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three years ended December 31, 2008, 2007 and 2006, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Earning assets:
Interest bearing balances	$251	$5	2.04%	$283	$16	5.74%	$51	$3	5.15%
Federal funds sold	17,123	281	1.64%	13,573	702	5.17%	6,103	323	5.29%
Taxable investment securities	119,238	6,805	5.71%	42,885	2,463	5.74%	24,483	1,307	5.34%
Non-taxable investment securities.	7,172	287	4.00%	11,035	440	3.98%	180	7	3.79%
Loans receivable	433,629	27,379	6.31%	339,774	27,805	8.18%	242,349	20,130	8.31%
Total earning assets	577,413	34,757	6.02%	407,550	31,426	7.71%	273,166	21,770	7.97%

Nonearning assets:
Cash and due from banks	3,863			1,577			2,031
Mortgage loans held for sale	510			1,640			1,323
Premises and equipment, net	19,099			14,974			6,453
Other assets	18,844			12,256			4,353
Allowance for loan losses	(4,889)			(4,117)			(3,032)
Total nonearning assets	37,427			26,330			11,128
Total assets	$614,840			$433,880			$284,294

Interest-bearing liabilities:
Interest bearing transaction accounts	$28,576	723	2.53%	$6,718	240	3.58%	$3,697	115	3.11%
Savings & money market	173,471	4,806	2.77%	186,732	9,081	4.86%	133,311	6,228	4.67%
Time deposits less than $100,000	203,217	8,624	4.24%	131,130	6,936	5.29%	73,897	3,716	5.03%
Time deposits greater than $100,000	63,180	2,635	4.17%	10,418	562	5.39%	10,531	487	4.62%
Junior subordinated debentures	11,493	724	6.30%	8,248	561	6.80%	7,073	470	6.65%
Advances from FHLB	40,915	1,436	3.51%	20,575	1,012	4.92%	7,847	423	5.38%
Securities sold under repurchase agreement	35,187	1,258	3.58%	14,828	736	4.96%	7,804	424	5.44%
Federal funds purchased	187	8	4.25%	856	47	5.50%	540	28	5.14%
ESOP borrowings	2,774	116	4.17%	854	60	7.02%	—	—	—%
Other borrowings	220	12	5.53%	—	—	—%	834	57	6.85%
Total interest-bearing liabilities	559,220	20,342	3.64%	380,359	19,235	5.06%	245,534	11,948	4.87%

Noninterest-bearing liabilities:
Demand deposits	12,272			10,550			9,693
Other liabilities	3,391			1,710			1,395
Shareholders’ equity	39,957			41,261			27,672

Total liabilities and shareholders’ equity	$614,840			$433,880			$284,294
Net interest income		$14,415			$12,191			$9,822
Net interest spread			2.38%			2.65%			3.10%
Net interest margin			2.50%			2.99%			3.60%

(1) Includes nonaccruing loans

Our net interest spread was 2.38%, 2.65%, and 3.10% for the years ended December 31, 2008, 2007 and 2006, respectively.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the years ended December 31, 2008, 2007 and 2006 was 2.50%, 2.99% and 3.60%, respectively. During 2008, interest-earning assets averaged $577.4 million, compared to $407.6 million in 2007 and $273.2 million in 2006. During the same periods, average interest-bearing liabilities were $559.2 million, $380.4 million and $245.5 million, respectively.

The net interest spread and net interest margin decreased during the year ended December 31, 2008, as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates changed over the period and the bank’s reliance on higher rate wholesale funding sources.  The net interest spread and net interest margin also decreased during the year ended December 31, 2007, as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates increased over the period.

Net interest income, the largest component of our income, was $14.4 million, $12.2 million and $9.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The increase in 2008 and 2007 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities, rather than from an increase in the net interest spread.

The $2.2 million increase in net interest income for the year ended December 31, 2008, compared to the same period in 2007, resulted from a $3.3 million increase in interest income offset by a $1.1 million increase in interest expense.  The $2.4 million increase in net interest income for the year ended December 31, 2007, compared to the same period in 2006, resulted from a $9.7 million increase in interest income offset by a $7.3 million increase in interest expense.

Interest income for the year ended December 31, 2008 was $34.8 million, consisting primarily of $27.4 million on loans, $7.1 million on investments and interest bearing balances, and $281,000 on federal funds sold.  Interest income for the year ended December 31, 2007 was $31.4 million, consisting primarily of $27.8 million on loans, $2.9 million on investments and interest bearing balances, and $702,000 on federal funds sold.  Interest income for the year ended December 31, 2006 was $21.8 million, consisting of $20.1 million on loans, $1.3 million on investments and interest bearing balances, and $323,000 on federal funds sold.  Interest and fees on loans represented 78.8%, 88.5% and 92.5% of total interest income for the years ended December 31, 2008, 2007 and 2006, respectively.  Income from investments, federal funds sold and interest bearing balances represented 21.2%, 11.5%, and 7.5% of total interest income for the years ended December 31, 2008, 2007 and 2006, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 75.1%, 83.4% and 88.7% of average interest-earning assets for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest expense for the year ended December 31, 2008 was approximately $20.3 million, consisting primarily of $16.8 million related to deposits, $1.4 million related to FHLB advances, $1.3 million related to securities sold under repurchase agreements, $724,000 related to junior subordinated debentures, $116,000 related to ESOP borrowings and $20,000 federal funds purchased and other borrowings. Interest expense for the year ended December 31, 2007 was approximately $19.2 million, consisting primarily of $16.8 million related to deposits, $736,000 related to securities sold under repurchase agreements, $107,000 federal funds purchased and other borrowings, $561,000 related to junior subordinated debentures and $1.0 million related to FHLB advances. Interest expense for the year ended December 31, 2006 was approximately $11.9 million, consisting of $10.5 million related to deposits, $424,000 related to securities sold under repurchase agreements and $85,000 federal funds purchased and other borrowings, $470,000 related to junior subordinated debentures and $423,000 related to FHLB advances.  Interest expense on deposits for the years ended December 31, 2008, 2007 and 2006 represented 82.5%, 87.4% and 88.3% respectively, of total interest expense, while interest expense on borrowings represented 17.5%, 12.6% and 11.7%, respectively, of total interest expense. During the year ended December 31, 2008, average interest-bearing liabilities were higher by $178.9 million than for the same period in 2007, while other borrowings and federal funds purchased averaged $449,000 lower, FHLB advances averaged $20.3 million higher, junior subordinated debentures averaged $3.2 million higher, ESOP borrowings averaged $1.9 million higher and securities sold under repurchase agreement averaged $20.4 million higher than for the same period ended December 31, 2007.  During the year ended December 31, 2007, average interest-bearing liabilities were higher by $134.8 million than for the same period in 2006, while other borrowings and federal funds purchased averaged $336,000 higher, FHLB advances averaged $12.7 million higher, junior subordinated debentures averaged $1.2 million higher and securities sold under repurchase agreement averaged $7.0 million higher than for the same period ended December 31, 2006.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended December 31, 2008 vs. December 31, 2007				Year Ended December 31, 2007 vs. December 31, 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
				(in thousands)
Interest income
Loans	$7,681	$(6,352)	$(1,755)	$(426)	$8,093	$(298)	$(120)	$7,675
Taxable investment securities	4,385	(15)	(27)	4,343	982	100	74	1,156
Non-taxable investment securities	(154)	2	(1)	(153)	412	—	21	433
Federal funds sold	183	(480)	(125)	(422)	395	(8)	(8)	379
Interest bearing balances	(2)	(10)	1	(11)	12	—	1	13
Total interest income	12,093	(6,855)	(1,907)	3,331	9,894	(206)	(32)	9,656

Interest expense
Deposits	6,700	(4,813)	(1,917)	(30)	5,409	570	293	6,272
Junior subordinated debentures	221	(41)	(17)	163	78	11	2	91
Advances from FHLB	1,000	(290)	(286)	424	685	(36)	(59)	590
Securities sold under repurchase agreements	1,010	(206)	(282)	522	382	(37)	(33)	312
Federal funds purchased	(37)	(11)	8	(40)	16	2	1	19
ESOP borrowings	135	(24)	(55)	56	—	—	60	60
Other borrowings	—	—	12	12	(57)	(57)	57	(57)
Total interest expense	9,029	(5,385)	(2,537)	1,107	6,513	453	321	7,287

Net interest income	$3,064	$(1,470)	$630	$2,224	$3,381	$(659)	$(353)	$2,369

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

Included in the statement of operations for the years ended December 31, 2008, 2007 and 2006 is a noncash expense related to the provision for loan losses of approximately $4.7 million, $1.0 million and $1.2 million, respectively.  The allowance for loan losses was approximately $7.6 million, $4.2 million and $3.5 million as of December 31, 2008, 2007 and 2006, respectively.  The allowance for loan losses as a percentage of gross loans was 1.65% at December 31, 2008, 1.06% at December 31, 2007 and 1.27% at December 31, 2006.  At December 31, 2008, we had 25 nonperforming loans totaling approximately $11.5 million.  Net charge offs amounted to approximately $1.2 million for the year ended December 31, 2008.  We had three nonperforming loans totaling approximately $389,000 at December 31, 2007.

Noninterest Income (Loss)

The following table sets forth information related to our noninterest income:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Service fees on deposit accounts	$36	$35	$24
Residential mortgage origination fees	349	651	573
Origination income on mortgage loans sold	34	113	91
Gain (loss) on sale of investment securities	509	38	(137)
Gain on sale of other real estate	5	—	—
Gain on sale of property and equipment	8	10	14
Other service fees and commissions	362	193	144
Bank owned life insurance	484	290	59
Impairment on securities available for sale	(4,596)	—	—
Other	33	25	19
Total noninterest income (loss)	$(2,776)	$1,355	$787

Noninterest income (loss) for the year ended December 31, 2008 was approximately $2.8 million, a decrease of $4.1 million compared to noninterest income of $1.4 million during the same period in 2007. The decrease was attributable to the impairment of the bank’s preferred stocks in Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”). As a result of recent actions by the U.S. Treasury Department and the Federal Housing Finance Agency, effective in the third quarter of 2008, the Company recorded a pretax, non-cash impairment charge of $4.6 million for the other-than-temporary impairment (“OTTI”) of its investments in perpetual preferred securities issued by Fannie Mae and Freddie Mac.

Noninterest income for the year ended December 31, 2007 was approximately $1.4 million, an increase of $568,000 compared to noninterest income of $787,000 during the same period in 2006. The increase was attributable to an increase in mortgage origination income, income related to bank owned life insurance, other service fees and other income.

Residential mortgage origination fees consist primarily of late charge fees and mortgage origination fees we receive on residential loans funded and closed by a third party.  Residential mortgage origination fees were $349,000, $651,000 and $573,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The decrease of $302,000 in 2008 related primarily to a decline in volume in the mortgage department. Origination income on mortgage loans sold includes the interest income collected on mortgage payments prior to selling these loans to investors.  We received $34,000 of origination income on mortgage loans sold in 2008, compared to $113,000 in 2007 and $91,000 in 2006. We anticipate that the level of mortgage origination fees will continue to decrease if the mortgage refinancing business declines due to deteriorating economic conditions.  Further, changes in state law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $36,000, $35,000 and $24,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The additional $1,000 and $11,000 in income for 2008 and 2007, respectively, resulted from the larger number of customer accounts.   Similarly, other service fees, commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $169,000 to $362,000 for the year ended December 31, 2008 when compared to the same period in 2007. Other service fees, commissions, and the fee income received from customer NSF transactions increased $49,000 to $193,000 for the year ended December 31, 2007 and increased $89,000 to $144,000 for the year ended December 31, 2006. The increase is attributed to the growing number of customers to whom we provide financial services.

An additional $194,000 and $231,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the year ended December 31, 2008 and 2007. Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers.  Other income was $33,000, $25,000 and $19,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense.

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Salaries and benefits	$8,322	$6,918	$4,484
Occupancy	1,423	1,030	486
Furniture and equipment expense	735	484	298
Professional fees	1,180	1,108	511
Advertising and marketing	750	647	250
Insurance	684	360	108
Data processing and related costs	448	275	179
Telephone	162	153	75
Postage	23	26	24
Office supplies, stationery and printing	151	171	74
Other	750	661	535
Total noninterest expense	$14,628	$11,833	$7,024

We incurred noninterest expense of $14.6 million for the year ended December 31, 2008, compared to $11.8 million for the year ended December 31, 2007, and $7.0 million for the year ended December 31, 2006.  For the year ended December 31, 2008, the $1.4 million increase in salaries and employee benefits and $393,000 increase in occupancy expense accounted for 64.3% of the $2.8 million increase in noninterest expense for the year ended December 31, 2008, compared to the same period in 2007.  A significant portion of the increase in occupancy expenses is related to the addition of new branches.  In 2005, management committed to the expansion of the bank’s branch network, including the construction of new facilities in the Charleston and Myrtle Beach markets.  Due to the variable timing associated with the construction projects, the new facility construction projects during 2007, coincided with projects that were begun in 2006.  Accordingly, occupancy expenses were $335,000, $486,000 and $1.0 million for years ending 2005, 2006 and 2007, respectively.  As of December 31, 2008, occupancy expenses increased to $1.4 million.  These branch locations provide increased visibility and new customer traffic to the bank.  With these new customers, both loan and deposit accounts increase, and additional revenue is generated through interest income on loans and service charges on deposit accounts.

As a result of the bank’s branching strategy, staffing levels have grown over the same period.  Full-time equivalent employees were 40, 60, 88 and 83 for the years ending 2005, 2006, 2007 and 2008, respectively.  Salary and benefit expense was $8.3 million, $6.9 million and $4.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Salaries and benefits represented 56.9%, 58.5% and 63.8% of our total noninterest expense for the years ended December 31, 2008, 2007 and 2006, respectively.  The $1.4 million increase in salaries and benefits expense in 2008 compared to 2007 resulted primarily from increases of $1.2 million in base compensation, $1,000 more in stock compensation expense, $611,000 in higher benefits costs and a decrease of $371,000 in additional incentive compensation. The $1.2 million increase in base compensation expense related to the cost of 9 additional employees hired in 2008, a full year’s expense for the 27 people hired in 2007, as well as annual salary increases. The $2.4 million increase in salaries and benefits expense in 2007 compared to 2006 resulted primarily from increases of $1.9 million in base compensation, $228,000 in additional incentive compensation, $452,000 more in stock compensation expense and $326,000 in higher benefits costs.  The $1.9 million increase in base compensation expense related to the cost of employing 27 additional employees in 2007, as well as annual salary increases.

The remaining $998,000 increase resulted primarily from an increase of $72,000 in professional fees,

$251,000 in furniture and equipment expense, $103,000 in marketing costs, $324,000 in insurance costs, $173,000 in data processing and related costs and $75,000 in other expense.  These increases were primarily related to the expansion of our services and facilities.  For the year ended December 31, 2007, the $2.4 million increase in salaries and benefits and $597,000 increase in professional fees including costs for implementation of Sarbanes-Oxley accounted for 63.0% of the $4.8 million increase in noninterest expense for the year ended December 31, 2007, compared to the same period in 2006.  The increase was due to additional personnel and facilities to better service our customers. The remaining $1.8 million increase resulted primarily from increases of $544,000 in occupancy, $186,000 in furniture and equipment expense, $397,000 in marketing costs, $252,000 in insurance costs, $96,000 in data processing and related costs, and $303,000 in other expense.

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

Data processing and related costs were $448,000, $275,000 and $179,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  During the year ended December 31, 2008, our data processing costs for our core processing system were $347,000 compared to $218,000 for the year ended December 31, 2007 and $113,000 for the year ended December 31, 2006.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions, all of which have grown commensurate with the overall growth of the bank’s assets and liabilities.

Income tax benefit was approximately $2.7 million for the year ended December 31, 2008 compared to income tax expense of $275,000 and $874,000 for the year ended December 31, 2007 and 2006, respectively.  The income tax (benefit) expense is based on an effective tax rate of 35.3%, 40.0% and 37.0% for the year ended December 31, 2008, 2007 and 2006, respectively.

Balance Sheet Review

General

At December 31, 2008, we had total assets of $715.2 million, consisting principally of $454.3 million in net loans, $242,000 in mortgage loans held for sale, $171.8 million in investment securities, $40.4 million in federal funds sold, $19.4 million in net premises, furniture and equipment, and $2.5 million in cash and due from banks.  Our liabilities at December 31, 2008 totaled $663.2 million, consisting principally of $561.2 million in deposits, $20.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $60.8 million in FHLB advances, and $2.6 million in borrowings related to the ESOP.  At December 31, 2008, our shareholders’ equity was $52.0 million.

Federal Funds Sold

At December 31, 2008, our $40.4 million in short-term investments in federal funds sold on an overnight basis comprised 5.6% of total assets, compared to $1.9 million, or 0.4% of total assets, at December 31, 2007.

Investments

At December 31, 2008, the $171.8 million in our available for sale investment securities portfolio represented approximately 24.0% of our total assets, compared to $88.0 million, or 17.2% of total assets, at December 31, 2007.  We held U.S. government agency securities, securities of government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $171.8 million and an amortized cost of $169.3 million for a net unrealized gain of $2.5 million.  We utilized the investment portfolio to provide additional income and to absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As additional deposits are obtained, we anticipate maintaining or increasing the relative size of the investment portfolio.

Contractual maturities and yields on our investments at December 31, 2008 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
U.S. agencies	$—	—%	$—	—%	—	—%	—	—%	—	—%
Government- sponsored enterprises	—	—%	—	—%	14,321	5.56%	47,894	5.88%	62,215	5.81%
Mortgage-backed securities	—	—%	—	—%	375	5.21%	103,792	5.89%	104,167	5.89%
Municipals	—	—%	—	—%	1,045	3.87%	4,343	3.97%	5,388	3.95%
Preferred stocks	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$—	—%	$—	—%	$15,741	5.44%	$156,029	5.83%	$171,770	5.79%

At December 31, 2008, our investments included Government sponsored enterprises, which consist of securities issued by the Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $12.5 million, $6.4 million, $10.0 million, and $32.2 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $36.7 million, $3.5 million and $62.4 million, respectively. Municipals consist of securities issued by various different municipalities with an amortized cost of $5.6 million.

At December 31, 2008, the fair value of investments issued by the Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association was approximately $12.9 million, $6.5 million, $10.2 million, and $32.6 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $38.1 million, $3.6million and $62.4 million, respectively. Municipals consist of securities issued by various different municipalities with a fair value of $5.4 million.

Other nonmarketable equity securities at December 31, 2008 consisted of Federal Home Loan Bank stock with a cost of $3.7 million and other investments of $152,000.

The amortized costs and the fair value of our investments at December 31, 2008, 2007 and 2006 are shown in the following table.

	December 31, 2008		December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	61,106	62,215	47,272	47,917	27,620	27,674
Mortgage-backed securities	102,615	104,167	23,979	24,247	6,108	6,204
Municipals	5,595	5,388	12,440	12,400	3,626	3,626
Preferred stock	—	—	3,553	3,472	—	—
Total	$169,316	$171,770	$87,244	$88,036	$37,354	$37,504

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, 2008 and 2007 were $433.6 million and $339.8 million, respectively.  Gross loans outstanding at December 31, 2008 and 2007 were $462.0 million and $391.3 million, respectively.

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

The following table summarizes the composition of our loan portfolio at December 31, 2008, 2007, 2006, 2005 and 2004:

	2008		2007		2006		2005		2004
	(dollars in thousands)
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial and industrial	$27,443	6.0%	$24,350	6.2%	$24,631	9.0%	$11,360	6.3%	$7,173	13.0%

Real Estate
Mortgage	268,500	58.1%	204,068	52.2%	124,715	45.7%	85,025	47.3%	29,837	54.0%
Construction	161,298	34.9%	159,815	40.8%	122,210	44.7%	81,878	45.6%	16,918	30.6%
Total real estate	429,798	93.0%	363,883	93.0%	246,925	90.4%	166,903	92.9%	46,755	84.6%

Consumer
Consumer	4,936	1.1%	3,467	0.9%	1,901	0.7%	1,708	1.0%	1,509	2.7%
Deferred origination fees, net	(210)	(0.1)%	(350)	(0.1)%	(247)	(0.1)%	(311)	(0.2)%	(146)	(0.3)%

Total gross loans, net of deferred fees	461,967	100.0%	391,350	100.0%	273,210	100.0%	179,660	100.0%	55,291	100.0%
Less — allowance for loan losses	(7,635)		(4,158)		(3,467)		(2,245)		(700)
Total loans, net	$454,332		$387,192		$269,743		$177,415		$54,591

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2008.

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$15,296	$9,964	$2,183	$27,443
Real estate	154,866	210,593	64,339	429,798
Consumer	1,465	2,778	693	4,936
Deferred origination fees, net	(24)	(186)	—	(210)
Total gross loans, net of deferred fees	$171,603	$223,149	$67,215	$461,967

Gross loans maturing after one year with:
Fixed interest rates				$159,860
Floating interest rates				130,690
Total				$290,550

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations.  The allowance is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the portfolio.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

More specifically, in determining our allowance for loan loss we review loans for specific and impaired reserves based on current appraisals less estimated closing costs. General and unallocated reserves applied to loans are determined using historical loss trends applied to risk rated loans grouped by FDIC call report classification code.  The general and unallocated reserves are calculated by applying the appropriate historical loss ratio to the loan categories grouped by risk rating (pass, special mention, substandard and doubtful). The quantitative value of the qualitative factors, as described below, is then applied to this amount to determine the general and unallocated reserve for the specific loans within this rating category and particular loan category. Impaired loans are excluded from this analysis. The sum of all such amounts determines our general and unallocated reserves.

We also track loans to perform migration analysis on our portfolio and analyze loans grouped by call report categories. The first step in this process is to risk grade each and every loan in the portfolio based on one common set of parameters. These parameters include items like debt to worth, liquidity of the borrower, net worth, experience in a particular field and other factors such as underwriting exceptions. Weight is also given to the relative strength of any guarantors on the loan.  Due to our short operating history and only recent experience with problem assets, the results of our migration analysis have yet to provide significant relevant information with respect to determining the general allowance related to non-impaired loans. We anticipate, however, that this analysis will eventually provide us with historical behavioral indications by credit grading as we develop sufficient history to analyze the general allowance related to non-impaired loans.

After risk grading each loan, we then use twelve qualitative factors to analyze the trends in the portfolio and external influences that can have an effect on the portfolio. These twelve factors include the concentration of credit risk, delinquency trends, economic and business conditions, external factors, internal staffing levels of management and staff, lending policies and procedures, loss and recovery trends, nature and volume of the portfolio, non-accrual trends, other adjustments, problem loan trends, and the quality of our loan review system.  A quantitative value is assigned to each of the twelve factors, which, when added together, creates a net qualitative weight.  The net qualitative weight is then added to the minimum loss ratio.  Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increases the loss ratio.  As a result, an increased loss ratio will result in a higher allowance for loan loss.  For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant).  Similarly, positive trends in the loan portfolio, such as an improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight (assuming all other qualitative factors remain constant).  These factors are reviewed and updated by the bank’s Risk Management Committee on a quarterly basis to arrive at a consensus.

We then create a loss range by applying average historical industry loss rates for the last 18 years to determine the level of the allowance for loan and lease losses on the non-impaired loans in the portfolio.  We utilize an 18 year time frame, as we believe it includes numerous complete economic cycles.  As such, we consider the time frame vast enough to include both favorable and problematic industry trends relevant in determining historical loss rates.  We have determined the loss ratio to be the historical industry net charge-off ratio by call report loan category, which corresponds with the loan categories utilized in our migration analysis.

Separately, we review all impaired loans individually to determine a specific allocation for each. In our assessment of impaired loans, we consider the primary source of repayment when determining whether loans are collateral dependent or not.  We also regularly assess loan collectibility using relevant internal and external factors. Internal factors considered include the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current non-accrual and problem loan trends, the quality of our loan review system, and other factors which include collateral, loan to value ratio, and policy exceptions.  External factors considered include the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources. These internal and external factors represent the qualitative factors utilized in the determination of our appropriate loss reserve.

Periodically, we adjust the amount of the allowance based on changing circumstances.  We recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

The following table summarizes the activity related to our allowance for loan losses.

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance, beginning of year	$4,158	$3,467	$2,245	$700	$135
Charge offs, Commercial and Industrial	(313)	(116)	—	—	—
Charge offs, Real Estate Mortgage	(756)	—	—	—	—
Charge offs, Real Estate Construction	(73)	(218)	—	—	—
Charge offs, Consumer	(47)	(1)	—	—	—
Recoveries	1	1	—	—	—
Provision for loan losses	4,665	1,025	1,222	1,545	565
Balance, end of year	$7,635	$4,158	$3,467	$2,245	$700

Total loans outstanding at end of period	$461,967	$391,350	$273,210	$179,660	$55,291
Allowance for loan losses to gross loans	1.65%	1.06%	1.27%	1.25%	1.27%
Net charge-offs to average loans	0.27%	0.10%	0.00%	0.00%	0.00%

We evaluate the adequacy of the allowance for loan losses by utilizing our credit grading system that we apply to each loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

Nonperforming Assets

The following table sets forth our nonperforming assets.

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Nonaccrual loans	$11,482	$389	$1,965	$—	$—
Loans 90 days or more past due and still accruing interest	—	—	—	—	—
Loans restructured or otherwise impaired	—	—	—	—	—
Total impaired loans	11,482	389	1,965	—	—
Other real estate owned	1,801	—	—	—	—
Total nonperforming assets	$13,283	$389	$1,965	$—	$—

Nonperforming assets to total assets	1.86%	0.08%	0.58%	0.00%	0.00%

During the fourth quarter of 2008, as the global economic environment crumbled, affecting our regional market, borrowers that had previously satisfactorily maintained their credit positions began to have difficulty with the repayment of their obligations.  As an institution concentrating in real estate lending, the slow down in the residential and commercial real estate activities coupled with the sharp decline in the stock market values exacerbated the stress on the liquidity position of our borrowers. The resulting lack of liquidity cushion manifested in our loans past due 30-89 days and non-performing assets. Consequently, we experienced significant increases in loans on our watch list, past due loans, non-accrual loans and other real estate owned.

The bank had 25 nonperforming assets at December 31, 2008 totaling $11.5 million and three nonperforming assets totaling $389,000 at December 31, 2007.  As of December 31, 2006, we had two nonperforming assets totaling $2.0 million. There were three loans and two relationships in non-accrual at December 31, 2007.  Two of the loans totaling $314,475 were resolved by December 31, 2008, while the total number of loans in non-accrual status increased to 25 (representing 18 relationships) at December 31, 2008.  Of the total increase in non-accrual loans, $925,315 of it related to three loans made to the same customer who experienced medical and marital problems affecting his ability to pay the loans.  The remaining balance of non-accural loans relate to worsening economic conditions experienced from the year earlier period.  At December 31, 2008, 2007, and 2006, the allowance for loan losses was $7.6 million, $4.2 million and $3.5 million, respectively, or 1.65%, 1.06% and 1.27%, respectively, of outstanding loans.  We are committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional, and national levels.

As of December 31, 2008, we had 59 loans with a current principal balance of $22.9 million on the watch list, compared to 33 loans with a current principal balance of $11.0 million at September 30, 2008. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either move it to “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $12.4 million at December 31, 2008. The significant increase from $2.6 million from the year before related to the economic deterioration noted above. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in non-accrual loans and other real estate owned.  At December 31, 2008, there were no loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the year ended December 31, 2008, we received approximately $452,000 in interest income in relation to loans on nonaccrual status at year end.  Foregone interest income related to loans on nonaccrual status was approximately $396,000 during the year ended December 31, 2008.

As expected, collateral values have declined as a result of the current economic environment. According to the Federal Housing Finance Agency’s Home Price index, home prices in the Charleston and Myrtle Beach, South Carolina markets have declined 1.94% and 4.74%, respectively, for the year ended December 31, 2008. This compares to declines during that period for the State of South Carolina and the country as a whole of 3.42% and 8.27%, respectively.  To determine current collateral values we obtain new appraisals on loan renewals and potential problem loans. In the process of estimating collateral values for non-performing loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to obtain a portion of money market and certificates of deposits from outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for similar deposit products in our local market.  We also utilize wholesale deposits in certain instances to obtain deposits with more favorable maturities than are readily available in our local market.  We anticipate that the ratio of wholesale deposits to total deposits will decline as our full service banking offices mature.  The amount of wholesale deposits was $284.1 million, or 50.6% of total deposits, at December 31, 2008, compared to $226.8 million, or 58.4% of total deposits, at December 31, 2007.

We anticipate being able to either renew or replace these wholesale deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 82.3% and 100.8% at December 31, 2008 and 2007, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2008, 2007 and 2006.

	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$12,272	—%	$10,550	—%	$9,693	—%
Interest bearing demand deposits	28,576	2.53%	6,718	3.58%	3,697	3.11%
Savings and money market accounts	173,471	2.77%	186,732	4.86%	133,311	4.67%
Time deposits less than $100,000	203,217	4.24%	131,130	5.10%	73,897	4.89%
Time deposits greater than $100,000	63,180	4.17%	10,418	5.39%	10,531	4.62%
Total deposits	$480,716	3.49%	$345,548	4.80%	$231,129	4.52%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(in thousands)
Three months or less	$17,243	$7,344	$2,812
Over three through six months	43,867	20,111	3,084
Over six though twelve months	17,514	1,183	1,207
Over twelve months	14,201	1,238	711
Total	$92,825	$29,876	$7,814

The increase in time deposits of $100,000 or more for the year ended December 31, 2008 compared to the same period in 2007 resulted from our funding the growth of the bank with a variety of time deposit products, including retail time deposits.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the years ended December 31, 2008, 2007, and 2006, and the amounts outstanding at the end of each period, at the maximum point for each component during the periods and on average for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the year ended December 31, 2008:
Securities sold under agreement to repurchase	$20,000	3.76%	$50,000	$35,187	3.58%
Junior subordinated debentures	14,434	6.98%	14,434	11,493	6.30%
Advances from FHLB	60,800	2.71%	60,800	40,915	3.51%
Federal funds purchased	—	—%	2,963	187	4.25%
ESOP borrowings	2,600	2.25%	2,900	2,774	4.17%
Other borrowings	616	4.25%	616	220	5.53%

At or for the year ended December 31, 2007:
Securities sold under agreement to repurchase	$41,040	4.54%	$41,040	$14,828	4.96%
Junior subordinated debentures	8,248	6.61%	8,248	8,248	6.80%
Advances from FHLB	29,000	4.20%	30,000	20,575	4.92%
ESOP borrowings	2,428	6.50%	2,428	854	7.02%
Federal funds purchased	—	—%	10,870	856	5.50%

At or for the year ended December 31, 2006:
Note payable	$—	—%	$1,593	$825	6.88%
Securities sold under agreement to repurchase	10,000	5.57%	10,000	7,804	5.44%
Junior subordinated debentures	8,248	6.75%	8,248	7,073	6.65%
Advance from FHLB	16,000	5.27%	16,000	7,847	5.38%
Other borrowings	—	—%	29	9	3.75%
Federal funds purchased	—	—%	6,346	540	5.14%

Capital Resources

Total shareholders’ equity was $52.0 million at December 31, 2008 and $41.0 million at December 31, 2007.  The increase is attributable to additional paid in capital related to the ESOP of $124,920, an increase in the guarantee of ESOP borrowings of $95,360, net of current year reductions, the net proceeds of from the issuance of preferred stock and common stock warrants of $14,448,000, an increase of $1,030,616 in the fair value of available for sale securities and stock-based compensation expense of $700,509, net of the loss of $4,954,583 for the year ended December 31, 2008. Since our inception, we have not paid any cash dividends.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Return on average assets	(0.81)%	0.10%	0.52%
Return on average equity	(12.40)%	1.00%	5.38%
Equity to assets ratio	6.50%	9.51%	9.73%

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

The following table sets forth the company’s various capital ratios at December 31, 2008 and 2007.  For all periods, the company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.

	2008	2007
Leverage ratio	9.03%	9.58%
Tier 1 risk-based capital ratio	12.96%	11.39%
Total risk-based capital ratio	14.20%	12.39%

The following table sets forth the bank’s various capital ratios at December 31, 2007 and 2006.  For all periods, the bank was considered “well-capitalized.”

Tidelands Bank

	2008	2007
Leverage ratio	7.49%	9.93%
Tier 1 risk-based capital ratio	10.77%	11.80%
Total risk-based capital ratio	12.02%	12.80%

We intend to maintain a capital level for the bank that exceeds the FDIC requirements to be classified as a “well-capitalized” bank.  To provide the additional capital needed to support our bank’s growth in assets, during the first quarter of 2005 we borrowed $2.1 million under a short-term holding company line of credit. On March 31, 2005, we completed a private placement of 1,712,000 shares at $9.35 to increase the capital of the company and the bank.  Net proceeds from the offering were approximately $14.9 million.  Upon closing the transaction, the holding company line of credit was repaid in full. On February 22, 2006, Tidelands Statutory Trust, a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating net proceeds of $8.0 million.  The trust loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve

Board guidelines. On October 10, 2006, we closed a public offering in which 1,200,000 shares of our common stock were issued at a purchase price of $15.00 per share.  Net proceeds after deducting the underwriter’s discount and expenses were $16.4 million.

On June 20, 2008, Tidelands Statutory Trust II (“Trust II”), a non-consolidated subsidiary of the company, issued and sold fixed/floating rate capital securities of the trust, generating proceeds of $6.0 million.  Trust II loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank.  The junior subordinated debentures qualifies as Tier I under Federal Reserve Board guidelines.

On December 19, 2008, we entered into the CPP Purchase Agreement with the Treasury, pursuant to which the company issued and sold to Treasury (i) 14,448 shares of the company’s Series T Preferred Stock, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 571,821 shares of the company’s common stock, par value $0.01 per share, at an initial exercise price of $3.79 per share, for an aggregate purchase price of $14,448,000 in cash.   The Series T Preferred Stock qualifies as Tier 1 capital under Federal Reserve Board guidelines.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2008, unfunded commitments to extend credit were $32.5 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2008, there were commitments totaling approximately $762,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 56.7% of our loans were variable rate loans at December 31, 2008 and 82.6% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.   While, a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At December 31, 2008 and 2007, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $42.8 million and $2.7 million, or 6.00% and 0.5% of total assets, respectively.  Our available for sale securities at December 31, 2008 and 2007 amounted to $171.8 million and $88.0 million, or 24.0% and 17.2% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $64.1 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain four federal funds purchased lines of credit with correspondent banks totaling $27.5 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.  At December 31, 2008, we had $60.8 million in total advances and letters of credit from the FHLB with an excess lendable collateral value of approximately $8.6 million.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2008, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios and other embedded optionality in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$40,375	$—	$—	$—	$40,375
Investment securities	15,908	56,632	45,519	53,711	171,770
Loans	266,335	20,438	113,460	61,734	461,967
Total interest-earning assets	$322,618	$77,070	$158,979	$115,445	$674,112

Interest-bearing liabilities:
Money market and NOW	$229,494	$—	$—	$—	$229,494
Regular savings	350	—	—	—	350
Time deposits	81,792	175,725	61,096	635	319,248
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	—	20,000	—	20,000
Advances from Federal Home Loan Bank	35,800	—	6,000	19,000	60,800
ESOP borrowings	2,600	—	—	—	2,600
Other borrowings	616	—	—	—	616
Total interest-bearing liabilities	$358,900	$175,725	$87,096	$25,821	$647,542

Period gap	$(36,282)	$(98,655)	$71,883	$89,624	$26,570
Cumulative gap	$(36,282)	$(134,937)	$(63,054)	$26,570	$26,570

Ratio of cumulative gap to total earning assets	(5.38)%	(20.02)%	(9.35)%	3.94%	3.94%

Item 8:  Financial Statements and Supplementary Data.

INDEX TO AUDITED FINANCIAL STATEMENTS

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

The accompanying notes are integral to these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Tidelands Bancshares, Inc.

Mount Pleasant, South Carolina

We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and its subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc., and its subsidiary, as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of about the effectiveness of Tidelands Bancshares, Inc.’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Elliott Davis, PLLC

Charlotte, North Carolina

March 16, 2009

The accompanying notes are integral to these financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,471,797	$724,957
Federal funds sold	40,375,000	1,945,000
Total cash and cash equivalents	42,846,797	2,669,957
Securities available-for-sale	171,769,851	88,036,109
Nonmarketable equity securities	3,807,140	2,060,940
Total securities	175,576,991	90,097,049
Mortgage loans held for sale	241,500	1,426,800
Loans receivable	461,967,217	391,349,869
Less allowance for loan losses	7,635,173	4,158,324
Loans, net	454,332,044	387,191,545
Premises, furniture and equipment, net	19,411,592	17,759,388
Accrued interest receivable	3,337,660	3,164,124
Bank owned life insurance	13,335,170	7,849,156
Other assets	6,101,069	2,111,572
Total assets	$715,182,823	$512,269,591

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$12,133,098	$10,191,152
Interest-bearing transaction accounts	46,987,209	8,460,166
Savings and money market	182,856,286	199,833,835
Time deposits $100,000 and over	92,825,486	29,876,086
Other time deposits	226,423,397	139,808,202
Total deposits	561,225,476	388,169,441

Securities sold under agreements to repurchase	20,000,000	41,040,000
Junior subordinated debentures	14,434,000	8,248,000
Advances from Federal Home Loan Bank	60,800,000	29,000,000
ESOP borrowings	2,600,000	2,427,500
Other borrowings	615,837	—
Accrued interest payable	2,841,473	1,341,161
Other liabilities	706,605	1,088,319
Total liabilities	663,223,391	471,314,421
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1,000 par value, 10,000,000 shares authorized, 14,448 issued and outstanding at December 31, 2008	13,335,752	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 and 4,277,176 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	42,772	42,772
Common stock-warrants, 571,821 shares outstanding at December 31, 2008	1,112,248	—
Unearned ESOP shares	(2,522,860)	(2,427,500)
Capital surplus	43,364,255	42,788,666
Retained earnings (deficit)	(4,905,419)	49,164
Accumulated other comprehensive income	1,532,684	502,068
Total shareholders’ equity	51,959,432	40,955,170
Total liabilities and shareholders’ equity	$715,182,823	$512,269,591

The accompanying notes are integral to these financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Interest income:
Loans, including fees	$27,378,906	$27,805,332	$20,130,292
Securities available-for-sale, taxable	6,805,459	2,462,876	1,306,995
Securities available-for-sale, non-taxable	286,844	439,719	6,832
Federal funds sold	280,973	701,701	323,084
Other interest income	5,116	16,211	2,648
Total interest income	34,757,298	31,425,839	21,769,851
Interest expense:
Time deposits $100,000 and over	2,634,756	562,024	486,814
Other deposits	14,153,141	16,256,750	10,059,639
Other borrowings	3,554,669	2,415,800	1,401,680
Total interest expense	20,342,566	19,234,574	11,948,133
Net interest income	14,414,732	12,191,265	9,821,718
Provision for loan losses	4,665,000	1,025,000	1,222,000
Net interest income after provision for loan losses	9,749,732	11,166,265	8,599,718

Noninterest income (loss):
Service charges on deposit accounts	36,340	35,476	23,631
Residential mortgage origination income	383,341	764,130	664,454
Gain (loss) on sale of securities available-for-sale	509,373	37,637	(136,628)
Gain on sale of real estate	12,865	9,488	13,686
Other service fees and commissions	362,029	192,697	144,236
Bank owned life insurance	484,352	290,032	59,124
Other than temporary impairment on securities available-for-sale	(4,596,200)	—	—
Other	32,352	25,407	18,614
Total noninterest income (loss)	(2,775,548)	1,354,867	787,117
Noninterest expense:
Salaries and employee benefits	8,322,117	6,918,015	4,483,848
Net occupancy	1,423,198	1,029,784	486,311
Furniture and equipment	734,497	484,146	297,637
Other operating	4,147,955	3,400,883	1,756,233
Total noninterest expense	14,627,767	11,832,828	7,024,029
Income (loss) before income taxes	(7,653,583)	688,304	2,362,806
Income tax expense (benefit)	(2,699,000)	275,000	874,000
Net income (loss)	$(4,954,583)	$413,304	$1,488,806
Earnings (loss) per common share
Basic earnings (loss) per share	$(1.22)	$0.10	$0.45
Diluted earnings (loss) per share	$(1.22)	$0.10	$0.44
Weighted average common shares outstanding
Basic	4,050,301	4,214,910	3,327,103
Diluted	4,050,301	4,270,005	3,327,505

The accompanying notes are integral to these financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the years ended December 31, 2008, 2007 and 2006

									Accumulated
			Common			Unearned		Retained	other
	Common Stock		Stock	Preferred Stock		ESOP	Capital	Earnings	comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income (loss)	Total
Balance, December 31, 2005	3,044,054	$30,441	$—	—	$—	$—	$25,098,578	$(1,852,946)	$(181,415)	$23,094,658
Proceeds from exercise of stock options	28,331	283					257,342			257,625
Net proceeds from issuance of common stock	1,200,000	12,000					16,442,045			16,454,045
Stock based compensation expense							247,586			247,586
Net income								1,488,806		1,488,806
Other comprehensive income, net of taxes of $146,916									277,734	277,734
Comprehensive income										1,766,540
Balance, December 31, 2006	4,272,385	$42,724	$—	—	$—	$—	$42,045,551	$(364,140)	$96,319	$41,820,454

Proceeds from exercise of stock options	4,791	48					43,151			43,199
Stock based compensation expense							699,964			699,964
Guarantee of ESOP borrowings, net of current year repayments						(2,427,500)				(2,427,500)
Net income								413,304		413,304
Other comprehensive income, net of taxes of $236,295									405,749	405,749
Comprehensive income										819,053
Balance, December 31, 2007	4,277,176	$42,772	$—	—	$—	$(2,427,500)	$42,788,666	$49,164	$502,068	$40,955,170

Allocation of unearned ESOP shares							(124,920)			(124,920)
Stock based compensation expense							700,509			700,509
Net proceeds from issuance of preferred stock and common stock warrants			1,112,248	14,448	13,335,752					14,448,000
Guarantee of ESOP borrowings, net of current year repayments						(95,360)				(95,360)
Net loss								(4,954,583)		(4,954,583)
Other comprehensive income, net of taxes of $631,667									1,030,616	1,030,616
Comprehensive loss										(3,923,967)
Balance, December 31, 2008	4,277,176	$42,772	$1,112,248	14,448	$13,335,752	$(2,522,860)	$43,364,255	$(4,905,419)	$1,532,684	$51,959,432

The accompanying notes are integral to these financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(4,954,583)	$413,304	$1,488,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,665,000	1,025,000	1,222,000
Depreciation and amortization expense	883,785	575,079	278,129
Discount accretion and premium amortization	(26,587)	(36,236)	(35,739)
Stock based compensation expense	700,509	699,964	247,586
Increase in deferred income tax	(2,285,890)	(211,396)	(135,768)
Proceeds from sale of residential mortgages held-for-sale	28,700,877	52,245,300	41,466,629
Disbursements for residential mortgages held-for-sale	(27,515,577)	(51,114,666)	(42,859,214)
Decrease in accrued interest receivable	(173,536)	(1,243,845)	(1,015,051)
Increase in accrued interest payable	1,500,312	369,729	526,433
Increase in cash surrender value of life insurance	(484,352)	(290,032)	(59,124)
Gain from sale of real estate	(12,865)	(9,488)	(13,686)
(Gain) loss from sale of securities available-for-sale	(509,373)	(37,637)	136,628
Other than temporary impairment on securities available-for-sale	4,596,200	—	—
Increase in other assets	(529,889)	(229,338)	(668,227)
Increase (decrease) in other liabilities	(381,714)	688,818	244,598
Net cash provided by operating activities	4,172,317	2,844,556	824,000
Cash flows from investing activities:
Purchases of nonmarketable equity securities	(1,746,200)	(878,840)	(1,031,500)
Purchases of securities available-for-sale	(153,041,623)	(64,389,788)	(38,719,833)
Proceeds from sales of securities available-for-sale	55,037,945	12,514,016	11,428,559
Proceeds from calls and maturities of securities available-for-sale	11,871,982	2,059,570	1,893,347
Net increase in loans receivable	(73,606,103)	(118,473,417)	(93,549,961)
Purchase of bank owned life insurance	(5,001,662)	—	(7,500,000)
Purchase of premises, furniture and equipment, net	(2,527,908)	(9,540,078)	(3,531,438)
Net cash used by investing activities	(169,013,569)	(178,708,537)	(131,010,826)
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	23,491,440	64,233,139	23,023,661
Net increase in certificates of deposit and other time deposits	149,564,595	64,803,605	61,460,584
Proceeds on other borrowings	615,837	—	—
Repayments on notes payable and other borrowings	—	—	(1,571,151)
Proceeds from securities sold under agreements to repurchase	—	31,040,000	3,500,000
Repayments on securities sold under agreements to repurchase	(21,040,000)	—	—
Proceeds from junior subordinated debentures	6,186,000	—	8,248,000
Proceeds from FHLB advances	31,800,000	13,000,000	16,000,000
Proceeds from ESOP borrowings	472,500	2,527,500	—
Repayment of ESOP borrowings	(300,000)	(100,000)	—
Increase in unearned ESOP shares	(220,280)	(2,427,500)	—
Proceeds from issuance of common stock, net	—	—	16,454,045
Proceeds from issuance of preferred stock, net	13,335,752	—	—
Proceeds from issuance of common stock-warrants	1,112,248	—	—
Proceeds from exercise of stock options	—	43,199	257,625
Net cash provided by financing activities	205,018,092	173,119,943	127,372,764
Net increase (decrease) in cash and cash equivalents	40,176,840	(2,744,038)	(2,814,062)
Cash and cash equivalents, beginning of period	2,669,957	5,413,995	8,228,057
Cash and cash equivalents, end of period	$42,846,797	$2,669,957	$5,413,995
Cash paid during the period for:
Income taxes	$—	$160,107	$1,298,152
Interest	$18,842,254	$18,864,846	$11,421,701

The accompanying notes are integral to these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”).  The Company operated as a development stage company from January 31, 2002 to October 5, 2003.  Tidelands Bank commenced business on October 6, 2003.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry and Beaufort counties in South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. On February 22, 2006, the Company formed Tidelands Statutory Trust I for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements. On June 20, 2008, the Company formed Tidelands Statutory Trust II for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements. As further discussed in Note 19, on December 19, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, Tidelands Bancshares, Inc. issued 14,448 preferred shares and 571,821warrants in return for $14.4 million in cash, to the U.S. Department of Treasury.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and stock in community bank holding companies.  The  Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  Dividends received on this stock are included as interest income on securities available-for-sale.

Loans Receivable - Loans are stated at their unpaid principal balance.  Interest income on loans is computed based upon the unpaid principal balance.  Interest income is recorded in the period earned.

The accrual of interest income is generally discontinued when a loan becomes contractually 90 days past due as to principal or interest.  Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. Other real estate owned is carried at net realizable value.

Loan origination and commitment fees are deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using the straight-line method, which approximates the interest method.

Under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans are subject to this criteria except for “smaller balance homogeneous loans that are collectively evaluated for impairment” and loans “measured at fair value or at the lower of cost or fair value.”  The Company considers its consumer installment portfolio, credit card loans, and home equity lines as such exceptions.  Therefore, the real estate and commercial loan portfolios are primarily affected by these statements.

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

Retirement Plans - The Company has a 401(k) profit sharing plan, which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank can make matching contributions of $.25 for every dollar contributed up to 6% of the participants’ annual compensation. Additionally, the Company maintains supplemental retirement plans for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. There are supplemental retirement plans in place for certain current employees.

Bank Owned Life Insurance - Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank’s benefit expenses including pre- and post-retirement employee benefits. Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes. The CSV of the policies are recorded as assets of the Bank. Any amounts owed to employees from policy benefits are recorded as liabilities of the Bank. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter. BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital based on Company policy.

Stock Option Plan - On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company.  The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant and vest based on continued service with the Company for a specified period, generally two to five years following the date of grant.  The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors.  The expiration date of any option may not be greater than 10 years from the date of grant.  Options that expire, unexercised or are forfeited become available for reissuance.

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

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009.  SFAS 160 will have no impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140.  FSP 140-3 was effective for the Company on January 1, 2009.  The adoption of FSP 140-3 will have no impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  This FSP was effective for the Company on January 1, 2009 and will have no material impact on the Company’s financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective November 15, 2008.  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 was effective January 1, 2009 and will have no material effect on the Company’s financial position, results of operations or cash flows.

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

The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 24) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 4.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  The Company does not transfer financial assets to variable interest entities and, therefore, this FSP will have no impact on the financial position of the Company.

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”) issued in December 2008, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.

The Staff Position also requires a nonpublic entity, as defined in SFAS 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related it to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively.  Retroactive application is not permitted.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 4.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Reclassifications - Certain captions and amounts in the 2006 and 2007 financial statements were reclassified to conform to the 2008 presentation.

NOTE 2 — OTHER COMPREHENSIVE INCOME

The change in the components of other comprehensive income and related tax effects are as follows:

	Year Ended December 31,
	2008	2007	2006
Change in unrealized gains (losses) on securities available-for-sale	$(2,424,544)	$679,681	$288,022
Reclassification adjustment for (gains) losses realized in net income	(509,373)	(37,637)	136,628
Impairment on securities available-for-sale	4,596,200	—	—
Net change in unrealized gains on securities	1,662,283	642,044	424,650
Tax effect	(631,667)	(236,295)	(146,916)
Net-of-tax amount	$1,030,616	$405,749	$277,734

NOTE 3 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At December 31, 2008, the bank had $1.0 million on deposit with the Federal Reserve Bank to meet this requirement. At December 31, 2007, the reserve requirement was met by the cash balance in the vault.  At December 31, 2008, the bank had $1.1 million in actual currency and cash on hand, $1.2 million in due from non-interest bearing balances and $168,000 in due from interest bearing balances.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008
U.S. government agencies	$—	$—	$—	$—
Government-sponsored enterprises	61,105,520	1,109,228	—	62,214,748
Mortgage-backed securities	102,615,332	1,784,042	232,486	104,166,888
Municipals	5,594,891	4,547	211,223	5,388,215
Preferred stocks	—	—	—	—
Total	$169,315,743	$2,897,817	$443,709	$171,769,851

December 31, 2007
U.S. government agencies	$—	$—	$—	$—
Government-sponsored enterprises	47,271,695	646,562	1,002	47,917,258
Mortgage-backed securities	23,979,241	269,183	1,121	24,247,303
Municipals	12,440,346	23,629	64,341	12,399,634
Preferred stocks	3,553,000	71,914	153,000	3,471,914
Total	$87,244,285	$1,011,288	$219,464	$88,036,109

The amortized cost and estimated fair values of investment securities at December 31, 2008, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	15,011,811	15,366,106
Due after ten years	51,688,600	52,236,857
Subtotal	66,700,411	67,602,963
Mortgage-backed securities	102,615,332	104,166,888
Total Securities	$169,315,743	$171,769,851

At December 31, 2008 and 2007, investment securities with book values of $62,762,434 and $52,472,339 and market values of $64,093,923 and $53,110,819, respectively, were pledged as collateral for securities sold under agreements to repurchase and Federal Home Loan Bank advances. Gross proceeds from the sale of investment securities totaled $55,037,945 and $12,514,016, resulting in gross realized gains of $509,373 and $37,637, net of taxes of $173,187 and $12,797, for the year ended 2008 and 2007, respectively. The sale of securities during the year ended December 31, 2006 resulted in gross realized losses of $136,628 with gross proceeds from the sale totaling $11,428,559. The cost of investments sold is determined using the specific identification method.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

Securities available-for-sale:

	Less than Twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2008
U.S. government agencies	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities	26,207,907	232,486	—	—	26,207,907	232,486
Municipals	4,781,488	211,223	—	—	4,781,488	211,223
Preferred stock	—	—	—	—	—	—
	$30,989,395	$443,709	$—	$—	$30,989,395	$443,709

	Less than Twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2007
U.S. government agencies	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	959,510	214	1,472,299	788	2,431,809	1,002
Mortgage-backed securities	1,537,576	1,121	—	—	1,537,576	1,121
Municipals	5,843,156	50,535	1,346,625	13,806	7,189,781	64,341
Preferred stocks	300,000	153,000	—	—	300,000	153,000
	$8,640,242	$204,870	$2,818,924	$14,594	$11,459,166	$219,464

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at December 31, 2008. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $151,640 of stock in community bank holding companies for both periods ending December 31, 2008 and 2007, respectively.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At December 31, 2008 and 2007, the Company’s investment in Federal Home Loan Bank stock was $3,655,500 and $1,909,300, respectively.

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

NOTE 5 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

	December 31,
	2008	2007
Real estate - construction	$161,298,108	$159,814,556
Real estate - mortgage	268,499,717	204,068,162
Commercial and industrial	27,443,267	24,349,662
Consumer and other	4,935,890	3,466,949
Deferred origination fees, net	(209,765)	(349,460)
Total loans receivable, gross	461,967,217	391,349,869
Less allowance for loan loss	7,635,173	4,158,324
Total loans receivable, net	$454,332,044	$387,191,545

The composition of gross loans by rate type is as follows:

	December 31,
	2008	2007
Variable rate loans	$262,145,232	$221,524,585
Fixed rate loans	199,821,985	169,825,284
Total gross loans	$461,967,217	$391,349,869

Transactions in the allowance for loan losses during 2008, 2007 and 2006 are summarized below:

	2008	2007	2006
Balance, beginning of year	$4,158,324	$3,467,000	$2,245,000
Provision charged to operations	4,665,000	1,025,000	1,222,000
Net loan charge offs	(1,188,651)	(334,426)	—
Net loan recoveries	500	750	—
Balance, end of year	$7,635,173	$4,158,324	$3,467,000
Gross loans outstanding, end of period	$461,967,217	$391,349,869	$273,210,128

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

	2008	2007	2006
Impaired loans without a valuation allowance	$5,662,064	$389,095	$1,964,983
Impaired loans with a valuation allowance	5,819,495	—	—
Total impaired loans	$11,481,559	$389,095	$1,964,983

Valuation allowance related to impaired loans	$1,675,496	$—	$—
Average of impaired loans during the year	$12,364,627	$606,480	$1,877,983
Total nonaccrual loans	$11,481,559	$389,095	$1,964,983
Total loans past due 90 days and still accruing interest	$—	$—	$—

The allowance for loan losses, as a percent of gross loans outstanding, was 1.65%, 1.06% and 1.27% at December 31, 2008, 2007 and 2006, respectively.  At December 31, 2008, the Bank had twenty-five loans totaling $11,481,559, or 2.49% of gross loans, in nonaccrual status. At December 31, 2007, the Bank had three loans totaling $389,095, or 0.10% of gross loans, in nonaccrual status.  There were no loans contractually past due 90 days or more still accruing interest at December 31, 2008 or 2007. In addition, the Bank possessed $1,800,604 in other real estate owned during the period ending December 31, 2008. During the year ended December 31, 2008, the bank transferred $1,890,605 into other real estate owned. For the period ending December 31, 2007 or 2006, the Bank did not possess any other real estate owned. At December 31, 2008, the Bank had twenty-five impaired loans totaling $11,481,559. Our analysis of SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are impaired.

At December 31, 2008, loans totaling $31.4 million were pledged as collateral at the Federal Home Loan Bank.

NOTE 6 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following:

	December 31,
	2008	2007

Land and land improvements	$3,265,318	$3,839,286
Building and leasehold improvements	13,289,774	10,667,697
Furniture and equipment	4,014,591	3,224,925
Software	568,953	495,633
Construction in progress	278,802	734,394
Total	21,417,438	18,961,935
Less, accumulated depreciation	2,005,846	1,202,547
Premises, furniture and equipment, net	$19,411,592	$17,759,388

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to $883,785, $575,079 and $278,129, respectively.  Construction in progress relates to the planned construction of an executive office building located at 830 Lowcountry Boulevard. For the year ended December 31, 2008 and 2007, the Bank capitalized $42,280 and $165,410, respectively, in interest related to the construction of our new branch locations. There was no capitalized interest incurred during the year ended December 31, 2006.

NOTE 7 - DEPOSITS

At December 31, 2008, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
2009	$257,644,670
2010	55,536,553
2011	4,584,497
2012	872,272
2013	502,891
Thereafter	108,000
Total	$319,248,883

At December 31, 2008 and 2007, the Bank had customer relationships with seven deposit brokerage firms, totaling $145.7 million and $104.5 million, respectively.

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of two obligations totaling $20.0 million at December 31, 2008. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%.  All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  U.S. government agency securities with book values of $21,851,616 and $42,952,339 and fair values of $22,266,107 and $43,461,118 at December 31, 2008 and 2007, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Amount outstanding at year end	$20,000,000	$41,040,000
Average amount outstanding during year	35,187,060	14,828,329
Maximum outstanding at any month-end	50,000,000	41,040,000
Weighted average rate paid at year-end	3.76%	4.54%
Weighted average rate paid during the year	3.58%	4.96%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 5.14% during the period ending December 31, 2008.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.  The Company has no current intention to exercise its right to defer payments of interest on the Trust I Securities.

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

On June 20, 2008, Tidelands Statutory Trust II (the “Trust II”), a non-consolidated subsidiary of the Company, issued and sold floating rate capital securities of the trust (the “Trust II Securities”), generating proceeds of $6.0 million.  The Trust II loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1under Federal Reserve Board guidelines.

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

NOTE 10 — ADVANCES FROM FEDERAL HOME LOAN BANK

Other borrowings are comprised of four advances totaling $60.8 million from the Federal Home Loan Bank (“FHLB”).   On September 17, 2007, the Bank borrowed $16.0 million under a five-year convertible advance at a fixed rate of 4.22%. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%.  On November 6, 2008, the Bank borrowed $20.9 million under a three-month fixed advance at a rate of 1.58%. On November 18, 2008, the Bank borrowed $14.9 million under a four-month fixed advance at a rate of 1.93%. All advances require interest only payments with principal and interest due on maturity. The advances are collateralized by pledged FHLB stock and certain investment securities.  At December 31, 2008, loans totaling $31.4 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended December 31, 2008 and 2007:

	2008	2007
Amount outstanding at period end	$60,800,000	$29,000,000
Average amount outstanding during the period	40,914,754	20,575,342
Maximum outstanding at any month-end	60,800,000	30,000,000
Weighted average rate at period-end	2.71%	4.20%
Weighted average rate during the period	3.51%	4.92%

NOTE 11 - OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2008, 2007 and 2006 are summarized below:

	2008	2007	2006
Professional fees	$1,180,078	$1,107,653	$511,230
Telephone expenses	162,106	153,174	74,666
Office supplies, stationery, and printing	151,136	170,697	74,107
Insurance	199,643	120,770	83,706
Postage	22,965	26,001	24,152
Data processing	448,010	275,158	178,649
Advertising and marketing	750,042	647,322	250,135
FDIC Insurance	484,000	238,885	24,366
Other	749,975	661,223	535,222
Total	$4,147,955	$3,400,883	$1,756,233

NOTE 12 - INCOME TAXES

For the years ended December 31, 2008, 2007 and 2006 income tax expense consisted of the following:

	2008	2007	2006
Current portion:
Federal	$52,806	$459,977	$650,825
State	—	26,419	87,407
Total current	52,806	486,396	738,232
Deferred income taxes	(2,751,806)	(211,396)	135,768
Income tax expense (benefit)	$(2,699,000)	$275,000	$874,000

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2008, the Company has stated net operating losses for tax purposes of $2,506,498. This net operating loss begins expiring in 2025. A valuation allowance is needed for the South Carolina net operating loss deferred tax asset. Management believes it will fully realize all remaining tax deferred tax assets.

At December 31, 2008, income tax returns from 2007, 2006 and 2005 remain subject to review by tax authorities.

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2008	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,261,996	$984,449	$701,690
Net operating loss carry forward	82,714	39,734	20,235
Organization and start-up costs	—	86,245	163,108
Loan fees and costs	71,320	118,816	83,932
Interest on nonaccrual loans	75,307	6,104	19,541
Tax credit	95,753	18,038	—
Stock option expense	34,997	21,879	—
Deferred compensation	96,688	—	—
Other than temporary impairment (OTTI)	1,562,708	—	—
Other	30,600	28,901	39,232
Total deferred tax assets	4,312,083	1,304,166	1,027,738
Valuation allowance	82,714	—	—
Total net deferred tax assets	4,229,369	1,304,166	1,027,738
Deferred tax liabilities:
Accumulated depreciation	342,381	166,891	129,093
Prepaid expenses	61,424	63,517	36,284
Unrealized gain on securities available-for-sale	921,424	289,757	53,462
Total deferred tax liabilities	1,325,229	520,165	218,839
Net deferred tax asset	$2,904,140	$784,001	$808,899

A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% for 2008, 2007 and 2006 to income before income taxes follows:

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense (benefit) at statutory rate	$(2,602,218)	(34.0)%	$234,023	34.0%	$803,354	34.0%
State income tax, net of federal income tax effect	—	—%	17,437	2.5%	57,689	2.5%
Cash value of life insurance	(164,680)	(2.2)%	—	—%	—	—%
Stock based compensation expense	226,216	3.0%	210,250	30.6%	57,113	2.4%
Tax exempt interest	(97,527)	(1.3)%	(149,504)	(21.7)%	—	—%
Other	(60,791)	(0.8)%	(37,206)	(5.4)%	(44,156)	(1.9)%
Income tax expense (benefit)	$(2,699,000)	(35.3)%	$275,000	40.0%	$874,000	37.0%

NOTE 13 - LEASES

The Bank renegotiated its lease agreement for its main branch location in 2004.  The lease was originated on March 24, 2004 and had an initial 10-year term.  The lease requires monthly payments of $14,840 for the first three years, increased 9% in year four and 3% every year thereafter.  The lease is renewable at the bank’s option for two five-year terms.  Rental expense on this facility was $198,956, $191,432 and $178,076 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Bank also leased a building for its temporary Summerville branch location.  The lease was originated on September 7, 2004 and had an initial one-year term.  The lease required monthly payments of $3,303.  The lease was terminated in April 2007. Rental expense under this operating lease agreement was $13,113 and $54,121 for the years ended December 31, 2007 and 2006, respectively.

The Bank also leased a building for its temporary Myrtle Beach branch location. The lease was originated on February 10, 2005 and had an initial two-year term. The lease was extended up until June 9, 2007 at a monthly expense of $3,000 and was terminated in July 2007. In addition, the Bank leases a building for the permanent Myrtle Beach branch location. The lease commenced on July 1, 2007 and has a 20-year term at a monthly expense of $12,500.   The lease may be extended at the Bank’s option for two additional ten-year terms. Rental expense under these operating lease agreements was $150,000, $104,000 and $23,604 for the years ended December 31, 2008, 2007 and 2006. One of the Company’s directors is a 50% partner in Office Developers, LLC, which is the owner of an office building located at 1312 Professional Drive in Myrtle Beach, SC in which Tidelands Bank is a tenant and is leasing the site for a period of 20 years.

The Bank has entered into a land lease for a West Ashley branch, which opened in July 2007. The lease was originated on December 22, 2005 and has an initial 20-year term. The lease may be extended at the Bank’s option for four additional five-year terms.  The lease requires monthly payments of $6,067 for the first five years, increased 12% every fifth year thereafter.  In addition, the Bank leased office space for the West Ashley loan production location. The lease was originated on June 30, 2006 and had an initial one-year term. The lease was terminated at the end of the original term and required monthly payments $1,185. Rental expense under these operating lease agreements was $73,037, $53,783 and $12,155 for the years ended December 31, 2008, 2007 and 2006.

The Bank also leased office space for its Bluffton loan production office. The lease was originated on September 28, 2006 and had an initial one-year term. The lease was extended at the Bank’s option for an additional 12-month term.  The lease required minimum monthly payments of $3,000 and was terminated in March 2008. In addition, the Bank leases office space for the permanent Bluffton branch location. The lease was originated on June 13, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $13,203. Rental expense under these operating lease agreements was $167,440, $79,558 and $10,300 for the years ended December 31, 2008, 2007 and 2006.

The Bank has entered into a lease for office space located at 830 Lowcountry Boulevard, Mount Pleasant, SC for executive offices. The lease was originated on April 24, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $9,167 for the first five years, increased 7½% every fifth year thereafter.  Rental expense under this operating lease agreement was $110,000 and $67,072 for the years ended December 31, 2008 and 2007.

The Bank also leases office space for its Murrells Inlet branch location. The lease was originated on March 20, 2007 and has a 20-year term.  The lease may be extended at the Bank’s option for one additional ten-year term. The lease requires monthly payments of $10,000 that began on June 26, 2008.  Rental expense under this operating lease agreement was $76,904 for the year ended December 31, 2008.

Future minimum lease payments under these operating leases are summarized as follows:

2009	$816,165
2010	822,312
2011	828,644
2012	842,558
2013	855,734
Thereafter	8,803,243

$12,968,656

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

Related party loan transactions for the years ended December 31, 2008 and 2007 are summarized below:

	December 31,
	2008	2007
Balance, beginning of year	$15,886,034	$5,397,970
New loans	4,630,505	1,510,428
Less loan payments	3,947,008	1,024,064
Other changes	—	10,001,700
Balance, end of year	$16,569,531	$15,886,034

Deposits from directors and executive officers and their related interests totaled $1,479,175 and $801,800, at December 31, 2008 and 2007, respectively. As mentioned in Note 13, Director John Gandy is a 50% partner in Office Developers, LLC, which is the owner of an office building in Myrtle Beach, SC in which Tidelands Bank is a tenant.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 16 - EARNINGS (LOSS) PER SHARE

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

Basic and diluted earnings (loss) per share are computed below:

	Year Ended December 31,
	2008	2007	2006
Basic earnings (loss) per share computation:
Net income (loss) available to common shareholders	$(4,954,583)	$413,304	$1,488,806
Average common shares outstanding - basic	4,050,301	4,214,910	3,327,103
Basic net income (loss) per share	$(1.22)	$0.10	$0.45
Diluted earnings (loss) per share computation:
Net income (loss) available to common shareholders	$(4,954,583)	$413,304	$1,488,806
Average common shares outstanding - basic	4,050,301	4,214,910	3,327,103
Incremental shares from assumed conversions: Stock options	—	55,095	45,402
Average common shares outstanding - diluted	4,050,301	4,270,005	3,372,505
Diluted earnings (loss) per share	$(1.22)	$0.10	$0.44

For the years ended December 31, 2008, 2007 and 2006, there were 777,537, 247,590 and 8,165 options that were anti-dilutive because the exercise price exceeded the average market price for the period.

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

As of December 31, 2008 and 2007, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at December 31, 2008 and 2007:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total capital (to risk-weighted assets)	$68,338,000	14.20%	$38,495,760	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	62,338,000	12.96%	19,247,880	4.00%	N/A	N/A
Tier 1 capital (to average assets)	62,338,000	9.03%	27,624,560	4.00%	N/A	N/A
December 31, 2007
Total capital (to risk-weighted assets)	$51,493,000	12.39%	$33,262,400	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	47,335,000	11.39%	16,631,200	4.00%	N/A	N/A
Tier 1 capital (to average assets)	47,335,000	9.58%	19,771,480	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2008 and 2007:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total capital (to risk-weighted assets)	$57,495,000	12.02%	$38,270,240	8.00%	$47,837,800	10.00%
Tier 1 capital (to risk-weighted assets)	51,495,000	10.77%	19,135,120	4.00%	28,702,680	6.00%
Tier 1 capital (to average assets)	51,495,000	7.49%	27,511,800	4.00%	34,389,750	5.00%
December 31, 2007
Total capital (to risk-weighted assets)	$53,318,000	12.80%	$33,334,160	8.00%	$41,667,700	10.00%
Tier 1 capital (to risk-weighted assets)	49,160,000	11.80%	16,667,080	4.00%	25,000,620	6.00%
Tier 1 capital (to average assets)	49,160,000	9.93%	19,807,360	4.00%	24,759,200	5.00%

NOTE 18 - UNUSED LINES OF CREDIT

As of December 31, 2008, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $27.5 million. There were no balances outstanding related to any of these lines of credit as of December 31, 2008. These lines of credit are available on a one to 14 day basis for general corporate purposes.  In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $39.0 million at December 31, 2008.

NOTE 19 - SHAREHOLDERS’ EQUITY

Preferred Stock - In December 2008, in connection with the TARP Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury 14,448 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Preferred Stock”), having a liquidation preference of $1,000 per share. The Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter. The Preferred Stock has a call feature after three years.

In connection with the sale of the Preferred Stock, the Company also issued to the U.S. Treasury ten-year warrants to purchase up to 571,821 shares of the Company’s common stock (the “Warrants”), par value $0.01 per share at an initial exercise price of $3.79 per share.

As required under the TARP Capital Purchase Program, dividend payments on and repurchase of the Company’s common stock are subject to certain restrictions. For as long as the Preferred Stock is outstanding, no dividends may be declared or paid on the Company’s common stock until all accrued and unpaid dividends on the Preferred Stock are fully paid. In addition, the U.S. Treasury’s consent is required for any increase in dividends on common stock before the third anniversary of issuance of the Preferred Stock and for any repurchase of any common stock except for repurchases of common shares in connection with benefit plans.

The Preferred Stock and Warrants were sold to the U.S. Treasury for an aggregate purchase price of $14,448,000 in cash. The purchase price was allocated between the Preferred Stock and the Warrants based upon the relative fair values of each to arrive at the amounts recorded by the Company. This resulted in the Preferred Stock being issued at a discount which is being amortized on a level yield basis as a charge to retained earnings over an assumed life of five years.

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

The following table sets forth unused commitments to extend credit and standby letters of credit at December 31, 2008 and 2007:

	2008	2007
Commitments to extend credit	$31,750,422	$59,004,522
Standby letters of credit	761,765	1,397,360
Total	$32,512,187	$60,401,882

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

The fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants:

	2008	2007	2006
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	22.0-73.8%	19.5-24.6%	13.7-20.5%
Risk-free interest rate	1.79%	4.07%	4.64%
Expected life (in years)	3.0 - 8.0	3.0 - 8.0	3.0 - 8.0

The weighted-average fair value of options granted during the years 2008, 2007 and 2006 is $2.11, $3.49 and $5.05 respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $24,724 and $215,041, respectively. There were no options exercised during the year ending December 31, 2008.

A summary of the status of the Company’s Stock Plan as of December 31, 2008 and 2007 is presented below:

	2008			2007
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price
Outstanding at beginning of year	708,320	$11.44		456,664	$12.17
Granted	122,452	4.36		273,160	10.38
Exercised	—	—		(4,791)	9.02
Forfeited	(53,235)	11.57		(16,713)	14.77
Outstanding at end of year	777,537	$10.31	$20,387	708,320	$11.44
Options exercisable at year-end	360,408		$285	253,878
Shares available for grant (1)	4,470			73,687

(1) 20% of outstanding shares

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would be received by the option holders had all options holders exercised their options on December 31, 2008. This amount changes based on the fair value of the Company’s stock. For the years ended December 31, 2008, 2007 and 2006, there was $700,509, $699,964 and $247,586 of total recognized compensation cost related to the share-based compensation arrangements granted under the Stock Plan.

A summary of the status of the Company’s nonvested shares as of December 31, 2008 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	454,442	$4.04
Granted	122,452	2.11
Vested	(119,662)	3.65
Forfeited	(40,103)	4.25
Nonvested at end of year	417,129	$3.56

As of December 31, 2008, there was $955,860 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.24 years. The weighted average remaining term for exercisable options at December 31, 2008 is 7.03 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was $436,949, $361,194 and $136,506, respectively.

The following table summarizes information about the stock options outstanding under the Company’s stock compensation plan at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/08	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/08	Weighted Average Exercise Price
$3.75 to $8.79	111,914	9.98 years	$3.85	5,614	$5.56
$8.80 to $9.00	152,246	5.60 years	$8.80	149,517	$8.80
$9.01 to $10.00	239,863	8.63 years	$9.57	72,803	$9.66
$10.01 to $15.00	268,099	8.00 years	$14.41	128,259	$14.46
$15.01 to $17.65	5,415	7.55 years	$16.96	4,215	$17.17
	777,537	8.01 years	$10.31	360,408	$11.04

NOTE 22 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  As of December 31, 2008, the ESOP has purchased 241,916 outstanding shares. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $252,220 for the year ended December 31, 2008.  At December 31, 2008, the ESOP has outstanding loans amounting to $2,600,000. Of the 241,916 shares the ESOP has purchased, 38,608 shares have been released for allocation to plan participants. The aggregate fair value of the 203,308 unallocated shares was $801,035 based on the $3.94 closing price of our common stock on December 31, 2008.

NOTE 23 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank can make matching contributions of $.25 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were approximately $60,075, $48,980 and $28,338, in 2008, 2007 and 2006, respectively.

The banking subsidiary has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  There was $284,375 expense related to the plan in 2008.

As of December 31, 2008, total benefits expected to be paid in the next years equal $13,557,300, which commence payment in the year 2013 totaling $100,000. Total benefits expected to be paid between the years 2014 and 2018 equal $939,010 with $12,518,290 remaining in the years thereafter.

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

Mortgage Loans Held for Sale - The carrying value for mortgage loans held for sale is a reasonable estimate for fair value considering the short time these loans are carried on the books.  Management determined that only minor fluctuations occurred in fixed rate mortgage loans available-for-sale; therefore the carrying amount approximates fair value.

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

Other Borrowings - The carrying amounts of variable rate notes are reasonable estimates of fair value because they can be repriced frequently.

Securities Sold Under Agreements to Repurchase - These repurchase agreements have a fixed rate.  Due to the minor change in interest rates, management estimated the fair value using a discounted cash flow calculation that applies the Company’s current borrowing rate for the securities sold under agreements to repurchase.

Junior Subordinated Debentures - The carrying value of junior subordinated debentures approximates its fair value since a portion of the debentures were issued at a floating rate.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$2,471,797	$2,471,797	$724,957	$724,957
Federal funds sold	40,375,000	40,375,000	1,945,000	1,945,000
Securities available-for-sale	171,769,851	171,769,851	88,036,109	88,036,109
Mortgage loans held for sale	241,500	241,500	1,426,800	1,426,800
Nonmarketable equity securities	3,807,140	3,807,140	2,060,940	2,060,940
Loans receivable	461,967,217	472,328,217	391,349,869	402,265,869
Accrued interest receivable	3,337,660	3,337,660	3,164,124	3,164,124

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$241,976,593	$241,976,593	$218,485,153	$218,485,153
Certificates of deposit and other time deposits	319,248,883	327,521,000	169,684,288	173,859,000
Securities sold under agreements to repurchase	20,000,000	21,497,856	41,040,000	40,250,000
Junior subordinated debentures	14,434,000	14,434,000	8,248,000	8,248,000
Advances from Federal Home Loan Bank	60,800,000	62,021,000	29,000,000	29,046,000
Accrued interest payable	2,841,473	2,841,473	1,341,161	1,341,161
ESOP borrowings	2,600,000	2,600,000	2,427,500	2,427,500
Other borrowings	615,837	615,837	—	—

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$31,750,422	$—	$59,004,522	$—
Letters of credit	761,765	—	1,397,360	—

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

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

Assets measured at fair value on a recurring basis are as follows as of December 31, 2008:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$—	$171,769,851	$—
Mortgage loans held for sale	—	241,500	—
Total	$—	$172,011,351	$—

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2008:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$11,481,559	$—
Other real estate owned	—	1,800,604	—
Total	$—	$13,282,163	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 25 - TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Tidelands Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2008	2007
Assets:
Cash	$14,118,702	$203,334
Other equity securities	151,640	151,640
Investment in banking subsidiary	53,027,410	49,940,976
Other assets	2,317,112	1,334,720
Total assets	$69,614,864	$51,630,670

Liabilities and shareholders’ equity:
Junior subordinated debentures	$14,434,000	$8,248,000
ESOP borrowings	2,600,000	2,427,500
Other borrowings	615,837	—
Other liabilities	5,595	—
Shareholders’ equity	51,959,432	40,955,170
Total liabilities and shareholders’ equity	$69,614,864	$51,630,670

Condensed Statements of Operations

	For the Years Ended December 31,
	2008	2007	2006
Income:
Income on trust preferred securities	$21,602	$16,862	$14,135
Dividend paid from subsidiary	396,575	—	—
Total income	418,177	16,862	14,135

Expense:
Stock based compensation	700,509	699,964	247,586
Junior subordinated debentures	724,023	560,806	470,118
ESOP compensation	252,220	—	—
Other borrowings	127,831	—	—
Other	89,990	24,000	16,000
Total expense	1,894,573	1,284,770	733,704

Loss before income taxes and equity in undistributed earnings (loss) of banking subsidiary	(1,476,396)	(1,267,908)	(719,569)
Income tax benefit	(466,000)	(507,000)	(266,000)
Equity in undistributed earnings of banking subsidiary	(3,944,187)	1,174,212	1,942,375
Net income (loss)	$(4,954,583)	$413,304	$1,488,806

NOTE 25 - TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(4,954,583)	$413,304	$1,488,806
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Increase in other assets	(516,392)	—	(248,000)
Increase in other liabilities	5,595	—	—
Equity in undistributed (income) loss of subsidiary	3,944,187	(1,174,212)	(1,942,375)
Increase in deferred income taxes	(466,000)	(507,000)	(280,987)
Stock based compensation expense	700,509	699,964	247,586

Net cash used by operating activities	(1,286,684)	(567,944)	(734,970)

Cash flows from investing activities:
Purchase of Tidelands Bank stock	(6,000,005)	—	(23,650,000)
Purchase of equity securities	—	(101,640)	(50,000)

Net cash used by investing activities	(6,000,005)	(101,640)	(23,700,000)

Cash flows from financing activities:
Proceeds from other borrowings	615,837	—	—
Proceeds from junior subordinated debentures	6,186,000	—	8,248,000
Proceeds from common stock	—	—	18,000,000
Proceeds from preferred stock , net	13,335,752	—	—
Proceeds from issuance of common stock-warrants	1,112,248	—	—
Stock issuance costs	—	—	(1,545,955)
Proceeds from ESOP borrowings	472,500	2,527,500	—
Repayment of ESOP borrowings	(300,000)	(100,000)	—
Increase in unearned ESOP shares	(220,280)	(2,427,500)	—
Proceeds from exercise of stock options	—	43,199	257,625
Net cash provided by financing activities	21,202,057	43,199	24,959,670

Net increase (decrease) in cash	13,915,368	(626,385)	524,700

Cash, beginning of period	203,334	829,719	305,019

Cash, end of period	$14,118,702	$203,334	$829,719

NOTE 26 —QUARTERLY DATA (UNAUDITED)

	For the Year Ended December 31, 2007				For the Year Ended December 31, 2008
	(dollars in thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$6,838	$7,709	$8,243	$8,636	$8,415	$8,189	$9,106	$9,047
Interest Expense	3,997	4,717	5,161	5,358	5,179	4,804	5,184	5,176
Net interest income	2,841	2,992	3,082	3,278	3,236	3,385	3,922	3,871
Provision for loan losses	515	510	—	—	463	314	696	3,192
Net interest income after provision for loan losses	2,326	2,482	3,082	3,278	2,773	3,071	3,226	679
Gain on sale of securities	3	—	3	32	32	—	473	4
Noninterest income (loss)	365	332	364	255	336	377	(4,254)	256
Noninterest expense	2,411	2,890	3,374	3,159	3,529	3,875	3,336	3,886
Income (loss) before taxes	283	(76)	75	406	(388)	(427)	(3,891)	(2,947)
Income tax expense (benefit)	107	(28)	28	168	(155)	(196)	(1,453)	(895)
Net Income (loss)	$176	$(48)	$47	$238	$(233)	$(231)	$(2,438)	$(2,052)

Earnings (loss) per share:
Basic	$0.04	$(0.01)	$0.01	$0.06	$(0.06)	$(0.06)	$(0.60)	$(0.50)
Diluted	$0.04	$(0.01)	$0.01	$0.06	$(0.06)	$(0.06)	$(0.60)	$(0.50)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 18, 2009.

Item 11.  Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 18, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 18, 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 18, 2009.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 18, 2009.

PART IV

Item 15.  Exhibits.

3.1.                            Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

3.2                               Articles of Amendment to the Company’s Restated Articles of Incorporation establishing  the terms of the Series T Preferred Stock (incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K filed on December 19, 2008).

3.3.                            Amended and Restated Bylaws (incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K filed on September 19, 2007).

4.1.                            See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2.                              Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.3                               Warrant to Purchase up to 571,821 shares of Common Stock (incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K filed on December 19, 2008).

4.4                               Form of certificate of Series T Preferred Stock Certificate (incorporated by reference as Exhibit 4.2 to the Company’s Form 8-K filed on December 19, 2008) .

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

10.12                   Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2008).

10.13                   Form of Waiver, executed by each of Messrs. Robert E. Coffee, Jr., Alan W. Jackson, Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 19, 2008).

10.14                   Form of Letter Agreement, executed by each of Messrs. Robert E. Coffee, Jr., Alan W. Jackson, Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr. with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 19, 2008).

10.15                   Amendment No. 1 to the 2004 Stock Incentive Plan for Tidelands Bancshares, Inc. as adopted by the Board   November 20, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2007).

10.16                   Amendment No. 2 to the 2004 Stock Incentive Plan for Tidelands Bancshares, Inc. as adopted by the Board   of Directors October 20, 2008.

21.1        Subsidiaries of the Company.

23                                  Consent of Independent Public Accounting Firm.

24                                  Power of Attorney (contained on the signature page hereof).

31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2                         Rule 13a-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.

*                                        Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date:	March 16, 2009	By:	/s/ Robert E. Coffee, Jr.
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

Signature	Title	Date

/s/ Michael W. Burrell	Director	March 16, 2009
Michael W. Burrell

/s/ John N. Cagle, III, DMD	Director	March 16, 2009
John N. Cagle, III, DMD

/s/ Alan D. Clemmons	Director	March 16, 2009
Alan D. Clemmons

/s/ Robert E. Coffee, Jr.	Director, President,	March 16, 2009
Robert E. Coffee, Jr.	and Chief Executive Officer

/s/ John W. Gandy	Director	March 16, 2009
John W. Gandy

/s/ Richard L. Granger	Director	March 16, 2009
Richard L. Granger

/s/ J. Louis Grant	Director	March 16, 2009
J. Louis Grant

/s/ Alan W. Jackson	Principal Accounting and	March 16, 2009
Alan W. Jackson	Chief Financial Officer

/s/ Barry I. Kalinsky	Director, Chairman	March 16, 2009
Barry I. Kalinsky

/s/ Morris Kalinsky	Director	March 16, 2009
Morris Kalinsky

/s/ Paul J. Kerwin, DVM	Director	March 16, 2009
Paul J. Kerwin, DVM

/s/ John T. Parker, Jr.	Director	March 16, 2009
John T. Parker, Jr.

/s/ Mary V. Propes	Director	March 16, 2009
Mary V. Propes

/s/ Tanya D. Robinson	Director	March 16, 2009
Tanya D. Robinson

/s/ Larry W. Tarleton	Director	March 16, 2009
Larry W. Tarleton

TIDELANDS BANCSHARES, INC.

Exhibit List

3.1.                            Restated Articles of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

3.2                               Articles of Amendment to the Company’s Restated Articles of Incorporation establishing  the terms of the Series T Preferred Stock (incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K filed on December 19, 2008).

3.3.                            Amended and Restated Bylaws (incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K filed on September 19, 2007).

4.1.                            See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2.                            Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.3                               Warrant to Purchase up to 571,821 shares of Common Stock (incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K filed on December 19, 2008).

4.4                               Form of certificate of Series T Preferred Stock Certificate (incorporated by reference as Exhibit 4.2 to the Company’s Form 8-K filed on December 19, 2008).

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

10.12                   Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2008).

10.13                   Form of Waiver, executed by each of Messrs. Robert E. Coffee, Jr., Alan W. Jackson, Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 19, 2008).

10.14                   Form of Letter Agreement, executed by each of Messrs. Robert E. Coffee, Jr., Alan W. Jackson, Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr. with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 19, 2008).

10.15                   Amendment No. 1 to the 2004 Stock Incentive Plan for Tidelands Bancshares, Inc. as adoped by the Board     November 20, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2007).

10.16                   Amendment No. 2 to the 2004 Stock Incentive Plan for Tidelands Bancshares, Inc. as adopted by the Board   of Directors October 20, 2008.

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