Form 10-Q
period 2009-03-31
TIDELANDS BANCSHARES INC
filed 2009-05-15
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐     Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of May 1, 2009.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$13,724,944	$2,471,797
Federal funds sold	—	40,375,000

Total cash and cash equivalents	13,724,944	42,846,797

Securities available-for-sale	279,204,610	171,769,851
Nonmarketable equity securities	5,985,540	3,807,140

Total securities	285,190,150	175,576,991

Mortgage loans held for sale	1,016,703	241,500

Loans receivable	466,337,867	461,967,217
Less allowance for loan losses	8,656,043	7,635,173

Loans, net	457,681,824	454,332,044

Premises, furniture and equipment, net	19,228,302	19,411,592
Accrued interest receivable	3,266,047	3,337,660
Bank owned life insurance	13,459,685	13,335,170
Other assets	7,850,593	6,101,069

Total assets	$801,418,248	$715,182,823

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$11,373,865	$12,133,098
Interest-bearing transaction accounts	45,106,865	46,987,209
Savings and money market	184,337,097	182,856,286
Time deposits $100,000 and over	95,074,003	92,825,486
Other time deposits	218,988,287	226,423,397

Total deposits	554,880,117	561,225,476

Securities sold under agreements to repurchase	72,500,000	20,000,000
Junior subordinated debentures	14,434,000	14,434,000
Advances from Federal Home Loan Bank	100,800,000	60,800,000
ESOP borrowings	2,525,000	2,600,000
Other borrowings	—	615,837
Accrued interest payable	3,602,288	2,841,473
Other liabilities	696,565	706,605

Total liabilities	749,437,970	663,223,391

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1,000 par value, 10,000,000 shares authorized, 14,448 issued and outstanding at March 31, 2009 and December 31, 2008	13,384,229	13,335,752
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at March 31, 2009 and December 31, 2008	42,772	42,772
Common stock-warrants, 571,821 shares outstanding at March 31, 2009 and December 31, 2008	1,112,248	1,112,248
Unearned ESOP shares	(2,441,304)	(2,522,860)
Capital surplus	43,435,658	43,364,255
Retained deficit	(5,695,883)	(4,905,419)
Accumulated other comprehensive income	2,142,558	1,532,684

Total shareholders’ equity	51,980,278	51,959,432

Total liabilities and shareholders’ equity	$801,418,248	$715,182,823

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest income:
Loans, including fees	$6,137,229	$7,105,708
Securities available for sale, taxable	2,977,042	1,166,857
Securities available for sale, non-taxable	50,566	78,807
Federal funds sold	3,527	62,377
Other interest income	723	1,338
Total interest income	9,169,087	8,415,087
Interest expense:
Time deposits $100,000 and over	884,163	405,751
Other deposits	2,854,954	3,935,455
Other borrowings	1,043,866	837,604
Total interest expense	4,782,983	5,178,810

Net interest income	4,386,104	3,236,277

Provision for loan losses	2,135,000	463,000

Net interest income after provision for loan losses	2,251,104	2,773,277

Noninterest income:
Service charges on deposit accounts	9,577	9,557
Residential mortgage origination income	76,302	140,313
Gain on sale of securities available for sale	307,004	32,154
Gain (loss) on sale of real estate	(3,963)	20,520
Loss on sale of other real estate owned and repossessed assets	(35,741)	—
Other service fees and commissions	133,516	63,320
Bank owned life insurance	124,515	97,000
Impairment on nonmarketable equity securities	(75,000)	—
Other	7,746	5,204
Total noninterest income	543,956	368,068

Noninterest expense:
Salaries and employee benefits	1,971,104	2,115,149
Net occupancy	384,549	325,357
Furniture and equipment	215,598	157,525
Other operating	1,187,423	931,634

Total noninterest expense	3,758,674	3,529,665

Loss before income taxes	(963,614)	(388,320)

Income tax benefit	(334,000)	(155,000)

Net loss	$(629,614)	$(233,320)

Accretion of preferred stock to redemption value	48,477	—
Preferred dividends accrued	180,600	—
Net loss available to common shareholders	$(858,691)	$(233,320)

Loss per common share

Basic loss per share	$(0.21)	$(0.06)
Diluted loss per share	$(0.21)	$(0.06)
Weighted average common shares outstanding

Basic	4,044,186	4,068,512
Diluted	4,044,186	4,068,512

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the three months ended March 31, 2009 and 2008

(Unaudited)

									Accumulated
			Common			Unearned		Retained	other
	Common Stock		Stock	Preferred Stock		ESOP	Capital	Earnings	comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income	Total
Balance, December 31, 2007	4,277,176	$42,772	$—	—	$—	$(2,427,500)	$42,788,666	$49,164	$502,068	$40,955,170
Allocation of unearned ESOP shares							(13,298)			(13,298)
Stock based compensation expense							185,192			185,192
Guarantee of ESOP borrowings, net of current year repayments						(372,764)				(372,764)
Net loss								(233,320)		(233,320)
Other comprehensive income, net of taxes of $334,472									545,715	545,715
Comprehensive income										312,395
Balance, March 31, 2008	4,277,176	$42,772	$—	—	$—	$(2,800,264)	$42,960,560	$(184,156)	$1,047,783	$41,066,695

Balance, December 31, 2008	4,277,176	$42,772	$1,112,248	14,448	$13,335,752	$(2,522,860)	$43,364,255	$(4,905,419)	$1,532,684	$51,959,432
Allocation of unearned ESOP shares							(60,380)			(60,380)
Stock based compensation expense							131,783			131,783
Preferred stock, dividend paid								(112,373)		(112,373)
Accretion of discount on preferred stock					48,477			(48,477)		—
Repayment of Guarantee of ESOP borrowings						81,556				81,556
Net loss								(629,614)		(629,614)
Other comprehensive income, net of taxes of $373,795									609,874	609,874
Comprehensive loss										(19,740)
Balance, March 31, 2009	4,277,176	$42,772	$1,112,248	14,448	$13,384,229	$(2,441,304)	$43,435,658	$(5,695,883)	$2,142,558	$51,980,278

Consolidated Statements of Cash Flows

For the three months ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(629,614)	$(233,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,135,000	463,000
Depreciation and amortization expense	239,037	200,632
Discount accretion and premium amortization	465,509	(20,826)
Stock based compensation expense	131,783	185,192
Increase in deferred income tax	—	(351,018)
Proceeds from sale of residential mortgages	7,562,442	11,218,906
Disbursements for residential mortgages held-for-sale	(8,337,645)	(10,837,907)
Increase in accrued interest receivable	71,613	719,467
Increase in accrued interest payable	760,815	57,018
Increase in cash surrender value of life insurance	(124,515)	(97,000)
Loss (gain) from sale of real estate	3,963	(20,520)
Loss from sale of other real estate owned and repossessed assets	35,741	—
Gain from sale of securities available for sale	(307,004)	(32,154)
Other than temporary impairment on nonmarketable equity securities	75,000	—
Increase in other assets	(2,094)	(177,357)
Decrease in other liabilities	(10,040)	(13,182)
Net cash provided by operating activities	2,069,991	1,060,931
Cash flows from investing activities:
Purchases of nonmarketable equity securities	—	(135,200)
Purchases of securities available for sale	(149,728,338)	(9,511,187)
Proceeds from sales of securities available for sale	19,908,287	5,278,866
Proceeds from calls and maturities of securities available for sale	20,957,057	2,727,625
Net increase in loans receivable	(7,641,746)	(23,548,464)
Purchase of premises, furniture and equipment, net	(59,710)	(1,030,638)
Purchase of bank owned life insurance	—	(5,001,662)
Net cash used by investing activities	(116,564,450)	(31,220,660)
Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(1,158,766)	(9,602,313)
Net increase (decrease) in certificates of deposit and other time deposits	(5,186,594)	76,329,876
Proceeds from securities sold under agreements to repurchase	52,500,000	—
Repayments of securities sold under agreements to repurchase	—	(11,040,000)
Repayment of FHLB advances	—	(4,000,000)
Proceeds from FHLB advances	40,000,000	—
Proceeds from ESOP borrowings	—	472,500
Repayment of ESOP borrowings	(75,000)	(75,000)
Repayment of other borrowings	(615,837)	—
Decrease (increase) in unearned ESOP shares	21,176	(386,062)
Preferred stock- dividends payable	(112,373)	—
Net cash provided by financing activities	85,372,606	51,699,001
Net increase (decrease) in cash and cash equivalents	(29,121,853)	21,539,272
Cash and cash equivalents, beginning of period	42,846,797	2,669,957
Cash and cash equivalents, end of period	$13,724,944	$24,209,229

Cash paid during the period for:
Income taxes	$49,552	$—
Interest	$4,022,168	$5,006,408

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of March 31, 2009 and for the interim periods ended March 31, 2009 and 2008, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2008 Annual Report on Form 10-K.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”).  The Company operated as a development stage company from January 31, 2002 to October 5, 2003.  Tidelands Bank commenced business on October 6, 2003.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry and Beaufort counties in South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. On February 22, 2006, the Company formed Tidelands Statutory Trust I for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements. On June 20, 2008, the Company formed Tidelands Statutory Trust II for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements. As further discussed in Note 18, on December 19, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, Tidelands Bancshares, Inc. issued 14,448 preferred shares and 571,821warrants in return for $14.4 million in cash, to the U.S. Department of Treasury.

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

Securities Available for sale - Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account.  Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes.  Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

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

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio.  The allowance for loan losses represents an amount which the Company believes will be adequate to absorb probable losses on existing loans that may become uncollectible in the future.  The Company’s judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which the Company believes to be reasonable, but which may or may not prove to be accurate.  The Company’s determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the Company’s overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, the Company’s historical loan loss experience, and a review of specific problem loans.  The Company also considers subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Loans which are deemed to be uncollectible are charged off and deducted from the allowance.  The provision for loan losses and recoveries of loans previously charged off are added to the allowance. Our analysis in accordance with SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

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

Retirement Plan - The Company has a 401(k) profit sharing plan, which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank can make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation. Additionally, the Company maintains supplemental retirement plans for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. There are supplemental retirement plans in place for certain current employees.

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

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

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

Reclassifications - Certain captions and amounts in the 2008 financial statements were reclassified to conform to the 2009 presentation.

NOTE 3 — COMPREHENSIVE INCOME

The change in the components of other comprehensive income and related tax effects are as follows for the three months ended March 31, 2009 and 2008:

	2009	2008
Change in unrealized gains on securities available for sale	$1,290,673	$912,341
Reclassification adjustment for gains realized in net income during the period	(307,004)	(32,154)
Net change in unrealized gains on securities	983,669	880,187
Tax effect	(373,795)	(334,472)
Net-of-tax amount	$609,874	$545,715

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$—	$279,204,610	$—
Mortgage loans held for sale	—	1,016,703	—
Total	$—	$280,221,313	$—

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$16,883,692	$—
Other real estate owned	—	3,957,571	—
Total	$—	$20,841,263	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At March 31, 2009 and December 31, 2008, the bank had $1.4 million and $1.0 million on deposit with the Federal Reserve Bank to meet this requirement, respectively.  At March 31, 2009, the bank had $1.2 million in currency and cash on hand, $9.8 million in due from non-interest bearing balances and $2.7 million in due from interest bearing balances. At March 31, 2009, the Company maintained compensating balances totaling $100,000 with a correspondent bank.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2009
Government-sponsored enterprises	$49,594,882	$661,687	$—	$50,256,569
Mortgage-backed securities	221,607,674	2,906,923	18,274	224,496,323
Municipals	4,564,276	2,380	114,938	4,451,718
Total	$275,766,832	$3,570,990	$133,212	$279,204,610

December 31, 2008
Government-sponsored enterprises	$61,105,520	$1,109,228	$—	$62,214,748
Mortgage-backed securities	102,615,332	1,784,042	232,486	104,166,888
Municipals	5,594,891	4,547	211,223	5,388,215
Total	$169,315,743	$2,897,817	$443,709	$171,769,851

The amortized cost and estimated fair values of investment securities at March 31, 2009, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	13,996,807	14,183,565
Due after ten years	40,162,351	40,524,722
Subtotal	54,159,158	54,708,287
Mortgage-backed securities	221,607,674	224,496,323
Total Securities	$275,766,832	$279,204,610

At March 31, 2009 and December 31, 2008, investment securities with book values of $145,786,559 and $62,762,434 and market values of $147,903,001 and $64,093,923, respectively, were pledged as collateral for securities sold under agreements to repurchase and Federal Home Loan Bank advances. Gross proceeds from the sale of investment securities totaled $19,908,287 and $55,037,945 for the three months ending March 31, 2009 and twelve months ending December 31, 2008, respectively. The net realized gain on the sale of investment securities totaled $307,004 with no net realized losses resulting in a gross realized gain of $307,004 for the three months ending March 31, 2009. The net realized gain on the sale of investment securities totaled $633,070 with net realized losses of $123,697 resulting in a gross realized gain of $509,373 for the twelve months ending December 31, 2008.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008.

Securities available for sale:

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2009
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4,396,022	18,274	—	—	4,396,022	18,274
Municipals	3,912,196	114,938	—	—	3,912,196	114,938
	$8,308,218	$133,212	$—	$—	$8,308,218	$133,212

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2008
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	26,207,907	232,486	—	—	26,207,907	232,486
Municipals	4,781,488	211,223	—	—	4,781,488	211,223
	$30,989,395	$443,709	$—	$—	$30,989,395	$443,709

Securities classified as available for sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at March 31, 2009 and December 31, 2008. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $76,640 of stock in community bank holding companies for the period ending March 31, 2009. At December 31, 2008, the Company held $151,640 of stock in community bank holding companies. During the quarter, the Company wrote down $75,000 after a valuation analysis reflected an other than temporary impairment related to these non-marketable equity securities.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At March 31, 2009 and December 31, 2008, the Company’s investment in Federal Home Loan Bank stock was $5,908,900 and $3,655,500, respectively.

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

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended March 31, 2009 and December 31, 2008:

	2009	2008
Real estate - construction	$147,467,609	$161,298,108
Real estate - mortgage	286,093,538	268,499,717
Commercial and industrial	27,877,030	27,443,267
Consumer and other	5,057,053	4,935,890
Deferred origination fees, net	(157,363)	(209,765)
Total loans receivable, gross	466,337,867	461,967,217
Less allowance for loan loss	8,656,043	7,635,173
Total loans receivable, net	$457,681,824	$454,332,044

The composition of gross loans by rate type is as follows for the periods ended March 31, 2009 and December 31, 2008:

	2009	2008
Variable rate loans	$274,284,021	$262,145,232
Fixed rate loans	192,053,846	199,821,985
Total gross loans	$466,337,867	$461,967,217

Transactions in the allowance for loan losses are summarized below for the periods ended March 31, 2009 and 2008:

	2009	2008
Balance, beginning of period	$7,635,173	$4,158,324
Provision charged to operations	2,135,000	463,000
Net loan charge offs	(1,114,130)	(59,478)
Net loan recoveries	—	500
Balance, end of period	$8,656,043	$4,562,346
Gross loans outstanding, end of period	$466,337,867	$414,749,354

The following is a summary of information pertaining to impaired and nonaccrual loans at March 31, 2009 and December 31, 2008:

	2009	2008
Impaired loans without a valuation allowance	$10,859,185	$5,662,064
Impaired loans with a valuation allowance	6,024,507	5,819,495
Total impaired loans	$16,883,692	$11,481,559

Valuation allowance related to impaired loans	$2,756,490	$1,675,496
Average of impaired loans during the period	$17,236,031	$12,364,627
Total nonaccrual loans	$16,883,692	$11,481,559
Total loans past due 90 days and still accruing interest	$—	$—

The allowance for loan losses, as a percent of gross loans outstanding, was 1.86% and 1.10% for periods ending March 31, 2009 and 2008, respectively.  At March 31, 2009, the Bank had 41 loans totaling $16,883,692, or 3.62% of gross loans, in nonaccrual status.  At December 31, 2008, the Bank had 25 loans totaling $11,481,559, or 2.49% of gross loans, in nonaccrual status.  Furthermore, there were no loans contractually past due 90 days or more and still accruing interest at March 31, 2009 or December 31, 2008. During the period ending March 31, 2009, the Bank held property in other real estate owned totaling $3,957,571.  The Bank possessed $1,800,604 in other real estate owned during the period ending December

31, 2008. At March 31, 2009, the Bank had 41 impaired loans totaling $16,883,692 compared to $11,481,559 at December 31, 2008. Our analysis of SFAS No. 5, Accounting for Contingencies, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended March 31, 2009 and December 31, 2008:

	2009	2008
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	13,291,236	13,289,774
Furniture and equipment	4,024,839	4,014,591
Software	606,295	568,953
Construction in progress	281,116	278,802
Total	21,468,804	21,417,438
Less, accumulated depreciation	2,240,502	2,005,846
Premises, furniture and equipment, net	$19,228,302	$19,411,592

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $239,037 and $200,632, respectively. Construction in progress relates to the planned construction of an executive office building located at 830 Lowcountry Boulevard.

NOTE 9 - DEPOSITS

At March 31, 2009, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2009	$239,960,773
2010	68,024,713
2011	4,588,189
2012	872,272
2013	508,343
Thereafter	108,000

Total	$314,062,290

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of three obligations totaling $72.5 million at March 31, 2009. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%. On February 21, 2009, the Bank borrowed $52.5 million under a 60 day repurchase agreement at a fixed rate of 0.97%.  All repurchase agreements require quarterly interest only payments with principal and interest due on maturity.  The dollar amounts of securities underlying the agreements are book entry securities.  Available for sale securities with book values of $79,679,683 and $21,851,616 and fair values of $80,752,953 and $22,266,107 at March 31, 2009 and December 31, 2008, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended March 31, 2009 and December 31, 2008:

	2009	2008
Amount outstanding at period end	$72,500,000	$20,000,000
Average amount outstanding during the period	44,449,444	35,187,060
Maximum outstanding at any month-end	72,500,000	50,000,000
Weighted average rate paid at period-end	1.74%	3.76%
Weighted average rate paid during the period	2.22%	3.58%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 2.85% during the period ending March 31, 2009.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.  The Company has no current intention to exercise its right to defer payments of interest on the Trust I Securities.

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

NOTE 12 – ADVANCES FROM FEDERAL HOME LOAN BANK

Other borrowings are comprised of five advances totaling $100.8 million from the Federal Home Loan Bank (“FHLB”).   On September 17, 2007, the Bank borrowed $16.0 million under a five-year convertible advance at a fixed rate of 4.22%. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On January 21, 2009, the Bank borrowed $40.0 million under a three-year fixed advance at a rate of 2.35%. On February 5, 2009, the Bank borrowed $20.9 million under a nine-month fixed advance at a rate of 1.28%. On March 18, 2009, the Bank borrowed $14.9 million under a six-month fixed advance at a rate of 1.26%.  All advances require interest only payments with principal and interest due on maturity. The advances are collateralized by pledged FHLB stock and certain investment securities. At March 31, 2009, loans totaling $31.0 million were pledged as collateral at the FHLB.

FHLB advances are summarized as follows for the periods ended March 31, 2009 and December 31, 2008:

	2009	2008
Amount outstanding at period end	$100,800,000	$60,800,000
Average amount outstanding during the period	91,977,778	40,914,754
Maximum outstanding at any month-end	100,800,000	60,800,000
Weighted average rate at period-end	2.41%	2.71%
Weighted average rate during the period	2.55%	3.51%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2009 and 2008 are summarized below:

	2009	2008
Professional fees	$306,607	$229,297
Telephone expenses	47,561	34,873
Office supplies, stationery, and printing	28,704	36,251
Insurance	59,191	53,750
Postage	3,968	5,789
Data processing	125,967	93,762
Advertising and marketing	76,277	216,098
FDIC Insurance	240,000	75,000
Other	299,313	186,814
Total	$1,187,588	$931,634

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

Basic and diluted net income (loss) per share are computed below for the three months ended March 31, 2009 and 2008:

	2009	2008
Basic net income (loss) per share computation:
Net income (loss) available to common shareholders	$(858,691)	$(233,320)
Average common shares outstanding - basic	4,044,186	4,068,512
Basic net income (loss) per share	$(0.21)	$(0.06)
Diluted net income (loss) per share computation:
Net income available (loss) to common shareholders	$(858,691)	$(233,320)
Average common shares outstanding - basic	4,044,186	4,068,512
Incremental shares from assumed conversions:
Stock options	—	—
Average common shares outstanding - diluted	4,044,186	4,068,512
Diluted net income (loss) per share	$(0.21)	$(0.06)

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

As of March 31, 2009 and December 31, 2008, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at March 31, 2009 and December 31, 2008:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tidelands Bancshares, Inc.

March 31, 2009
Total capital (to risk-weighted assets)	$70,190,000	14.91%	$37,659,360	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	64,272,000	13.65%	18,829,680	4.00%	N/A	N/A
Tier 1 capital (to average assets)	64,272,000	8.41%	30,582,240	4.00%	N/A	N/A
December 31, 2008
Total capital (to risk-weighted assets)	$70,861,000	14.73%	$38,495,760	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	64,861,000	13.48%	19,247,880	4.00%	N/A	N/A
Tier 1 capital (to average assets)	64,861,000	9.39%	27,624,560	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2009 and December 31, 2008:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tidelands Bank

March 31, 2009
Total capital (to risk-weighted assets)	$58,193,000	12.39%	$37,586,330	8.00%	$46,982,920	10.00%
Tier 1 capital (to risk-weighted assets)	52,285,000	11.13%	18,793,170	4.00%	28,189,750	6.00%
Tier 1 capital (to average assets)	52,285,000	6.90%	30,302,880	4.00%	37,878,600	5.00%
December 31, 2008
Total capital (to risk-weighted assets)	$57,495,000	12.02%	$38,270,240	8.00%	$47,837,800	10.00%
Tier 1 capital (to risk-weighted assets)	51,495,000	10.77%	19,135,120	4.00%	28,702,680	6.00%
Tier 1 capital (to average assets)	51,495,000	7.49%	27,511,800	4.00%	34,389,750	5.00%

NOTE 17 - UNUSED LINES OF CREDIT

As of March 31, 2009, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $27.5 million.  These lines of credit are available on a one to 14 day basis for general corporate purposes.  In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $77.4 million at March 31, 2009.

NOTE 18 - SHAREHOLDERS’ EQUITY

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2009.

Amount
Commitments to extend credit	$31,710,868
Standby letters of credit	315,557
Total	$32,026,425

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  As of March 31, 2009, the ESOP has purchased 241,916 outstanding shares. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $74,118 for the quarter ended March 31, 2009.  At March 31, 2009, the ESOP has outstanding loans amounting to $2,525,000 at a variable rate of 2.25%.

NOTE 21 – RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank can make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were approximately $28,877 and $14,735, for the quarter ended March 31, 2009 and 2008, respectively.

The banking subsidiary has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  There was $118,146 expense related to the plan for the quarter ended March 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2009 compared to December 31, 2008 and the results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2008 Annual Report on Form 10-K.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited, to those described under “Risk Factors” in Item 1 of our 2008 Annual Report on Form 10-K and the following:

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

The following discussion describes our results of operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and also analyzes our financial condition as of March 31, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2009.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (the “EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the U.S. Treasury announced the creation of the Capital Purchase Program (the “CPP”) which encourages and allows financial institutions to build capital through the sale of senior preferred shares to the Treasury Department on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•                  The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

On December 19, 2008, as part of the CPP, we entered into the CPP Purchase Agreement with the Treasury Department under the CPP pursuant to which we sold 14,448 shares of our Series T Preferred Stock and the CPP Warrant to purchase 571,821 shares of our common stock for an aggregate purchase price of $14.4 million in cash.  The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the Federal Reserve before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.   The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $3.79 per share of the common stock.

We will participate in the TAGP and have not opted out of the DGP.

Results of Operations

Income Statement Review

Summary

Three months ended March 31, 2009 and 2008

Our net loss was approximately $630,000 for the three months ended March 31, 2009 compared to net loss of $233,000 for the same period ended March 31, 2008. Net loss before income tax benefit was $964,000 for the three months ended March 31, 2009 compared to a net loss before income tax benefit of $388,000 for the three months ended March 31, 2008.  The $575,000 increase in net loss before income tax benefit resulted from increases of $1.2 million in net interest income before provision for loan losses and a $176,000 increase in noninterest income offset by a $229,000 increase in noninterest expense.  Additionally, we recorded provisions for loan losses of $2.1 million and $463,000 for the three months ended March 31, 2009 and 2008, respectively.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the three months ended March 31, 2009, our loan portfolio increased $4.4 million from the year end balance.

Growth in our loan and investment portfolios, as well as losses incurred in our securities portfolios have created the need for a higher level of capital and the need to increase deposits and borrowings.  This strategy also resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At March 31, 2009, loans represented 58.2% of total assets, while securities and federal funds sold represented 35.6% of total assets. While we plan to continue our focus on increasing our loan portfolio, we also anticipate continuing to increase the size of our investment portfolio during the ongoing economic recession as loan demand softens and investment yields become more attractive.  No assurance can be given that we will be able to continue to increase loans or investments at the same growth rate as we have experienced in the past.

The current interest rate environment, which is low by historical measures, has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in a growing branch environment, which in turn allowed us to focus on growing our loan portfolio.  Recently, as our loan growth has slowed, we have begun to focus our efforts on obtaining retail deposits.  At March 31, 2009, retail deposits represented $253.0 million, or 34.0% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings.  Commercial deposits represented $27.2 million, or 3.6% of total funding, borrowings represented $190.3 million, or 25.5% of total funding, and wholesale out-of-market deposits represented $274.6 million, or 36.9% of total funding.

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

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the three months ended March 31, 2009 increased primarily because we had more interest-earning assets than interest-bearing liabilities.  For the three months ended March 31, 2009 and 2008, average interest-earning assets exceeded average interest-bearing liabilities by $20.6 million and $21.0 million, respectively.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin decreased during the three months ended March 31, 2009 when compared to the same period in 2008, as a result of the bank having less interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the three months ended March 31, 2009 and 2008 were 2.48% and 2.57%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2009 and 2008.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Three Months Ended March 31, 2009 and 2008

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended March 31, 2009 and 2008, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$1,416	$1	0.21%	$129	$1	4.12%
Federal funds sold	7,301	3	0.20%	7,844	62	3.16%
Taxable investment securities	239,282	2,977	5.05%	80,356	1,167	5.78%
Non-taxable investment securities	5,172	51	3.97%	8,016	79	3.91%
Loans receivable(2)	464,258	6,137	5.36%	403,771	7,106	7.00%
Total earning assets	$717,429	$9,169	5.18%	$500,116	$8,415	6.69%

Nonearning assets:
Cash and due from banks	$10,833			$3,697
Mortgages held for sale	999			735
Premises and equipment, net	19,355			18,161
Other assets	23,828			15,488
Allowance for loan losses	(7,888)			(4,427)
Total nonearning assets	47,127			33,654
Total assets	$764,556			$533,770

Interest-bearing liabilities:
Interest bearing transaction accounts	$45,485	$199	1.78%	$8,763	$39	1.75%
Savings & money market	184,148	766	1.69%	193,883	1,794	3.68%
Time deposits less than $100,000	222,497	1,889	3.44%	165,045	2,103	5.07%
Time deposits greater than $100,000	90,680	884	3.95%	34,131	406	4.73%
Junior subordinated debentures	14,434	205	5.75%	8,248	129	6.24%
Advances from FHLB	91,978	579	2.55%	26,187	275	4.17%
Securities sold under repurchase agreement	44,449	243	2.22%	39,543	390	3.92%
ESOP borrowings	2,588	15	2.29%	2,848	37	5.24%
Federal funds purchased	378	1	1.10%	479	6	5.07%
Other borrowings	178	2	3.87%	—	—	—%
Total interest-bearing liabilities	$696,815	$4,783	2.78%	479,127	$5,179	4.30%
Noninterest-bearing liabilities:
Demand deposits	11,393			11,272
Other liabilities	4,184			2,519
Shareholders’ equity	52,164			40,852

Total liabilities and shareholders’ equity	$764,556			$533,770
Net interest income		$4,386			$3,236
Net interest spread			2.40%			2.39%
Net interest margin			2.48%			2.57%

(1)  Annualized for the three month period.

(2)  Includes nonaccruing loans

During the three months ended March 31, 2009, the net interest spread increased while the net interest margin declined in comparison to the previous period in 2008.

Interest income for the three months ended March 31, 2009 was $9.2 million, consisting of $6.1 million on loans, $3.0 million on investments and interest bearing balances, and $3,000 on federal funds sold. Interest income for the three months ended March 31, 2008 was $8.4 million, consisting of $7.1 million on loans, $1.2 million on investments and interest bearing balances, and $62,000 on federal funds sold.   Interest and fees on loans represented 66.9% and 84.4% of total interest income for the three months ended March 31, 2009 and 2008, respectively. Income from investments, federal funds sold, and interest bearing balances represented 33.1% and 15.6% of total interest income for the three months ended March 31, 2009 and 2008, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  The increase in income from investments relates to our having higher balances in investments in an environment of slowing loan growth. Average loans represented 64.7% and 80.7% of average interest-earning assets for the three months ended March 31, 2009 and 2008, respectively.

Interest expense for the three months ended March 31, 2009 was $4.8 million, consisting of $3.7 million related to deposits, $243,000 related to securities sold under repurchase agreements, $205,000 related to junior subordinated debentures, $579,000 related to Federal Home Loan Bank (“FHLB”) advances, and $18,000 related to federal funds purchased, ESOP borrowings and other borrowings.  Interest expense for the three months ended March 31, 2008 was $5.2 million, consisting of $4.3 million related to deposits, $390,000 related to securities sold under repurchase agreements, $129,000 related to junior subordinated debentures, $275,000 related to FHLB advances, and $43,000 related to federal funds purchased and ESOP borrowings.  Interest expense on deposits for the three months ended March 31, 2009 and 2008 represented 78.2% and 83.8%, respectively, of total interest expense, while interest expense on other liabilities represented 21.8% and 16.2%, respectively, of total interest expense for the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2009, average interest-bearing liabilities were higher than the comparable period ended March 31, 2008 by $217.7 million.

Net interest income, the largest component of our income, was $4.4 million and $3.2 million for the three months ended March 31, 2009 and March 31, 2008, respectively.  The increase in 2009 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities. The approximately $1.2 million increase in net interest income for the three months ended March 31, 2009 compared to the same period in 2008 resulted from a $754,000 increase in interest income, plus a $396,000 million decrease in interest expense.

Our net interest spread was 2.40% for the three months ended March 31, 2009, compared to 2.39% for the three months ended March 31, 2008.  Our net interest margin for the three months ended March 31, 2009 was 2.48%, compared to 2.57% for the three months ended March 31, 2008.  During the first quarter of 2009, interest-earning assets averaged $717.4 million, compared to $500.1 million in the same quarter of 2008.  During the same periods, average interest-bearing liabilities were $696.8 million and $479.1 million, respectively.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended March 31, 2009 vs. March 31, 2008				Three Months Ended March 31, 2008 vs. March 31, 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$1,064	$(1,768)	$(265)	$(969)	$2,309	$(992)	$(371)	$946
Taxable investment securities	2,308	(167)	(330)	1,811	677	9	12	698
Non-taxable investment securities	(28)	—	—	(28)	22	—	—	22
Federal funds sold	(4)	(59)	4	(59)	(54)	(55)	19	(90)
Interest bearing balances	13	(1)	(13)	(1)	1	—	—	1
Total interest income	3,353	(1,995)	(604)	754	2,955	(1,038)	(340)	1,577

Interest expense
Deposits	1,523	(1,573)	(552)	(602)	1,644	(495)	(237)	912
Junior subordinated debentures	97	(13)	(9)	75	—	(10)	—	(10)
Advances from FHLB	690	(110)	(276)	304	82	(54)	(17)	11
Securities sold under repurchase agreements	48	(174)	(22)	(148)	413	(41)	(122)	250
Federal funds purchased	(1)	(5)	1	(5)	(19)	(2)	1	(20)
ESOP borrowings	(3)	(21)	2	(22)	—	—	38	38
Other borrowings	—	—	2	2	—	—	—	—
Total interest expense	2,354	(1,896)	(854)	(396)	2,120	(602)	(337)	1,181

Net interest income	$999	$(99)	$250	$1,150	$835	$(436)	$(3)	$396

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

Three Months Ended March 31, 2009 and 2008

Included in the statement of operations for the three months ended March 31, 2009 and 2008 is a noncash expense related to the provision for loan losses of $2.1 million and $463,000, respectively.  The increase in the allowance for the three months ended March 31, 2009 relates to our decision to increase the allowance in response to the deteriorating credit environment as evidenced by the increasing level of nonperforming assets. The allowance for loan losses was approximately $8.7 million and $4.6 million as of March 31, 2009 and 2008, respectively. The allowance for loan losses as a percentage of gross loans was 1.86% at March 31, 2009 and 1.10% at March 31, 2008. At March 31, 2009, we had 41 nonperforming loans totaling approximately $16.9 million. Net charge offs amounted to approximately $1.1 million for the three months ended March 31, 2009.

Noninterest Income

The following table sets forth information related to our noninterest income during the three months ended March 31, 2009 and 2008:

	2009	2008
	(in thousands)
Service fees on deposit accounts	$10	$10
Residential mortgage origination fees	65	128
Origination income on mortgage loans sold	11	13
Gain on sale of investment securities	307	32
Gain (loss) on sale of real estate, other real estate owned and repossessed assets	(40)	20
Other service fees and commissions	133	63
Bank owned life insurance	125	97
Impairment on nonmarketable equity securities	(75)	—
Other	8	5
Total noninterest income	$544	$368

Three Months Ended March 31, 2009 and 2008

Noninterest income for the three months ended March 31, 2009 was $544,000, compared to noninterest income of $368,000 during the same period in 2008.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $65,000 and $128,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease of $63,000 related primarily to a decrease in origination volume in the mortgage department.  We received $11,000 of origination income on mortgage loans sold for the three months ended March 31, 2009 compared to $13,000 for the same period in 2008. We anticipate that the level of mortgage origination fees will continue to decrease if the mortgage refinancing business declines due to deteriorating economic conditions.  Further, changes in state law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $10,000 for the three months ended March 31, 2009 and 2008. Similarly, other service fees, commissions, and the fee income received from customer non-sufficient fund transactions increased $70,000 to $133,000 for the three months ended March 31, 2009, when compared to the same period in 2008. The increase is attributed to the growing number of customers to whom we provide financial services.

An additional $125,000 and $97,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the three months ended March 31, 2009 and 2008, respectively. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $8,000 and $5,000 for the three months ended March 31, 2009 and 2008, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the three months ended March 31, 2009 and 2008:

	2009	2008
	(in thousands)
Salaries and benefits	$1,971	$2,115
Occupancy	384	325
Furniture and equipment expense	216	158
Professional fees	307	229
Advertising and marketing	76	216
Insurance	299	129
Data processing and related costs	126	94
Telephone	48	35
Postage	4	6
Office supplies, stationery and printing	29	36
Other	299	187
Total noninterest expense	$3,759	$3,530

Three Months Ended March 31, 2009 and 2008

We incurred noninterest expense of approximately $3.8 million for the three months ended March 31, 2009, compared to $3.5 million for the three months ended March 31, 2008.  The $229,000 increase in noninterest expense in 2009 compared to 2008 resulted from increases of $171,000 in insurance costs, $59,000 in occupancy expense, $58,000 in furniture and equipment expense, $77,000 in professional fees, $32,000 in data processing and related costs and $116,000 in other expenses, offset by decreases of $140,000 in marketing costs and $144,000 in salaries and employee benefits.

Salaries and employee benefits expense was approximately $2.0 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively.  These expenses represented 52.4% and 59.9% of our total noninterest expense for the three months ended March 31, 2009 and 2008, respectively.  The $144,000 decrease in salaries and employee benefits expense in 2009 compared to 2008 resulted from increases of $72,000 in higher benefits costs and payroll taxes offset by decreases of $72,000 in base compensation, $54,000 in stock based compensation and $90,000 in additional incentive compensation.

Data processing and related costs increased approximately $32,000, or 34.3%, for the three months ended March 31, 2009, compared to the same period in 2008.  These expenses were $126,000 and $94,000 for the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2009, our data processing costs for our core processing system were $95,000, compared to $72,000 for the three months ended March 31, 2008.

Income Tax Expense

Three Months Ended March 31, 2009 and 2008

Income tax benefit was approximately $334,000 for the three months ended March 31, 2009 compared to income tax benefit of $155,000 for the three months ended March 31, 2008.  Income taxes are based on effective tax rates of 34.7% and 40.0% for the three months ended March 31, 2009 and 2008, respectively.

Balance Sheet Review

General

At March 31, 2009, we had total assets of $801.4 million, consisting principally of $457.7 million in net loans, $1.0 million in mortgage loans held for sale, $285.2 million in investment securities, $19.2 million in net premises, furniture and equipment, and $13.7 million in cash and due from banks.  Our liabilities at March 31, 2009 totaled $749.4 million, consisting principally of $554.9 million in deposits, $72.5 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $100.8 million in FHLB advances and $2.5 million in borrowings related to the ESOP.  At March 31, 2009, our shareholders’ equity was $52.0 million.

Federal Funds Sold

At March 31, 2009, the Company maintained its liquidity position in a non-interest bearing account, which qualifies such funds as insured deposits under the Transaction Account Guarantee Program. Accordingly, the Bank did not have any short terms investments in federal funds sold on an overnight basis at March 31, 2009.  At December 31, 2008, our $40.4 million in short-term investments in federal funds sold on an overnight basis comprised 5.6% of total assets.

Investments

At March 31, 2009, the $279.2 million in our available for sale investment securities portfolio represented approximately 34.8% of our total assets compared to $171.8 million, or 24.0% of total assets, at December 31, 2008.  We held U.S. government agency securities, government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $279.2 million and an amortized cost of $275.8 million for a net unrealized gain of $3.4 million.  As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

Contractual maturities and yields on our investments at March 31, 2009 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	13,216	5.33%	37,041	5.54%	50,257	5.49%
Mortgage-backed securities	—	—%	—	—%	357	5.35%	224,139	4.89%	224,496	4.89%
Municipals	—	—%	—	—%	968	3.90%	3,484	3.98%	4,452	3.96%
Total	$—	—%	$—	—%	$14,541	5.21%	$264,664	4.97%	$279,205	4.97%

At March 31, 2009, our investments included government sponsored enterprises, which consist of securities issued by the Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $4.0 million, $4.0 million, $4.5 million, and $37.1 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $34.4 million, $3.3 million and $183.9 million, respectively. Municipals consist of securities issued by various different municipalities with an amortized cost of $4.6 million.

At March 31, 2009, the fair value of investments issued by the Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with was approximately $4.2 million, $4.0 million, $4.6 million, and $37.5 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $35.5 million, $3.4 million and $185.5 million, respectively. Municipals consist of securities issued by various different municipalities with a fair value of $4.5 million.

Other nonmarketable equity securities at March 31, 2009 consisted of FHLB stock with a cost of $5.9 million, and other investments of $76,640.

The amortized costs and the fair value of our investments at March 31, 2009 and December 31, 2008 are shown in the following table.

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
Government-sponsored enterprises	$49,595	$50,257	$61,106	$62,215
Mortgage-backed securities	221,608	224,496	102,615	104,167
Municipals	4,564	4,452	5,595	5,388
Total	$275,767	$279,205	$169,316	$171,770

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at March 31, 2009 and December 31, 2008 were $464.3 million and $433.6 million, respectively.  Gross loans outstanding at March 31, 2009 and December 31, 2008 were $466.3 million and $462.0 million, respectively.

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

The following table summarizes the composition of our loan portfolio at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$27,877	6.0%	$27,443	6.0%

Real Estate
Mortgage	286,093	61.4%	268,500	58.1%
Construction	147,468	31.6%	161,298	34.9%
Total real estate	433,561	93.0%	429,798	93.0%

Consumer
Consumer	5,057	1.1%	4,936	1.1%

Deferred origination fees, net	(157)	(0.1)%	(210)	(0.1)%

Total gross loans, net of deferred fees	466,338	100.00%	461,967	100.00%
Less – allowance for loan losses	(8,656)		(7,635)
Total loans, net	$457,682		$454,332

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2009:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$16,602	$9,333	$1,942	$27,877
Real estate	169,745	199,108	64,708	433,561
Consumer	1,678	2,747	632	5,057
Deferred origination fees, net	(22)	(132)	(3)	(157)
Total gross loans, net of deferred fees	$188,003	$211,056	$67,279	$466,338

Gross loans maturing after one year with:
Fixed interest rates				$155,759
Floating interest rates				122,711
Total				$278,470

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

More specifically, in determining our allowance for loan loss, we review loans for specific and impaired reserves based on current appraisals less estimated closing costs. General and unallocated reserves are determined using historical loss trends applied to risk rated loans grouped by FDIC call report classification code.  The general and unallocated reserves are calculated by applying the appropriate historical loss ratio to the loan categories grouped by risk rating (pass, special mention, substandard and doubtful). The quantitative value of the qualitative factors, as described below, is then applied to this amount to estimate the general and unallocated reserve for the specific loans within this rating category and particular loan category. Impaired loans are excluded from this analysis. The sum of all such amounts determines our general and unallocated reserves.

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

After risk grading each loan, we then use twelve qualitative factors to analyze the trends in the portfolio. These twelve factors include both internal and external factors.  The internal factors considered are the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current non-accrual and problem loan trends, the quality of our loan review system, and other factors which include collateral, loan to value ratio, and policy exceptions.  The external factors considered are the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources.  A quantitative value is assigned to each of the twelve internal and external factors, which, when added together, creates a net qualitative weight.  The net qualitative weight is then added to the minimum loss ratio.  Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio.  As a result, an increased loss ratio will result in a higher allowance for loan loss.  For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant).  Similarly, positive trends in the loan portfolio, such as an improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight (assuming all other qualitative factors remain constant).  These factors are reviewed and updated by the bank’s Risk Management Committee on a quarterly basis to arrive at a consensus for our qualitative adjustments.

We then create a loss range by applying average historical industry loss rates for the last 18 years to determine the level of the allowance for loan and lease losses on the non-impaired loans in the portfolio.  We utilize an 18 year time frame, as we believe it includes numerous complete economic cycles.  As such, we consider the time frame long enough to include both favorable and problematic industry trends relevant in determining historical loss rates.  The resulting unadjusted historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the historical loss factor.  The historical loss factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below.

Separately, we review all impaired loans individually to determine a specific allocation for each. In our assessment of impaired loans, we consider the primary source of repayment when determining whether loans are collateral dependent or not.

Periodically, we adjust the amount of the allowance based on changing circumstances.  We recognize loan losses to the allowance and add subsequent recoveries back to the allowance for loan losses.  In addition, on a quarterly basis we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles for the institutions.  We would only consider further adjustments to our allowance for loan losses based on this peer review if our allowance was significantly different from our peer group.  To date, we have not made any such adjustment.  There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2009 and 2008.

	2009	2008
	(dollars in thousands)
Balance, beginning of year	$7,635	$4,158
Charge offs, Commercial and Industrial	(9)	(60)
Charge offs, Real Estate Mortgage	(270)	—
Charge offs, Real Estate Construction	(830)	—
Charge offs, Consumer	(5)	—
Recoveries	—	1
Provision for loan losses	2,135	463
Balance, end of year	$8,656	$4,562

Total loans outstanding at end of period	$466,338	$414,749
Allowance for loan losses to gross loans	1.86%	1.10%
Net charge-offs to average loans	0.24%	0.01%

Nonperforming Assets

The following table sets forth our nonperforming assets for the three months ended March 31, 2009 and December 31, 2008:

	2009	2008
	(dollars in thousands)
Nonaccrual loans	$16,884	$11,482
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	—	—
Total impaired loans	16,884	11,482
Other real estate owned	3,957	1,801
Total nonperforming assets	$20,841	$13,283

Nonperforming assets to total assets	2.60%	1.86%

The bank had 41 nonperforming loans at March 31, 2009, totaling $16.9 million and 25 nonperforming assets totaling $11.5 million at December 31, 2008.  Of this amount it is anticipated that 33 loans totaling approximately $14.6 million will move to other real estate owned through foreclosure or through the bank’s acceptance of a deed in lieu of foreclosure.  An additional four loans amounting to approximately $2.1 million are expected to be paid in full, and four loans totaling approximately $178,000 will be refinanced either through the bank or elsewhere.  At March 31, 2009 and December 31, 2008, the allowance for loan losses was $8.7 million and $7.6 million, respectively, or 1.86% and 1.65%, respectively, of outstanding loans.

Included in non-performing loans at March 31, 2009 are $1.7 million in residential properties, representing approximately 9.9%of the bank’s nonperforming loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on non-performing loans.  In the process of estimating collateral values for non-performing loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

 As of March 31, 2009, we had 70 loans with a current principal balance of $34.3 million on the watch list compared to 59 loans with a current principal balance of $22.9 million at December 31, 2008. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either move it to “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $3.3 million at March 31, 2009, compared to $12.4 million at December 31, 2008. At March 31, 2009, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  In addition, the bank held $3.9 million and $1.8 million in other real estate owned at the period ending March 31, 2009 and December 30, 2008, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to obtain a portion of money market and certificates of deposits from outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for similar deposit products in our local market.  We also utilize wholesale deposits in certain instances to obtain deposits with more favorable maturities than are readily available in our local market.  We anticipate that the ratio of wholesale deposits to total deposits will decline as our full service banking offices mature.  The amount of wholesale deposits was $274.6 million, or 49.5% of total deposits, at March 31, 2009, and $284.1 million, or 50.6% of total deposits, at December 31, 2008.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 84.0% and 82.3% at March 31, 2009 and December 31, 2008, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009		December 31, 2008
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$11,393	—%	$12,272	—%
Interest bearing demand deposits	45,485	1.78%	28,576	2.53%
Savings and money market accounts	184,148	1.69%	173,471	2.77%
Time deposits less than $100,000	222,497	3.44%	203,217	4.24%
Time deposits greater than $100,000	90,680	3.95%	63,180	4.17%
Total deposits	$554,203	2.74%	$480,716	3.49%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Three months or less	$46,973	$17,243
Over three through six months	29,748	43,867
Over six though twelve months	3,233	17,514
Over twelve months	15,120	14,201
Total	$95,074	$92,825

The increase in time deposits of $100,000 or more for the three months ended March 31, 2009 compared to year end 2008 resulted from our funding the growth of the bank with a variety of deposit products, including retail time deposits.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2009 and the year ended December 31, 2008, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average
	Ending	End	End	for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the three months ended March 31, 2009:
Securities sold under agreement to repurchase	$72,500	1.74%	$72,500	$44,449	2.22%
Junior subordinated debentures	14,434	5.67%	14,434	14,434	5.75%
Advances from FHLB	100,800	2.41%	100,800	91,978	2.55%
Federal funds purchased	—	—%	—	378	1.10%
ESOP borrowings	2,525	2.25%	2,600	2,588	2.29%
Other borrowings	—	—%	—	178	3.87%

At or for the year ended December 31, 2008:
Securities sold under agreement to repurchase	$20,000	3.76%	$50,000	$35,187	3.58%
Junior subordinated debentures	14,434	6.98%	14,434	11,493	6.30%
Advances from FHLB	60,800	2.71%	60,800	40,915	3.51%
Federal funds purchased	—	—%	2,963	187	4.25%
ESOP borrowings	2,600	2.25%	2,900	2,774	4.17%
Other borrowings	616	4.25%	616	220	5.53%

Capital Resources

Total shareholders’ equity was $52.0 million at March 31, 2009 and $52.0 million at December 31, 2008.  Any difference is attributable to the amount of preferred stock dividend paid of $112,373, additional paid in capital related to the ESOP of $60,380, an increase in the guarantee of ESOP borrowings of $81,556, net of current year reductions, an increase of $609,874 in the fair value of available for sale securities and stock-based compensation expense of $131,783, net of the loss of $629,614 for the quarter ended March 31, 2009. Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
Return on average assets	(0.33)%	(0.81)%
Return on average equity	(4.90)%	(12.40)%
Equity to assets ratio	6.82%	6.50%

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

The following table sets forth the company’s various capital ratios at March 31, 2009 and December 31, 2008.  For all periods, the company was considered “well capitalized.”

	March 31,	December 31,
	2009	2008
Tidelands Bancshares, Inc.
Leverage ratio	8.41%	9.39%
Tier 1 risk-based capital ratio	13.65%	13.48%
Total risk-based capital ratio	14.91%	14.73%

The following table sets forth the bank’s various capital ratios at March 31, 2009 and December 31, 2008.  For all periods, the bank was considered “well capitalized.”

	March 31,	December 31,
	2009	2008
Tidelands Bank
Leverage ratio	6.90%	7.49%
Tier 1 risk-based capital ratio	11.13%	10.77%
Total risk-based capital ratio	12.39%	12.02%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2009, unfunded commitments to extend credit were $32.0 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2009, there were commitments totaling approximately $316,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 58.8% of our loans were variable rate loans at March 31, 2009 and 85.2% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.   While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2009 and December 31, 2008, our liquid assets, which consist of cash and due from banks, amounted to $13.7 million and $42.8 million, or 1.7% and 6.0% of total assets, respectively.  Our available for sale securities at March 31, 2009 and December 31, 2008 amounted to $279.2 million and $171.8 million, or 34.8% and 24.0% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $147.9 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During the previous year, as a result of historically low rates that were being earned on short-term investments, we chose to maintain a lower than normal level of short-term securities.  In addition, we maintain four federal funds purchased lines of credit with correspondent banks totaling $27.5 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.  At March 31, 2009, we had $100.8 million in total advances and letters of credit from the FHLB with an excess lendable collateral value of approximately $3.5 million.

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

The following table sets forth information regarding our rate sensitivity, as of March 31, 2009, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)

Interest-earning assets:
Federal funds sold	$—	$—	$—	$—	$—
Investment securities	31,736	83,393	94,620	69,456	279,205
Loans	278,866	31,148	107,476	48,848	466,338
Total interest-earning assets	$310,602	$114,541	$202,096	$118,304	$745,543

Interest-bearing liabilities:
Money market and NOW	$219,836	$—	$—	$—	$219,836
Regular savings	9,608	—	—	—	9,608
Time deposits	140,653	156,090	16,706	613	314,062
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	52,500	—	10,000	10,000	72,500
Advances from Federal Home Loan Bank	—	35,800	56,000	9,000	100,800
ESOP borrowings	2,525	—	—	—	2,525
Total interest-bearing liabilities	$433,370	$191,890	$82,706	$25,799	$733,765

Period gap	$(122,768)	$(77,349)	$119,390	$92,505	$11,778
Cumulative gap	$(122,768)	$(200,117)	$(80,727)	$11,778	$11,778

Ratio of cumulative gap to total earning assets	(16.47)%	(26.84)%	(10.83)%	1.58%	1.58%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

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

Date: May 15, 2009	By:	/s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.