Form 10-Q
period 2009-06-30
TIDELANDS BANCSHARES INC
filed 2009-08-14
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of August 7, 2009.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$18,401,911	$2,471,797
Federal funds sold	—	40,375,000
Total cash and cash equivalents	18,401,911	42,846,797
Securities available for sale	287,837,131	171,769,851
Nonmarketable equity securities	5,938,900	3,807,140
Total securities	293,776,031	175,576,991
Mortgage loans held for sale	1,831,581	241,500
Loans receivable	471,308,448	461,967,217
Less allowance for loan losses	9,605,982	7,635,173
Loans, net	461,702,466	454,332,044
Premises, furniture and equipment, net	19,000,984	19,411,592
Accrued interest receivable	3,149,011	3,337,660
Bank owned life insurance	13,587,788	13,335,170
Other assets	12,246,957	6,101,069
Total assets	$823,696,729	$715,182,823

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$13,812,902	$12,133,098
Interest-bearing transaction accounts	45,149,759	46,987,209
Savings and money market	209,751,339	182,856,286
Time deposits $100,000 and over	99,084,184	92,825,486
Other time deposits	214,312,341	226,423,397
Total deposits	582,110,525	561,225,476

Securities sold under agreements to repurchase	72,500,000	20,000,000
Junior subordinated debentures	14,434,000	14,434,000
Advances from Federal Home Loan Bank	100,800,000	60,800,000
ESOP borrowings	2,450,000	2,600,000
Other borrowings	—	615,837
Accrued interest payable	2,165,846	2,841,473
Other liabilities	1,630,027	706,605
Total liabilities	776,090,398	663,223,391

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1,000 par value, 10,000,000 shares authorized, 14,448 issued and outstanding at June 30, 2009 and December 31, 2008	13,432,706	13,335,752
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at June 30, 2009 and December 31, 2008	42,772	42,772
Common stock-warrants, 571,821 shares outstanding at June 30, 2009 and December 31, 2008	1,112,248	1,112,248
Unearned ESOP shares	(2,363,032)	(2,522,860)
Capital surplus	43,505,292	43,364,255
Retained deficit	(9,401,168)	(4,905,419)
Accumulated other comprehensive income	1,277,513	1,532,684
Total shareholders’ equity	47,606,331	51,959,432
Total liabilities and shareholders’ equity	$823,696,729	$715,182,823

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the six and three months ended June 30, 2009 and 2008

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$12,486,519	$13,783,616	$6,349,290	$6,677,908
Securities available for sale, taxable	4,901,260	2,481,591	1,924,218	1,314,734
Securities available for sale, non-taxable	95,657	149,486	45,091	70,679
Federal funds sold	4,129	187,876	602	125,499
Other interest income	2,056	1,914	1,333	576
Total interest income	17,489,621	16,604,483	8,320,534	8,189,396
Interest expense:
Time deposits $100,000 and over	1,785,937	951,913	901,774	546,163
Other deposits	5,494,381	7,526,942	2,639,427	3,591,487
Other borrowings	2,165,968	1,503,883	1,122,102	666,278
Total interest expense	9,446,286	9,982,738	4,663,303	4,803,928
Net interest income	8,043,335	6,621,745	3,657,231	3,385,468

Provision for loan losses	7,605,000	777,000	5,470,000	314,000
Net interest income after provision for loan losses	438,335	5,844,745	(1,812,769)	3,071,468

Noninterest income:
Service charges on deposit accounts	20,283	18,312	10,706	8,755
Residential mortgage origination income	261,408	280,128	185,107	139,814
Gain on sale of securities available for sale	590,683	32,154	283,679	—
Other service fees and commissions	270,310	149,935	136,793	86,616
Bank owned life insurance	252,619	226,229	127,939	129,229
Impairment on nonmarketable equity securities	(76,640)	—	(1,640)	—
Other	22,188	38,137	54,146	12,413
Total noninterest income	1,340,851	744,895	796,730	376,827
Noninterest expense:
Salaries and employee benefits	4,016,672	4,404,340	2,045,568	2,289,191
Net occupancy	780,994	659,784	396,445	334,427
Furniture and equipment	428,923	334,099	213,325	176,574
Other operating	2,785,419	2,006,696	1,597,831	1,075,063
Total noninterest expense	8,012,008	7,404,919	4,253,169	3,875,255

Loss before income taxes	(6,232,822)	(815,279)	(5,269,208)	(426,960)
Income tax benefit	(2,127,000)	(350,480)	(1,793,000)	(195,480)
Net loss	(4,105,822)	(464,799)	(3,476,208)	(231,480)
Accretion of preferred stock to redemption value	96,954	—	48,477	—
Preferred dividends accrued	363,207	—	182,607	—
Net loss available to common shareholders	$(4,565,983)	$(464,799)	$(3,707,292)	$(231,480)
Loss per common share
Basic loss per share	$(1.13)	$(0.12)	$(0.92)	$(0.06)
Diluted loss per share	$(1.13)	$(0.12)	$(0.92)	$(0.06)

Weighted average common shares outstanding
Basic	4,044,186	4,056,416	4,044,186	4,044,186
Diluted	4,044,186	4,056,416	4,044,186	4,044,186

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the six months ended June 30, 2009 and 2008

(Unaudited)

	Common Stock		Common Stock	Preferred Stock		Unearned ESOP	Capital	Retained Earnings	Accumulated other comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income	Total
Balance, December 31, 2007	4,277,176	$42,772	$—	—	$—	$(2,427,500)	$42,788,666	$49,164	$502,068	$40,955,170
Allocation of unearned ESOP shares							(32,788)			(32,788)
Stock based compensation expense							362,166			362,166
Guarantee of ESOP borrowings, net of current year repayments						(293,840)				(293,840)
Net loss								(464,799)		(464,799)
Other comprehensive loss, net of taxes of $592,718									(967,065)	(967,065)
Comprehensive loss										(1,431,864)
Balance, June 30, 2008	4,277,176	$42,772	$—	—	$—	$(2,721,340)	$43,118,044	$(415,635)	$(464,997)	$39,558,844

Balance, December 31, 2008	4,277,176	$42,772	$1,112,248	14,448	$13,335,752	$(2,522,860)	$43,364,255	$(4,905,419)	$1,532,684	$51,959,432
Allocation of unearned ESOP shares							(118,889)			(118,889)
Stock based compensation expense							259,926			259,926
Preferred stock, dividend paid								(292,973)		(292,973)
Accretion of discount on preferred stock					96,954			(96,954)		—
Repayment of Guarantee of ESOP borrowings						159,828				159,828
Net loss								(4,105,822)		(4,105,822)
Other comprehensive loss, net of taxes of $156,395									(255,171)	(255,171)
Comprehensive loss										(4,360,993)
Balance, June 30, 2009	4,277,176	$42,772	$1,112,248	14,448	$13,432,706	$(2,363,032)	$43,505,292	$(9,401,168)	$1,277,513	$47,606,331

Consolidated Statements of Cash Flows

For the six months ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(4,105,822)	$(464,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	7,605,000	777,000
Depreciation and amortization expense	477,194	412,828
Discount accretion and premium amortization	2,420,033	(32,569)
Stock based compensation expense	259,926	362,166
Increase in deferred income tax	—	(546,498)
Proceeds from sale of residential mortgages	21,740,707	21,503,185
Disbursements for residential mortgages held-for-sale	(23,330,788)	(20,732,352)
Increase in accrued interest receivable	188,649	114,150
Increase (decrease) in accrued interest payable	(675,627)	164,567
Increase in cash surrender value of life insurance	(252,619)	(226,229)
Loss (gain) from sale of real estate	3,963	(20,453)
Gain from sale of other real estate owned and repossessed assets	(3,728)	(2,898)
Gain from sale of securities available for sale	(590,683)	(32,154)
Other than temporary impairment on nonmarketable equity securities	76,640	—
Increase in other assets	(2,220,548)	(443,457)
Decrease in other liabilities	923,422	363,965
Net cash provided by operating activities	2,515,719	1,196,452
Cash flows from investing activities:
Purchases of nonmarketable equity securities	—	(135,200)
Purchases of securities available for sale	(262,046,270)	(43,160,893)
Proceeds from sales of securities available for sale	46,580,944	5,278,866
Proceeds from calls and maturities of securities available for sale	94,948,730	3,775,414
Net increase in loans receivable	(18,740,638)	(41,808,964)
Purchase of premises, furniture and equipment, net	(70,549)	(2,240,517)
Purchase of bank owned life insurance	—	(5,001,662)
Net cash used by investing activities	(139,327,783)	(83,292,956)
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	26,737,407	(27,832,667)
Net increase (decrease) in certificates of deposit and other time deposits	(5,852,358)	126,530,798
Proceeds from securities sold under agreements to repurchase	52,500,000	—
Repayments of securities sold under agreements to repurchase	—	(11,040,000)
Repayment of FHLB advances	—	(4,000,000)
Proceeds from FHLB advances	40,000,000	—
Proceeds from junior subordinated debentures	—	6,186,000
Proceeds from ESOP borrowings	—	472,500
Repayment of ESOP borrowings	(150,000)	(150,000)
Proceeds from other borrowings	—	176,047
Repayment of other borrowings	(615,837)	—
Decrease (increase) in unearned ESOP shares	40,939	(326,628)
Preferred stock- dividends payable	(292,973)	—
Net cash provided by financing activities	112,367,178	90,016,050
Net increase (decrease) in cash and cash equivalents	(24,444,886)	7,919,546
Cash and cash equivalents, beginning of period	42,846,797	2,669,957
Cash and cash equivalents, end of period	$18,401,911	$10,589,503

Cash paid during the period for:
Income taxes	$121,582	$—
Interest	$10,121,913	$9,545,067

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of June 30, 2009 and for the interim periods ended June 30, 2009 and 2008, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2008 Annual Report on Form 10-K.

For the second quarter of 2009, the Company evaluated subsequent events through August 14, 2009. Since SFAS No. 165 requires only additional disclosures concerning subsequent events, adoption of the standard did not affect the Company’s financial condition, results of operations or cash flows.

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

Loans are defined as impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans are subject to these criteria except for smaller balance homogeneous loans that are collectively evaluated for impairment and loans measured at fair value or at the lower of cost or fair value.  The Company considers its consumer installment portfolio, credit card loans, and home equity lines as such exceptions.  Therefore, the real estate and commercial loan portfolios are primarily affected by these statements.

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

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio.  The allowance for loan losses represents an amount which the Company believes will be adequate to absorb probable losses on existing loans that may become uncollectible in the future.  The Company’s judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which the Company believes to be reasonable, but which may or may not prove to be accurate.  The Company’s determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the Company’s overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, the Company’s historical loan loss experience, and a review of specific problem loans.  The

Company also considers subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Loans which are deemed to be uncollectible are charged off and deducted from the allowance.  The provision for loan losses and recoveries of loans previously charged off are added to the allowance. Our analysis in accordance with generally accepted accounting principles (GAAP) indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

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

Stock Option Expense - On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company.  The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant and vest based on continued service with the Company for a specified period, generally two to five years following the date of grant.  The per-

share exercise price of stock options granted is determined by a committee appointed by the Board of Directors.  The expiration date of any option may not be greater than 10 years from the date of grant.  Options that expire, unexercised or are forfeited become available for reissuance.

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

Changes in the valuation account of securities available for sale, including the deferred tax effects, are considered noncash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the consolidated financial statements.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased

Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available for sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its second quarter 10-Q.  The staff positions had no material impact on the financial statements.  Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  See Note 1 for Management’s evaluation of subsequent events.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

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

NOTE 3 – COMPREHENSIVE INCOME

The change in the components of other comprehensive income and related tax effects are as follows for the six and three months ended June 30, 2009 and 2008:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Change in unrealized gains (losses) on securities available for sale	$179,117	$(1,527,629)	$(1,111,556)	$(2,439,970)
Reclassification adjustment for gains realized in net income	(590,683)	(32,154)	(283,679)	—
Net change in unrealized gains (losses) on securities	(411,566)	(1,559,783)	(1,395,235)	(2,439,970)
Tax effect	156,395	592,718	530,190	927,190
Net-of-tax amount	$(255,171)	$(967,065)	$(865,045)	$(1,512,780)

NOTE 4 - FAIR VALUE MEASUREMENTS

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

Securities - The fair values of securities available for sale equal the carrying amounts, which are the quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Mortgage Loans Held for Sale - The carrying value for mortgage loans held for sale is a reasonable estimate for fair value considering the short time these loans are carried on the books.  Management determined that only minor fluctuations occurred in fixed rate mortgage loans held for sale; therefore the carrying amount approximates fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$18,401,911	$18,401,911	$2,471,797	$2,471,797
Federal funds sold	—	—	40,375,000	40,375,000
Securities available for sale	287,837,131	287,837,131	171,769,851	171,769,851
Mortgage loans held for sale	1,831,581	1,831,581	241,500	241,500
Nonmarketable equity securities	5,938,900	5,938,900	3,807,140	3,807,140
Loans receivable	471,308,448	478,470,448	461,967,217	472,328,217
Accrued interest receivable	3,149,011	3,149,011	3,337,660	3,337,660

Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	$268,714,000	$276,352,000	$241,976,593	$241,976,593
Certificates of deposit and other time deposits	313,396,525	317,324,525	319,248,883	327,521,000
Securities sold under agreements to repurchase	72,500,000	72,500,000	20,000,000	21,497,856
Junior subordinated debentures	14,434,000	14,434,000	14,434,000	14,434,000
Advances from Federal Home Loan Bank	100,800,000	100,028,000	60,800,000	62,021,000
Accrued interest payable	2,165,846	2,165,846	2,841,473	2,841,473
ESOP borrowings	2,450,000	2,450,000	2,600,000	2,600,000
Other borrowings	—	—	615,837	615,837

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$26,209,868	$—	$31,750,422	$—
Letters of credit	514,405	—	761,765	—

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investment securities	$—	$287,837,131	$—
Mortgage loans held for sale	—	1,831,581	—
Total	$—	$289,668,712	$—

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$11,611,355	$—
Other real estate owned	—	5,565,821	—
Total	$—	$17,177,176	$—

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At June 30, 2009 and December 31, 2008, the Bank had $1.5 million and $1.0 million on deposit with the Federal Reserve Bank to meet this requirement, respectively.  At June 30, 2009, the Bank had $1.1 million in currency and cash on hand, $12.5 million in due from non-interest bearing balances and $4.8 million in due from interest bearing balances. At June 30, 2009, the Company maintained compensating balances totaling $100,000 with a correspondent bank.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2009
Government-sponsored enterprises	$48,335,718	$102,589	$496,076	$47,942,231
Mortgage-backed securities	231,824,814	3,153,705	649,125	234,329,394
Municipals	5,634,057	8,290	76,841	5,565,506
Total	$285,794,589	$3,264,584	$1,222,042	$287,837,131

December 31, 2008
Government-sponsored enterprises	$61,105,520	$1,109,228	$—	$62,214,748
Mortgage-backed securities	102,615,332	1,784,042	232,486	104,166,888
Municipals	5,594,891	4,547	211,223	5,388,215
Total	$169,315,743	$2,897,817	$443,709	$171,769,851

The amortized cost and estimated fair values of investment securities at June 30, 2009, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,993,521	2,966,634
Due after ten years	50,976,254	50,541,103
Subtotal	53,969,775	53,507,737
Mortgage-backed securities	231,824,814	234,329,394
Total Securities	$285,794,589	$287,837,131

At June 30, 2009 and December 31, 2008, investment securities with book values of $112,189,604 and $62,762,434 and market values of $114,109,371 and $64,093,923, respectively, were pledged as collateral for securities sold under agreements to repurchase and Federal Home Loan Bank advances. Gross proceeds from the sale of investment securities totaled $46,580,944 and $55,037,945 for the six months ending June 30, 2009 and twelve months ending December 31, 2008, respectively. The gross realized gain on the sale of investment securities totaled $606,598 with gross realized losses of $15,915 resulting in a net realized gain of $590,683 for the six months ending June 30, 2009. The gross realized gain on the sale of investment securities totaled $633,070 with gross realized losses of $123,697 resulting in a net realized gain of $509,373 for the twelve months ended December 31, 2008.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.

Securities available for sale:

	Less than
	Twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
June 30, 2009
Government-sponsored enterprises	$26,724,628	$496,076	$—	$—	$26,724,628	$496,076
Mortgage-backed securities	67,502,049	649,125	—	—	67,502,049	649,125
Municipals	3,459,924	76,841	—	—	3,459,924	76,841
	$97,686,601	$1,222,042	$—	$—	$97,686,601	$1,222,042

	Less than
	Twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2008
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	26,207,907	232,486	—	—	26,207,907	232,486
Municipals	4,781,488	211,223	—	—	4,781,488	211,223
	$30,989,395	$443,709	$—	$—	$30,989,395	$443,709

Securities classified as available for sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at June 30, 2009 and December 31, 2008. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell those securities before recovery of its amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $75,000 of stock in community bank holding companies as of June 30, 2009. At December 31, 2008, the Company held $151,640 of stock in community bank holding companies. During the first quarter of 2009, the Company wrote down $75,000 after a valuation analysis reflected an other than temporary impairment related to these non-marketable equity securities and wrote down an additional $1,640 during the second quarter of 2009.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At June 30, 2009 and December 31, 2008, the Company’s investment in Federal Home Loan Bank stock was $5,863,900 and $3,655,500, respectively.

The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). This review is based on guidance provided in FASB Staff Position Nos. SFAS 115-1-2 and SFAS 124-1-2, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment and this basis is not adjusted for subsequent recoveries in fair value.

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended June 30, 2009 and December 31, 2008:

	2009	2008
Real estate - construction	$142,612,853	$161,298,108
Real estate - mortgage	297,119,726	268,499,717
Commercial and industrial	26,418,956	27,443,267
Consumer and other	5,277,237	4,935,890
Deferred origination fees, net	(120,324)	(209,765)
Total loans receivable, gross	471,308,448	461,967,217
Less allowance for loan losses	9,605,982	7,635,173
Total loans receivable, net	$461,702,466	$454,332,044

The composition of gross loans by rate type is as follows for the periods ended June 30, 2009 and December 31, 2008:

	2009	2008
Variable rate loans	$276,335,797	$262,145,232
Fixed rate loans	194,972,651	199,821,985
Total gross loans	$471,308,448	$461,967,217

Transactions in the allowance for loan losses are summarized below for the periods ended June 30, 2009 and 2008:

	2009	2008
Balance, beginning of period	$7,635,173	$4,158,324
Provision charged to operations	7,605,000	777,000
Net loan charge offs	(5,645,203)	(172,659)
Net loan recoveries	11,012	500
Balance, end of period	$9,605,982	$4,763,165
Gross loans outstanding, end of period	$471,308,448	$432,986,674

The following is a summary of information pertaining to impaired and nonaccrual loans at June 30, 2009 and December 31, 2008:

	2009	2008
Impaired loans without a valuation allowance	$9,760,787	$5,662,064
Impaired loans with a valuation allowance	1,850,568	5,819,495
Total impaired loans	$11,611,355	$11,481,559

Valuation allowance related to impaired loans	$592,543	$1,675,496
Average of impaired loans during the period	$14,128,629	$12,364,627
Total nonaccrual loans	$11,611,355	$11,481,559
Total loans past due 90 days and still accruing interest	$—	$—

The allowance for loan losses, as a percent of gross loans outstanding, was 2.04% and 1.10% for periods ending June 30, 2009 and 2008, respectively.  At June 30, 2009, the Bank had 36 loans totaling $11,611,355, or 2.46% of gross loans, in nonaccrual status.  At December 31, 2008, the Bank had 25 loans totaling $11,481,559, or 2.49% of gross loans, in nonaccrual status.  Furthermore, there were no loans contractually past due 90 days or more and still accruing interest at June 30, 2009 or December 31, 2008. During the period ending June 30, 2009, the Bank held property in other real estate owned totaling $5,565,821.  The Bank possessed $1,800,604 in other real estate owned during the period ending December 31, 2008. At June 30, 2009, the Bank had 36 impaired loans totaling $11,611,355 compared to $11,481,559 at December 31, 2008. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended June 30, 2009 and December 31, 2008:

	2009	2008
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	13,291,236	13,289,774
Furniture and equipment	4,030,017	4,014,591
Software	610,252	568,953
Construction in progress	282,820	278,802
Total	21,479,643	21,417,438
Less, accumulated depreciation	2,478,659	2,005,846
Premises, furniture and equipment, net	$19,000,984	$19,411,592

Depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $477,194 and $412,828, respectively. Construction in progress relates to the planned construction of an executive office building located at 830 Lowcountry Boulevard.

NOTE 9 - DEPOSITS

At June 30, 2009, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2009	$179,058,647
2010	128,220,608
2011	4,607,338
2012	887,390
2013	514,395
Thereafter	108,147

Total	$313,396,525

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of three obligations totaling $72.5 million at June 30, 2009. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%. On April 21, 2009, the Bank borrowed $52.5 million under a 90 day repurchase agreement at a fixed rate of 0.75%.  All repurchase agreements require quarterly interest only payments with principal and interest due on maturity.  The dollar amounts of securities underlying the agreements are book entry securities.  Available for sale securities with book values of $60,329,416 and $21,851,616 and fair values of $61,056,710 and $22,266,107 at June 30, 2009 and December 31, 2008, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended June 30, 2009 and December 31, 2008:

	2009	2008
Amount outstanding at period end	$72,500,000	$20,000,000
Average amount outstanding during the period	58,552,210	35,187,060
Maximum outstanding at any month-end	72,500,000	50,000,000
Weighted average rate paid at period-end	1.58%	3.76%
Weighted average rate paid during the period	1.85%	3.58%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 2.61% during the period ending June 30, 2009.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.  The Company has no current intention to exercise its right to defer payments of interest on the Trust I Securities.

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

NOTE 12 – ADVANCES FROM FEDERAL HOME LOAN BANK

Other borrowings are comprised of five advances totaling $100.8 million from the Federal Home Loan Bank (“FHLB”).   On September 17, 2007, the Bank borrowed $16.0 million under a five-year convertible advance at a fixed rate of 4.22%. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On January 21, 2009, the Bank borrowed $40.0 million under a three-year fixed advance at a rate of 2.35%. On February 5, 2009, the Bank borrowed $20.9 million under a nine-month fixed advance at a rate of 1.28%. On March 18, 2009, the Bank borrowed $14.9 million under a six-month fixed advance at a rate of 1.26%.  All advances require interest only payments with principal and interest due on maturity. The advances are collateralized by pledged FHLB stock and certain investment securities. At June 30, 2009, loans totaling $29.2 million were pledged as collateral at the FHLB.

FHLB advances are summarized as follows for the periods ended June 30, 2009 and December 31, 2008:

	2009	2008
Amount outstanding at period end	$100,800,000	$60,800,000
Average amount outstanding during the period	96,413,260	40,914,754
Maximum outstanding at any month-end	100,800,000	60,800,000
Weighted average rate at period-end	2.41%	2.71%
Weighted average rate during the period	2.49%	3.51%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the six and three months ended June 30, 2009 and 2008 are summarized below:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Professional fees	$703,283	$528,802	$396,676	$299,504
Telephone expenses	96,925	72,139	49,365	37,266
Office supplies, stationery, and printing	53,591	77,300	24,887	41,050
Insurance	107,822	99,912	48,631	46,163
Postage	9,388	11,840	5,420	6,051
Data processing	257,777	191,944	131,810	98,182
Advertising and marketing	195,226	477,689	118,949	261,591
FDIC Assessment	755,000	150,000	515,000	75,000
Other	606,407	397,070	307,093	210,256
Total	$2,785,419	$2,006,696	$1,597,831	$1,075,063

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which they believe would reasonably be expected to have a material adverse effect on the financial position or operating results of the Company.

NOTE 15 — EARNINGS (LOSS) PER SHARE

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

Basic and diluted net income (loss) per share are computed below for the six months ended June 30, 2009 and 2008:

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic net income (loss) per share computation:
Net income (loss) available to common shareholders	$(4,565,983)	$(464,799)	$(3,707,292)	$(231,480)
Average common shares outstanding — basic	4,044,186	4,056,416	4,044,186	4,044,186
Basic net income (loss) per share	$(1.13)	$(0.12)	$(0.92)	$(0.06)

Diluted net income (loss) per share computation:
Net income (loss) available to common shareholders	$(4,565,983)	$(464,799)	$(3,707,292)	$(231,480)
Average common shares outstanding — basic	4,044,186	4,056,416	4,044,186	4,044,186
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	4,044,186	4,056,416	4,044,186	4,044,186
Diluted net income (loss) per share	$(1.13)	$(0.12)	$(0.92)	$(0.06)

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

The Company and Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios at least 1% to 2% above the minimum.

As of June 30, 2009 and December 31, 2008, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at June 30, 2009 and December 31, 2008:

Tidelands Bancshares, Inc.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2009
Total capital (to risk-weighted assets)	$66,787,000	13.96%	$38,270,720	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	60,763,000	12.70%	19,135,360	4.00%	N/A	N/A
Tier 1 capital (to average assets)	60,763,000	7.47%	32,546,720	4.00%	N/A	N/A
December 31, 2008
Total capital (to risk-weighted assets)	$70,861,000	14.73%	$38,495,760	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	64,861,000	13.48%	19,247,880	4.00%	N/A	N/A
Tier 1 capital (to average assets)	64,861,000	9.39%	27,624,560	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2009 and December 31, 2008:

Tidelands Bank

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2009
Total capital (to risk-weighted assets)	$58,048,000	12.16%	$38,204,510	8.00%	$47,755,640	10.00%
Tier 1 capital (to risk-weighted assets)	52,034,000	10.90%	19,102,250	4.00%	28,653,380	6.00%
Tier 1 capital (to average assets)	52,034,000	6.48%	32,132,360	4.00%	40,165,450	5.00%
December 31, 2008
Total capital (to risk-weighted assets)	$57,495,000	12.02%	$38,270,240	8.00%	$47,837,800	10.00%
Tier 1 capital (to risk-weighted assets)	51,495,000	10.77%	19,135,120	4.00%	28,702,680	6.00%
Tier 1 capital (to average assets)	51,495,000	7.49%	27,511,800	4.00%	34,389,750	5.00%

NOTE 17 - UNUSED LINES OF CREDIT

As of June 30, 2009, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $15.0 million.  These lines of credit are available on a one to 14 day basis for general corporate purposes.  In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $96.8 million at June 30, 2009.

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

Restrictions on Dividends - South Carolina banking regulations restrict the amount of dividends that can be paid  by the Bank to shareholders.  All of the Bank’s dividends to Tidelands Bancshares, Inc. are payable only from the undivided profits of the Bank.  The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination.  Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2009.

Amount
Commitments to extend credit	$26,209,868
Standby letters of credit	514,405
Total	$26,724,273

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  As of June 30, 2009, the ESOP has purchased 241,916 outstanding shares. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $146,118 for the six months ended June 30, 2009.  At June 30, 2009, the ESOP has outstanding loans amounting to $2,450,000 at a variable rate of 2.25%.

NOTE 21 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank can make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were approximately $60,502 and $30,233, for the six months ended June 30, 2009 and 2008, respectively.

The banking subsidiary has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  There was $212,272 expense related to the plan for the six months ended June 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2009 compared to December 31, 2008 and the results of operations for the six and three months ended June 30, 2009 compared to the six and three months ended June 30, 2008. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2008 Annual Report on Form 10-K.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company.  During 2008 and thus far in 2009, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The following discussion describes our results of operations for the six and three months ended June 30, 2009 as compared to the six and three months ended June 30, 2008 and also analyzes our financial condition as of June 30, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2009.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (the “EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

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

On December 19, 2008, as part of the CPP, we entered into the CPP Purchase Agreement with the Treasury Department pursuant to which we sold 14,448 shares of our Series T Preferred Stock and the CPP Warrant to purchase 571,821 shares of our common stock for an aggregate purchase price of $14.4 million in cash.  The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the Federal Reserve before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.   The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments equal to $3.79 per share of the common stock.

We will participate in the TAGP and have not opted out of the DGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009.  Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Income Statement Review

Summary

Six months ended June 30, 2009 and 2008

Our net loss was approximately $4.1 million for the six months ended June 30, 2009 compared to net loss of approximately $465,000 for the same period in 2008. Net loss before income tax benefit was $6.2 million for the six months ended June 30, 2009 compared to net loss before income tax benefit of $815,000 for the six months ended June 30, 2008.  The $5.4 million increase in net loss before income tax benefit resulted primarily from an increase in our provision for loan losses of $6.8 million and a $607,000 increase in noninterest expense offset by increases of $1.4 million in net interest income before provision for loan losses and $596,000 in noninterest income.

Three months ended June 30, 2009 and 2008

Our net loss was approximately $3.5 million and $231,000 for the three months ended June 30, 2009 and 2008, respectively. Net loss before income tax benefit was $5.3 million and $427,000 for the three months ended June 30, 2009 and 2008, respectively.  The $4.8 million increase in net loss before income tax benefit resulted primarily from an increase in our provisions for loan losses of $5.2 million and a $378,000 increase in noninterest expense offset by increases of $272,000 in net interest income before provision for loan losses and $420,000 in noninterest income.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the six months ended June 30, 2009, our loan portfolio increased $9.3 million from the year-end balance.

The current interest rate environment, which is low by historical measures, has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates lower than certificate of deposit rates being offered in our local market. This funding strategy allowed us to continue to operate in a growing branch environment, which in turn allowed us to focus on growing our loan portfolio.  Recently, as our loan growth has slowed, we have intensified our focus on obtaining retail deposits.  At June 30, 2009, retail deposits represented $273.3 million, or 35.4% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings.  Commercial deposits represented $32.1 million, or 4.2% of total funding, borrowings represented $190.2 million, or 24.6% of total funding, and wholesale out-of-market deposits represented $276.6 million, or 35.8% of total funding.

We plan to continue to offer aggressive rates on investment checking and money market accounts.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  Although we anticipate that our new full service banking offices will assist us in meeting these objectives, the current deposit strategies and the opening of new offices has had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our new markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the six months ended June 30, 2009 increased primarily because we had more interest-earning assets than interest-bearing liabilities.  For the six months ended June 30, 2009 and 2008, average interest-earning assets exceeded average interest-bearing liabilities by $14.3 million and $20.2 million, respectively.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin decreased during the six months ended June 30, 2009 when compared to the same period in 2008, as a result of the Bank having less interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the six months ended June 30, 2009 and 2008 were 2.20% and 2.54%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the six and three months ended June 30, 2009 and 2008.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Six Months Ended June 30, 2009 and 2008

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the six months ended June 30, 2009 and 2008, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$2,976	$2	0.14%	$102	$2	3.78%
Federal funds sold	3,630	4	0.23%	16,904	188	2.24%
Taxable investment securities	259,379	4,901	3.81%	86,369	2,482	5.78%
Non-taxable investment securities	4,862	96	3.97%	7,614	149	3.95%
Loans receivable(2)	466,127	12,486	5.40%	412,886	13,784	6.71%
Total earning assets	736,974	17,489	4.79%	523,875	16,605	6.38%

Nonearning assets:
Cash and due from banks	14,816			3,610
Mortgages held for sale	1,348			749
Premises and equipment, net	19,245			18,675
Other assets	25,085			16,860
Allowance for loan losses	(8,220)			(4,530)
Total nonearning assets	52,274			35,364
Total assets	$789,248			$559,239

Interest-bearing liabilities:
Interest bearing transaction accounts	$44,550	395	1.79%	$12,558	132	2.12%
Savings & money market	189,718	1,601	1.70%	185,222	2,945	3.20%
Time deposits less than $100,000	220,259	3,498	3.20%	190,229	4,450	4.70%
Time deposits greater than $100,000	95,944	1,786	3.75%	43,694	952	4.38%
Junior subordinated debentures	14,434	406	5.68%	8,520	234	5.53%
Advances from FHLB	96,413	1,189	2.49%	25,593	535	4.21%
Securities sold under repurchase agreement	58,552	539	1.85%	34,772	662	3.83%
Federal funds purchased	199	1	1.14%	240	6	5.13%
ESOP borrowings	2,556	29	2.29%	2,836	67	4.72%
Other borrowings	89	2	3.87%	6	—	—%
Total interest-bearing liabilities	722,714	9,446	2.64%	503,670	9,983	3.99%
Noninterest-bearing liabilities:
Demand deposits	11,890			12,303
Other liabilities	4,859			2,660
Shareholders’ equity	49,785			40,606

Total liabilities and shareholders’ equity	$789,248			$559,239
Net interest income		$8,043			$6,622
Net interest spread			2.15%			2.39%
Net interest margin			2.20%			2.54%

(1)  Annualized for the six month period.

(2)  Includes nonaccruing loans.

The net interest spread and net interest margin decreased during the six months ended June 30, 2009 primarily as a result of the Bank having more interest-bearing assets than interest-earning liabilities that repriced as market rates began to decrease over the period.

Interest income for the six months ended June 30, 2009 was $17.5 million, consisting of $12.5 million on loans, $5.0 million on investments, and $6,000 on federal funds sold and interest bearing balances.  Interest income for the six months ended June 30, 2008 was $16.6 million, consisting of $13.8 million on loans, $2.6 million on investments, and $190,000 on federal funds sold and interest bearing balances.  Interest and fees on loans represented 71.4% and 83.0% of total interest income for the six months ended June 30, 2009 and 2008, respectively. Income from investments, federal funds sold and interest bearing balances represented 28.6% and 17.0% of total interest income for the six months ended June 30, 2009 and 2008, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 63.2% and 78.8% of average interest-earning assets for the six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2009, average earning assets were higher by $213.0 million than for the same period in 2008.

Interest expense for the six months ended June 30, 2009 was $9.4 million, consisting of $7.3 million related to deposits, $539,000 related to securities sold under a repurchase agreement, $406,000 related to junior subordinated debentures, $1.2 million related to advances from the FHLB and $32,000 related to other borrowings and federal funds purchased.  Interest expense for the six months ended June 30, 2008 was $10.0 million, consisting of $8.5 million related to deposits, $662,000 related to securities sold under a repurchase agreement, $234,000 related to junior subordinated debentures, $535,000 related to advances from the FHLB and $73,000 related to other borrowings and federal funds purchased.  Interest expense on deposits for the six months ended June 30, 2009 and 2008 represented 77.1% and 84.9% of total interest expense, respectively, while interest expense on borrowings represented 22.9% and 15.1%, respectively, of total interest expense.  During the six months ended June 30, 2009, average interest-bearing liabilities were higher by $219.0 million than for the same period in 2008.

Net interest income, the largest component of our income, was $8.0 million and $6.6 million for the six months ended June 30, 2009 and June 30, 2008, respectively.  The $1.4 million increase in net interest income for the six months ended June 30, 2009 compared to the same period in 2008 resulted from a $885,000 increase in interest income and a $537,000 decrease in interest expense.  The significant increase in 2009 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

Our net interest spread was 2.15% for the six months ended June 30, 2009, compared to 2.39% for the six months ended June 30, 2008.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the six months ended June 30, 2009 was 2.20%, compared to 2.54% for the six months ended June 30, 2008. For the second quarter of 2009, interest-earning assets averaged $737.0 million compared to $523.9 million in the same quarter of 2008.  During the same periods, average interest-bearing liabilities were $722.7 million and $503.7 million, respectively.

Three Months Ended June 30, 2009 and 2008

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended June 30, 2009 and 2008, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$4,519	$1	0.12%	$75	$1	3.10%
Federal funds sold	—	1	—%	25,964	125	1.94%
Taxable investment securities	279,255	1,924	2.76%	92,382	1,315	5.72%
Non-taxable investment securities	4,556	45	3.97%	7,212	70	3.94%
Loans receivable(2)	467,975	6,349	5.44%	422,001	6,678	6.36%
Total earning assets	756,305	8,320	4.41%	547,634	8,189	6.00%

Nonearning assets:
Cash and due from banks	18,753			3,713
Mortgages held for sale	1,694			762
Premises and equipment, net	19,136			19,188
Other assets	26,329			18,233
Allowance for loan losses	(8,549)			(4,633)
Total nonearning assets	57,363			37,263
Total assets	$813,668			$584,897

Interest-bearing liabilities:
Interest bearing transaction accounts	$43,625	196	1.80%	$16,354	93	2.30%
Savings & money market	195,226	835	1.72%	176,560	1,151	2.62%
Time deposits less than $100,000	218,047	1,608	2.96%	214,415	2,347	4.39%
Time deposits greater than $100,000	101,149	902	3.58%	54,257	546	4.05%
Junior subordinated debentures	14,434	202	5.61%	8,792	105	4.79%
Advances from FHLB	100,800	610	2.43%	25,000	261	4.19%
Securities sold under repurchase agreement	72,500	296	1.64%	30,000	272	3.64%
ESOP borrowings	2,524	14	2.28%	2,824	29	4.15%
Fed funds purchased	22	—	1.78%	—	—	—%
Other borrowings	—	—	—%	12	—	—%
Total interest-bearing liabilities	748,327	4,663	2.50%	528,214	4,804	3.65%
Noninterest-bearing liabilities:
Demand deposits	12,382			13,334
Other liabilities	4,927			2,800
Shareholders’ equity	48,032			40,549

Total liabilities and shareholders’ equity	$813,668			$584,897
Net interest income		$3,657			$3,385
Net interest spread			1.91%			2.35%
Net interest margin			1.94%			2.48%

(1)  Annualized for the three month period.

(2)  Includes nonaccruing loans.

During the three months ended June 30, 2009, the net interest spread and net interest margin declined in comparison to the previous period in 2008.

Interest income for the three months ended June 30, 2009 was $8.3 million, consisting of $6.3 million on loans, $2.0 million on investments, and $2,000 on federal funds sold and interest bearing balances.  Interest income for the three months ended June 30, 2008 was $8.2 million, consisting of $6.7 million on loans, $1.4 million on investments, and $126,000 on federal funds sold and interest bearing balances.   Interest and fees on loans represented 76.3% and 81.5% of total interest income for the three months ended June 30, 2009 and 2008, respectively. Income from investments, federal funds sold, and interest bearing balances represented 23.7% and 18.5% of total interest income for the three months ended June 30, 2009 and 2008, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 61.9% and 77.1% of average interest-earning assets for the three months ended June 30, 2009 and 2008, respectively.  During the three months ended June 30, 2009, average earning assets were higher by $209.0 million than for the same period in 2008.

Interest expense for the three months ended June 30, 2009 was $4.7 million, consisting of $3.5 million related to deposits, $296,000 related to securities sold under repurchase agreements, $202,000 related to junior subordinated debentures, $610,000 related to FHLB advances, and $14,000 related to ESOP borrowings.  Interest expense for the three months ended June 30, 2008 was $4.8 million, consisting of $4.1 million related to deposits, $272,000 related to securities sold under repurchase agreements, $105,000 related to junior subordinated debentures, $261,000 related to FHLB advances, and $29,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended June 30, 2009 and 2008 represented 75.9% and 86.1%, respectively, of total interest expense, while interest expense on other liabilities represented 24.1% and 13.9%, respectively, of total interest expense. During the three months ended June 30, 2009, average interest-bearing liabilities were higher by $220.1 million than for the same period in 2008.

Net interest income, the largest component of our income, was $3.7 million and $3.4 million for the three months ended June 30, 2009 and 2008, respectively.  The increase in 2009 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

The approximately $272,000 increase in net interest income for the three months ended June 30, 2009 compared to the same period in 2008 resulted from a $131,000 increase in interest income and a $141,000 decrease in interest expense.  The increases in net interest income were derived by higher average earning assets and interest-bearing liabilities.

Our net interest spread was 1.91% for the three months ended June 30, 2009 compared to 2.35% for the three months ended June 30, 2008.  Our net interest margin for the three months ended June 30, 2009 was 1.94%, compared to 2.48% for the three months ended June 30, 2008.  During the first quarter of 2009, interest-earning assets averaged $756.3 million compared to $547.6 million in the same quarter of 2008.  During the same periods, average interest-bearing liabilities were $748.3 million and $528.2 million, respectively.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Six Months Ended June 30, 2009 vs. June 30, 2008				Six Months Ended June 30, 2008 vs. June 30, 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$1,777	$(2,723)	$(351)	$(1,297)	$4,182	$(2,558)	$(824)	$800
Taxable investment securities	4,971	(850)	(1,702)	2,419	1,509	2	3	1,514
Non-taxable investment securities	(53)	—	—	(53)	(8)	(2)	—	(10)
Federal funds sold	(148)	(169)	132	(185)	8	(248)	(4)	(244)
Interest bearing balances	54	(2)	(52)	—	(1)	(1)	—	(2)
Total interest income	6,601	(3,744)	(1,973)	884	5,690	(2,807)	(825)	2,058

Interest expense
Deposits	2,333	(2,769)	(762)	(1,198)	3,237	(1,700)	(718)	819
Junior subordinated debentures	163	6	4	173	9	(54)	(2)	(47)
Advances from FHLB	1,481	(220)	(608)	653	201	(101)	(43)	57
Securities sold under repurchase agreements	452	(342)	(234)	(124)	669	(80)	(197)	392
Federal funds purchased	(1)	(5)	1	(5)	(19)	(2)	2	(19)
ESOP borrowings	(7)	(34)	3	(38)	—	—	67	67
Other borrowings	—	—	2	2	—	—	—	—
Total interest expense	4,421	(3,364)	(1,594)	(537)	4,097	(1,937)	(891)	1,269

Net interest income	$2,180	$(380)	$(379)	$1,421	$1,593	$(870)	$66	$789

	Three Months Ended June 30, 2009 vs. June 30, 2008				Three Months Ended June 30, 2008 vs. June 30, 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$727	$(952)	$(104)	$(329)	$1,884	$(1,590)	$(439)	$(145)
Taxable investment securities	2,660	(678)	(1,372)	610	833	(7)	(11)	815
Non-taxable investment securities	(26)	1	—	(25)	(31)	(2)	1	(32)
Federal funds sold	(125)	—	—	(125)	68	(180)	(44)	(156)
Interest bearing balances	34	(1)	(33)	—	(2)	(1)	1	(2)
Total interest income	3,270	(1,630)	(1,509)	131	2,752	(1,780)	(492)	480

Interest expense
Deposits	865	(1,209)	(252)	(596)	1,600	(1,229)	(464)	(93)
Junior subordinated debentures	67	18	12	97	9	(44)	(3)	(38)
Advances from FHLB	790	(109)	(332)	349	119	(46)	(26)	47
Securities sold under repurchase agreements	385	(149)	(212)	24	261	(40)	(79)	142
Federal funds purchased	—	—	—	—	—	—	—	—
ESOP borrowings	(3)	(13)	1	(15)	—	—	29	29
Other borrowings	—	—	—	—	—	—	—	—
Total interest expense	2,104	(1,462)	(783)	(141)	1,989	(1,359)	(543)	87

Net interest income	$1,166	$(168)	$(726)	$272	$763	$(421)	$51	$393

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

Six Months Ended June 30, 2009 and 2008

Included in the statement of operations for the six months ended June 30, 2009 and 2008 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $7.6 million and $777,000, respectively.  The increase in the allowance for the six months ended June 30, 2009 relates to our decision to increase the allowance to accommodate charge offs to certain loans and further increase the total allowance in response to the deteriorating credit environment as evidenced by the increasing level of nonperforming assets.  The allowance for loan losses was approximately $9.6 million and $4.8 million as of June 30, 2009 and 2008, respectively. The allowance for loan losses as a percentage of gross loans was 2.04% at June 30, 2009 and 1.10% at June 30, 2008. At June 30, 2009, we had 36 nonperforming loans totaling approximately $11.6 million. Net charge offs amounted to approximately $5.6 million and $172,000 for the six months ended June 30, 2009 and 2008, respectively.

Three Months Ended June 30, 2009 and 2008

Included in the statement of operations for the three months ended June 30, 2009 and 2008 is a noncash expense related to the provision for loan losses of $5.5 million and $314,000, respectively. The increase in the allowance for the three months ended June 30, 2009 relates our decision to increase the allowance to accommodate charge offs to certain loans and to further increase the total allowance in response to the deteriorating credit environment as stated above.

Noninterest Income

The following table sets forth information related to our noninterest income during the six months and three months ended June 30, 2009 and 2008:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Service fees on deposit accounts	$20	$18	$11	$9
Residential mortgage origination fees	229	255	164	127
Origination income on mortgage loans sold	32	25	21	12
Gain on sale of investment securities	591	32	284	—
Gain on sale of real estate, other real estate owned and repossessed assets	—	24	39	3
Other service fees and commissions	270	150	137	87
Bank owned life insurance	253	226	128	129
Impairment on nonmarketable equity securities	(76)	—	(2)	—
Other	22	15	15	10
Total noninterest income	$1,341	$745	$797	$377

Six Months Ended June 30, 2009 and 2008

Noninterest income for the six months ended June 30, 2009 was $1.3 million, an increase of $596,000, compared to noninterest income of $745,000 during the same period in 2008.  The increase was primarily attributable to increases in the gain on sale of investment securities.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination fees were $229,000 and $255,000 for the six months ended June 30, 2009 and 2008, respectively.  The decrease of $26,000 in 2009 related primarily to a decline in volume in the mortgage department during the first quarter of 2009.  We received $32,000 of origination income on mortgage loans sold for the six months ended June 30, 2009 compared to $25,000 for the same period in 2008.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $20,000 and $18,000 for the six months ended June 30, 2009 and 2008, respectively. The additional $2,000 of income resulted from the larger number of customer accounts.  Similarly, other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $120,000 to $270,000 for the six months ended June 30, 2009 when compared to the same period in 2008. The increase is attributed to the growing number of customers to whom we provide financial services.

An additional $27,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the six months ended June 30, 2009 when compared to the same period in 2008. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $22,000 and $15,000 for the six months ended June 30, 2009 and 2008, respectively.

Three Months Ended June 30, 2009 and 2008

Noninterest income for the three months ended June 30, 2009 was $797,000, compared to noninterest income of $377,000 during the same period in 2008.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $164,000 and $127,000 for the three months ended June 30, 2009 and 2008, respectively.  The increase of $37,000 related primarily to an increase in origination volume in the mortgage department during the second quarter of 2009.  We received $21,000 of origination income on mortgage loans sold for the three months ended June 30, 2009 compared to $12,000 for the same period in 2008.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $11,000 and $9,000 for the three months ended June 30, 2009 and 2008, respectively. Similarly, other service fees, commissions, and the fee income received from customer NSF transactions increased $50,000 to $137,000 for the three months ended June 30, 2009, when compared to the same period in 2008.

Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $15,000 and $10,000 for the three months ended June 30, 2009 and 2008, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the three months ended June 30, 2009 and 2008:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Salaries and benefits	$4,017	$4,404	$2,046	$2,289
Occupancy	781	660	396	334
Furniture and equipment expense	429	334	213	177
Professional fees	703	529	397	300
Advertising and marketing	195	478	119	262
Insurance	108	100	49	46
FDIC Assessment	755	150	515	75
Data processing and related costs	258	192	132	98
Telephone	97	72	49	37
Postage	9	12	5	6
Office supplies, stationery and printing	54	77	25	41
Other	606	397	307	210
Total noninterest expense	$8,012	$7,405	$4,253	$3,875

Six Months Ended June 30, 2009 and 2008

We incurred noninterest expense of $8.0 million for the six months ended June 30, 2009 compared to $7.4 million for the six months ended June 30, 2008.  The $605,000 increase in the FDIC Assessment accounted for 99.7% of the $607,000 increase in noninterest expense for the six months ended June 30, 2009 compared to the same period in 2008.  The remaining increase resulted primarily from increases of $174,000 in professional fees, $121,000 in occupancy expense, $95,000 in furniture and equipment expense, $66,000 in data processing and related costs, $25,000 in telecommunications expense, $8,000 in insurance costs, and $183,000 in other expenses offset by a decrease of $387,000 in salaries and benefits and $283,000 in marketing costs.

Salaries and employee benefits expense was $4.0 million and $4.4 million for the six months ended June 30, 2009 and 2008, respectively.  These expenses represented 50.1% and 59.5% of our total noninterest expense for the six months ended June 30, 2009 and 2008, respectively.  The $388,000 decrease in salaries and employees benefits expense in 2009 compared to 2008 resulted from increases of $29,000 in higher benefits cost offset by a decrease of $68,000 in base compensation, $102,000 in stock based compensation, and $247,000 in additional incentive compensation.

Data processing and related costs increased $66,000, or 34.3%, for the six months ended June 30, 2009 compared to the same period in 2008.  These expenses were $258,000 and $192,000 for the six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2009, our data processing costs for our core processing system were $204,000 compared to $147,000 for the six months ended June 30, 2008.

Three Months Ended June 30, 2009 and 2008

We incurred noninterest expense of approximately $4.3 million for the three months ended June 30, 2009 compared to $3.9 million for the three months ended June 30, 2008.  The $440,000 increase in the FDIC Assessment accounted for the majority of the increase in noninterest expense for the three months ended June 30, 2009 compared to the same period in 2008.  The remaining increase resulted primarily from increases of $97,000 in professional fees, $62,000 in occupancy expense, $36,000 in furniture and equipment expense, $34,000 in data processing and related costs, $12,000 in telecommunications expense, $3,000 in insurance costs, and $80,000 in other expenses offset by a decrease of $243,000 in salaries and benefits and $143,000 in marketing costs.

Salaries and employee benefits expense was approximately $2.0 million and $2.3 million for the three months ended June 30, 2009 and 2008, respectively.  These expenses represented 48.1% and 59.1% of our total noninterest expense for the three months ended June 30, 2009 and 2008, respectively.  The $243,000 decrease in salaries and employees benefits expense in 2009 compared to 2008 resulted from increases of $4,000 in base compensation and $38,000 in additional incentive compensation, offset by a decrease of $237,000 in higher benefits costs and $49,000 in stock based compensation.

Data processing and related costs increased approximately $34,000, or 34.3%, for the three months ended June 30, 2009 compared to the same period in 2008.  These expenses were $132,000 and $98,000 for the three months ended June 30, 2009 and 2008, respectively.  During the three months ended June 30, 2009, our data processing costs for our core processing system were $109,000 compared to $75,000 for the three months ended June 30, 2008.

Income Tax Expense

Six Months Ended June 30, 2009 and 2008

Income tax benefit was approximately $2.1 million for the six months ended June 30, 2009 compared to income tax benefit of $350,000 for the six months ended June 30, 2008.  Income taxes are based on effective tax rates of 34.0% and 43.0% for the six months ended June 30, 2009 and 2008, respectively.

Three Months Ended June 30, 2009 and 2008

Income tax benefit was approximately $1.8 million and $195,000 for the three months ended June 30, 2009 and 2008, respectively.  Income taxes are based on effective tax rates of 34.0% and 46.0% for the three months ended June 30, 2009 and 2008, respectively.

Balance Sheet Review

General

At June 30, 2009, we had total assets of $823.7 million, consisting principally of $461.7 million in net loans, $1.8 million in mortgage loans held for sale, $287.8 million in investment securities, $19.0 million in net premises, furniture and equipment, and $18.4 million in cash and due from banks.  Our liabilities at June 30, 2009 totaled $776.1 million, consisting principally of $582.1 million in deposits, $72.5 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $100.8 million in FHLB advances and $2.5 million in borrowings related to the ESOP.  At June 30, 2009, our shareholders’ equity was $47.6 million.

Federal Funds Sold

At June 30, 2009, the Company maintained its liquidity position in a non-interest bearing account, which qualifies such funds as insured deposits under the TAGP. Accordingly, the Bank did not have any investments in federal funds sold at June 30, 2009.  At December 31, 2008, our $40.4 million in short-term investments in federal funds sold on an overnight basis comprised 5.6% of total assets.

Investments

At June 30, 2009, the $287.8 million in our available for sale investment securities portfolio represented approximately 34.9% of our total assets compared to $171.8 million, or 24.0% of total assets, at December 31, 2008.  We held U.S. government agency securities, government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $287.8 million and an amortized cost of $285.8 million for a net unrealized gain of $2.0 million.  As a result of the historical low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

Contractual maturities and yields on our investments at June 30, 2009 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government-sponsored enterprises	$—	—%	$—	—%	1,989	4.31%	45,953	4.81%	47,942	4.79%
Mortgage-backed securities	—	—%	—	—%	341	5.12%	233,988	3.03%	234,329	3.04%
Municipals	—	—%	—	—%	978	3.90%	4,588	4.28%	5,566	4.21%
Total	$—	—%	$—	—%	$3,308	4.27%	$284,529	3.34%	$287,837	3.35%

At June 30, 2009, our investments included government sponsored enterprises, which consist of securities issued by the Federal Farm Credit Bank, FHLB, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $4.0 million, $12.7 million, $5.5 million, and $26.1 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $45.3 million, $3.2 million and $183.4 million, respectively. Municipals consist of securities issued by various different municipalities with an amortized cost of $5.6 million.

At June 30, 2009, the fair value of investments issued by the Federal Farm Credit Bank, FHLB, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association was approximately $4.0 million, $12.4 million, $5.4 million, and $26.2 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $46.3 million, $3.2 million and $184.7 million, respectively. Municipals consist of securities issued by various different municipalities with a fair value of $5.6 million.

Other nonmarketable equity securities at June 30, 2009 consisted of FHLB stock with a cost of $5.9 million, and other investments of $75,000.

The amortized costs and the fair value of our investments at June 30, 2009 and December 31, 2008 are shown in the following table.

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
Government-sponsored enterprises	$48,336	$47,942	$61,106	$62,215
Mortgage-backed securities	231,825	234,329	102,615	104,167
Municipals	5,634	5,566	5,595	5,388
Total	$285,795	$287,837	$169,316	$171,770

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at June 30, 2009 and December 31, 2008 were $466.1 million and $433.6 million, respectively.  Gross loans outstanding at June 30, 2009 and December 31, 2008 were $471.3 million and $462.0 million, respectively.

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

The following table summarizes the composition of our loan portfolio at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$26,419	5.6%	$27,443	6.0%

Real Estate
Mortgage	297,120	63.1%	268,500	58.1%
Construction	142,613	30.3%	161,298	34.9%
Total real estate	439,733	93.4%	429,798	93.0%

Consumer
Consumer	5,277	1.1%	4,936	1.1%

Deferred origination fees, net	(121)	(0.1)%	(210)	(0.1)%

Total gross loans, net of deferred fees	471,308	100.00%	461,967	100.00%
Less – allowance for loan losses	(9,606)		(7,635)
Total loans, net	$461,702		$454,332

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2009:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$15,262	$9,247	$1,910	$26,419
Real estate	164,007	212,259	63,467	439,733
Consumer	1,976	2,645	656	5,277
Deferred origination fees, net	(13)	(108)	—	(121)
Total gross loans, net of deferred fees	$181,232	$224,043	$66,033	$471,308

Gross loans maturing after one year with:
Fixed interest rates				$151,338
Floating interest rates				138,846
Total				$290,184

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

We also track our portfolio and analyze loans grouped by call report categories. The first step in this process is to risk grade each and every loan in the portfolio based on one common set of parameters. These parameters include items like debt to worth, liquidity of the borrower, net worth, experience in a particular field and other factors such as underwriting exceptions. Weight is also given to the relative strength of any guarantors on the loan.  Due to our short operating history and only recent experience with problem assets, the results of our migration analysis have yet to provide significant relevant information with respect to determining the general allowance related to non-impaired loans. We anticipate, however, that this analysis will eventually provide us with historical behavioral indications by credit grading as we develop sufficient history to analyze the general allowance related to non-impaired loans.

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2009 and 2008.

	2009	2008
	(dollars in thousands)
Balance, beginning of year	$7,635	$4,158
Charge offs, Commercial and Industrial	(1,131)	(75)
Charge offs, Real Estate Mortgage	(1,731)	—
Charge offs, Real Estate Construction	(2,778)	(73)
Charge offs, Consumer	(5)	(25)
Recoveries, Commercial and Industrial	—	1
Recoveries, Real Estate Mortgage	10	—
Recoveries, Real Estate Construction	—	—
Recoveries, Consumer	1	—
Provision for loan losses	7,605	777
Balance, end of year	$9,606	$4,763

Total loans outstanding at end of period	$471,308	$432,987
Allowance for loan losses to gross loans	2.04%	1.10%
Net charge-offs to average loans	1.21%	0.04%

Nonperforming Assets

The following table sets forth our nonperforming assets for the six months ended June 30, 2009 and December 31, 2008:

	2009	2008
	(dollars in thousands)
Nonaccrual loans	$11,611	$11,482
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	—	—
Total impaired loans	11,611	11,482
Other real estate owned	5,566	1,801
Total nonperforming assets	$17,177	$13,283

Nonperforming assets to total assets	2.09%	1.86%

The Bank had 36 nonperforming loans at June 30, 2009, totaling $11.6 million and 25 nonperforming assets totaling $11.5 million at December 31, 2008.  Of this amount it is anticipated that 31 loans totaling approximately $9.8 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional loan amounting to approximately $1.1 million is expected to be paid in full, and two loans totaling approximately $238,000 will be refinanced either through the Bank or elsewhere.  At June 30, 2009 and December 31, 2008, the allowance for loan losses was $9.6 million and $7.6 million, respectively, or 2.04% and 1.65%, respectively, of outstanding loans.

Included in non-performing loans at June 30, 2009 are $1.9 million in residential properties, representing approximately 11.1% of the Bank’s nonperforming loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on non-performing loans.  In the process of estimating collateral values for non-performing loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of June 30, 2009, we had 69 loans with a current principal balance of $33.6 million on the watch list compared to 59 loans with a current principal balance of $22.9 million at December 31, 2008. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify it as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $3.5 million at June 30, 2009, compared to $12.4 million at December 31, 2008. At June 30, 2009, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  In addition, the Bank held $5.6 million and $1.8 million in other real estate owned at the period ending June 30, 2009 and December 30, 2008, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to obtain a portion of money market and certificates of deposits from outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for similar deposit products in our local market.  We also utilize wholesale deposits in certain instances to obtain deposits with more favorable maturities than are readily available in our local market.  We anticipate that the ratio of wholesale deposits to total deposits will decline as our full service banking offices mature.  The amount of wholesale deposits was $276.6 million, or 47.5% of total deposits, at June 30, 2009, and $284.1 million, or 50.6% of total deposits, at December 31, 2008.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 81.0% and 82.3% at June 30, 2009 and December 31, 2008, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009		December 31, 2008
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$11,890	—%	$12,272	—%
Interest bearing demand deposits	44,550	1.79%	28,576	2.53%
Savings and money market accounts	189,718	1.70%	173,471	2.77%
Time deposits less than $100,000	220,259	3.20%	203,217	4.24%
Time deposits greater than $100,000	95,944	3.75%	63,180	4.17%
Total deposits	$562,361	2.67%	$480,716	3.49%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Three months or less	$34,368	$17,243
Over three through six months	27,675	43,867
Over six though twelve months	35,072	17,514
Over twelve months	1,969	14,201
Total	$99,084	$92,825

The increase in time deposits of $100,000 or more for the six months ended June 30, 2009 compared to year end 2008 resulted from our funding the growth of the Bank with a variety of deposit products, including retail time deposits.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the six months ended June 30, 2009 and the year ended December 31, 2008, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average
	Ending	End	End	for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the six months ended June 30, 2009:
Securities sold under agreement to repurchase	$72,500	1.58%	$72,500	$58,552	1.85%
Junior subordinated debentures	14,434	5.53%	14,434	14,434	5.68%
Advances from FHLB	100,800	2.41%	100,800	96,413	2.49%
Federal funds purchased	—	—%	—	199	1.14%
ESOP borrowings	2,450	2.25%	2,600	2,556	2.29%
Other borrowings	—	—%	—	89	3.87%

At or for the year ended December 31, 2008:
Securities sold under agreement to repurchase	$20,000	3.76%	$50,000	$35,187	3.58%
Junior subordinated debentures	14,434	6.98%	14,434	11,493	6.30%
Advances from FHLB	60,800	2.71%	60,800	40,915	3.51%
Federal funds purchased	—	—%	2,963	187	4.25%
ESOP borrowings	2,600	2.25%	2,900	2,774	4.17%
Other borrowings	616	4.25%	616	220	5.53%

Capital Resources

Total shareholders’ equity was $47.6 million at June 30, 2009 and $52.0 million at December 31, 2008.  Any difference is attributable to the amount of preferred stock dividend paid of $292,973, additional paid in capital related to the ESOP of $118,889, an increase in the guarantee of ESOP borrowings of $159,828, net of current year reductions, a decrease of $255,171 in the fair value of available for sale securities and stock-based compensation expense of $259,926, net of the loss of $4,105,822 for the quarter ended June 30, 2009. Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
Return on average assets	(1.05)%	(0.81)%
Return on average equity	(16.63)%	(12.40)%
Equity to assets ratio	6.31%	6.50%

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

The following table sets forth the Company’s various capital ratios at June 30, 2009 and December 31, 2008.  For all periods, the Company was considered “well capitalized.”

Tidelands Bancshares, Inc.

	June 30,	December 31,
	2009	2008
Leverage ratio	7.47%	9.39%
Tier 1 risk-based capital ratio	12.70%	13.48%
Total risk-based capital ratio	13.96%	14.73%

The following table sets forth the Bank’s various capital ratios at June 30, 2009 and December 31, 2008.  For all periods, the Bank was considered “well capitalized.”

Tidelands Bank

	June 30,	December 31,
	2009	2008
Leverage ratio	6.48%	7.49%
Tier 1 risk-based capital ratio	10.90%	10.77%
Total risk-based capital ratio	12.16%	12.02%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2009, unfunded commitments to extend credit were $26.7 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2009, there were commitments totaling approximately $514,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 58.6% of our loans were variable rate loans at June 30, 2009 and 87.0% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.   While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At June 30, 2009 and December 31, 2008, our liquid assets, which consist of cash and due from banks, amounted to $18.4 million and $42.8 million, or 2.2% and 6.0% of total assets, respectively.  Our available for sale securities at June 30,

2009 and December 31, 2008 amounted to $287.8 million and $171.8 million, or 34.9% and 24.0% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $114.1 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During the previous year, as a result of historically low rates that were being earned on short-term investments, we chose to maintain a lower than normal level of short-term securities.  In addition, we maintain four federal funds purchased lines of credit with correspondent banks totaling $15.0 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At June 30, 2009, we had $100.8 million in total advances and letters of credit from the FHLB with an excess lendable collateral value of approximately $783,000.

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

The following table sets forth information regarding our rate sensitivity, as of June 30, 2009, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$—	$—	$—	$—	$—
Investment securities	60,833	102,541	43,440	81,023	287,837
Loans	300,168	72,460	90,411	8,269	471,308
Total interest-earning assets	$361,001	$175,001	$133,851	$89,292	$759,145

Interest-bearing liabilities:
Money market and NOW	$220,503	$—	$—	$—	$220,503
Regular savings	34,398	—	—	—	34,398
Time deposits	99,828	205,775	6,927	867	313,397
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	52,500	—	10,000	10,000	72,500
Advances from Federal Home Loan Bank	—	35,800	56,000	9,000	100,800
ESOP borrowings	2,450	—	—	—	2,450
Total interest-bearing liabilities	$417,927	$241,575	$72,927	$26,053	$758,482

Period gap	$(56,926)	$(66,574)	$60,924	$63,239	$663
Cumulative gap	$(56,926)	$(123,500)	$(62,576)	$663	$663

Ratio of cumulative gap to total earning assets	(7.50)%	(16.27)%	(8.24)%	0.09%	0.09%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

On May 18, 2009, Tidelands Bancshares, Inc. held its 2009 Annual Meeting of Shareholders.  There were two matters submitted to shareholders at the meeting.  The first matter was the election of the four Class III directors.  The second matter was to approve an advisory (non-binding) proposal on Tidelands Bancshares, Inc.’s executive compensation policies and procedures.

The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for and those withheld (there were no broker non-votes or abstentions).   The results of the 2009 Annual Meeting of Shareholders were as follows:

Proposal #1 — Election of Class III Directors

	Voting Shares in Favor		Withheld Authority
Class III Directors
John N. Cagle, III, DMD	3,468,003	98.0%	68,367
Morris Kalinsky	3,450,811	97.5%	85,559
John T. Parker. Jr.	3,510,457	99.3%	25,413
Mary V. Propes	3,463,143	97.9%	73,227

The following lists the directors whose term of office will continue after the annual meeting: Alan D. Clemmons, Robert E. “Chip” Coffee, Jr., Barry I. Kalinsky, Larry W. Tarleton, Michael W. Burrell, Paul J. Kerwin, DVM, Tanya D. Robinson, J. Louis Grant and John W. Gandy.

Proposal #2 - Approve an advisory (non-binding) proposal on Tidelands Bancshares, Inc.’s executive compensation policies and procedures.

The Recovery Act includes a provision commonly referred to as a “Say on Pay” proposal, which requires all TARP participants to permit a non-binding shareholder vote to approve the compensation of named executive officers.  As a TARP participant, we provided our shareholders the opportunity to endorse or not endorse the Company’s executive pay program and policies for its named executive officers through an advisory (non-binding) proposal on our executive compensation policies and procedures.  The number of votes which approved the non-binding proposal was 3,354,421, while 163,899 voted against the proposal, and 18,050 votes were abstained.

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

Date: August 14, 2009	By:	/s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.