Form 10-Q
period 2009-09-30
TIDELANDS BANCSHARES INC
filed 2009-11-12
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of November 2, 2009.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$6,863,281	$2,471,797
Federal funds sold	18,709,000	40,375,000

Total cash and cash equivalents	25,572,281	42,846,797

Securities available for sale	224,126,047	171,769,851
Nonmarketable equity securities	5,938,900	3,807,140

Total securities	230,064,947	175,576,991

Mortgage loans held for sale	465,000	241,500

Loans receivable	477,463,525	461,967,217
Less allowance for loan losses	8,205,675	7,635,173

Loans, net	469,257,850	454,332,044

Premises, furniture and equipment, net	18,787,574	19,411,592
Accrued interest receivable	3,285,275	3,337,660
Bank owned life insurance	13,719,793	13,335,170
Other real estate owned	7,506,855	1,800,604
Other assets	6,219,494	4,300,465

Total assets	$774,879,069	$715,182,823

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$12,545,638	$12,133,098
Interest-bearing transaction accounts	36,704,639	46,987,209
Savings and money market	198,248,903	182,856,286
Time deposits $100,000 and over	94,711,317	92,825,486
Other time deposits	205,202,220	226,423,397

Total deposits	547,412,717	561,225,476

Securities sold under agreements to repurchase	72,500,000	20,000,000
Junior subordinated debentures	14,434,000	14,434,000
Advances from Federal Home Loan Bank	85,900,000	60,800,000
ESOP borrowings	2,375,000	2,600,000
Other borrowings	—	615,837
Accrued interest payable	1,592,383	2,841,473
Other liabilities	2,155,559	706,605

Total liabilities	726,369,659	663,223,391

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1,000 par value, 10,000,000 shares authorized, 14,448 issued and outstanding at September 30, 2009 and December 31, 2008	13,481,183	13,335,752
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at September 30, 2009 and December 31, 2008	42,772	42,772
Common stock-warrants, 571,821 shares outstanding at September 30, 2009 and December 31, 2008	1,112,248	1,112,248
Unearned ESOP shares	(2,284,760)	(2,522,860)
Capital surplus	43,553,340	43,364,255
Retained deficit	(9,133,004)	(4,905,419)
Accumulated other comprehensive income	1,737,631	1,532,684

Total shareholders’ equity	48,509,410	51,959,432

Total liabilities and shareholders’ equity	$774,879,069	$715,182,823

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the nine and three months ended September 30, 2009 and 2008

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$19,056,283	$20,688,346	$6,569,765	$6,904,730
Securities available for sale, taxable	7,366,988	4,551,700	2,465,727	2,070,109
Securities available for sale, non-taxable	126,248	220,165	30,591	70,679
Federal funds sold	15,006	246,339	10,877	58,463
Other interest income	2,557	3,933	501	2,019
Total interest income	26,567,082	25,710,483	9,077,461	9,106,000

Interest expense:
Time deposits $100,000 and over	2,537,520	1,726,493	751,583	774,579
Other deposits	7,841,867	10,848,328	2,347,486	3,321,386
Other borrowings	3,248,653	2,592,080	1,082,685	1,088,197
Total interest expense	13,628,040	15,166,901	4,181,754	5,184,162
Net interest income	12,939,042	10,543,582	4,895,707	3,921,838

Provision for loan losses	8,310,000	1,473,000	705,000	696,000
Net interest income after provision for loan losses	4,629,042	9,070,582	4,190,707	3,225,838

Noninterest income (loss):
Service charges on deposit accounts	30,790	26,917	10,506	8,605
Residential mortgage origination income	333,937	361,896	72,528	81,768
Gain on sale of securities available for sale	1,280,656	505,585	689,972	473,431
Other service fees and commissions	403,360	276,454	133,050	126,519
Bank owned life insurance	384,623	355,299	132,005	129,069
Impairment on nonmarketable equity securities	(76,640)	(4,596,200)	—	(4,596,200)
Other	12,026	34,336	(10,161)	(3,801)
Total noninterest income (loss)	2,368,752	(3,035,713)	1,027,900	(3,780,609)

Noninterest expense:
Salaries and employee benefits	6,482,055	6,220,329	2,465,383	1,815,989
Net occupancy	1,194,949	1,033,430	413,955	373,646
Furniture and equipment	644,891	526,868	215,968	192,769
Other operating	4,211,479	2,960,642	1,426,060	953,946
Total noninterest expense	12,533,374	10,741,269	4,521,366	3,336,350

Earnings (loss) before income taxes	(5,535,580)	(4,706,400)	697,241	(3,891,121)
Income tax expense (benefit)	(1,927,000)	(1,803,708)	200,000	(1,453,228)
Net income (loss)	(3,608,580)	(2,902,692)	497,241	(2,437,893)
Accretion of preferred stock to redemption value	145,431	—	48,477	—
Preferred dividends accrued	547,820	—	184,613	—
Net income (loss) available to common shareholders	$(4,301,831)	$(2,902,692)	$264,151	$(2,437,893)
Earnings (loss) per common share
Basic earnings (loss) per share	$(1.06)	$(0.72)	$0.07	$(0.60)
Diluted earnings (loss) per share	$(1.06)	$(0.72)	$0.07	$(0.60)

Weighted average common shares outstanding
Basic	4,044,186	4,052,354	4,044,186	4,044,186
Diluted	4,044,186	4,052,354	4,044,186	4,044,186

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the nine months ended September 30, 2009 and 2008

(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained Earnings	Accumulated other comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income	Total
Balance, December 31, 2007	—	$—	$—	4,277,176	$42,772	$(2,427,500)	$42,788,666	$49,164	$502,068	$40,955,170
Allocation of unearned ESOP shares							(62,626)			(62,626)
Stock based compensation expense							539,200			539,200
Guarantee of ESOP borrowings, net of current year repayments						(214,915)				(214,915)
Net loss								(2,902,692)		(2,902,692)
Other comprehensive loss, net of taxes of $269,157									(439,152)	(439,152)
Comprehensive loss										(3,341,844)
Balance, September 30, 2008	—	$—	$—	4,277,176	$42,772	$(2,642,415)	$43,265,240	$(2,853,528)	$62,916	$37,874,985

Balance, December 31, 2008	14,448	$13,335,752	$1,112,248	4,277,176	$42,772	$(2,522,860)	$43,364,255	$(4,905,419)	$1,532,684	$51,959,432
Allocation of unearned ESOP shares							(177,473)			(177,473)
Stock based compensation expense							366,558			366,558
Preferred stock, dividend paid								(473,574)		(473,574)
Accretion of discount on preferred stock		145,431						(145,431)		—
Repayment of ESOP borrowings						238,100				238,100
Net loss								(3,608,580)		(3,608,580)
Other comprehensive income, net of taxes of $125,613									204,947	204,947
Comprehensive loss										(3,403,633)
Balance, September 30, 2009	14,448	$13,481,183	$1,112,248	4,277,176	$42,772	$(2,284,760)	$43,553,340	$(9,133,004)	$1,737,631	$48,509,410

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(3,608,580)	$(2,902,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	8,310,000	1,473,000
Depreciation and amortization expense, net	716,214	648,422
Discount accretion and premium amortization	3,146,075	(41,031)
Stock based compensation expense	366,558	539,200
Increase in deferred income tax	—	(2,264,170)
Proceeds from sale of residential mortgages	27,773,984	27,001,063
Disbursements for residential mortgages held-for-sale	(27,997,484)	(25,920,655)
Increase in accrued interest receivable	52,385	361,646
Increase (decrease) in accrued interest payable	(1,249,091)	574,008
Increase in cash surrender value of life insurance	(384,623)	(355,299)
Loss (gain) from sale of real estate	3,963	(8,082)
Loss (gain) from sale of other real estate owned and repossessed assets	15,453	(2,897)
Gain from sale of securities available for sale	(1,280,656)	(505,585)
Other than temporary impairment on nonmarketable equity securities	76,640	4,596,200
Increase in other assets	(2,060,094)	(559,971)
Decrease in other liabilities	1,448,954	395,081
Net cash provided by operating activities	5,329,698	3,028,238
Cash flows from investing activities:
Purchases of nonmarketable equity securities	(2,208,400)	(1,746,000)
Purchases of securities available for sale	(374,882,126)	(124,732,632)
Proceeds from sales of securities available for sale	205,282,603	42,813,219
Proceeds from calls and maturities of securities available for sale	115,708,467	5,344,301
Net increase in loans receivable	(28,942,057)	(66,969,969)
Purchase of premises, furniture and equipment, net	(96,159)	(2,397,275)
Purchase of bank owned life insurance	—	(5,001,662)
Net cash used by investing activities	(85,137,672)	(152,690,018)
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	5,522,587	7,239,732
Net increase (decrease) in certificates of deposit and other time deposits	(19,335,346)	122,927,639
Proceeds from securities sold under agreements to repurchase	52,500,000	—
Repayments of securities sold under agreements to repurchase	—	(11,040,000)
Repayment of FHLB advances	—	(4,000,000)
Proceeds from FHLB advances	25,100,000	35,800,000
Proceeds from issuance of junior subordinated debentures	—	6,186,000
Proceeds from ESOP borrowings	—	472,500
Repayment of ESOP borrowings	(225,000)	(225,000)
Proceeds from other borrowings	—	616,046
Repayment of other borrowings	(615,837)	—
Decrease (increase) in unearned ESOP shares	60,628	(277,541)
Preferred stock- dividends paid	(473,574)	—
Net cash provided by financing activities	62,533,458	157,699,376
Net increase (decrease) in cash and cash equivalents	(17,274,516)	8,037,596
Cash and cash equivalents, beginning of period	42,846,797	2,669,957
Cash and cash equivalents, end of period	$25,572,281	$10,707,553

Cash paid during the period for:
Income taxes	$121,582	$—
Interest	$14,877,130	$14,203,859

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of September 30, 2009 and for the interim periods ended September 30, 2009 and 2008, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2008 Annual Report on Form 10-K.

For the third quarter of 2009, the Company evaluated subsequent events through November 12, 2009.

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

Residential Mortgage Loans Held-for-Sale - The Company’s residential mortgage held for sale lending activities in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments.  Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value.  Application and origination fees collected by the Company are recognized as income upon sale to the investor.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. For pronouncements prior to the issuance of the ASC and the adoption of the ASUs, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

Other accounting standards that have been recently issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 — COMPREHENSIVE INCOME

The change in the components of other comprehensive income and related tax effects are as follows for the nine and three months ended September 30, 2009 and 2008:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Change in unrealized gains (losses) on securities available for sale	$1,611,216	$(4,798,924)	$1,432,098	$(3,271,295)
Reclassification adjustment for gains realized in net income	(1,280,656)	(505,585)	(689,972)	(473,431)
Impairment on securities available for sale	—	4,596,200	—	4,596,200
Net change in unrealized gains (losses) on securities	330,560	(708,309)	742,126	851,474
Tax effect	125,613	(269,157)	282,008	323,561
Net-of-tax amount	$204,947	$(439,152)	$460,118	$527,913

NOTE 4 - FAIR VALUE MEASUREMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (FASB ASC 825-10-50) (“SFAS 107”), requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value.  SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

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

The Company has used management’s best estimate of fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

The Company adopted SFAS No. 157 at the beginning of our 2008 fiscal year.  SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3	Unobservable inputs that are not corroborated by market data.

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Securities Available for Sale  — Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Mortgage Loans Held for Sale - The carrying value for mortgage loans held for sale is a reasonable estimate for fair value considering the short time these loans are carried on the books.  Management determined that only minor fluctuations occurred in fixed rate mortgage loans held for sale; therefore the carrying amount approximates fair value.

Loans Receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

Foreclosed Assets - Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$6,863,281	$6,863,281	$2,471,797	$2,471,797
Federal funds sold	18,709,000	18,709,000	40,375,000	40,375,000
Securities available for sale	224,126,047	224,126,047	171,769,851	171,769,851
Mortgage loans held for sale	465,000	465,000	241,500	241,500
Nonmarketable equity securities	5,938,900	5,938,900	3,807,140	3,807,140
Loans receivable	477,463,525	484,821,525	461,967,217	472,328,217
Accrued interest receivable	3,285,275	3,285,275	3,337,660	3,337,660
Other real estate owned	6,219,494	6,219,494	4,300,465	4,300,465

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$247,499,180	$247,499,180	$241,976,593	$241,976,593
Certificates of deposit and other time deposits	299,913,537	303,563,537	319,248,883	327,521,000
Securities sold under agreements to repurchase	72,500,000	73,326,000	20,000,000	21,497,856
Junior subordinated debentures	14,434,000	14,434,000	14,434,000	14,434,000
Advances from Federal Home Loan Bank	85,900,000	86,254,000	60,800,000	62,021,000
Accrued interest payable	1,592,383	1,592,383	2,841,473	2,841,473
ESOP borrowings	2,375,000	2,375,000	2,600,000	2,600,000
Other borrowings	—	—	615,837	615,837

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$30,340,384	$—	$31,750,422	$—
Letters of credit	476,739	—	761,765	—

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale investment securities	$—	$224,126,047	$—
Mortgage loans held for sale	—	465,000	—
Total	$—	$224,591,047	$—

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$12,259,951	$—
Other real estate owned	—	7,506,855	—
Total	$—	$19,766,806	$—

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At September 30, 2009 and December 31, 2008, the Bank had $1.1 million and $1.0 million on deposit with the Federal Reserve Bank to meet this requirement, respectively.  At September 30, 2009, the Bank had $1.0 million in currency and cash on hand, $5.3 million in due from non-interest bearing balances and $629,000 in due from interest bearing balances. At September 30, 2009, the Company maintained compensating balances totaling $100,000 with a correspondent bank.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2009
Government-sponsored enterprises	$88,165,013	$541,085	$15,429	$88,690,669
Mortgage-backed securities	127,355,348	2,245,144	55,694	129,544,798
Municipals	5,821,018	77,522	7,960	5,890,580
Total	$221,341,379	$2,863,751	$79,083	$224,126,047

December 31, 2008
Government-sponsored enterprises	$61,105,520	$1,109,228	$—	$62,214,748
Mortgage-backed securities	102,615,332	1,784,042	232,486	104,166,888
Municipals	5,594,891	4,547	211,223	5,388,215
Total	$169,315,743	$2,897,817	$443,709	$171,769,851

The amortized cost and estimated fair values of investment securities at September 30, 2009, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	37,626,086	37,737,300
Due after ten years	56,359,945	56,843,949
Subtotal	93,986,031	94,581,249
Mortgage-backed securities	127,355,348	129,544,798
Total Securities	$221,341,379	$224,126,047

At September 30, 2009 and December 31, 2008, investment securities with book values of $142,759,402 and $62,762,434 and market values of $144,515,950 and $64,093,923, respectively, were pledged as collateral for securities sold under agreements to repurchase and Federal Home Loan Bank advances. Gross proceeds from the sale of investment securities totaled $205,282,603 and $55,037,945 for the nine months ending September 30, 2009 and twelve months ending December 31, 2008, respectively. The gross realized gain on the sale of investment securities totaled $1,488,698 with gross realized losses of $208,042 resulting in a net realized gain of $1,280,656 for the nine months ending September 30, 2009. The gross realized gain on the sale of investment securities totaled $633,070 with gross realized losses of $123,697 resulting in a net realized gain of $509,373 for the twelve months ended December 31, 2008.

The following table shows gross unrealized losses and fair value, for securities available for sale, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.

	Less than Twelve months		Twelve months or more		Total
September 30, 2009	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$3,031,679	$15,429	$—	$—	$3,031,679	$15,429
Mortgage-backed securities	24,110,444	55,694	—	—	24,110,444	55,694
Municipals	2,105,290	7,960	—	—	2,105,290	7,960
	$29,247,413	$79,083	$—	$—	$29,247,413	$79,083

	Less than Twelve months		Twelve months or more		Total
December 31, 2008	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	26,207,907	232,486	—	—	26,207,907	232,486
Municipals	4,781,488	211,223	—	—	4,781,488	211,223
	$30,989,395	$443,709	$—	$—	$30,989,395	$443,709

Securities classified as available for sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at September 30, 2009 and December 31, 2008. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell those securities before recovery of its amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $75,000 of stock in community bank holding companies as of September 30, 2009. At December 31, 2008, the Company held $151,640 of stock in community bank holding companies. During the first quarter of 2009, the Company wrote down $75,000 after a valuation analysis reflected an other than temporary impairment related to these non-marketable equity securities and wrote down an additional $1,640 during the second quarter of 2009.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At September 30, 2009 and

December 31, 2008, the Company’s investment in Federal Home Loan Bank stock was $5,863,900 and $3,655,500, respectively.

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

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended September 30, 2009 and December 31, 2008:

	2009	2008
Real estate - construction	$139,115,641	$161,298,108
Real estate - mortgage	308,456,016	268,499,717
Commercial and industrial	24,774,202	27,443,267
Consumer and other	5,267,422	4,935,890
Deferred origination fees, net	(149,756)	(209,765)
Total loans receivable, gross	477,463,525	461,967,217
Less allowance for loan losses	8,205,675	7,635,173
Total loans receivable, net	$469,257,850	$454,332,044

The composition of gross loans by rate type is as follows for the periods ended September 30, 2009 and December 31, 2008:

	2009	2008
Variable rate loans	$278,858,380	$262,145,232
Fixed rate loans	198,605,145	199,821,985
Total gross loans	$477,463,525	$461,967,217

Transactions in the allowance for loan losses are summarized below for the periods ended September 30, 2009 and 2008:

	2009	2008
Balance, beginning of period	$7,635,173	$4,158,324
Provision charged to operations	8,310,000	1,473,000
Net loan charge offs	(7,758,271)	(608,286)
Net loan recoveries	18,773	500
Balance, end of period	$8,205,675	$5,023,538
Gross loans outstanding, end of period	$477,463,525	$456,747,003

The following is a summary of information pertaining to impaired and nonaccrual loans at September 30, 2009 and December 31, 2008:

	2009	2008
Impaired loans without a valuation allowance	$8,567,070	$5,662,064
Impaired loans with a valuation allowance	3,692,881	5,819,495
Total impaired loans	$12,259,951	$11,481,559

Valuation allowance related to impaired loans	$365,831	$1,675,496
Average of impaired loans during the period	$14,594,392	$12,364,627
Total nonaccrual loans	$12,259,951	$11,481,559

Total loans past due 90 days and still accruing interest

$

—

$

—

The allowance for loan losses, as a percent of gross loans outstanding, was 1.72% and 1.10% for periods ended September 30, 2009 and 2008, respectively.  At September 30, 2009, the Bank had 40 loans totaling $12,259,951, or 2.57% of gross loans, in nonaccrual status.  At December 31, 2008, the Bank had 25 loans totaling $11,481,559, or 2.49% of gross loans, in nonaccrual status.  Furthermore, there were no loans contractually past due 90 days or more and still accruing interest at September 30, 2009 or December 31, 2008. During the period ended September 30, 2009, the Bank held property in other real estate owned totaling $7,506,855.  The Bank possessed $1,800,604 in other real estate owned during the period ended December 31, 2008.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended September 30, 2009 and December 31, 2008:

	2009	2008
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	13,291,236	13,289,774
Furniture and equipment	4,043,597	4,014,591
Software	620,718	568,953
Construction in progress	284,385	278,802
Total	21,505,254	21,417,438
Less, accumulated depreciation	2,717,680	2,005,846
Premises, furniture and equipment, net	$18,787,574	$19,411,592

Depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $716,214 and $648,422, respectively. Construction in progress relates to the planned construction of an executive office building located at 830 Lowcountry Boulevard.

NOTE 9 - DEPOSITS

At September 30, 2009, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2009	$83,340,813
2010	209,952,660
2011	5,051,565
2012	889,407
2013	520,321
Thereafter	158,771

Total	$299,913,537

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of three obligations totaling $72.5 million at September 30, 2009. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%. On July 20, 2009, the Bank borrowed $52.5 million under a 90 day repurchase agreement at a fixed rate of 0.54%.  All repurchase agreements require quarterly interest only payments with principal and interest due on maturity.  The dollar amounts of securities underlying the agreements are book entry securities.  Available for sale securities with book values of $84,663,852 and $21,851,616 and fair values of $85,487,776 and $22,266,107 at September 30, 2009 and December 31, 2008, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended September 30, 2009 and December 31, 2008:

	2009	2008
Amount outstanding at period end	$72,500,000	$20,000,000
Average amount outstanding during the period	63,252,564	35,187,060
Maximum outstanding at any month-end	72,500,000	50,000,000
Weighted average rate paid at period-end	1.43%	3.76%
Weighted average rate paid during the period	1.71%	3.58%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.98% during the period ended September 30, 2009.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.  The Company has no current intention to exercise its right to defer payments of interest on the Trust I Securities.

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

NOTE 12 — ADVANCES FROM FEDERAL HOME LOAN BANK

Other borrowings are comprised of four advances totaling $85.9 million from the Federal Home Loan Bank (“FHLB”).  On September 17, 2007, the Bank borrowed $16.0 million under a five-year convertible advance at a fixed rate of 4.22%. On September 21, 2007, the Bank borrowed $9.0 million under a ten-year convertible advance at a fixed rate of 3.96%. On January 21, 2009, the Bank borrowed $40.0 million under a three-year fixed advance at a rate of 2.35%. On February 5, 2009, the Bank borrowed $20.9 million under a nine-month fixed advance at a rate of 1.28%. On March 18, 2009, the Bank borrowed $14.9 million under a six-month fixed advance at a rate of 1.26%.  The $14.9 million advance was subsequently paid off on September 18, 2009.  All advances require interest only payments with principal and interest due on maturity. The advances are collateralized by pledged FHLB stock and certain investment securities. At September 30, 2009, loans totaling $28.6 million were pledged as collateral at the FHLB.

FHLB advances are summarized as follows for the periods ended September 30, 2009 and December 31, 2008:

	2009	2008
Amount outstanding at period end	$85,900,000	$60,800,000
Average amount outstanding during the period	97,182,051	40,914,754
Maximum outstanding at any month-end	100,800,000	60,800,000
Weighted average rate at period-end	2.61%	2.71%
Weighted average rate during the period	2.48%	3.51%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the nine and three months ended September 30, 2009 and 2008 are summarized below:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Professional fees	$975,599	$762,031	$272,316	$233,230
Telephone expenses	148,938	113,372	52,012	41,233
Office supplies, stationery, and printing	75,073	123,128	21,482	45,827
Insurance	141,581	146,184	33,759	46,271
Postage	13,028	16,994	3,640	5,154
Data processing	376,783	317,089	119,006	125,145
Advertising and marketing	396,248	661,109	201,022	183,421
FDIC Assessment	1,185,500	233,000	430,500	83,000
Other	898,729	587,735	292,323	190,665
Total	$4,211,479	$2,960,642	$1,426,060	$953,946

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

Basic and diluted net income (loss) per share are computed below for the nine months ended September 30, 2009 and 2008:

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic net income (loss) per share computation:
Net income (loss) available to common shareholders	$(4,301,831)	$(2,902,692)	$264,151	$(2,437,893)
Average common shares outstanding — basic	4,044,186	4,052,354	4,044,186	4,044,186
Basic net income (loss) per share	$(1.06)	$(0.72)	$0.07	$(0.60)

Diluted net income (loss) per share computation:
Net income (loss) available to common shareholders	$(4,301,831)	$(2,902,692)	$264,151	$(2,437,893)
Average common shares outstanding — basic	4,044,186	4,052,354	4,044,186	4,044,186
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	4,044,186	4,052,354	4,044,186	4,044,186
Diluted net income (loss) per share	$(1.06)	$(0.72)	$0.07	$(0.60)

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

As of September 30, 2009 and December 31, 2008, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at September 30, 2009 and December 31, 2008:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2009
Total capital (to risk-weighted assets)	$67,605,000	13.25%	$40,809,120	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	61,206,000	12.00%	20,404,560	4.00%	N/A	N/A
Tier 1 capital (to average assets)	61,206,000	7.74%	31,646,720	4.00%	N/A	N/A
December 31, 2008
Total capital (to risk-weighted assets)	$70,861,000	14.73%	$38,495,760	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	64,861,000	13.48%	19,247,880	4.00%	N/A	N/A
Tier 1 capital (to average assets)	64,861,000	9.39%	27,624,560	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2009 and December 31, 2008:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2009
Total capital (to risk-weighted assets)	$64,269,000	12.62%	$40,745,240	8.00%	$50,931,550	10.00%
Tier 1 capital (to risk-weighted assets)	57,880,000	11.36%	20,372,620	4.00%	30,558,930	6.00%
Tier 1 capital (to average assets)	57,880,000	7.34%	31,535,960	4.00%	39,419,950	5.00%
December 31, 2008
Total capital (to risk-weighted assets)	$57,495,000	12.02%	$38,270,240	8.00%	$47,837,800	10.00%
Tier 1 capital (to risk-weighted assets)	51,495,000	10.77%	19,135,120	4.00%	28,702,680	6.00%
Tier 1 capital (to average assets)	51,495,000	7.49%	27,511,800	4.00%	34,389,750	5.00%

NOTE 17 - UNUSED LINES OF CREDIT

As of September 30, 2009, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $21.0 million.  These lines of credit are available on a one to 14 day basis for general corporate purposes.  In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $117.6 million at September 30, 2009.

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

Restrictions on Dividends - South Carolina banking regulations restrict the amount of dividends that can be paid  by the Bank.  All of the Bank’s dividends to Tidelands Bancshares, Inc. are payable only from the undivided profits of the Bank.  The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last Federal or State regulatory examination.  Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2009.

Amount
Commitments to extend credit	$30,340,384
Standby letters of credit	476,739
Total	$30,817,123

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  As of September 30, 2009, the ESOP has purchased 241,916 outstanding shares. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $343,118 for the nine months ended September 30, 2009.  At September 30, 2009, the ESOP has outstanding loans amounting to $2,375,000 at a variable rate of 2.25%.

NOTE 21 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank can make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were approximately $89,498 and $45,408, for the nine months ended September 30, 2009 and 2008, respectively.

The banking subsidiary has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  There was $324,124 expense related to the plan for the nine months ended September 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2009 compared to December 31, 2008 and the results of operations for the nine and three months ended September 30, 2009 compared to the nine and three months ended September 30, 2008. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2008 Annual Report on Form 10-K.

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

The following discussion describes our results of operations for the nine and three months ended September 30, 2009 as compared to the nine and three months ended September 30, 2008 and also analyzes our financial condition as of

September 30, 2009 as compared to December 31, 2008.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2009.

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which originally provided unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts, has been extended to provide unlimited deposit insurance through June 30, 2010.  Institution will have an opportunity to opt out of the extension.  The extended program imposes an increased assessment and a risk-based fee system on participating entities, which will range from 15 to 25 basis points depending on the institution’s Risk Category rating;

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On May 29, 2009, the FDIC issued a final rule to extend the DGP and impose surcharges on existing rates for certain debt issuances.  This extension allows all participating depository institutions and other participating entities that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009.  For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized).  A surcharge will be imposed on debt issued with a maturity of one year or greater after April 1, 2009.  On October 23, 2009, the FDIC adopted a final rule to phase out the DGP.  The final rule terminates the DGP as of October 31, 2009, but provides for a six month emergency guarantee facility for companies that, because of circumstances beyond their control, are unable to issue non-guaranteed debt to replace maturing unsecured debt.

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

On December 19, 2008, as part of the TARP CPP, we entered into a Letter Agreement and Securities Purchase Agreement with the U.S. Treasury Department pursuant to which we sold (i) 14,448 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 571,821 shares of our common stock for an aggregate purchase price of $14,448,000 million in cash.  The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the Federal Reserve before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.   The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $3.79 per share of the common stock.

We participate in the TAGP and will participate in the extended TAGP.  We have not opted out of the DGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009.  Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Income Statement Review

Summary

Nine months ended September 30, 2009 and 2008

Our net loss was approximately $3.6 million for the nine months ended September 30, 2009 compared to net loss of approximately $2.9 million for the same period in 2008. Net loss before income tax benefit was $5.5 million for the nine months ended September 30, 2009 compared to net loss before income tax benefit of $4.7 million for the nine months ended September 30, 2008.  The $829,000 increase in net loss before income tax benefit resulted primarily from an increase in our provision for loan losses of $6.8 million and a $1.8 million increase in noninterest expense offset by increases of $2.4 million in net interest income before provision for loan losses.  In addition, noninterest income for the nine months ending September 30, 2009 increased to $2.4 million compared to a loss of $3.0 million for the year earlier period, largely due to gains on sales of securities from our investment portfolio and a pre-tax impairment charge of $4.6 million related to the government placing the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation into conservatorship during the third quarter ending September 30, 2008.

Three months ended September 30, 2009 and 2008

Our net income was approximately $497,000 for the three months ended September 30, 2009 compared to a net loss of $2.4 million for the three months ended September 30, 2008.  Net income before income tax expense was $697,000 for the three months ended September 30, 2009 compared to net loss before income tax benefit of $3.9 million for the three months ended September 30, 2008.  The $4.6 million increase in net income before income tax benefit resulted primarily from $4.8 million in noninterest income, which was largely attributable to the pre-tax impairment charge of $4.6 million related to the government placing the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation into conservatorship during the third quarter ending September 30, 2008 and an increase of $974,000 in net interest income before provision for loan losses.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the nine months ended September 30, 2009, our loan portfolio increased $15.5 million from the year-end balance.

The current interest rate environment, which is low by historical measures, has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates lower than certificate of deposit rates being offered in our local market. This funding strategy has allowed us to continue to operate in a growing branch environment, which in turn allowed us to focus on growing our loan portfolio.  Recently, as our loan growth has slowed, we have intensified our focus on obtaining retail deposits.  At September 30, 2009, retail deposits represented $314.2 million, or 43.5% of total funding, which includes total deposits plus securities sold under agreements to repurchase plus other borrowings.  Commercial deposits represented $35.9 million, or 5.0% of total funding, borrowings represented $175.2 million, or 24.2% of total funding, and wholesale out-of-market deposits represented $197.3 million, or 27.3% of total funding.

We plan to continue to offer aggressive rates on investment checking and money market accounts.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  Although we anticipate that our new full service banking offices will assist us in meeting these objectives, the current deposit strategies and the opening of new offices has had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower sustained cost of funding.

In addition to the growth in both assets and liabilities, and the timing of repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Our net interest income for the nine months ended September 30, 2009 increased primarily because we had more interest-earning assets than interest-bearing liabilities.  For the nine months ended September 30, 2009 and 2008, average interest-earning assets exceeded average interest-bearing liabilities by $13.4 million and $19.2 million, respectively.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin decreased during the nine months ended September 30, 2009 when compared to the same period in 2008, as a result of the Bank having less interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the nine months ended September 30, 2009 and 2008 were 2.35% and 2.55%, respectively.  Although we have experienced margin compression, net interest income increased from $10.5 million for the nine months ended September 30, 2008 to $12.9 million for the same period ended September 30, 2009, which represents a 22.7% increase over similar periods.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the nine and three months ended September 30, 2009 and 2008.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Nine Months Ended September 30, 2009 and 2008

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the nine months ended September 30, 2009 and 2008, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$2,790	$3	0.12%	$194	$4	2.71%
Federal funds sold	6,928	15	0.29%	15,170	246	2.17%
Taxable investment securities	254,140	7,367	3.88%	105,964	4,552	5.74%
Non-taxable investment securities	4,274	126	3.95%	7,432	220	3.96%
Loans receivable(2)	469,254	19,056	5.43%	424,439	20,689	6.51%
Total earning assets	737,386	26,567	4.82%	553,199	25,711	6.21%

Nonearning assets:
Cash and due from banks	14,110			3,747
Mortgages held for sale	1,194			649
Premises and equipment, net	19,136			18,970
Other assets	26,692			17,458
Allowance for loan losses	(8,508)			(4,671)
Total nonearning assets	52,624			36,153
Total assets	$790,010			$589,352

Interest-bearing liabilities:
Interest bearing transaction accounts	$43,069	535	1.66%	$22,202	432	2.60%
Savings & money market	189,983	2,434	1.71%	175,419	3,894	2.97%
Time deposits less than $100,000	216,715	4,873	3.01%	195,054	6,523	4.47%
Time deposits greater than $100,000	96,606	2,538	3.51%	54,738	1,726	4.21%
Junior subordinated debentures	14,434	593	5.50%	10,506	471	5.99%
Advances from FHLB	97,182	1,799	2.48%	34,238	980	3.82%
Securities sold under repurchase agreement	63,253	810	1.71%	38,717	1,034	3.57%
Federal funds purchased	132	1	1.16%	250	8	4.25%
ESOP borrowings	2,520	43	2.28%	2,807	95	4.51%
Other borrowings	60	2	3.99%	87	4	5.94%
Total interest-bearing liabilities	723,954	13,628	2.52%	534,018	15,167	3.79%
Noninterest-bearing liabilities:
Demand deposits	12,059			12,336
Other liabilities	4,786			3,049
Shareholders’ equity	49,211			39,949

Total liabilities and shareholders’ equity	$790,010			$589,352
Net interest income		$12,939			$10,544
Net interest spread			2.30%			2.41%
Net interest margin			2.35%			2.55%

(1)           Annualized for the nine month period.

(2)           Includes nonaccruing loans.

The net interest spread and net interest margin decreased during the nine months ended September 30, 2009 primarily as a result of the Bank having more interest-earning assets than interest-bearing liabilities that repriced as market rates began to decrease over the period.

Interest income for the nine months ended September 30, 2009 was $26.6 million, consisting of $19.1 million on loans, $7.5 million on investments, and $18,000 on federal funds sold and interest bearing balances.  Interest income for the nine months ended September 30, 2008 was $25.7 million, consisting of $20.7 million on loans, $4.8 million on investments, and $250,000 on federal funds sold and interest bearing balances.  Interest and fees on loans represented 71.7% and 80.5% of total interest income for the nine months ended September 30, 2009 and 2008, respectively. Income from investments, federal funds sold and interest bearing balances represented 28.3% and 19.5% of total interest income for the nine months ended September 30, 2009 and 2008, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 63.6% and 76.7% of average interest-earning assets for the nine months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2009, average earning assets were higher by $184.2 million than for the same period in 2008.

Interest expense for the nine months ended September 30, 2009 was $13.6 million, consisting of $10.4 million related to deposits, $810,000 related to securities sold under a repurchase agreement, $593,000 related to junior subordinated debentures, $1.8 million related to advances from the Federal Home Loan Bank (“FHLB”) and $46,000 related to other borrowings and federal funds purchased.  Interest expense for the nine months ended September 30, 2008 was $15.2 million, consisting of $12.6 million related to deposits, $1.0 million related to securities sold under a repurchase agreement, $471,000 related to junior subordinated debentures, $980,000 related to advances from the FHLB and $107,000 related to other borrowings and federal funds purchased.  Interest expense on deposits for the nine months ended September 30, 2009 and 2008 represented 76.2% and 82.9% of total interest expense, respectively, while interest expense on borrowings represented 23.8% and 17.1%, respectively, of total interest expense.  During the nine months ended September 30, 2009, average interest-bearing liabilities were higher by $189.9 million than for the same period in 2008.

Net interest income, the largest component of our income, was $12.9 million and $10.5 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The $2.4 million increase in net interest income for the nine months ended September 30, 2009 compared to the same period in 2008 resulted from a $857,000 increase in interest income and a $1.5 million decrease in interest expense.  The significant increase in interest income in 2009 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities.

Our net interest spread was 2.30% for the nine months ended September 30, 2009, compared to 2.41% for the nine months ended September 30, 2008.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the nine months ended September 30, 2009 was 2.35%, compared to 2.55% for the nine months ended September 30, 2008. For the third quarter of 2009, interest-earning assets averaged $737.4 million compared to $553.2 million in the same quarter of 2008.  During the same periods, average interest-bearing liabilities were $724.0 million and $534.0 million, respectively.

Three Months Ended September 30, 2009 and 2008

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended September 30, 2009 and 2008, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended September 30, 2009			For the Three Months Ended September 30, 2008
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$2,423	$1	0.08%	$376	$2	2.13%
Federal funds sold	13,415	11	0.32%	11,738	58	1.98%
Taxable investment securities	243,834	2,465	4.01%	144,729	2,070	5.69%
Non-taxable investment securities	3,117	31	3.89%	7,073	71	3.98%
Loans receivable(2)	475,407	6,570	5.48%	447,294	6,905	6.14%
Total earning assets	738,196	9,078	4.88%	611,210	9,106	5.93%

Nonearning assets:
Cash and due from banks	12,721			3,829
Mortgages held for sale	890			454
Premises and equipment, net	18,923			19,553
Other assets	29,513			18,639
Allowance for loan losses	(9,075)			(4,950)
Total nonearning assets	52,972			37,525
Total assets	$791,168			$648,735

Interest-bearing liabilities:
Interest bearing transaction accounts	$40,156	139	1.37%	$41,280	299	2.88%
Savings & money market	190,505	833	1.74%	156,027	949	2.42%
Time deposits less than $100,000	209,741	1,375	2.60%	204,600	2,073	4.02%
Time deposits greater than $100,000	97,910	752	3.05%	76,585	775	4.02%
Junior subordinated debentures	14,434	187	5.14%	14,434	237	6.54%
Advances from FHLB	98,695	610	2.45%	51,339	445	3.45%
Securities sold under repurchase agreement	72,500	271	1.49%	46,522	372	3.19%
ESOP borrowings	2,449	14	2.28%	270	2	2.71%
Fed funds purchased	—	—	—%	2,749	28	4.07%
Other borrowings	5	1	7.89%	247	4	6.23%
Total interest-bearing liabilities	726,395	4,182	2.28%	594,053	5,184	3.46%
Noninterest-bearing liabilities:
Demand deposits	12,391			12,400
Other liabilities	4,343			3,818
Shareholders’ equity	48,039			38,464

Total liabilities and shareholders’ equity	$791,168			$648,735
Net interest income		$4,896			$3,922
Net interest spread			2.60%			2.45%
Net interest margin			2.63%			2.55%

(1)           Annualized for the three month period.

(2)           Includes nonaccruing loans.

During the three months ended September 30, 2009, the net interest spread and net interest margin increased in comparison to the previous period in 2008.

Interest income for the three months ended September 30, 2009 was $9.1 million, consisting of $6.6 million on loans, $2.5 million on investments, and $12,000 on federal funds sold and interest bearing balances.  Interest income for the three months ended September 30, 2008 was $9.1 million, consisting of $6.9 million on loans, $2.1 million on investments, and $60,000 on federal funds sold and interest bearing balances.   Interest and fees on loans represented 72.4% and 75.8% of total interest income for the three months ended September 30, 2009 and 2008, respectively. Income from investments, federal funds sold, and interest bearing balances represented 27.6% and 24.2% of total interest income for the three months ended September 30, 2009 and 2008, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 64.4% and 73.2% of average interest-earning assets for the three months ended September 30, 2009 and 2008, respectively.  During the three months ended September 30, 2009, average earning assets were higher by $127.0 million than for the same period in 2008.

Interest expense for the three months ended September 30, 2009 was $4.2 million, consisting of $3.1 million related to deposits, $271,000 related to securities sold under repurchase agreements, $187,000 related to junior subordinated debentures, $610,000 related to FHLB advances, and $15,000 related to ESOP and other borrowings.  Interest expense for the three months ended September 30, 2008 was $5.2 million, consisting of $4.1 million related to deposits, $372,000 related to securities sold under repurchase agreements, $237,000 related to junior subordinated debentures, $445,000 related to FHLB advances, $28,000 related to ESOP borrowings and $6,000 from federal funds purchased and other borrowings.   Interest expense on deposits for the three months ended September 30, 2009 and 2008 represented 74.1% and 79.0%, respectively, of total interest expense, while interest expense on other liabilities represented 25.9% and 21.0%, respectively, of total interest expense. During the three months ended September 30, 2009, average interest-bearing liabilities were higher by $132.3 million than for the same period in 2008.

Net interest income, the largest component of our income, was $4.9 million and $3.9 million for the three months ended September 30, 2009 and 2008, respectively.  The increase in 2009 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities. The approximately $974,000 increase in net interest income for the three months ended September 30, 2009 compared to the same period in 2008 resulted from a $28,000 decrease in interest income and a $1.0 million decrease in interest expense.  The increases in net interest income were derived by higher average earning assets and interest-bearing liabilities and improving rates paid on interest bearing liabilities from an average cost of funds of 3.46% for the three months ended September 30, 2008 to 2.28% for the three months ended September 30, 2009.

Our net interest spread was 2.60% for the three months ended September 30, 2009 compared to 2.45% for the three months ended September 30, 2008.  Our net interest margin for the three months ended September 30, 2009 was 2.63%, compared to 2.55% for the three months ended September 30, 2008.  During the third quarter of 2009, interest-earning assets averaged $738.2 million compared to $611.2 million in the same quarter of 2008.  During the same periods, average interest-bearing liabilities were $726.4 million and $594.1 million, respectively.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Nine Months Ended September 30, 2009 vs. September 30, 2008				Nine Months Ended September 30, 2008 vs. September 30, 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$2,184	$(3,452)	$(364)	$(1,632)	$6,089	$(4,416)	$(1,322)	$351
Taxable investment securities	6,365	(1,480)	(2,070)	2,815	3,086	(20)	(40)	3,026
Non-taxable investment securities	(93)	(1)	—	(94)	(78)	(4)	1	(81)
Federal funds sold	(134)	(213)	116	(231)	(25)	(358)	15	(368)
Interest bearing balances	53	(4)	(50)	(1)	(5)	(5)	2	(8)
Total interest income	8,375	(5,150)	(2,368)	857	9,067	(4,803)	(1,344)	2,920

Interest expense
Deposits	2,781	(4,075)	(901)	(2,195)	4,808	(3,208)	(1,261)	339
Junior subordinated debentures	176	(39)	(15)	122	116	(53)	(15)	48
Advances from FHLB	1,803	(347)	(637)	819	603	(201)	(163)	239
Securities sold under repurchase agreements	655	(538)	(341)	(224)	1,140	(140)	(383)	617
Federal funds purchased	(4)	(6)	3	(7)	(21)	(8)	6	(23)
ESOP borrowings	(10)	(47)	5	(52)	136	(11)	(58)	67
Other borrowings	(1)	(1)	—	(2)	—	—	4	4
Total interest expense	5,400	(5,053)	(1,886)	(1,539)	6,782	(3,621)	(1,870)	1,291

Net interest income	$2,975	$(97)	$(482)	$2,396	$2,285	$(1,182)	$526	$1,629

	Three Months Ended September 30, 2009 vs. September 30, 2008				Three Months Ended September 30, 2008 vs. September 30, 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$434	$(723)	$(45)	$(334)	$1,914	$(1,876)	$(488)	$(450)
Taxable investment securities	1,418	(607)	(415)	396	1,587	(19)	(55)	1,513
Non-taxable investment securities	(40)	(1)	1	(40)	(70)	(2)	1	(71)
Federal funds sold	8	(49)	(7)	(48)	(32)	(111)	19	(124)
Interest bearing balances	11	(2)	(11)	(2)	(3)	(5)	2	(6)
Total interest income	1,831	(1,382)	(477)	(28)	3,396	(2,013)	(521)	862

Interest expense
Deposits	512	(1,341)	(168)	(997)	1,573	(1,528)	(525)	(480)
Junior subordinated debentures	—	(50)	—	(50)	107	(7)	(5)	95
Advances from FHLB	410	(127)	(117)	166	393	(85)	(127)	181
Securities sold under repurchase agreements	208	(198)	(111)	(101)	470	(58)	(186)	226
Federal funds purchased	(2)	—	—	(2)	(2)	(3)	1	(4)
ESOP borrowings	(3)	(12)	1	(14)	28	(14)	(14)	—
Other borrowings	(4)	1	(1)	(4)	—	—	4	4
Total interest expense	1,121	(1,727)	(396)	(1,002)	2,569	(1,695)	(852)	22

Net interest income	$710	$345	$(81)	$974	$827	$(318)	$331	$840

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

Nine Months Ended September 30, 2009 and 2008

Included in the statement of operations for the nine months ended September 30, 2009 and 2008 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $8.3 million and $1.5 million, respectively.  The increase in the allowance for the nine months ended September 30, 2009 relates to our decision to increase the allowance to accommodate charge offs to certain loans and further increase the total allowance in response to the deteriorating credit environment as evidenced by the increasing level of nonperforming assets.  The allowance for loan losses was approximately $8.2 million and $5.0 million as of September 30, 2009 and 2008, respectively. The allowance for loan losses as a percentage of gross loans was 1.72% at September 30, 2009 and 1.10% at September 30, 2008. At September 30, 2009, we had 57 nonperforming loans totaling approximately $12.3 million. Net charge offs amounted to approximately $7.7 million and $608,000 for the nine months ended September 30, 2009 and 2008, respectively.

Three Months Ended September 30, 2009 and 2008

Included in the statement of operations for the three months ended September 30, 2009 and 2008 is a noncash expense related to the provision for loan losses of $705,000 and $696,000, respectively. The increase in the allowance for the three months ended September 30, 2009 relates to our decision to increase the allowance to accommodate charge offs to certain loans and to further increase the total allowance in response to the deteriorating credit environment as stated above.

Noninterest Income (Loss)

The following table sets forth information related to our noninterest (loss) income during the nine months and three months ended September 30, 2009 and 2008:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Service fees on deposit accounts	$31	$27	$10	$9
Residential mortgage origination fees	291	329	62	74
Origination income on mortgage loans sold	43	33	11	7
Gain on sale of investment securities	1,281	505	690	473
Gain (loss) on sale of real estate, other real estate owned and repossessed assets	(20)	11	(19)	(12)
Other service fees and commissions	403	277	133	126
Bank owned life insurance	385	355	132	129
Impairment on nonmarketable equity securities	(76)	(4,596)	—	(4,596)
Other	31	23	9	9
Total noninterest income (loss)	$2,369	$(3,036)	$1,028	$(3,781)

Nine Months Ended September 30, 2009 and 2008

Noninterest income for the nine months ended September 30, 2009 was $2.4 million, an increase of $5.4 million, compared to a loss of $3.0 million during the same period in 2008.  The increase was primarily attributable to gains on sales of securities from our investment portfolio and a pre-tax impairment charge of $4.6 million related to the government placing the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation into conservatorship during the third quarter ending September 30, 2008.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination fees were $291,000 and $329,000 for the nine months ended

September 30, 2009 and 2008, respectively.  The decrease of $38,000 in 2009 related primarily to a decline in volume in the mortgage department during the first quarter of 2009.  We received $43,000 of origination income on mortgage loans sold for the nine months ended September 30, 2009 compared to $33,000 for the same period in 2008.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $31,000 and $27,000 for the nine months ended September 30, 2009 and 2008, respectively. The additional $4,000 of income resulted from the larger number of customer accounts.  Similarly, other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $126,000 to $403,000 for the nine months ended September 30, 2009 when compared to the same period in 2008. The increase is attributed to the growing number of customers to whom we provide financial services.

An additional $30,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the nine months ended September 30, 2009 when compared to the same period in 2008. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $31,000 and $23,000 for the nine months ended September 30, 2009 and 2008, respectively.

Three Months Ended September 30, 2009 and 2008

Noninterest income for the three months ended September 30, 2009 was $1.0 million, compared to noninterest loss of $3.8 million during the same period in 2008.  The increase was primarily attributable to gains on sales of securities from our investment portfolio and a pre-tax impairment charge of $4.6 million related to the government placing the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation into conservatorship during the third quarter ending September 30, 2008.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $62,000 and $74,000 for the three months ended September 30, 2009 and 2008, respectively.  The decrease of $12,000 related primarily to a decrease in origination volume in the mortgage department during the third quarter of 2009.  We received $11,000 of origination income on mortgage loans sold for the three months ended September 30, 2009 compared to $7,000 for the same period in 2008.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $10,000 and $9,000 for the three months ended September 30, 2009 and 2008, respectively. Similarly, other service fees, commissions, and the fee income received from customer NSF transactions increased $7,000 to $133,000 for the three months ended September 30, 2009, when compared to the same period in 2008.  The increase is attributed to the growing number of customers to whom we provide financial services.

An additional $3,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the three months ended September 30, 2009 when compared to the same period in 2008. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $9,000 for both the three months ended September 30, 2009 and 2008.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the nine and three months ended September 30, 2009 and 2008:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Salaries and benefits	$6,482	$6,220	$2,465	$1,816
Occupancy	1,195	1,034	414	374
Furniture and equipment expense	645	527	216	193
Professional fees	975	762	272	233
Advertising and marketing	396	661	201	183
Insurance	142	146	34	46
FDIC Assessment	1,185	233	430	83
Data processing and related costs	377	317	119	125
Telephone	149	113	52	41
Postage	13	17	4	5
Office supplies, stationery and printing	75	123	22	46
Other	899	588	292	191
Total noninterest expense	$12,533	$10,741	$4,521	$3,336

Nine Months Ended September 30, 2009 and 2008

We incurred noninterest expense of $12.5 million for the nine months ended September 30, 2009 compared to $10.7 million for the nine months ended September 30, 2008.  The $952,000 increase in the FDIC Assessment accounted for 53.1% of the $1.8 million increase in noninterest expense for the nine months ended September 30, 2009 compared to the same period in 2008.  The remaining increase resulted primarily from increases of $262,000 in salaries and benefits, $213,000 in professional fees, $161,000 in occupancy expense, $118,000 in furniture and equipment expense, $60,000 in data processing and related costs, $36,000 in telecommunications expense, and $258,000 in other expenses offset by a decrease of $265,000 in marketing costs and $4,000 in insurance costs.

Salaries and employee benefits expense was $6.5 million and $6.2 million for the nine months ended September 30, 2009 and 2008, respectively.  These expenses represented 51.7% and 57.9% of our total noninterest expense for the nine months ended September 30, 2009 and 2008, respectively.  The $262,000 increase in salaries and employee benefits expense in 2009 compared to 2008 resulted from increases of $200,000 in higher benefits cost and $363,000 in additional incentive compensation offset by a decrease of $128,000 in base compensation and $173,000 in stock based compensation.

Data processing and related costs increased $60,000, or 18.8%, for the nine months ended September 30, 2009 compared to the same period in 2008.  These expenses were $377,000 and $317,000 for the nine months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2009, our data processing costs for our core processing system were $314,000 compared to $246,000 for the nine months ended September 30, 2008.

Three Months Ended September 30, 2009 and 2008

We incurred noninterest expense of approximately $4.5 million for the three months ended September 30, 2009 compared to $3.3 million for the three months ended September 30, 2008.  The $649,000 and $347,000 increase in salaries and benefits and the FDIC Assessment, respectively, accounted for the 84.1% of the increase in noninterest expense for the three months ended September 30, 2009 compared to the same period in 2008.  The remaining increase resulted primarily from increases of $39,000 in professional fees, $40,000 in occupancy expense, $23,000 in furniture and equipment expense, $18,000 in marketing and related costs, $11,000 in telecommunications expense, and $76,000 in other expenses offset by a decrease of $6,000 in data processing costs and $12,000 in insurance costs.

Salaries and employee benefits expense was approximately $2.5 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively.  These expenses represented 54.5% and 54.4% of our total noninterest expense for the three months ended September 30, 2009 and 2008, respectively.  The $649,000 increase in salaries and employee benefits expense in 2009 compared to 2008 resulted from increases of $196,000 in higher benefits costs and $603,000 in additional incentive compensation, offset by a decrease of $80,000 in base compensation and $70,000 in stock based compensation.

Data processing and related costs decreased approximately $6,000, or 4.9%, for the three months ended September 30, 2009 compared to the same period in 2008.  These expenses were $119,000 and $125,000 for the three months ended September 30, 2009 and 2008, respectively.  During the three months ended September 30, 2009, our data processing costs for our core processing system were $110,000 compared to $99,000 for the three months ended September 30, 2008.

Income Tax Expense

Nine Months Ended September 30, 2009 and 2008

Income tax benefit was approximately $1.9 million for the nine months ended September 30, 2009 compared to income tax benefit of $1.8 million for the nine months ended September 30, 2008.  Income taxes are based on effective tax rates of 34.8% and 38.0% for the nine months ended September 30, 2009 and 2008, respectively.

Three Months Ended September 30, 2009 and 2008

Income tax expense was approximately $200,000 compared to income tax benefit of $1.5 million for the three months ended September 30, 2009 and 2008, respectively.  Income taxes are based on effective tax rates of 28.7% and 37.0% for the three months ended September 30, 2009 and 2008, respectively.

Balance Sheet Review

General

At September 30, 2009, we had total assets of $774.9 million, consisting principally of $469.3 million in net loans,  $224.1 million in investment securities, $18.8 million in net premises, furniture and equipment, $18.7 million in federal funds sold and $6.9 million in cash and due from banks.  Our liabilities at September 30, 2009 totaled $726.4 million, consisting principally of $547.4 million in deposits, $72.5 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $85.9 million in FHLB advances and $2.4 million in borrowings related to the ESOP.  At September 30, 2009, our shareholders’ equity was $48.5 million.

Federal Funds Sold

At September 30, 2009, our $18.7 million in short-term investments in federal funds sold on an overnight basis comprised 2.4% of total assets, compared to $40.4 million, or 5.6% of total assets, at December 31, 2008.

Investments

At September 30, 2009, the $224.1 million in our available for sale investment securities portfolio represented approximately 28.9% of our total assets compared to $171.8 million, or 24.0% of total assets, at December 31, 2008.  At September 30, 2009, we held U.S. government agency securities, government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $224.1 million and an amortized cost of $221.3 million for a net unrealized gain of $2.8 million.  As a result of the historically low rate environment during the last two years, we have utilized the investment portfolio to provide additional income and absorb liquidity on occasion. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As rates on investment securities rise and additional capital and deposits are obtained, we anticipate maintaining the relative size of the investment portfolio.

Contractual maturities and yields on our investments at September 30, 2009 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government-sponsored enterprises	$—	—%	$—	—%	35,107	4.56%	53,584	4.84%	88,691	4.73%
Mortgage-backed securities	—	—%	1,117	2.55%	834	2.22%	127,594	4.90%	129,545	4.88%
Municipals	—	—%	—	—%	2,630	4.96%	3,260	4.73%	5,890	4.83%
Total	$—	—%	$1,117	2.55%	$38,571	4.54%	$184,438	4.88%	$224,126	4.82%

At September 30, 2009, our investments included government sponsored enterprises, which consist of securities issued by the Federal Farm Credit Bank, FHLB, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $8.1 million, $16.1 million, $28.5 million, and $35.5 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $89.5 million, $7.7 million and $30.2 million, respectively. Municipals consist of securities issued by various different municipalities with an amortized cost of $5.8 million.

At September 30, 2009, the fair value of investments issued by the Federal Farm Credit Bank, FHLB, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association was approximately $8.2 million, $16.2 million, $28.6 million, and $35.8 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $90.5 million, $7.8 million and $31.2 million, respectively. Municipals consist of securities issued by various different municipalities with a fair value of $5.9 million.

Other nonmarketable equity securities at September 30, 2009 consisted of FHLB stock with a cost of $5.9 million, and other investments of $75,000.

The amortized costs and the fair value of our investments at September 30, 2009 and December 31, 2008 are shown in the following table.

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
Government-sponsored enterprises	$88,165	$88,691	$61,106	$62,215
Mortgage-backed securities	127,355	129,545	102,615	104,167
Municipals	5,821	5,890	5,595	5,388
Total	$221,341	$224,126	$169,316	$171,770

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at September 30, 2009 and December 31, 2008 were $469.3 million and $433.6 million, respectively.  Gross loans outstanding at September 30, 2009 and December 31, 2008 were $477.5 million and $462.0 million, respectively.

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

The following table summarizes the composition of our loan portfolio at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$24,774	5.2%	$27,443	6.0%

Real Estate
Mortgage	308,456	64.6%	268,500	58.1%
Construction	139,116	29.2%	161,298	34.9%
Total real estate	447,572	93.8%	429,798	93.0%

Consumer
Consumer	5,268	1.1%	4,936	1.1%

Deferred origination fees, net	(150)	(0.1)%	(210)	(0.1)%

Total gross loans, net of deferred fees	477,464	100.0%	461,967	100.0%
Less — allowance for loan losses	(8,206)		(7,635)
Total loans, net	$469,258		$454,332

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2009:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$14,097	$8,689	$1,988	$24,774
Real estate	169,173	224,464	53,935	447,572
Consumer	2,158	2,525	585	5,268
Deferred origination fees, net	(7)	(151)	8	(150)
Total gross loans, net of deferred fees	$185,421	$235,527	$56,516	$477,464

Gross loans maturing after one year with:
Fixed interest rates				$147,127
Floating interest rates				145,059
Total				$292,186

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

More specifically, in determining our allowance for loan losses, we review loans for specific and impaired reserves based on current appraisals less estimated closing costs. General and unallocated reserves are determined using historical loss trends applied to risk rated loans grouped by FDIC call report classification code.  The general and unallocated reserves are calculated by applying the appropriate historical loss ratio to the loan categories grouped by risk rating (pass, special mention, substandard and doubtful). The quantitative value of the qualitative factors, as described below, is then applied to this amount to estimate the general and unallocated reserve for the specific loans within this rating category and particular loan category. Impaired loans are excluded from this analysis. The sum of all such amounts determines our general and unallocated reserves.

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

After risk grading each loan, we then use fourteen qualitative factors to analyze the trends in the portfolio. These fourteen factors include both internal and external factors.  The internal factors considered are the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current non-accrual and problem loan trends, the quality of our loan review system, policy exceptions, value of underlying collateral and other factors which include insurance shortfalls, loan fraud and unpaid tax risk.  The external factors considered are regulatory and legal factors and the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources.  A quantitative value is assigned to each of the fourteen internal and external factors, which, when added together, creates a net qualitative weight.  The net qualitative weight is then added to the minimum loss ratio.  Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio.  As a result, an increased loss ratio will result in a higher allowance for loan loss.  For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant).  Similarly, positive trends in the loan portfolio, such as an improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight (assuming all other qualitative factors remain constant).  These factors are reviewed and updated by the Bank’s Senior Risk Committee on a quarterly basis to arrive at a consensus for our qualitative adjustments.

We have changed our methodology for determining our historical loss ratio to analyzing the most recent four quarters’ losses because we believe this period encompasses the most severe economic downturn and resulting credit losses in recent history. The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the historical loss factor.  The historical loss factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below.

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

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2009 and 2008.

	2009	2008
	(dollars in thousands)
Balance, beginning of year	$7,635	$4,158
Charge offs, Commercial and Industrial	(1,314)	(234)
Charge offs, Real Estate Mortgage	(3,003)	(262)
Charge offs, Real Estate Construction	(3,282)	(73)
Charge offs, Consumer	(159)	(39)
Recoveries, Commercial and Industrial	8	1
Recoveries, Real Estate Mortgage	10	—
Recoveries, Real Estate Construction	—	—
Recoveries, Consumer	1	—
Provision for loan losses	8,310	1,473
Balance, end of year	$8,206	$5,024

Total loans outstanding at end of period	$477,464	$456,747
Allowance for loan losses to gross loans	1.72%	1.10%
Net charge-offs to average loans	1.65%	0.14%

Nonperforming Assets

The following table sets forth our nonperforming assets for the nine months ended September 30, 2009 and December 31, 2008:

	2009	2008
	(dollars in thousands)
Nonaccrual loans	$12,260	$11,482
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	—	—
Total impaired loans	12,260	11,482
Other real estate owned	7,507	1,801
Total nonperforming assets	$19,767	$13,283

Nonperforming assets to total assets	2.55%	1.86%

The Bank had 40 nonperforming loans at September 30, 2009, totaling $12.3 million and 25 nonperforming loans totaling $11.5 million at December 31, 2008.  Of this amount it is anticipated that 37 loans totaling approximately $11.4 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional loan amounting to approximately $300,000 is expected to be paid in full, and two loans totaling approximately $591,000 will be refinanced either through the Bank or elsewhere.  At September 30, 2009 and December 31, 2008, the allowance for loan losses was $8.2 million and $7.6 million, respectively, or 1.72% and 1.65%, respectively, of outstanding loans.

Included in nonperforming loans at September 30, 2009 are $1.9 million in residential properties, representing approximately 11.1% of the Bank’s nonperforming loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of September 30, 2009, we had 66 loans with a current principal balance of $37.7 million on the watch list compared to 59 loans with a current principal balance of $22.9 million at December 31, 2008. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify it as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $5.0 million at September 30, 2009, compared to $12.4 million at December 31, 2008. At September 30, 2009, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  In addition, the Bank held $7.5 million and $1.8 million in other real estate owned at the period ending September 30, 2009 and December 30, 2008, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to obtain a portion of money market and certificates of deposits from outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for similar deposit products in our local market.  We also utilize wholesale deposits in certain instances to obtain deposits with more favorable maturities than are readily available in our local market.  We anticipate that the ratio of wholesale deposits to total deposits will decline as our full service banking offices mature.  The amount of wholesale deposits was $197.3 million, or 36.0% of total deposits, at September 30, 2009, and $284.1 million, or 50.6% of total deposits, at December 31, 2008.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 87.2% and 82.3% at September 30, 2009 and December 31, 2008, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009		December 31, 2008
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$12,059	—%	$12,272	—%
Interest bearing demand deposits	43,069	1.66%	28,576	2.53%
Savings and money market accounts	189,983	1.71%	173,471	2.77%
Time deposits less than $100,000	216,715	3.01%	203,217	4.24%
Time deposits greater than $100,000	96,606	3.51%	63,180	4.17%
Total deposits	$558,432	2.49%	$480,716	3.49%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Three months or less	$32,904	$17,243
Over three through six months	17,078	43,867
Over six though twelve months	40,671	17,514
Over twelve months	4,058	14,201
Total	$94,711	$92,825

The increase in time deposits of $100,000 or more for the nine months ended September 30, 2009 compared to year end 2008 resulted from our funding the growth of the Bank with a variety of deposit products, including retail time deposits.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2009 and the year ended December 31, 2008, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the nine months ended September 30, 2009:
Securities sold under agreement to repurchase	$72,500	1.43%	$72,500	$63,253	1.71%
Junior subordinated debentures	14,434	5.17%	14,434	14,434	5.50%
Advances from FHLB	85,900	2.61%	100,800	97,182	2.48%
Federal funds purchased	—	—%		132	1.16%
ESOP borrowings	2,375	2.25%	2,600	2,520	2.28%
Other borrowings	—	—%		60	3.99%

At or for the year ended December 31, 2008:
Securities sold under agreement to repurchase	$20,000	3.76%	$50,000	$35,187	3.58%
Junior subordinated debentures	14,434	6.98%	14,434	11,493	6.30%
Advances from FHLB	60,800	2.71%	60,800	40,915	3.51%
Federal funds purchased	—	—%	2,963	187	4.25%
ESOP borrowings	2,600	2.25%	2,900	2,774	4.17%
Other borrowings	616	4.25%	616	220	5.53%

Capital Resources

Total shareholders’ equity was $48.5 million at September 30, 2009 and $52.0 million at December 31, 2008.  The difference is attributable to the amount of preferred stock dividend paid of $473,574, additional paid in capital related to the ESOP of $177,473, an increase in the guarantee of ESOP borrowings of $238,100, net of current year reductions, an increase of $204,947 in the fair value of available for sale securities and stock-based compensation expense of $366,558, net of the loss of $3,608,580 for the nine month period ended September 30, 2009. Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
Return on average assets	(0.61)%	(0.81)%
Return on average equity	(9.80)%	(12.40)%
Equity to assets ratio	6.23%	6.50%

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

To be considered “well capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.

The following table sets forth the Company’s various capital ratios at September 30, 2009 and December 31, 2008.  For all periods, the Company was considered “well capitalized.”

	September 30,	December 31,
Tidelands Bancshares, Inc.	2009	2008
Leverage ratio	7.74%	9.39%
Tier 1 risk-based capital ratio	12.00%	13.48%
Total risk-based capital ratio	13.25%	14.73%

The following table sets forth the Bank’s various capital ratios at September 30, 2009 and December 31, 2008.  For all periods, the Bank was considered “well capitalized.”

	September 30,	December 31,
Tidelands Bank	2009	2008
Leverage ratio	7.34%	7.49%
Tier 1 risk-based capital ratio	11.36%	10.77%
Total risk-based capital ratio	12.62%	12.02%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2009, unfunded commitments to extend credit were $26.7 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2009, there were commitments totaling approximately $477,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 58.4% of our loans were variable rate loans at September 30, 2009 and 85.2% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.   While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2009 and December 31, 2008, our liquid assets, which consist of cash and due from banks, amounted to $25.6 million and $42.8 million, or 3.3% and 6.0% of total assets, respectively.  Our available for sale securities at September 30, 2009 and December 31, 2008 amounted to $224.1 million and $171.8 million, or 28.9% and 24.0% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $144.5 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  During the previous year, as a result of historically low rates that were being earned on short-term investments, we chose to maintain a lower than normal level of short-term securities.  In addition, we maintain four federal funds purchased lines of credit with correspondent banks totaling $21.0 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At September 30, 2009, we had $85.9 million in total advances and letters of credit from the FHLB with a remaining credit availability of $117.6 million and an excess lendable collateral value of approximately $200,000.

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

The following table sets forth information regarding our rate sensitivity, as of September 30, 2009, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$18,709	$—	$——	$—	$18,709
Investment securities	9,525	21,713	47,387	145,501	224,126
Loans	301,434	79,806	89,559	6,665	477,464
Total interest-earning assets	$329,668	$101,519	$136,946	$152,166	$720,299

Interest-bearing liabilities:
Money market and NOW	$136,571	$—	$——	$—	$136,571
Regular savings	98,382	—	——	—	98,382
Time deposits	78,989	207,086	13,551	288	299,914
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	52,500	—	10,000	10,000	72,500
Advances from Federal Home Loan Bank	20,900	—	56,000	9,000	85,900
ESOP borrowings	2,375	—	—	—	2,375
Total interest-bearing liabilities	$397,965	$207,086	$79,551	$25,474	$710,076

Period gap	$(68,297)	$(105,567)	$57,395	$126,692	$10,223
Cumulative gap	$(68,297)	$(173,864)	$(116,469)	$10,223	$10,223

Ratio of cumulative gap to total earning assets	(9.48)%	(24.14)%	(16.17)%	1.42%	1.42%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 12, 2009	By:	/s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	By:	/s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.