Form 10-K
period 2009-12-31
TIDELANDS BANCSHARES INC
filed 2010-02-26
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Yes ☒                                    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                                    No  ☒

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

Yes ☐                                    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,178,786 based on the closing sale price of $2.90 per share as reported on the NASDAQ Global Market.

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
(Do not check if a smaller reporting company)

The number of shares outstanding of the issuer’s common stock, as of February 22, 2010 was 4,277,176.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2010    Part III (Items 10-14)

PART I

Item 1.  Description of Business.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors” and the following:

•                  general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;

•                  the general decline in the real estate and lending market, particularly in our market areas, may continue to negatively affect our financial results;

•                  our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen;

•                  the results of our most recent external, independent review of our credit risk assets may not accurately predict the adverse effects on our financial condition if the economy were to continue to deteriorate;

•                  restrictions or conditions imposed by our regulators on our operations, including the terms of the informal Memorandum of Understanding (“MOU”) with the South Carolina State Board of Financial Institutions (the “South Carolina Banking Department”) and the Federal Deposit Insurance Corporation (the “FDIC”), may make it more difficult for us to achieve our goals;

•                  legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged;

•                  competitive pressures among depository and other financial institutions may increase significantly;

•                  changes in the interest rate environment may reduce margins or the volumes or values of the loans we make;

•                  competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can;

•                  our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•                  adverse changes may occur in the bond and equity markets;

•                  war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets;

•                  economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and

•                  we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the SEC.

General Overview

We are a South Carolina corporation organized in 2002 to serve as the holding company for Tidelands Bank, a state-chartered banking association under the laws of South Carolina headquartered in Mount Pleasant.  We opened Tidelands Bank in October 2003 and operate seven full service banking offices located along the coast of South Carolina.  We are primarily engaged in the business of accepting demand, savings and time deposits insured by the FDIC and providing commercial, consumer and mortgage loans to the general public.  Since our inception, we have focused on serving the banking needs of professionals, entrepreneurs, small business owners and their family members in our South Carolina coastal markets.  As of December 31, 2009, we had total assets of $775.9 million, net loans of $475.5 million, deposits of $591.5 million and shareholders’ equity of $38.9 million.

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

The following table shows key demographic information about our market areas:

Tidelands Bank			Total Market Area
	As of December 31, 2009		Total Deposits in			Projected	Median	Projected Growth in Median
Market	Retail	Net	Market	Deposit	2009	Population	Household	Household
Area(1)	Deposits	Loans	Area(2)	Growth(3)	Population(4)	Growth(5)	Income(4)	Income(5)
	($ in millions)
Charleston (4 branches)	$232.5	$350.6	$9.6B	123%	645,729	8.31%	$52,646	5.73%
Hilton Head (1 branch)	$67.6	$45.4	$3.7B	90%	180,977	10.71%	$57,813	3.43%
Myrtle Beach (2 branches)	$101.5	$79.5	$6.7B	100%	327,354	13.89%	$46,077	5.11%
Total	$401.6	$475.5

(1)       The Charleston market area is comprised of Charleston County, Dorchester County and Berkeley County; the Hilton Head market area is comprised of Beaufort County and Jasper County; and the Myrtle Beach market area is comprised of Horry County and Georgetown County.

(2)  Based on FDIC data as of June 30, 2009.

(3)  Based on FDIC data for the period June 30, 2000 through June 30, 2009.

(4)  As of 2009, per SNL Financial.

(5)  Projected for the period 2009-2014; per SNL Financial.

Markets in the United States, including our market areas, have experienced extreme volatility and disruption for more than 18 months.  According to the National Bureau of Economic Research, the United States entered an economic recession in December 2007.  Declining real estate values and rising unemployment levels have strained most sectors of the economy.  Although not immune from these economic realties, we believe that the Charleston economy remains diverse and well positioned for recovery.  According to the Charleston Metro Chamber of Commerce, each year more than four million people visit Charleston because of its world class shopping and dining and historical attractions.  For the 17th consecutive year, readers of Condé Nast Traveler magazine honored Charleston as a Top 10 travel destination in the U.S. with the No. 2 slot - topped only by San Francisco.  This ranking maintains Charleston’s spot as a premier east coast destination.

Recent economic expansion in the manufacturing sector includes Boeing’s plan to build a second final assembly plant for the new 787 Dreamliner.  The company broke ground on the 584,000-square-foot facility near its existing factory in early 2010 with assembly production expected to begin in 2011.  GE Aviation and the SKF Group, one of the world’s largest producers of jet engine bearings, recently opened a new facility in Charleston to manufacture and repair jets.  In October 2008, Google opened a new $600 million data center facility in the Charleston area that employees approximately 200 people.  In late 2007, DuPont announced a planned $500 million investment at its facility in Berkeley County to significantly expand production of high-performance Kevlar® para-aramid brand fiber for industrial and military uses.

Charleston is also home to a number of academic institutions, including the Medical University of South Carolina, The Citadel, The College of Charleston, Charleston Southern University and The Charleston School of Law.  Charleston also hosts military installations for the U.S. Navy, U.S. Air Force, U.S. Army and U.S. Coast Guard.

The Hilton Head market area, located in Beaufort County, approximately 45 miles north of Savannah, Georgia and 90 miles south of Charleston, is an internationally recognized retirement and vacation destination famous for its championship golf courses, beaches and resorts.  The Hilton Head Chamber of Commerce estimates that the year-round tourism industry accounts for more than 60% of local jobs and contributes in excess of $1.5 billion annually to the Hilton Head economy.

The Myrtle Beach area, also known as South Carolina’s Grand Strand, is a 60-mile stretch of coastline extending from the South Carolina state line at Little River (Horry County) south to Pawleys Island (Georgetown County).  In recent years, both The Wall Street Journal and Money magazine rated the Grand Strand as one of the nation’s top retirement locations.  Myrtle Beach was listed in the Top Ten destinations for families looking for a cool and affordable vacation in 2008 by Ask.com.  In recent years, the American Automobile Association has ranked the area as the nation’s second most popular tourist destination.  In 2007, the Myrtle Beach Chamber of Commerce estimated that over 15.2 million people visited the area.  Because tourism for the budget conscious traveler plays such a vital role in its local economy, we anticipate that Myrtle Beach will be our slowest market to recover from the recent economic downturn.

As economic conditions improve, we believe the combination of full-time residents and visitors will continue to support businesses such as real estate development, construction, manufacturing, healthcare and education in our market areas.

Our Strengths

Since our founding in 2002, we have focused on our core operating strength of relationship banking and have established the necessary infrastructure to support the expansion of our franchise.  The cornerstone of our relationship banking model is the hiring and retention of professional banking officers who know their customers and focus on their customers’ banking needs.  By leveraging our banking officers’ experience and personal contacts, we have been able to withstand the difficulties of this economic environment by focusing on building banking relationships with professionals, entrepreneurs, small business owners and their family members in our markets.  This relationship banking model enables us to generate both repeat business from existing customers as well as new business from customer referrals.

We have assembled an experienced senior management team, combining extensive market knowledge with an energetic and entrepreneurial culture.  The members of our management team have close ties to, and are actively involved in, the communities where we operate, which is critical to our relationship banking focus.  We believe this experienced senior management team has implemented the necessary risk management processes to allow us to manage nonperforming assets while we continue to diversify our loan portfolio and increase retail deposits in our local markets.  As market conditions improve, we are also optimistic that we are well positioned to enhance our franchise and reinvigorate our earnings stream without needing to add additional executive positions.

As we move beyond our sixth anniversary, we have established a community banking franchise consisting of seven full service banking offices in selected markets along the coast of South Carolina.  We have been careful to expand by opening new facilities only after we have identified an attractive market and hired experienced local bankers to manage our operations.  Six of our seven full service banking offices have opened since April 2007 and, as of December 31, 2009, these offices averaged approximately $57.4 million in retail deposits.  During the fourth quarter of 2009, we generated $51.5 million in local retail deposits through our branch network.

Our goal is to continue to reduce our dependence on wholesale deposits and increase retail deposits in our local markets to fund our future growth.  The amount of wholesale deposits was $189.9 million, or 32.1% of total deposits, at December 31, 2009, compared to $284.1 million, or 50.6% of total deposits, at December 31, 2008.  Going forward, we believe retail deposit growth will be the primary component of our funding sources.  For example, retail deposits increased over five times as fast as loans for the year ended December 31, 2009, with retail deposits increasing $124.6 million compared to $23.6 million in total loans.  Our retail deposits increased to $401.6 million at December 31, 2009 from $277.1 million at December 31, 2008, and represented 67.9% of our total deposits at December 31, 2009 compared to 49.4% of our total deposits at December 31, 2008.

We believe that our coastal markets need institutions that provide banking services to small businesses and local residents that the larger financial institutions are not well positioned to provide.  We anticipate that some of our competitors may be unable to survive the severity of this downturn.  Population growth projections for our markets suggest that for those financial institutions that emerge from this economic crisis, there is substantial opportunity to capture additional market share and enhance franchise value.

We believe our relationship banking model, management team and branch infrastructure has allowed us to weather this economic storm and positions us to take advantage of future market dislocation, consolidation and reduced competition for lending activities when the economy in our markets improves.  Although we have no definitive plans for expansion, we may also engage in strategic acquisitions if attractive opportunities arise.

Lending Activities

General.  We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans.  Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas.  We have focused our lending activities primarily on the professional market, including doctors, dentists, small business owners and commercial real estate developers.  At December 31, 2009, we had total loans of $485.6 million, representing 66.7% of our total earning assets.  The average loan size was approximately $272,000.  As of December 31, 2009, we had 67 nonperforming loans totaling approximately $21.3 million, or 4.4% of total loans.  The average size of our non-performing loans at December 31, 2009 was approximately $318,000.

At December 31, 2009, our loan portfolio was comprised of the following:

	Loans		Nonperforming Assets
	Balance December 31, 2009	% of Loans	Non- accrual Loans	Other Real Estate	Total Non- performing Assets
	(dollars in thousands)
Real estate mortgage	$335,831	69.2%	$10,813	$1,743	$12,556
Real estate construction	118,183	24.3%	10,059	3,726	13,785
Commercial and industrial	26,687	5.5%	423	1,396	1,819
Consumer	4,854	1.0%	—	—	—
	$485,555	100.0%	$21,295	$6,865	$28,160

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

As of December 31, 2009, loans secured by first or second mortgages on real estate comprised approximately $335.8 million, or 69.2%, of our loan portfolio.  These loans will generally fall into one of two categories: residential real estate loans or commercial real estate loans.

At December 31, 2009, our real estate mortgage loan portfolio was comprised of the following:

	Loans			Nonperforming Assets
Real Estate Mortgage Loans	Balance December 31, 2009	% of Loan Category	% of Total Loans	Non- accrual Loans	Other Real Estate	Total Non- performing Assets
	(dollars in thousands)
Residential Real Estate
Income Producing Properties	$53,304	15.9%	11.0%	$3,883	$1,114	$4,997
Owner-occupied
First Lien	50,104	14.9%	10.3%	1,929	492	2,421
Junior Lien	43,685	13.0%	9.0%	1,091	—	1,091
Speculative	18,170	5.4%	3.7%	3,376	—	3,376
Total Residential Real Estate	165,263	49.2%	34.0%	10,279	1,606	11,885
Commercial Real Estate
Income Producing Properties	78,004	23.2%	16.1%	400	—	400
Owner-occupied
First Lien	71,659	21.4%	14.7%	134	137	271
Junior Lien	4,085	1.2%	0.9%	—	—	—
Speculative	6,792	2.0%	1.4%	—	—	—
Multi-family	10,028	3.0%	2.1%	—	—	—
Total Commercial Real Estate	170,568	50.8%	35.2%	534	137	671
Total Real Estate Mortgage Loans	$335,831	100.0%	69.2%	$10,813	$1,743	$12,556

•                  Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit.  With respect to fixed and adjustable rate long-term residential real estate loans with terms of up to 30 years, we typically only originate these loans for third-party investors.  At December 31, 2009, residential real estate mortgage loans amounted to $165.3 million, or 34.0% of our loan portfolio.  Included in these loans was $93.8 million, or 56.8% of our residential real estate loan portfolio, in first and second mortgages on individuals’ homes, of which $43.7 million, or 26.4% of our residential real estate loan portfolio, was in home equity loans.  At December 31, 2009, non owner-occupied loans amounted to $71.4 million, or 43.2% of our residential real estate portfolio, of which $53.3 million, or 32.3% of our residential real estate portfolio, was in income producing properties.  At December 31, 2009, our residential real estate loans balances ranged from approximately $1,000 to $4.3 million, with an average loan balance of approximately $262,000.  The majority of these loans are made on owner-occupied properties.  The non owner-occupied loans had an average size of approximately $309,000.  Generally, at the inception of the loan, we limit the loan-to-value ratio on our residential real estate loans to 85%.  At December 31, 2009, our owner-occupied residential real estate secured by first and second mortgages ranged up to approximately $3.1 million, with an average balance of approximately $234,000.  Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less and we generally limit the extension of credit to less than 90% of the available equity of each property, although in certain exceptions we may extend up to 100% of the available equity.

•                  Commercial Real Estate Loans. At December 31, 2009, commercial real estate mortgage loans amounted to $170.6 million, or approximately 35.2% of our loan portfolio.  Included in these loans was $75.7 million, or 44.4% of our commercial real estate loan portfolio, in first and second liens.  At December 31, 2009, non owner-occupied loans amounted to $94.8 million, or 55.6% of our commercial real estate portfolio, of which $78.0 million, or 45.7% of our commercial real estate portfolio, was in income producing properties.  At December 31, 2009, the outstanding balances on individual commercial real estate loans ranged from approximately $9,000 to $5.7 million.  The non owner-occupied loans ranged from approximately $10,000 to $5.7 million, with an average size of approximately $817,000.  At December 31, 2009, our owner-occupied commercial real estate loans secured by first and second mortgages ranged from approximately $9,000 to $4.2 million, with an average balance of approximately $592,000.  We maintain loan relationships in excess of this size but have participated credits to correspondent banks to reduce our exposure to single large lending relationships.  The average commercial real estate loan balance was approximately $654,000.  These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  We also generally require that a borrower’s cash flow exceeds 125% of monthly debt service obligations.  In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

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

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 85%.  Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow.

At December 31, 2009, our real estate construction loans amounted to $118.2 million, or 24.3% of our total loan portfolio, and were comprised of the following:

	Loans			Nonperforming Assets
Real Estate Construction Loans	Balance December 31, 2009	% of Loan Category	% of Total Loans	Non- accrual Loans	Other Real Estate	Total Non- performing Assets
	(dollars in thousands)
Residential
Land
R/E Vacant Land - Commercial	$11,770	10.0%	2.4%	$1,413	$213	$1,626
R/E Vacant Land - Consumer	340	0.3%	0.1%	—	—	—
R/E Lot Loan - Commercial	936	0.8%	0.2%	722	227	949
R/E Lot Loan - Consumer	1,007	0.9%	0.2%	76	—	76
LTV Lot Loan Dev - Commercial	1,467	1.2%	0.3%	346	—	346
LTV Lot Loan Dev - Consumer	3,832	3.2%	0.8%	226	—	226
Speculative	47,534	40.2%	9.8%	3,424	2,225	5,649
Total Land	66,886	56.6%	13.8%	6,207	2,665	8,872
Construction
Owner-occupied
R/E Pre-sold - Commercial	237	0.2%	0.0%	—	—	—
R/E Res - Consumer	8,081	6.9%	1.7%	—	264	264
Speculative
R/E Speculative - Commercial	6,422	5.4%	1.3%	480	—	480
R/E Speculative - Consumer	1,455	1.2%	0.3%	1,455	—	1,455
Total Construction	16,195	13.7%	3.3%	1,935	264	2,199
Total R/E Residential Construction	83,081	70.3%	17.1%	8,142	2,929	11,071
Commercial
Land
Vacant Land	1,126	0.9%	0.2%	—	—	—
Speculative	28,111	23.8%	5.8%	1,917	517	2,434
Construction
Owner-occupied	947	0.8%	0.2%	—	—	—
Speculative	4,918	4.2%	1.0%	—	280	280
Total R/E Commercial Construction	35,102	29.7%	7.2%	1,917	797	2,714
Total Real Estate Construction	$118,183	100.0%	24.3%	$10,059	$3,726	$13,785

Residential land loans are made to both commercial entities and consumer borrowers for the purpose of financing land upon which to build a residential home.  At December 31, 2009, total real estate construction loans ranged from approximately $4,000 to $3.7 million, with an average balance of approximately $356,000.

Residential land loans are reclassified as residential construction loans once construction of the residential home commences.  These loans are further categorized as (i) pre-sold commercial, which is a loan to a commercial entity with a pre-identified buyer for the finished home, (ii) owner-occupied consumer, which is a loan to an individual who intends to occupy the finished home and (iii) non owner-occupied commercial (speculative), which is a loan to a commercial entity intending to lease or sell the finished home.  At December 31, 2009, residential land loans ranged from approximately $11,000 to $3.0 million, with an average balance of approximately $288,000.  At December 31, 2009, residential construction loans ranged from approximately $4,000 to $3.3 million, with an average balance of approximately $450,000.

Commercial land loans are made to commercial entities for the purpose of financing land upon which to build a commercial project.  These loans are for projects that typically involve small and medium sized single and multi-use commercial buildings.  At December 31, 2009, these loans ranged from approximately $30,000 to $3.7 million, with an average balance of approximately $522,000.

Commercial construction loans are made to the borrower for the purpose of financing the construction of a commercial development.  These loans are further categorized depending on whether the borrower intends to occupy the finished development (owner-occupied) or whether the borrower intends to lease or sell the finished development (non owner-occupied).  At December 31, 2009, these loans ranged from approximately $195,000 to $2.7 million, with an average balance of approximately $733,000.

Commercial and Industrial Loans.  At December 31, 2009, these loans amounted to $26.7 million, or 5.5% of our total loan portfolio.  At December 31, 2009, outstanding balances on these loans ranged from $2,000 to $1.5 million, with an average loan balance of approximately $95,000.  We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas.  These loans are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs.  These loans typically are partially guaranteed by the government, which helps to reduce their risk.  Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan.  As of December 31, 2009, we had not originated any small business loans utilizing government enhancements.

Consumer Loans.  At December 31, 2009, consumer loans amounted to $4.9 million, or 1.0% of our loan portfolio.  At December 31, 2009, the outstanding balance on our individual consumer loans ranged up to approximately $498,000, with an average loan balance of approximately $17,000.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and the availability and value of collateral.  Consumer rates are both fixed and variable, with negotiable terms.  Our installment loans typically amortize over periods up to 60 months.  Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Loan Portfolio Composition.  We provide loans for various uses, including commercial and residential real estate, business purposes, personal use, home improvement, automobiles, as well as letters of credit and home equity lines of credit.  Historically, we had a concentration of commercial real estate and acquisition, development and construction loans.  Our strategy going forward is to diversify our loan portfolio by focusing on increases in our owner-occupied lending.  We will also strive to continue to limit the amount of our loans to any single customer.  At December 31, 2009, we had approximately 1,788 loans, with an average loan balance of approximately $272,000.  As of December 31, 2009, our 10 largest customer loan relationships represented approximately $65.3 million, or 13.4% of our loan portfolio.  We believe that operating in three separate and distinct market areas along the South Carolina coast will provide long-term loan portfolio diversification.  At December 31, 2009, our loan portfolio was positioned within our major markets as follows: Charleston — 73.7%; Myrtle Beach — 16.7%; Hilton Head — 9.6%.  As market conditions improve, we believe that the diversity of economic activity in our primary markets will tend to mitigate economic volatility, which, together with the variety of purposes for which we make loans, will reduce our risks of loss.

Underwriting.  When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our veteran bankers’ intimate knowledge of our markets.  We have a disciplined approach to underwriting and focus on multiple sources of repayment, including personal guarantees.  Our underwriting standards vary for each type of loan.  While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.   We are permitted to hold loans that exceed supervisory guidelines up to 100% of bank capital, or $58.0 million at December 31, 2009.  As such, $77.4 million, or 15.9%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 64 loans totaling approximately $23.2 million at inception had loan-to-value ratios of 100% or more.  In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of capital.  At December 31, 2009, $39.3 million of our commercial loans, or 67.8% of the bank’s capital, exceeded the supervisory loan-to-value ratio.  The exceptions are approved based on a combination of debt service ability, liquidity and overall balance sheet strength of the borrower.  The frequency of pre-approved exceptions has decreased due to the erosion in potential borrowers’ balance sheet strength, liquidity and income due to the current economic conditions.  The bank expects this trend to continue while economic conditions remain recessionary.  Recently, however, the bank has experienced an increase in unintended loan-to-value exceptions in existing bank loans due to updated appraisals on loans, where the value of the applicable collateral, has decreased.

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by an officer with a higher lending authority.  Between the Chief Executive Officer, Senior Credit Officer and Chief Credit Officer, any two may combine their authority to approve credits up to $1.5 million.  If the loans exceed $1.5 million, then a loan committee comprised of Mr. Coffee and four outside directors may approve the loans up to 10% of the bank’s capital and surplus.  All loans in excess of this lending limit will be submitted for approval to the entire board of directors of the bank.  We do not make any loans to any director, executive officer, or principal shareholder, and the related interests of each, of the bank unless the loan is approved by the disinterested members of the board of directors of the bank and is on terms not more favorable to such person than would be available to a similarly situated person not affiliated with the bank.

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

We believe that our robust credit administration and risk management programs that we implemented at the portfolio level have allowed us to identify problem areas and respond quickly, decisively, and more aggressively than some of our peer institutions.  In response to the deteriorating economic conditions, we took several steps during the first quarter of 2009 to improve credit administration.  We designated a special assets officer to manage problem loans, instituted weekly meetings between senior credit managers and regional executives to discuss action plans for past due credits, and initiated monthly criticized/classified asset meetings between executive management and all lending officers.  At the monthly criticized/classified asset meetings, specific action plans are discussed with respect to each loan rated “special mention” or worse.  We have also aggressively pursued updated appraisals, and where appropriate, modified loan terms to facilitate continued performance of the credit.

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus.  This limit will increase or decrease as the bank’s capital increases or decreases.  Based upon the capitalization of the bank at December 31, 2009, our legal lending limit was approximately $8.7 million.  Even though our legal lending limit was $8.7 million, we maintained an internal lending limit of $5.2 million.  Historically, we have been able to sell participations in our larger loans to other financial institutions, which has allowed us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.  In the current economic environment, however, it has been difficult to sell participations to other financial institutions.  We expect to sell participations only on a limited basis going forward.

Deposit Products

We offer a full range of deposit services that are typically available in most banks and savings institutions,

including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas.  In addition, we offer certain retirement account services, such as IRAs.  We solicit accounts from individuals, businesses, associations, organizations and governmental authorities.  We believe that our branch infrastructure will assist us in obtaining retail deposits from local customers in the future.  Our retail deposits have increased to $401.6 million at December 31, 2009 from $277.1 million at December 31, 2008.  Our retail deposits at December 31, 2009 were 67.9% of our total deposits compared to 49.4% of our total deposits at December 31, 2008.

The following table shows our deposit mix at December 31, 2009 and December 31, 2008:

	At December 31, 2009		At December 31, 2008		Year-Over-Year Growth		Average Rate at
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage	December 31, 2009
	(dollars in thousands)
Retail Deposits
Noninterest bearing demand deposits	$16,971	2.9%	$12,133	2.2%	$4,838	39.9%	—%
Interest bearing demand deposits	29,688	5.0%	46,987	8.4%	(17,299)	(36.8)%	1.58%
Savings and money market accounts	160,773	27.2%	34,971	6.2%	125,802	359.7%	1.87%
Time deposits less than $100,000	89,944	15.2%	92,400	16.5%	(2,456)	(2.7)%	3.39%
Time deposits greater than $100,000	104,257	17.6%	90,577	16.1%	13,680	15.1%	3.32%
Total Retail Deposits	401,633	67.9%	277,068	49.4%	124,565	45.0%	2.63%
Wholesale Deposits
Savings and money market accounts	76,817	13.0%	147,885	26.3%	(71,068)	(48.1)%	1.59%
Time deposits less than $100,000	111,381	18.8%	134,024	23.9%	(22,643)	(16.9)%	2.45%
Time deposits greater than $100,000	1,718	0.3%	2,248	0.4%	(530)	(23.6)%	3.32%
Total Wholesale Deposits	189,916	32.1%	284,157	50.6%	(94,241)	(33.2)%	2.04%
Total Deposits	$591,549	100.0%	$561,225	100.0%	$30,324	5.4%	2.37%

Other Banking Services

We also offer other bank services including safe deposit boxes, traveler’s checks, direct deposit, United States Savings Bonds and banking by mail.  We are associated with the Cirrus, Master-Money, Pulse and Subswitch ATM networks, which are available to our customers throughout the country.  We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success.  In addition, we offer courier deposit service for commercial customers and banking hours, from 8:30 a.m. to 5:00 p.m. daily.  We also offer internet banking services, bill payment services and cash management services, along with remote deposit capture and ACH origination.  We currently exercise trust powers as trustee for the Tidelands Bancshares, Inc. Employee Stock Ownership Plan, but do not expect to exercise retail trust powers during our next few years of operation.

Competition

The banking business is highly competitive, and we experience competition in our market areas from many other financial institutions.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.  We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our market areas and elsewhere.

As of June 30, 2009, there were 29 financial institutions other than us in the Charleston market area, 29 in the Myrtle Beach market area and 24 in the Hilton Head market area.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, Wells Fargo, Carolina First Bank and South Carolina Bank & Trust.  These institutions offer some services, such as extensive and established branch networks and trust services, which we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2009, we had 83 full-time employees and 3 part-time employees.

SUPERVISION AND REGULATION

Both Tidelands Bancshares, Inc. and Tidelands Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors and not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.  Please refer to Management’s Discussion and Analysis or Plan of Operation for a discussion of regulatory updates in the section entitled, “Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.”

Tidelands Bancshares, Inc.

We own 100% of the outstanding capital stock of the bank, and therefore we are required to be registered as a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder.  As a bank holding company located in South Carolina, the South Carolina State Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

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

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina State Board of Financial Institutions.  We are not required to obtain the approval of the South Carolina Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the South Carolina Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Tidelands Bank

The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina State Board of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”).  Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each non-retirement depositor (though December 31, 2013) and $250,000 for certain retirement-account depositors.  The bank is participating in the FDIC’s Temporary Liquidity Guarantee Program, which is discussed in greater detail above under the heading “Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises, which, in part, fully insures non-interest bearing transaction accounts.

The South Carolina State Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

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

The South Carolina State Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  The South Carolina State Board of Financial Institutions also requires the bank to prepare quarterly reports on the bank’s financial condition in compliance with its minimum standards and procedures.

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

If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval.  Even if approved, rate restrictions apply governing the rate the bank may be permitted to pay on the brokered deposits.  In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the “national rate” paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity.  The “national rate” is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC.  Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the “national rate” can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area.  Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

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

As of December 31, 2009, the bank was deemed to be “well capitalized.”

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

Branching.  Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina State Board of Financial Institutions.  In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.  However, South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

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

Enforcement Powers.  The bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,375,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to 20 years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function.  The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers and other high risk customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.  The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

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

The Office of Foreign Assets Control.  The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts.  If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI.  The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.  The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.  The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

Payment of Dividends.  A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina State Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination.  The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends.  In addition, under the Federal Deposit Insurance Corporation Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

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

Insurance of Accounts and Regulation by the FDIC.  Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC recently announced a rule that requires financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We did not request exemption from the prepayment requirement.  During 2009, we paid $4.8 million in deposit insurance, which included regular premiums, the special assessment and the prepayment for all of 2010 through and including 2012.  The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

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

Item 1A.  Risk Factors.

RISK FACTORS

Difficult market conditions in our coastal markets and economic trends have adversely affected our industry and our business and may continue to do so.

Our business has been directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  The current economic downturn, increase in unemployment and other events that have negatively affected both household and corporate incomes, both nationally and locally, have decreased the demand for loans and our other products and services and have increased the number of customers who fail to pay interest and/or principal on their loans.  As a result, we have experienced significant declines in our coastal real estate markets with decreasing prices and increasing delinquencies and foreclosures, which have negatively affected the credit performance of our loans and resulted in increases in the level of our nonperforming assets and charge-offs of problem loans.  At the same time, competition among depository institutions for deposits and quality loans has increased significantly.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  These market conditions and the tightening of credit have led to increased deficiencies in our loan portfolio, increased market volatility and widespread reduction in general business activity.

Our future success significantly depends upon the growth in population, income levels, deposits and housing starts in the Charleston, Myrtle Beach and Hilton Head market areas.  Unlike many larger institutions, we are not able to spread the risks of unfavorable economic conditions across a large number of diversified economies and geographic locations.  If the markets in which we operate do not recover and grow as anticipated or if prevailing economic conditions locally or nationally do not improve, our business may continue to be negatively impacted.

A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business.

Beginning in the second half of 2007 and continuing through 2009, the financial markets were beset by significant volatility associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets.  The volatility has been exacerbated by a significant decline in the value of real estate in our coastal markets.  As of December 31, 2009, approximately 69.2% of our loans were secured by real estate mortgages.  The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A further weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder’s equity could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction lending.

Commercial real estate, commercial and industrial and construction lending usually involves higher credit risks than that of single-family residential lending.  As of December 31, 2009, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate — 35.2%, commercial and industrial — 5.5%, residential construction — 17.1%, and commercial construction — 7.2%.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers.  These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Commercial and industrial loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses.  These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself.  In addition, the collateral securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing, and the builder’s ability to ultimately sell the property.  During the construction phase, a number of factors can result in delays and cost overruns.  If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial real estate, commercial and industrial and construction loans are more susceptible to a risk of loss during a downturn in the business cycle.  Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

As of December 31, 2009, our outstanding commercial real estate loans were equal to 369% of our total capital.  The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

We have entered into an informal Memorandum of Understanding under which our regulators will require us to take certain actions.

On November 16, 2009, we entered into an informal MOU with the South Carolina Banking Department and the FDIC.  The failure to comply with the terms of the MOU could result in significant enforcement actions against us of increasing severity, up to and including a regulatory takeover of our bank subsidiary.  Under the terms of the MOU, we are required to, among other things, (1) submit a capital plan to the supervisory authorities for increasing and maintaining a Tier 1 leverage ratio at 8% and maintaining a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; and (4) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  We timely submitted the requested plans to the regulators for their review on January 14, 2010.  We may supplement these plans and reports in the future in response to comments and requests from our regulators.  In connection with these plans, the MOU requires us to provide status updates to the board of directors of the bank and quarterly status updates to the South Carolina Banking Department and the FDIC.  While the MOU remains in place, we may not pay dividends without the prior written consent of the regulators and we may not extend any additional credit to any borrower that has been charged off by the bank or classified as substandard, doubtful or loss in any report of examination as long as the credit remains uncollected.

Any material failure to comply with the terms of the MOU could result in further enforcement action by the supervisory authorities.  Since entering into the MOU, we have been actively pursuing the corrective actions.  We intend to continue to take the actions necessary to comply with the requirements of the MOU, although we may be unable to do so.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our losses could increase.

Our success depends, to a significant extent, on the quality of our assets, particularly loans.  Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances.  The risk of loss varies with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan and, for many of our loans, the value of the real estate and other assets serving as collateral.  Management makes various assumptions and judgments about the collectibility of our loan portfolio after considering these and other factors.  Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses that may occur.  In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and nonaccruals, national and local economic conditions and other pertinent information, including the results of external loan reviews.  Despite our efforts, our loan assessment techniques may fail to properly account for potential loan losses, and, as a result, our established loan loss reserves may prove insufficient.  If we are unable to generate income to compensate for these losses, they could have a material adverse effect on our operating results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.  As of December 31, 2009, we had 67 loans on nonaccrual status totaling approximately $21.3 million, and our allowance for loan loss was $10.0 million.  For the year ended December 31, 2009, we recorded $14.7 million as a provision for loan losses, compared to $4.7 million in 2008.  The increase was due primarily to the $9.8 million increase in the level of nonperforming loans during 2009.  Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

Institution-specific and/or broader industry-wide events may trigger a reduction in the availability of funding needed for day-to-day operations, resulting in a liquidity crisis.

We require a certain level of available funding each day to meet the liquidity demands of our operations.  These demands include funding for new loan production, funding available for customer withdrawal requests and maturing time deposits not being renewed, and funding for settlement of investment portfolio transactions.  Both institution specific events such as deterioration in our credit ratings resulting from a weakened capital position or from lack of earnings and industry-wide events such as a collapse of credit markets may result in a reduction of available funding sources sufficient to cover the liquidity demands.  Such a crisis could significantly jeopardize our ability to continue operations.

Recent legislative and regulatory initiatives to address the current difficult market and economic conditions may not achieve the desired effect.

Beginning in October 2008, a host of legislation and regulation has been enacted in response to the financial crises affecting the banking system and financial markets and the threats to investment banks and other financial institutions.  These include the following:

•                  On October 3, 2008, President Bush signed into law Emergency Economic Stabilization Act (“EESA”), under which the U.S. Treasury Department has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions under the Troubled Asset Relief Program for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

•                  On October 14, 2008, the Treasury Department announced the Capital Purchase Plan under the EESA under which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions.

•                  On November 21, 2008, the FDIC adopted a Final Rule with respect to its Temporary Liquidity Guarantee Program under which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, non-interest bearing bank transaction accounts.

•                  On February 10, 2009, the Treasury Department announced the Financial Stability Plan under the EESA, which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors.

•                  On February 18, 2009, President Obama signed the American Recovery and Reinvestment Act, a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.

•                  On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates.

•                  On March 23, 2009, the Treasury Department announced the Public-Private Investment Program, which will purchase real estate related loans from banks and securities from the broader markets, and is intended to create a market for those distressed debt and securities.

Each of these programs was implemented to help stabilize and provide liquidity to the financial system.  However, the long-term effect that these or any other governmental program may have on the financial markets or our business or financial performance is unknown.  A continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Regulatory reform of the U.S. banking system may adversely affect us.

On June 17, 2009, the Obama Administration announced a comprehensive plan for regulatory reform of the financial services industry.  The plan set forth five separate initiatives that will be the focus of the regulatory reform, including requiring strong supervision and appropriate regulation of all financial firms, strengthening regulation of core markets and market infrastructure, strengthening consumer protection, strengthening regulatory powers to effectively manage failing institutions and improving international regulatory standards and cooperation.

Other recent developments include:

•                  the Federal Reserve’s proposed guidance on incentive compensation policies at banking organizations; and

•                  proposals to limit a lender’s ability to foreclose on mortgages or make those foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home.

These initiatives may increase our expenses or decrease our income by, among other things, making it harder for us to foreclose on mortgages.  Further, the overall effects of these and other legislative and regulatory efforts on the financial markets remain uncertain, and they may not have the intended stabilization results.  These efforts may even have unintended harmful consequences on the U.S. financial system and our business.  Should these or other legislative or regulatory initiatives have unintended effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.

In addition, we may need to modify our strategies and business operations in response to these changes. We may also incur increased capital requirements and constraints or additional costs to satisfy new regulatory requirements.  Given the volatile nature of the current market and the uncertainties underlying efforts to mitigate or reverse disruptions, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments in the current or future environment.  Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Because of our participation in the Treasury Department’s Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives and other employees.

Under the terms of the CPP Purchase Agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity we issued or may issue to the Treasury, including the common stock we may issue under the CPP Warrant.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers.  The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive and the next 20 most highly compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives and the next five most highly compensated employees; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock and warrant that we sold to the U.S. Treasury under the Capital Purchase Program.

Legislation and regulation that have been adopted after we closed on our sale of Series T Preferred Stock and warrants to the Treasury for $14.4 million under the CPP on December 19, 2008, or any legislation or regulations that may be implemented in the future, may have a material effect on the terms of our CPP transaction with the Treasury.  If we determine that any such legislation or any regulations alter the terms of our CPP transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock and the warrant that we sold to the Treasury.  If we were to repurchase all or a portion of the preferred stock or warrant, then our capital levels could be materially reduced.

Our continued operations and future growth may require us to raise additional capital in the future, but that capital may not be available when we need it.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We may at some point need to raise additional capital to support our operations and any future growth, as well as to protect against any further deterioration in our loan portfolio.  In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so.  We may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators.  Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers, before closing a loan, to take certain steps that vary depending on the type and amount of the loan.  These steps include making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans.  Loans that do not fully comply with our loan policies are known as “exceptions.”  While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions.  Interagency guidelines for real estate lending policies allow institutions to originate loans in excess of the supervisory loan to value limits, however, the aggregate amount of such loans should not exceed 100% of total capital.

As of December 31, 2009, approximately $77.4 million of our loans, or 133.5% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 64 loans totaling approximately $23.2 million had loan-to-value ratios of 100% or more.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of a bank’s capital.  At December 31, 2009, $39.3 million of our commercial loans, or 67.8% of our bank’s capital, exceeded the supervisory loan to value ratio.  As of December 31, 2009, approximately 13.8% of the loans in our portfolio included collateral exceptions to our loan policies, which exceeds the 10% suggested by regulatory guidance.  As a result of these exceptions, those loans may have a higher risk of loss than the other loans in our portfolio that fully comply with our loan policies.  In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.  Although we have taken steps to reduce the number of exceptions in our loan portfolio, we may not be successful in reducing the number of exceptions in our loan portfolio.

Our net interest income could be negatively affected by the lower level of short-term interest rates, recent developments in the credit and real estate markets and competition in our primary market area.

As a financial institution, our earnings significantly depend upon our net interest income, which is the difference between the income that we earn on interest-earning assets, such as loans and investment securities, and the expense that we pay on interest-bearing liabilities, such as deposits and borrowings.  Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and net income.

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008.  Rates remained steady for 2009.  On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates.  Approximately 56.2% of our loans were variable rate loans at December 31, 2009.  The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we earn on our assets may not change in the same amount or at the same rates.  Accordingly, increases in interest rates may reduce our net interest income.  In addition, an increase in interest rates may decrease the demand for loans.  Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

Increased nonperforming loans and the decrease in interest rates reduced our net interest income during 2009 and could cause additional pressure on net interest income in future periods.  This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market areas.  Any significant reduction in our net interest income could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Higher FDIC Deposit Insurance premiums and assessments that we are required to pay could have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC recently announced a rule that requires financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We did not request exemption from the prepayment requirement.  During 2009, we paid $4.8 million in deposit insurance, which included regular premiums, the special assessment and the prepayment for all of 2010 through and including 2012.  The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011.  If FDIC deposit insurance premiums and assessments continue to increase, these higher payments could adversely affect our financial condition.

We depend on key individuals, and our continued success depends on our ability to identify and retain individuals with experience and relationships in our markets.  The loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Robert E. Coffee, Jr., our president and chief executive officer, has extensive and long-standing ties within our market areas and substantial experience with our operations, which has contributed significantly to our business.  If we lose the services of Mr. Coffee, he would be difficult to replace, and our business and development could be materially and adversely affected.

To succeed in our markets, we must identify and retain experienced key management members with local expertise and relationships in these markets.  We expect that competition for qualified management in our markets will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy.  Our inability to identify, recruit and retain talented personnel to manage our offices effectively would limit our growth and could materially adversely affect our business, financial condition and results of operations.  The loss of the services of several key personnel could adversely affect our strategy and prospects to the extent we are unable to replace them.

We face strong competition for customers, which could prevent us from obtaining customers or may cause us to pay higher interest rates to attract customer deposits.

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions.  Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer.  Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, Wells Fargo, Carolina First Bank and South Carolina Bank & Trust.  These institutions offer some services that we do not provide, such as extensive and established branch networks and trust services.  We also compete with local community banks in our market.  We may not be able to compete successfully with other financial institutions in our market, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We may not be able to compete with our larger competitors for larger customers because our lending limits are lower than theirs.

We are limited in the amount we can loan a single borrower by the amount of the bank’s capital.  Our legal lending limit is 15% of the bank’s capital and surplus, or $8.7 million at December 31, 2009.  Our internal lending limit was $5.2 million at December 31, 2009.  This is significantly less than the limit for our larger competitors and may affect our ability to seek relationships with larger businesses in our market areas.  We have been able to sell participations in our larger loans to other financial institutions, which has allowed us to meet the lending needs of our customers requiring extensions of credit in excess of these limits.  In the current economic environment, however, it has been difficult to sell participations to other financial institutions.  We expect to sell participations only on a limited basis going forward.

The costs of being an SEC registered company are proportionately higher for smaller companies like Tidelands Bancshares because of the requirements imposed by the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  These regulations are applicable to our company.  We have experienced, and expect to continue to experience, increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

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

Although our management team has acquisition experience at other institutions, we have never acquired another institution before, so we lack experience as an organization in handling any of these risks.  There is also a risk that any expansion effort will not be successful.

The accuracy of our financial statements and related disclosures could be affected because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Our critical accounting policies, which we summarize in our Annual Report on Form 10-K for the year ended December 31, 2009, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures.  For example, material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

We are exposed to the possibility that customers may prepay theirs loans to pay down loan balances, which could reduce our interest income and profitability.

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

Our operations are concentrated in and our loan portfolio consists almost entirely of loans to persons and businesses located in coastal South Carolina.  The collateral for many of our loans consists of real and personal property located in this area, which is susceptible to hurricanes that can cause extensive damage to the general region.  Disaster conditions resulting from any hurricane that hits in this area would adversely affect the local economies and real estate markets, which could negatively impact our business.  Adverse economic conditions resulting from such a disaster could also negatively affect the ability of our customers to repay their loans and could reduce the value of the collateral securing these loans.  Furthermore, damage resulting from any hurricane could also result in continued economic uncertainty that could negatively impact businesses in those areas.  Consequently, our ability to continue to originate loans may be impaired by adverse changes in local and regional economic conditions in this area following any hurricane.

We must respond to rapid technological changes, which may be more difficult or expensive than anticipated.

If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete.  Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations.  The financial services industry is changing rapidly, and to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies.  These changes may be more difficult or expensive than we anticipate.

Our ability to pay dividends on and repurchase our common stock is restricted.

Since our inception, we have not paid any cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future.  However, the ability of our bank to pay cash dividends to our holding company is currently prohibited by the restrictions of the MOU with the South Carolina Banking Department and the FDIC.  Even if we decide to pay cash dividends in the future and our regulators permit us to do so, our ability to do so will be limited by the regulatory restrictions described in the following sentence, by the bank’s ability to pay cash dividends to us based on its capital position and profitability, and by our need to maintain sufficient capital to support the bank’s operations.  The ability of the bank to pay cash dividends to us is limited by its obligations to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to South Carolina state banks and banks that are regulated by the FDIC.  If we do not satisfy these regulatory requirements, we will be unable to pay cash dividends on our common stock.

In addition, the CPP Purchase Agreement provides that before December 19, 2011, unless we have redeemed the Series T Preferred Stock or the Treasury has transferred the Series T Preferred Stock to a third party, we must obtain the consent of the Treasury to (1) declare or pay any dividend or make any distribution on our common stock, or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement.  These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock.

The warrant we issued to the Treasury may be dilutive to holders of our common stock.

The ownership interest of the existing holders of our common stock will be diluted to the extent the CPP Warrant is exercised.  The shares of common stock underlying the warrant represent approximately 11.8% of the shares of our common stock outstanding as of February 22, 2010 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant will not be bound by this restriction.

The holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

We have supported our continued growth through the issuance of trust preferred securities from two special purpose trusts and an accompanying sale of $14.4 million junior subordinated debentures to these trusts.  We have conditionally guaranteed payments of the principal and interest on the trust preferred securities of these trusts.  We must make payments on the junior subordinated debentures before we can pay any dividends on our common stock.  In the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time we cannot pay any dividends on our common stock.

Item 1B.  Unresolved Staff Comments.

Not applicable

Item 2.  Properties.

The following table sets forth the location of our main banking office, banking offices and operations center, as well as certain information relating to these facilities.

Type of Office	Location	Year Opened	Total Retail Deposits as of December 31, 2009	Leased or Owned
Main Office	875 Lowcountry Boulevard in Mount Pleasant, South Carolina	2004	$104,699,000	Leased
Summerville Branch Office	1510 Trolley Road in Summerville, South Carolina	2007	$54,400,000	Owned
Myrtle Beach Branch Office	1312 Professional Drive in Myrtle Beach, South Carolina	2007	$60,232,000	Leased
Park West Branch Office - Mount Pleasant	1100 Park West Blvd. in Mount Pleasant, South Carolina	2007	$23,295,000	Owned
West Ashley Branch Office - Charleston	946 Orleans Road in Charleston, South Carolina	2007	$50,083,000	Leased
Bluffton Branch Office	52 Burnt Church Road in Bluffton, South Carolina	2008	$67,649,000	Leased
Murrells Inlet Branch Office	11915 Plaza Drive in Murrells Inlet, South Carolina	2008	$41,275,000	Leased
Operations Center	840 Lowcountry Boulevard in Mount Pleasant, South Carolina	2007	N/A	Owned
Corporate Headquarters	830 Lowcountry Boulevard in Mount Pleasant, South Carolina	Under Construction (1)	N/A	Leased
Okatie Crossing Branch Office	15 Baylor Brooke Drive in Bluffton, South Carolina	ConstructionPending	N/A	Owned

(1)    Estimated construction costs are approximately $4.5 million.

Item 3.  Legal Proceedings.

Neither the company nor the bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the company or the bank.

Item 4.  Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

In connection with our public offering in October 2006, our common stock was approved for listing on The NASDAQ Global Market under the symbol “TDBK.”  Prior to October 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “TDBK.OB.”  As of December 31, 2009, we had approximately 472 shareholders of record.

The following table shows the reported high and low closing prices for shares of our common stock published by NASDAQ beginning with the first quarter of 2008.

	High	Low
2009
Fourth Quarter	$4.24	$2.80
Third Quarter	3.40	2.75
Second Quarter	3.90	2.80
First Quarter	4.10	2.50

2008
Fourth Quarter	$6.51	$2.49
Third Quarter	8.95	5.80
Second Quarter	10.50	8.50
First Quarter	11.46	9.00

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, Tidelands Bank, to pay dividends to us.  As a South Carolina state bank, Tidelands Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital.  If and when cash dividends are declared, they will be largely dependent upon our earnings, financial condition, business projections, general business conditions, statutory and regulatory restrictions and other pertinent factors.  Further, under an informal MOU with the South Carolina Banking Department and the FDIC, the bank may not pay dividends without the prior written consent of each supervisory authority.

In addition, the CPP Purchase Agreement provides that before December 19, 2011, unless we have redeemed the Series T Preferred Stock or the Treasury has transferred the Series T Preferred Stock to a third party, we must obtain the consent of the Treasury to declare or pay any dividend or make any distribution on our common stock.

Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures.  As of December 31, 2009, we had approximately $14.4 million of junior subordinated debentures outstanding.  We have the right to defer payment of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters.  If we defer, or fail to make, interest payments on the junior subordinated debentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures.

Equity Compensation Plan Information

The following table sets forth the equity compensation plan information at December 31, 2009.  All stock option information has been adjusted to reflect all prior stock splits and dividends.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans approved by security holders (1)	742,060	$10.28	41,446

Equity compensation plans not approved by security holders	—	—	—

Total	742,060	$10.28	41,446

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

Not applicable

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.  Our discussion and analysis for the years ended December 31, 2009, 2008 and 2007 is based on our audited financial statements for such periods.  The following discussion describes our results of operations for the year ended December 31, 2009 as compared to December 31, 2008 and 2007, and also analyzes our financial condition as of December 31, 2009 as compared to December 31, 2008.

Overview

We were incorporated in March 2002 to organize and serve as the holding company for Tidelands Bank.  As of December 31, 2009, we had total assets of $775.9 million, loans of $485.6 million, deposits of $591.5 million, and shareholders’ equity of $38.9 million.

The following table sets forth selected measures of our financial performance for the periods indicated.

	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Net income (loss) available to common shareholders	$(11,183)	$(4,955)	$413
Total assets	775,930	715,182	512,270
Total net loans	475,507	454,332	387,192
Total deposits	591,549	561,225	388,169
Shareholders’ equity	38,925	51,959	40,995

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 18 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  Specifically, deterioration in residential and commercial real estate values and a reduction in the level of tourism in our coastal markets has materially increased our level of nonperforming assets and past due loans.  These market conditions and the tightening of credit have also led to deficiencies in our loan portfolio, increased market volatility, a lower net interest margin, net losses and added pressure on capital.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013.

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance.

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable.

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 15 to 25 basis points fee (annualized), according to the institution’s risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place; and

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•                  On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury. These new limits are in place until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient institution’s appropriate regulatory agency.

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations.  Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury.  Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B.  These transactions were completed in September 2009 and October 2009, respectively.

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”).  Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.  Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers.   As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by Treasury, representing $12.4 billion of total equity capital.  Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power.  As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage backed securities and commercial mortgage backed securities and cash equivalents pending investment.

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

The Series T Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the Federal Reserve before we may redeem the Series T Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.  The CPP Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $3.79 per share of the common stock.  Please see the Form 8-K we filed with the SEC on December 19, 2008, for additional information about the Series T Preferred Stock and the CPP Warrant.

We also participate in the TAGP and will participate in the extended TAGP.  We have not opted out of the DGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase during 2010.

It is likely that further regulatory actions may arise as the Federal government continues to attempt to address the economic situation.  Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2009.  Management has discussed these critical accounting policies with the audit committee.

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

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Income Statement Review

Summary

Our net loss available to common shareholders was approximately $11.2 million for the year ended December 31, 2009, compared to a net loss of $5.0 million for the year ended December 31, 2008 and net income of $413,000 for December 31, 2007.  The pre-tax loss for the year ended December 31, 2009 was $6.9 million compared to $7.7 million for the year ended December 31, 2008 and pre-tax net income of $688,000 for the year ended December 31, 2007.  We recorded provisions for loan losses of $14.7 million, $4.7 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The $6.2 million increase in the after tax net loss from 2008 to 2009 resulted from a $3.4 million charge for income tax expense in comparison to a $2.7 million tax benefit in 2008.  Despite a net loss before income tax, the increase in tax expense for the year ended December 31, 2009 was a result of the company providing for a $5.6 million deferred tax valuation allowance based on our evaluation of the likelihood of our ability to utilize net operating losses in the near term.

In comparing December 31, 2009 and 2008, net interest income before provision expense increased $3.6 million, noninterest income increased from a loss of $2.8 million for the year ended December 31, 2008 to a gain of $6.2 million for the year ended December 31, 2009 while noninterest expense increased $1.7 million.  Noninterest expense increased in 2009 primarily as a result of the $1.0 million increase in the FDIC assessment and $1.2 million increase in loan related expenses.  For the years ended December 31, 2008 and 2007, the $8.3 million decrease in net income before tax expense resulted primarily from a pre-tax impairment charge of $4.6 million related to the government placing the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation into conservatorship and our provisional expense for credit losses of $4.7 million.  Excluding the $4.6 million impairment and gains on securities taken during 2008 of $509,000, noninterest income remained steady at $1.3 million from 2007 to 2008.  Noninterest income decreased from $1.4 million for the year ended December 31, 2007 to a loss of $2.8 million for the year ended December 31, 2008.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the years ended December 31, 2009 and 2008, our loan portfolio increased $23.6 million and $70.6 million, respectively.  We anticipate the growth in loans will drive the growth in assets and the growth in net interest income once economic conditions improve.  However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

The growth in our loan portfolio has created the need for a higher level of capital and the need to increase deposits and borrowings.  This loan growth strategy also resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At December 31, 2009, loans represented 62.6% of total assets, while securities and federal funds sold represented 32.0% of total assets.  While we plan to continue our focus on selectively increasing our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

The current interest rate environment, which is low by historical measures, has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates that were typically lower than certificate of deposit rates being offered in our local market.  This funding strategy allowed us to continue to operate in a branch expansion environment, which in turn allowed us to focus on our loan portfolio.  At December 31, 2009, retail deposits represented $401.6 million, or 54.8% of total funding, which includes total deposits plus borrowings.  Borrowings represented $141.7 million, or 19.3% of total funding, and wholesale deposits represented $189.9 million, or 25.9% of total funding.

We plan to continue to offer competitive rates on investment checking and money market accounts.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  Although we anticipate that our full service banking offices will assist us in meeting these objectives, we believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Despite difficult economic conditions in 2009, net interest income increased $3.6 million as the result of an increase in investment portfolio revenue of $3.1 million, which offset a decline in loan revenue, and a decrease in funding costs of $2.8 million as compared to the prior period.  Our net interest income for the year ended December 31, 2009 increased in part because we had more interest-earning assets than interest-bearing liabilities.  For the years ended December 31, 2009, 2008 and 2007, average interest-earning assets exceeded average interest-bearing liabilities by $15.0 million, $18.2 million, and $27.2 million, respectively.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin decreased to 2.45% during the year ended December 31, 2009, as a result of the bank having higher average earning assets despite the increase in the net interest spread.  The net interest margin decreased as the net interest spread improved because we used more earning assets to generate the given revenue stream.  We believe the stress being extended on our balance sheet and consequently our earnings is the result of the current economic environment.  Our net interest margins for the years ended December 31, 2009, 2008 and 2007 were 2.45%, 2.50% and 2.99%, respectively.  During the year ended December 31, 2008, the net interest spread and net interest margin decreased from comparable amounts in 2007 as a result of the bank having fewer interest-earning liabilities than interest-bearing assets that repriced as market rates began to decrease over the period.

Years Ended December 31, 2009, 2008 and 2007

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three years ended December 31, 2009, 2008 and 2007, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Earning assets:
Interest bearing balances	$2,440	$3	0.11%	$251	$5	2.04%	$283	$16	5.74%
Federal funds sold	9,573	26	0.27%	17,123	281	1.64%	13,573	702	5.17%
Taxable investment securities	248,568	9,922	3.99%	119,238	6,805	5.71%	42,885	2,463	5.74%
Non-taxable investment securities.	3,760	148	3.95%	7,172	287	4.00%	11,035	440	3.98%
Loans receivable	472,025	25,513	5.40%	433,629	27,379	6.31%	339,774	27,805	8.18%
Total earning assets	736,366	35,612	4.84%	577,413	34,757	6.02%	407,550	31,426	7.71%

Nonearning assets:
Cash and due from banks	11,984			3,863			1,577
Mortgage loans held for sale	986			510			1,640
Premises and equipment, net	19,054			19,099			14,974
Other assets	27,828			18,844			12,256
Allowance for loan losses	(8,367)			(4,889)			(4,117)
Total nonearning assets	51,485			37,427			26,330
Total assets	$787,851			$614,840			$433,880

Interest-bearing liabilities:
Interest bearing transaction accounts	$40,761	643	1.58%	$28,576	723	2.53%	$6,718	240	3.58%
Savings & money market	197,356	3,357	1.70%	173,471	4,806	2.77%	186,732	9,081	4.86%
Time deposits less than $100,000	214,135	6,100	2.85%	203,217	8,624	4.24%	131,130	6,936	5.29%
Time deposits greater than $100,000	97,918	3,246	3.31%	63,180	2,635	4.17%	10,418	562	5.39%
Junior subordinated debentures	14,434	774	5.36%	11,493	724	6.30%	8,248	561	6.80%
Advances from FHLB	91,075	2,326	2.55%	40,915	1,436	3.51%	20,575	1,012	4.92%
Securities sold under repurchase agreement	63,090	1,053	1.67%	35,187	1,258	3.58%	14,828	736	4.96%
Federal funds purchased	106	1	1.12%	187	8	4.25%	856	47	5.50%
ESOP borrowings	2,480	57	2.29%	2,774	116	4.17%	854	60	7.02%
Other borrowings	45	2	3.99%	220	12	5.53%	—	—	—%
Total interest-bearing liabilities	721,400	17,559	2.43%	559,220	20,342	3.64%	380,359	19,235	5.06%

Noninterest-bearing liabilities:
Demand deposits	12,516			12,272			10,550
Other liabilities	4,734			3,391			1,710
Shareholders’ equity	49,201			39,957			41,261

Total liabilities and shareholders’ equity	$787,851			$614,840			$433,880
Net interest income		$18,053			$14,415			$12,191
Net interest spread			2.41%			2.38%			2.65%
Net interest margin			2.45%			2.50%			2.99%

(1) Includes nonaccruing loans

Our net interest spread was 2.41%, 2.38% and 2.65% for the years ended December 31, 2009, 2008 and 2007, respectively.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the years ended December 31, 2009, 2008 and 2007 was 2.45%, 2.50% and 2.99%, respectively.  During 2009, interest-earning assets averaged $736.4 million, compared to $577.4 million in 2008 and $407.6 million in 2007.  During the same periods, average interest-bearing liabilities were $721.4 million, $559.2 million and $380.4 million, respectively.

Net interest income, the largest component of our income, was $18.1 million, $14.4 million and $12.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The increase in 2009 was a result of an increase in the net interest spread while in comparison, the increase in 2008 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities, rather than from an increase in the net interest spread.

The $3.6 million increase in net interest income for the year ended December 31, 2009, compared to the same period in 2008, resulted from a $3.1 million increase in investment portfolio revenue, which offset declining loan revenue, and a $2.8 million decrease in funding costs.  The $2.2 million increase in net interest income for the year ended December 31, 2008, compared to the same period in 2007, resulted from a $3.3 million increase in interest income offset by a $1.1 million increase in interest expense.

Interest income for the year ended December 31, 2009 was $35.6 million, consisting primarily of $25.5 million on loans, $10.1 million on investments and interest bearing balances, and $26,000 on federal funds sold.  Interest income for the year ended December 31, 2008 was $34.8 million, consisting primarily of $27.4 million on loans, $7.1 million on investments and interest bearing balances, and $281,000 on federal funds sold.  Interest income for the year ended December 31, 2007 was $31.4 million, consisting primarily of $27.8 million on loans, $2.9 million on investments and interest bearing balances, and $702,000 on federal funds sold.  Interest and fees on loans represented 71.6%, 78.8% and 88.5%, of total interest income for the years ended December 31, 2009, 2008 and 2007, respectively.  Income from investments, federal funds sold and interest bearing balances represented 28.4%, 21.2% and 11.5%, of total interest income for the years ended December 31, 2009, 2008 and 2007, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 64.1%, 75.1% and 83.4% of average interest-earning assets for the years ended December 31, 2009, 2008 and 2007, respectively.  As the economic recession deepened in late 2008 and its impact on our loan portfolio became more certain, we began shifting our earning asset mix to include a higher percentage of investments rather than loans.

During 2009, we continued to shift our focus towards local retail deposits and away from deposits that are considered brokered funds.  Although local funds are more expensive than wholesale funds, the interest rate environment allowed us to reduce our dependence on wholesale funding and yet decrease our overall cost of funding by $2.8 million.  Interest expense for the year ended December 31, 2009 was approximately $17.6 million, consisting primarily of $13.3 million related to deposits, $2.3 million related to FHLB advances, $1.1 million related to securities sold under repurchase agreements, $774,000 related to junior subordinated debentures, $57,000 related to ESOP borrowings and $3,000 federal funds purchased and other borrowings.  Interest expense for the year ended December 31, 2008 was approximately $20.3 million, consisting primarily of $16.8 million related to deposits, $1.4 million related to FHLB advances, $1.3 million related to securities sold under repurchase agreements, $724,000 related to junior subordinated debentures, $116,000 related to ESOP borrowings and $20,000 federal funds purchased and other borrowings.  Interest expense for the year ended December 31, 2007 was approximately $19.2 million, consisting primarily of $16.8 million related to deposits, $736,000 related to securities sold under repurchase agreements, $107,000 federal funds purchased and other borrowings, $561,000 related to junior subordinated debentures and $1.0 million related to FHLB advances.  Interest expense on deposits for the years ended December 31, 2009, 2008 and 2007 represented 76.0%, 82.5% and 87.4%, respectively, of total interest expense, while interest expense on borrowings represented 24.0%, 17.5% and 12.6%, respectively, of total interest expense.  During the year ended December 31, 2009, average interest-bearing liabilities were higher by $162.2 million than for the same period in 2008, while other borrowings and federal funds purchased averaged $256,000 lower, FHLB advances averaged $50.2 million higher, junior subordinated debentures averaged $2.9 million higher, ESOP borrowings averaged $294,000 lower and securities sold under repurchase agreement averaged $27.9 million higher than for the same period ended December 31, 2008. During the year ended December 31, 2008, average interest-bearing liabilities were higher by $178.9 million than for the same period in 2007, while other borrowings and federal funds purchased averaged $449,000 lower, FHLB advances averaged $20.3 million higher, junior subordinated debentures averaged $3.2 million higher, ESOP borrowings averaged $1.9 million higher and securities sold under repurchase agreement averaged $20.4 million higher than for the same period ended December 31, 2007.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended December 31, 2009 vs. December 31, 2008				Year Ended December 31, 2008 vs. December 31, 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$2,424	$(3,942)	$(349)	$(1,867)	$7,681	$(6,352)	$(1,755)	$(426)
Taxable investment securities	7,381	(2,045)	(2,219)	3,117	4,385	(15)	(27)	4,343
Non-taxable investment securities	(136)	(4)	2	(138)	(154)	2	(1)	(153)
Federal funds sold	(124)	(235)	104	(255)	183	(480)	(125)	(422)
Interest bearing balances	45	(5)	(42)	(2)	(2)	(10)	1	(11)
Total interest income	9,590	(6,231)	(2,504)	855	12,093	(6,855)	(1,907)	3,331

Interest expense
Deposits	2,929	(5,424)	(946)	(3,441)	6,700	(4,813)	(1,917)	(30)
Junior subordinated debentures	185	(108)	(28)	49	221	(41)	(17)	163
Advances from FHLB	1,761	(392)	(480)	889	1,000	(290)	(286)	424
Securities sold under repurchase agreements	998	(671)	(532)	(205)	1,010	(206)	(282)	522
Federal funds purchased	(3)	(6)	2	(7)	(37)	(11)	8	(40)
ESOP borrowings	(12)	(52)	5	(59)	135	(24)	(55)	56
Other borrowings	(10)	(3)	3	(10)	—	—	12	12
Total interest expense	5,848	(6,656)	(1,976)	(2,784)	9,029	(5,385)	(2,537)	1,107

Net interest income	$3,742	$425	$(528)	$3,639	$3,064	$(1,470)	$630	$2,224

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

Included in the statement of operations for the years ended December 31, 2009, 2008 and 2007 is a noncash expense related to the provision for loan losses of approximately $14.7 million, $4.7 million and $1.0 million, respectively.  The allowance for loan losses was approximately $10.0 million, $7.6 million and $4.2 million, as of December 31, 2009, 2008 and 2007, respectively.  The allowance for loan losses as a percentage of gross loans was 2.07% at December 31, 2009, 1.65% at December 31, 2008 and 1.06% at December 31, 2007.  At December 31, 2009, we had 67 nonperforming loans totaling approximately $21.3 million compared to 25 loans totaling $11.5 million at December 31, 2008.  For the year ended December 31, 2009, net charge offs totaled approximately $12.3 million compared to approximately $1.2 million for 2008 and approximately $334,000 for 2007.

Noninterest Income (Loss)

The following table sets forth information related to our noninterest income:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Service fees on deposit accounts	$42	$36	$35
Residential mortgage origination fees	356	349	651
Origination income on mortgage loans sold	49	34	113
Gain on sale of investment securities	4,857	509	38
Gain (loss) on sale of other real estate	(86)	5	—
Gain (loss) on sale of property and equipment	(5)	8	10
Other service fees and commissions	522	362	193
Bank owned life insurance	521	484	290
Other than temporary impairment on securities available for sale	—	(4,596)	—
Other than temporary impairment on nonmarketable equity securities	(123)	—	—
Other	48	33	25
Total noninterest income (loss)	$6,181	$(2,776)	$1,355

Noninterest income for the year ended December 31, 2009 was approximately $6.2 million, an increase of $9.0 million, compared to noninterest loss of $2.8 million during the same period in 2008.  The increase was attributable to an increase in gains on sales of investment securities of $4.3 million and other than temporary impairment of $4.6 million incurred during the same period in 2008.

Noninterest income (loss) for the year ended December 31, 2008 was approximately $2.8 million, a decrease of $4.1 million compared to noninterest income of $1.4 million during the same period in 2007.  The decrease was attributable to the impairment of the bank’s preferred stocks in Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”).  As a result of recent actions by the U.S. Treasury Department and the Federal Housing Finance Agency, effective in the third quarter of 2008, we recorded a pretax, non-cash impairment charge of $4.6 million for the other-than-temporary impairment (“OTTI”) of its investments in perpetual preferred securities issued by Fannie Mae and Freddie Mac.

Residential mortgage origination fees consist primarily of mortgage origination fees we receive on residential loans funded and closed by a third party.  Residential mortgage origination fees were $356,000, $349,000 and $651,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The increase of $7,000 in 2009 related primarily to a slight increase in volume in the mortgage department.  The significant decrease in 2008 was the result of the deteriorating economy.  Origination income on mortgage loans sold includes the interest income collected on mortgage payments prior to selling these loans to investors.  We received $49,000 of origination income on mortgage loans sold in 2009, compared to $34,000 in 2008 and $113,000 in 2007.  We anticipate that the level of mortgage origination fees will remain consistent if the mortgage refinancing business and economic conditions do not improve.  Further, changes in state law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $42,000, $36,000 and $35,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The additional $6,000 and $1,000 in income for 2009 and 2008, respectively, resulted from the larger number of customer accounts.   Similarly, other service fees, commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $160,000 to $522,000 for the year ended December 31, 2009 when compared to the same period in 2008.  Other service fees, commissions, and the fee income received from customer NSF transactions increased $169,000 to $362,000 for the year ended December 31, 2008 and increased $49,000 to $193,000 for the year ended December 31, 2007.  The increase is attributed to the growing number of customers to whom we provide financial services.

An additional $37,000 and $194,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the year ended December 31, 2009 and 2008.  Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers.  Other income was $48,000, $33,000 and $25,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense.

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Salaries and benefits	$7,806	$8,322	$6,918
Occupancy	1,574	1,423	1,030
Furniture and equipment expense	855	735	484
Professional fees	1,234	1,180	1,108
Advertising and marketing	462	750	647
Insurance	200	200	121
FDIC assessment	1,441	484	239
Data processing and related costs	498	448	275
Telephone	199	162	153
Postage	21	23	26
Office supplies, stationery and printing	100	151	171
Loan related expenses	1,211	110	81
Other	766	640	580
Total noninterest expense	$16,367	$14,628	$11,833

We incurred noninterest expense of $16.4 million for the year ended December 31, 2009, compared to $14.6 million for the year ended December 31, 2008, and $11.8 million for the year ended December 31, 2007.  For the year ended December 31, 2009, the $1.1 million increase in other loan related expenses and $1.0 million increase in the FDIC assessment primarily accounted for the increase in noninterest expense for the year ended December 31, 2009, compared to the same period in 2008.  For the year ended December 31, 2009, the remaining differences resulted primarily from increases of $151,000 in occupancy expense, $120,000 in furniture and equipment expense, $54,000 in professional fees, $50,000 in data processing and $110,000 in other expense, offset by a decrease of $516,000 in salaries and benefits expense and $288,000 in marketing costs.

In 2005, management committed to the expansion of the bank’s branch network, including the construction of new facilities in the Charleston, Hilton Head and Myrtle Beach markets.  Due to the variable timing associated with the construction projects, the new facility construction projects during 2007, coincided with projects that were begun in 2006.  Accordingly, occupancy expenses were $1.0 million and $1.4 million for years ended 2007 and 2008, respectively.  During 2009, occupancy expenses increased to $1.6 million.  These branch locations provide increased visibility and new customer traffic to the bank.  With these new customers, both loan and deposit accounts increase, and additional revenue is generated through interest income on loans and service charges on deposit accounts.

For the year ended December 31, 2008, the $1.4 million increase in salaries and employee benefits and $393,000 increase in occupancy expense accounted for 64.3% of the $2.8 million increase in noninterest expense, compared to the same period in 2007.  For the year ended December 31, 2008, the remaining $998,000 increase resulted primarily from an increase of $245,000 in FDIC assessments, $72,000 in professional fees, $251,000 in furniture and equipment expense, $103,000 in marketing costs, $79,000 in insurance costs, $173,000 in data processing and related costs and $75,000 in other expense.  These increases were primarily related to the expansion of our services and facilities.

Salary and benefit expense was $7.8 million, $8.3 million and $6.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Salaries and benefits represented 47.7%, 56.9% and 58.5% of our total noninterest expense for the years ended December 31, 2009, 2008 and 2007, respectively.  The $516,000 decrease in salaries and benefits expense in 2009 compared to 2008 resulted primarily from decreases of $276,000 in base compensation and $245,000 in stock compensation expense offset by an increase of $5,000 in benefits costs.  The $1.4 million increase in salaries and benefits expense in 2008 compared to 2007 resulted primarily from increases of $1.2 million in base compensation and $611,000 in benefits costs and a decrease of $371,000 in additional incentive compensation.  The $1.2 million increase in base compensation expense related to the cost of 9 additional employees hired in 2008, a full year’s expense for the 27 people hired in 2007, as well as annual salary increases.

Data processing and related costs were $498,000, $448,000 and $275,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  During the year ended December 31, 2009, our data processing costs for our core processing system were $426,000 compared to $347,000 for the year ended December 31, 2008 and $218,000 for the year ended December 31, 2007.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions, all of which have grown commensurate with the overall growth of the bank’s assets and liabilities.

Income tax expense was approximately $3.4 million for the year ended December 31, 2009 compared to an income tax benefit of $2.7 million and income tax expense of $275,000 for the year ended December 31, 2008 and 2007, respectively.  Income tax expense for 2009 includes the effects of our establishing a valuation allowance for deferred tax assets previously recorded.

Balance Sheet Review

General

At December 31, 2009, we had total assets of $775.9 million, consisting principally of $485.6 million in loans, $617,000 in mortgage loans held for sale, $229.8 million in investment securities, $12.5 million in federal funds sold, $18.8 million in net premises, furniture and equipment, $13.9 million in bank owned life insurance, and $2.5 million in cash and due from banks.  Our liabilities at December 31, 2009 totaled $737.0 million, consisting principally of $591.5 million in deposits, $60.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $65.0 million in FHLB advances, and $2.3 million in borrowings related to the ESOP.  At December 31, 2009, our shareholders’ equity was $38.9 million.

Federal Funds Sold

At December 31, 2009, our $12.5 million in short-term investments in federal funds sold on an overnight basis comprised 1.6% of total assets, compared to $40.4 million, or 5.6% of total assets, at December 31, 2008.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions in light of the current economic environment.

Investments

At December 31, 2009, the $229.8 million in our available for sale investment securities portfolio represented approximately 29.6% of our total assets, compared to $171.8 million, or 24.0% of total assets, at December 31, 2008.  We held U.S. government agency securities, securities of government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $229.8 million and an amortized cost of $231.6 million representing a net unrealized loss of $1.8 million.  During 2009, we utilized the investment portfolio to provide additional income and to absorb liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing additional wholesale funding liabilities.

Contractual maturities and yields on our investments at December 31, 2009 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	$35,682	4.38%	$52,931	4.72%	$88,613	4.58%
Mortgage-backed securities	—	—%	2,932	1.91%	—	—%	130,966	4.36%	133,898	4.30%
Municipals	—	—%	—	—%	2,609	4.96%	4,667	4.78%	7,276	4.85%
Total	$—	—%	$2,932	1.91%	$38,291	4.42%	$188,564	4.47%	$229,787	4.43%

At December 31, 2009, our investments included Government sponsored enterprises, which consist of securities issued by the Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $11.7 million, $36.5 million, $25.0 million, and $16.6 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $125.6 million, $1.6 million and $7.4 million, respectively.  Municipals consist of securities issued by various different municipalities with an amortized cost of $7.3 million.

At December 31, 2009, the fair value of investments issued by the Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association was approximately $11.2 million, $35.9 million, $24.8 million, and $16.7 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $124.9 million, $1.6 million and $7.4 million, respectively. Municipals consist of securities issued by various different municipalities with a fair value of $7.3 million.

Other nonmarketable equity securities at December 31, 2009 consisted of Federal Home Loan Bank stock with a cost of $5.9 million and other investments of approximately $29,000.

The amortized costs and the fair value of our investments at December 31, 2009, 2008 and 2007 are shown in the following table.

	December 31, 2009		December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
Government-sponsored enterprises	$89,774	$88,613	$61,106	$62,215	$47,272	$47,917
Mortgage-backed securities	134,535	133,898	102,615	104,167	23,979	24,247
Municipals	7,319	7,276	5,595	5,388	12,440	12,400
Preferred stock	—	—	—	—	3,553	3,472
Total	$231,628	$229,787	$169,316	$171,770	$87,244	$88,036

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, 2009 and 2008 were $472.0 million and $433.6 million, respectively.  Gross loans outstanding at December 31, 2009 and 2008 were $485.6 million and $462.0 million, respectively.

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

The following table summarizes the composition of our loan portfolio:

	2009		2008		2007		2006		2005
	(dollars in thousands)
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial and industrial	$26,687	5.5%	$27,443	6.0%	$24,350	6.2%	$24,631	9.0%	$11,360	6.3%

Real Estate
Mortgage	335,831	69.2%	268,500	58.1%	204,068	52.2%	124,715	45.7%	85,025	47.3%
Construction	118,183	24.3%	161,298	34.9%	159,815	40.8%	122,210	44.7%	81,878	45.6%
Total real estate	454,014	93.5%	429,798	93.0%	363,883	93.0%	246,925	90.4%	166,903	92.9%

Consumer
Consumer	4,985	1.0%	4,936	1.1%	3,467	0.9%	1,901	0.7%	1,708	1.0%
Deferred origination fees, net	(131)	(0.0)%	(210)	(0.1)%	(350)	(0.1)%	(247)	(0.1)%	(311)	(0.2)%

Total gross loans, net of deferred fees	485,555	100.0%	461,967	100.0%	391,350	100.0%	273,210	100.0%	179,660	100.0%
Less — allowance for loan losses	(10,048)		(7,635)		(4,158)		(3,467)		(2,245)
Total loans, net	$475,507		$454,332		$387,192		$269,743		$177,415

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.  The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2009:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$13,867	$11,869	$951	$26,687
Real estate	179,458	221,880	52,676	454,014
Consumer	2,032	2,367	586	4,985
Deferred origination fees, net	(4)	(131)	4	(131)
Total gross loans, net of deferred fees	$195,353	$235,985	$54,217	$485,555

Gross loans maturing after one year with:
Fixed interest rates				$152,862
Floating interest rates				137,467
Total				$290,329

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations.  The allowance is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the portfolio.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

More specifically, in determining our allowance for loan losses, we review loans for specific and impaired reserves based on current appraisals less estimated closing costs.  General and unallocated reserves are determined using historical loss trends applied to risk rated loans grouped by FDIC call report classification code.  The general and unallocated reserves are calculated by applying the appropriate historical loss ratio to the loan categories grouped by risk rating (pass, special mention, substandard and doubtful).  The quantitative value of the qualitative factors, as described below, is then applied to this amount to estimate the general and unallocated reserve for the specific loans within this rating category and particular loan category.  Impaired loans are excluded from this analysis as they are individually reviewed for valuation.  The sum of all such amounts determines our general and unallocated reserves.

We also track our portfolio and analyze loans grouped by call report categories.  The first step in this process is to risk grade each and every loan in the portfolio based on a common set of parameters.  These parameters include debt to worth, liquidity of the borrower, net worth, experience in a particular field and other factors.  Weight is also given to the relative strength of any guarantors on the loan.  We have retained an independent consultant to review the loan files on a test basis to confirm the grading of each loan.

After risk grading each loan, we then use fourteen qualitative factors to analyze the trends in the portfolio.  These fourteen factors include both internal and external factors.  The internal factors considered are the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current nonaccrual and problem loan trends, the quality of our loan review system, policy exceptions, value of underlying collateral and other factors which include insurance shortfalls, loan fraud and unpaid tax risk.  The external factors considered are regulatory and legal factors and the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources.  A quantitative value is assigned to each of the fourteen internal and external factors, which, when added together, creates a net qualitative weight.  The net qualitative weight is then added to the minimum loss ratio.  Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio.  As a result, an increased loss ratio will result in a higher allowance for loan loss.  For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant).  Similarly, positive trends in the loan portfolio, such as an improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight (assuming all other qualitative factors remain constant).  These factors are reviewed and updated by the Bank’s Senior Risk Committee on a quarterly basis to arrive at a consensus for our qualitative adjustments.

We have shifted our methodology for determining our historical loss ratio to analyzing the most recent four quarters’ losses because we believe this period encompasses the most severe economic downturn and resulting credit losses in recent history.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total.  The total is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below.

Separately, we review all impaired loans individually to determine a specific allocation for each.  In our assessment of impaired loans, we consider the primary source of repayment when determining whether or not loans are collateral dependent.  Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  When management determines that a loan is impaired, the difference between our investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is generally charged against the allowance for loan losses.

Periodically, we adjust the amount of the allowance based on changing circumstances.  We recognize loan losses to the allowance and add back subsequent recoveries.  In addition, on a quarterly basis we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles for the institutions.  We would only consider further adjustments to our allowance for loan losses based on this peer review if our allowance was significantly different from our peer group.  To date, we have not made any such adjustment.  There can be no assurance that loan charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial and residential real estate markets in our market areas.

The following table summarizes the activity related to our allowance for loan losses.

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Balance, beginning of year	$7,635	$4,158	$3,467	$2,245	$700
Charge offs, Commercial and Industrial	(1,519)	(313)	(116)	—	—
Charge offs, Real Estate Mortgage	(5,629)	(756)	—	—	—
Charge offs, Real Estate Construction	(5,104)	(73)	(218)	—	—
Charge offs, Consumer	(204)	(47)	(1)	—	—
Recoveries, Commercial and Industrial	12	1	1	—	—
Recoveries, Real Estate Mortgage	57	—	—	—	—
Recoveries, Real Estate Construction	53	—	—	—	—
Recoveries, Consumer	2	—	—	—	—
Provision for loan losses	14,745	4,665	1,025	1,222	1,545
Balance, end of year	$10,048	$7,635	$4,158	$3,467	$2,245

Total loans outstanding at end of period	$485,555	$461,967	$391,350	$273,210	$179,660
Allowance for loan losses to gross loans	2.07%	1.65%	1.06%	1.27%	1.25%
Net charge-offs to average loans	2.61%	0.27%	0.10%	0.00%	0.00%

Nonperforming Assets

The following table sets forth our nonperforming assets.

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Nonaccrual loans	$21,295	$11,482	$389	$1,965	$—
Loans 90 days or more past due and still accruing interest	—	—	—	—	—
Loans restructured or otherwise impaired	—	—	—	—	—
Total impaired loans	21,295	11,482	389	1,965	—
Other real estate owned	6,865	1,801	—	—	—
Total nonperforming assets	$28,160	$13,283	$389	$1,965	$—

Nonperforming assets to total assets	3.63%	1.86%	0.08%	0.58%	0.00%

During the fourth quarter of 2008, as the global economic environment crumbled, affecting our regional market, borrowers that had previously satisfactorily maintained their credit positions began to have difficulty with the repayment of their obligations.  As an institution concentrating in real estate lending, the slow down in the residential and commercial real estate activities coupled with the sharp decline in stock market values exacerbated the stress on the liquidity position of our borrowers.  The resulting lack of liquidity cushion manifested in our loans past due 30-89 days and non-performing assets. Consequently, we experienced significant increases in loans on our watch list, past due loans, nonaccrual loans and other real estate owned.

The bank had 67 nonperforming loans at December 31, 2009 totaling $21.3 million and 25 nonperforming loans totaling $11.5 million at December 31, 2008.  As of December 31, 2007, we had three nonperforming loans totaling $389,000.  Of the 67 nonperforming loans at December 31, 2009, it is anticipated that all 67 loans totaling approximately $21.3 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  At December 31, 2009, 2008, and 2007, the allowance for loan losses was $10.0 million, $7.6 million and $4.2 million, respectively, or 2.07%, 1.65% and 1.06%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at December 31, 2009 are $10.8 million in residential properties, representing approximately 50.9% of the Bank’s nonperforming loan total.  As expected, collateral values have declined as a result of the current economic environment.  According to the Federal Housing Finance Agency’s Home Price index, home prices in the Charleston and Myrtle Beach, South Carolina markets declined 5.79% and 6.41%, respectively, during the 12 month period ended September 30, 2009.  This compares to declines during that period for the State of South Carolina and the country as a whole of 0.66% and 3.76%, respectively.  To determine current collateral values we obtain new appraisals on loan renewals and potential problem loans.  In the process of estimating collateral values for non-performing loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of December 31, 2009, we had 70 loans with a current principal balance of $37.2 million on the watch list, compared to 59 loans with a current principal balance of $22.9 million at December 31, 2008.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either move it to “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $10.1 million at December 31, 2009 as compared to $12.4 million at December 31, 2008.  Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned.  At December 31, 2009, there were no loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the years ended December 31, 2009, 2008 and 2007, we received approximately $709,000, $452,000 and $4,400, respectively, in interest income in relation to loans that were on nonaccrual status at the respective year end prior to them being placed on nonaccrual status.  Foregone interest income related to loans on nonaccrual status was approximately $892,000, $396,000 and $48,000 during the years ended December 31, 2009, 2008 and 2007.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to obtain a portion of money market and certificates of deposits from outside of our market.  The deposits obtained outside of our market areas generally have lower rates than rates being offered for similar deposit products in our local market.  We also utilize wholesale deposits in certain instances to obtain deposits with more favorable maturities than are readily available in our local market.  We anticipate that the ratio of wholesale deposits to total deposits will continue to decline as our full service banking offices mature.  The amount of wholesale deposits was $189.9 million, or 32.1% of total deposits, at December 31, 2009, compared to $284.1 million, or 50.6% of total deposits, at December 31, 2008.

We anticipate being able to either renew or replace these wholesale deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 82.0% and 82.3% at December 31, 2009 and 2008, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2009, 2008 and 2007.

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$12,516	—%	$12,272	—%	$10,550	—%
Interest bearing demand deposits	40,761	1.58%	28,576	2.53%	6,718	3.58%
Savings and money market accounts	197,356	1.70%	173,471	2.77%	186,732	4.86%
Time deposits less than $100,000	214,135	2.85%	203,217	4.24%	131,130	5.29%
Time deposits greater than $100,000	97,918	3.31%	63,180	4.17%	10,418	5.39%
Total deposits	$562,686	2.37%	$480,716	3.49%	$345,548	4.80%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
	(in thousands)
Three months or less	$21,620	$17,243	$7,344
Over three through six months	44,829	43,867	20,111
Over six though twelve months	34,826	17,514	1,183
Over twelve months	4,700	14,201	1,238
Total	$105,975	$92,825	$29,876

The increase in time deposits of $100,000 or more for the year ended December 31, 2009 compared to the same period in 2008 resulted from our funding the growth of the bank with a variety of time deposit products, including retail time deposits.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the years ended December 31, 2009, 2008, and 2007, and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the year ended December 31, 2009:
Securities sold under agreement to repurchase	$60,000	1.55%	$72,500	$63,090	1.67%
Junior subordinated debentures	14,434	4.97%	14,434	14,434	5.36%
Advances from FHLB	65,000	3.03%	100,800	91,075	2.55%
Federal funds purchased	—	—%	—	106	1.12%
ESOP borrowings	2,300	2.25%	2,600	2,480	2.29%
Other borrowings	—	—%	—	45	3.99%

At or for the year ended December 31, 2008:
Securities sold under agreement to repurchase	$20,000	3.76%	$50,000	$35,187	3.58%
Junior subordinated debentures	14,434	6.98%	14,434	11,493	6.30%
Advances from FHLB	60,800	2.71%	60,800	40,915	3.51%
Federal funds purchased	—	—%	2,963	187	4.25%
ESOP borrowings	2,600	2.25%	2,900	2,774	4.17%
Other borrowings	616	4.25%	616	220	5.53%

At or for the year ended December 31, 2007:
Securities sold under agreement to repurchase	$41,040	4.54%	$41,040	$14,828	4.96%
Junior subordinated debentures	8,248	6.61%	8,248	8,248	6.80%
Advance from FHLB	29,000	4.20%	30,000	20,575	4.92%
Federal funds purchased	2,428	6.50%	2,428	854	7.02%
Other borrowings	—	—%	10,870	856	5.50%

Capital Resources

Total shareholders’ equity was $38.9 million at December 31, 2009 and $52.0 million at December 31, 2008.  The decrease is attributable to the net loss of $10.3 million for the year ended December 31, 2009, the preferred stock dividend paid of $654,000, additional paid in capital related to the ESOP of $234,000, a decrease in the guarantee of ESOP borrowings of $319,000, net of current year reductions, a decrease of $2.7 million in the fair value of available for sale securities and stock-based compensation expense of $455,000.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Return on average assets	(1.30)%	(0.81)%	0.10%
Return on average equity	(20.85)%	(12.40)%	1.00%
Equity to assets ratio	6.24%	6.50%	9.51%

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

To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  It is anticipated that over the coming years banking regulators will increase these minimum levels.

The following table sets forth the company’s various capital ratios at December 31, 2009 and 2008.  For all periods, the company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.

	2009	2008
Leverage ratio	6.83%	9.03%
Tier 1 risk-based capital ratio	10.21%	12.96%
Total risk-based capital ratio	11.67%	14.20%

The following table sets forth the bank’s various capital ratios at December 31, 2009 and 2008.  For all periods, the bank was considered “well-capitalized.”

Tidelands Bank

	2009	2008
Leverage ratio	6.59%	7.49%
Tier 1 risk-based capital ratio	9.84%	10.77%
Total risk-based capital ratio	11.10%	12.02%

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

On June 20, 2008, Tidelands Statutory Trust II (“Trust II”), a non-consolidated subsidiary of the company, issued and sold fixed/floating rate capital securities of the trust, generating proceeds of $6.0 million.  Trust II loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank.  The junior subordinated debentures qualify as Tier I under Federal Reserve Board guidelines.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2009, unfunded commitments to extend credit were $28.4 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2009, there were commitments totaling approximately $467,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” and net interest income simulations.  Interest sensitivity gap is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.  We are currently asset sensitive.

Approximately 56.2% of our loans were variable rate loans at December 31, 2009 and 85.4% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At December 31, 2009 and 2008, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $15.0 million and $42.8 million, or 1.9% and 6.0% of total assets, respectively.  Our available for sale securities at December 31, 2009 and 2008 amounted to $229.8 million and $171.8 million, or 29.6% and 24.0% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $110.0 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain four federal funds purchased lines of credit with correspondent banks totaling $27.0 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances.  At December 31, 2009, we had $65.0 million in total advances and letters of credit from the FHLB with a remaining credit availability of $128.5 million and an excess lendable collateral value of approximately $2.1 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $16.3 million secured by certain loans in our loan portfolio.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2009, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios and other embedded optionality in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$12,500	$—	$—	$—	$12,500
Investment securities	6,242	16,864	47,752	158,929	229,787
Loans	304,144	82,279	92,552	6,580	485,555
Total interest-earning assets	$322,886	$99,143	$140,304	$165,509	$727,842

Interest-bearing liabilities:
Money market and NOW	$128,319	$—	$—	$—	$128,319
Regular savings	138,959	—	—	—	138,959
Time deposits	81,688	212,571	12,894	147	307,300
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	40,000	—	10,000	10,000	60,000
Advances from Federal Home Loan Bank	—	—	56,000	9,000	65,000
ESOP borrowings	2,300	—	—	—	2,300
Total interest-bearing liabilities	$399,514	$212,571	$78,894	$25,333	$716,312

Period gap	$(76,628)	$(113,428)	$61,410	$140,176	$11,530
Cumulative gap	$(76,628)	$(190,056)	$(128,646)	$11,530	$11,530

Ratio of cumulative gap to total earning assets	(10.52)%	(26.11)%	(17.67)%	1.58%	1.58%

Item 7A:  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable

Item 8:  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Tidelands Bancshares, Inc.

Mount Pleasant, South Carolina

We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and its subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc., and its subsidiary, as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Tidelands Bancshares, Inc.’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, PLLC

Elliott Davis, PLLC

Charlotte, North Carolina

February 26, 2010

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,493,227	$2,471,797
Federal funds sold	12,500,000	40,375,000
Total cash and cash equivalents	14,993,227	42,846,797
Securities available-for-sale	229,786,787	171,769,851
Nonmarketable equity securities	5,892,650	3,807,140
Total securities	235,679,437	175,576,991
Mortgage loans held for sale	617,000	241,500
Loans receivable	485,555,288	461,967,217
Less allowance for loan losses	10,048,015	7,635,173
Loans, net	475,507,273	454,332,044
Premises, furniture and equipment, net	18,802,701	19,411,592
Accrued interest receivable	3,283,931	3,337,660
Bank owned life insurance	13,856,165	13,335,170
Other real estate owned	6,865,461	1,800,604
Other assets	6,324,714	4,300,465
Total assets	$775,929,909	$715,182,823

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$16,971,128	$12,133,098
Interest-bearing transaction accounts	29,688,124	46,987,209
Savings and money market	237,589,561	182,856,286
Time deposits $100,000 and over	105,975,461	92,825,486
Other time deposits	201,324,905	226,423,397
Total deposits	591,549,179	561,225,476

Securities sold under agreements to repurchase	60,000,000	20,000,000
Junior subordinated debentures	14,434,000	14,434,000
Advances from Federal Home Loan Bank	65,000,000	60,800,000
ESOP borrowings	2,300,000	2,600,000
Other borrowings	—	615,837
Accrued interest payable	1,359,861	2,841,473
Other liabilities	2,362,125	706,605
Total liabilities	737,005,165	663,223,391

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at December 31, 2009 and 2008	13,529,660	13,335,752
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at December 31, 2009 and 2008	42,772	42,772
Common stock-warrants, 571,821 outstanding at December 31, 2009 and 2008	1,112,248	1,112,248
Unearned ESOP shares	(2,204,073)	(2,522,860)
Capital surplus	43,584,958	43,364,255
Retained deficit	(16,010,476)	(4,905,419)
Accumulated other comprehensive income (loss)	(1,130,345)	1,532,684
Total shareholders’ equity	38,924,744	51,959,432
Total liabilities and shareholders’ equity	$775,929,909	$715,182,823

The accompanying notes are an integral part of these consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Interest income:
Loans, including fees	$25,512,610	$27,378,906	$27,805,332
Securities available-for-sale, taxable	9,922,547	6,805,459	2,462,876
Securities available-for-sale, non-taxable	148,437	286,844	439,719
Federal funds sold	25,803	280,973	701,701
Other interest income	2,741	5,116	16,211
Total interest income	35,612,138	34,757,298	31,425,839
Interest expense:
Time deposits $100,000 and over	3,245,973	2,634,756	562,024
Other deposits	10,100,461	14,153,141	16,256,750
Other borrowings	4,212,222	3,554,669	2,415,800
Total interest expense	17,558,656	20,342,566	19,234,574
Net interest income	18,053,482	14,414,732	12,191,265
Provision for loan losses	14,745,000	4,665,000	1,025,000
Net interest income after provision for loan losses	3,308,482	9,749,732	11,166,265

Noninterest income (loss):
Service charges on deposit accounts	41,605	36,340	35,476
Residential mortgage origination income	404,855	383,341	764,130
Gain on sale of securities available-for-sale	4,857,395	509,373	37,637
Gain (loss) on sale of real estate	(91,038)	12,865	9,488
Other service fees and commissions	522,289	362,029	192,697
Bank owned life insurance	520,995	484,352	290,032
Impairment on securities	(122,890)	(4,596,200)	—
Other	48,180	32,352	25,407
Total noninterest income (loss)	6,181,391	(2,775,548)	1,354,867
Noninterest expense:
Salaries and employee benefits	7,805,821	8,322,117	6,918,015
Net occupancy	1,574,366	1,423,198	1,029,784
Furniture and equipment	855,324	734,497	484,146
Other operating	6,131,682	4,147,955	3,400,883
Total noninterest expense	16,367,193	14,627,767	11,832,828
Earnings (loss) before income taxes	(6,877,320)	(7,653,583)	688,304
Income tax expense (benefit)	3,379,655	(2,699,000)	275,000
Net income (loss)	$(10,256,975)	$(4,954,583)	$413,304
Accretion of preferred stock to redemption value	193,908	—	—
Preferred dividends accrued	732,433	—	—
Net income (loss) available to common shareholders	$(11,183,316)	$(4,954,583)	$413,304
Earnings (loss) per common share
Basic earnings (loss) per share	$(2.75)	$(1.22)	$0.10
Diluted earnings (loss) per share	$(2.75)	$(1.22)	$0.10
Weighted average common shares outstanding
Basic	4,071,313	4,050,301	4,214,910
Diluted	4,071,313	4,050,301	4,270,005

The accompanying notes are an integral part of these consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the years ended December 31, 2009, 2008 and 2007

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained Earnings	Accumulated other comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income (loss)	Total
Balance, December 31, 2006	—	$—	$—	4,272,385	$42,724	$—	$42,045,551	$(364,140)	$96,319	$41,820,454
Proceeds from exercise of stock options				4,791	48		43,151			43,199
Stock based compensation expense							699,964			699,964
Guarantee of ESOP borrowings, net						(2,427,500)				(2,427,500)
Net income								413,304		413,304
Other comprehensive income, net of taxes of $236,295									405,749	405,749
Comprehensive income										819,053
Balance, December 31, 2007	—	$—	$—	4,277,176	$42,772	$(2,427,500)	$42,788,666	$49,164	$502,068	$40,955,170
Allocation of unearned ESOP shares							(124,920)			(124,920)
Stock based compensation expense							700,509			700,509
Net proceeds from issuance of preferred stock and common stock warrants	14,448	13,335,752	1,112,248							14,448,000
Guarantee of ESOP borrowings, net						(95,360)				(95,360)
Net loss								(4,954,583)		(4,954,583)
Other comprehensive income, net of taxes of $631,667									1,030,616	1,030,616
Comprehensive loss										(3,923,967)
Balance, December 31, 2008	14,448	$13,335,752	$1,112,248	4,277,176	$42,772	$(2,522,860)	$43,364,255	$(4,905,419)	$1,532,684	$51,959,432
Allocation of unearned ESOP shares							(234,462)			(234,462)
Stock based compensation expense							455,165			455,165
Preferred stock, dividend paid								(654,174)		(654,174)
Accretion of discount on preferred stock		193,908						(193,908)		—
Repayment of ESOP borrowings						318,787				318,787
Net loss								(10,256,975)		(10,256,975)
Other comprehensive loss, net of taxes of $1,632,178									(2,663,029)	(2,663,029)
Comprehensive loss										(12,920,004)
Balance, December 31, 2009	14,448	$13,529,660	$1,112,248	4,277,176	$42,772	$(2,204,073)	$43,584,958	$(16,010,476)	$(1,130,345)	$38,924,744

The accompanying notes are an integral part of these consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(10,256,975)	$(4,954,583)	$413,304
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	14,745,000	4,665,000	1,025,000
Depreciation and amortization expense	962,146	883,785	575,079
Discount accretion and premium amortization	3,375,776	(26,587)	(36,236)
Stock based compensation expense	455,165	700,509	699,964
Decrease (increase) in deferred income tax	3,846,223	(2,285,890)	(211,396)
Proceeds from sale of residential mortgages held-for-sale	32,568,094	28,700,877	52,245,300
Disbursements for residential mortgages held-for-sale	(32,943,594)	(27,515,577)	(51,114,666)
(Increase) decrease in accrued interest receivable	53,729	(173,536)	(1,243,845)
Increase (decrease) in accrued interest payable	(1,481,612)	1,500,312	369,729
Increase in cash surrender value of life insurance	(520,995)	(484,352)	(290,032)
(Gain) loss from sale of real estate	91,038	(12,865)	(9,488)
Gain from sale of securities available-for-sale	(4,857,395)	(509,373)	(37,637)
Write-down on other real estate owned	153,249	—	—
Other than temporary impairment on securities available-for-sale	—	4,596,200	—
Other than temporary impairment on nonmarketable equity securities	122,890	—	—
Increase in other assets	(4,168,293)	(529,889)	(229,338)
Increase (decrease) in other liabilities	1,655,520	(381,714)	688,818
Net cash provided by operating activities	3,799,966	4,172,317	2,844,556
Cash flows from investing activities:
Purchases of nonmarketable equity securities	(2,208,400)	(1,746,200)	(878,840)
Purchases of securities available-for-sale	(575,472,552)	(153,041,623)	(64,389,788)
Proceeds from sales of securities available-for-sale	369,561,934	55,037,945	12,514,016
Proceeds from calls and maturities of securities available-for-sale	145,080,093	11,871,982	2,059,570
Net increase in loans receivable	(43,632,213)	(73,885,256)	(118,473,417)
Purchase of bank owned life insurance	—	(5,001,662)	—
Proceeds from sale of other real estate owned	2,337,821	279,153	—
Purchase of premises, furniture and equipment, net	(358,236)	(2,527,908)	(9,540,078)
Net cash used by investing activities	(104,691,553)	(169,013,569)	(178,708,537)
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	42,272,220	23,491,440	64,233,139
Net increase (decrease) in certificates of deposit and other time deposits	(11,948,517)	149,564,595	64,803,605
Proceeds (repayments) on other borrowings	(615,837)	615,837	—
Proceeds from securities sold under agreements to repurchase	52,500,000	—	31,040,000
Repayments on securities sold under agreements to repurchase	(12,500,000)	(21,040,000)	—
Proceeds from junior subordinated debentures	—	6,186,000	—
Proceeds from FHLB advances	40,000,000	31,800,000	13,000,000
Repayments on FHLB advances	(35,800,000)	—	—
Proceeds from ESOP borrowings	—	472,500	2,527,500
Repayment of ESOP borrowings	(300,000)	(300,000)	(100,000)
Decrease (increase) in unearned ESOP shares	84,325	(220,280)	(2,427,500)
Proceeds from issuance of preferred stock, net	—	13,335,752	—
Proceeds from issuance of common stock-warrants	—	1,112,248	—
Preferred stock-dividends paid	(654,174)	—	—
Proceeds from exercise of stock options	—	—	43,199
Net cash provided by financing activities	73,038,017	205,018,092	173,119,943
Net increase (decrease) in cash and cash equivalents	(27,853,570)	40,176,840	(2,744,038)
Cash and cash equivalents, beginning of period	42,846,797	2,669,957	5,413,995
Cash and cash equivalents, end of period	$14,993,227	$42,846,797	$2,669,957

Supplemental cash flow information:
Income taxes paid	$121,582	$—	$160,107
Interest paid on deposits and borrowed funds	$19,040,268	$18,842,254	$18,864,846
Transfer of loans to foreclosed assets	$7,641,984	$2,074,974	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”).  The Company operated as a development stage company from January 31, 2002 to October 5, 2003.  Tidelands Bank commenced business on October 6, 2003.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry and Beaufort counties in South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. On February 22, 2006, the Company formed Tidelands Statutory Trust I for the purpose of issuing trust preferred securities.  On June 20, 2008, the Company formed Tidelands Statutory Trust II for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trusts are not consolidated in these financial statements. As further discussed in Note 21, on December 19, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, Tidelands Bancshares, Inc. issued 14,448 preferred shares and 571,821 warrants in return for $14.4 million in cash, to the U.S. Department of Treasury.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans and valuation of foreclosed real estate.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for losses on loans and valuation of foreclosed real estate may change materially in the near term.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued and all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

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

The accrual of interest income is generally discontinued when a loan becomes contractually 90 days past due as to principal or interest.  Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. Nonaccrual loans may be restored to performing status when all principal and interest has been kept current for six months and full repayment of the remaining contractual principal and interest is expected.

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

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is generally charged off with a corresponding entry to the allowance for loan losses.  The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due.

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

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation.  The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of five to 10 years and buildings of 40 years.  Leasehold improvements are amortized over the life of the leases, which range up to 40 years.  The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred.  Maintenance and repairs are charged to current expense.  The costs of major renewals and improvements are capitalized.

Other Real Estate Owned - Other real estate is acquired through, or in lieu of, foreclosure and is held for sale. It is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included within noninterest expense as part of other operating expense.

Securities Sold Under Agreements to Repurchase - The Bank enters into sales of securities under agreements to repurchase.  Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Income taxes deferred to future years are determined utilizing a liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carry forward. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

Retirement Plan - The Company has a 401(k) profit sharing plan, which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank makes matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation. Additionally, the Company maintains supplemental retirement plans for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. There are supplemental retirement plans in place for certain current employees.

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

Stock Option Plan - On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company.  The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant and vest based on continued service with the Company for a specified period, generally two to five years following the date of grant.  The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors.  The expiration date of any option may not be greater than 10 years from the date of grant.  Options that expire unexercised or are forfeited become available for reissuance.

Employee Stock Ownership Plan - The Company established the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of all eligible employees and their beneficiaries subject to authority to amend, from time to time, or terminate, the ESOP. The ESOP is primarily designed to invest in common stock of the Company and is permitted to purchase Company common stock with contributions to the ESOP made by the Company.  Also, the ESOP is permitted to borrow money and use the loan proceeds to purchase Company common stock. The money and Company common stock in the ESOP is intended to grow tax free until retirement, death, permanent disability or other severance of employment with the Company.  When an employee retires, he/she will receive the value of the accounts that have been set up for the contributions to the ESOP.  An employee may also be eligible for benefits in the event of death, permanent disability or other severance from employment with the Company.  The employee must pay taxes when the money is paid following one of these events or any other distributable event described in the ESOP unless it is transferred to another tax-qualified retirement plan or an IRA.

Earnings (loss) per share - Basic earnings (loss) per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method.  Weighted average shares outstanding are reduced for shares encumbered by the ESOP borrowings.

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

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-

balance-sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritave nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on the Company’s financial statements.  The ASC was amended in December, 2009, to include this guidance.

In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

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

Reclassifications - Certain captions and amounts in the 2007 and 2008 financial statements were reclassified to conform to the 2009 presentation.

NOTE 2 - OTHER COMPREHENSIVE INCOME

The change in the components of other comprehensive income (loss) and related tax effects are as follows:

	Year Ended December 31,
	2009	2008	2007
Change in unrealized gains (losses) on securities available-for-sale	$562,188	$(2,424,544)	$679,681
Reclassification adjustment for gains realized in net income	(4,857,395)	(509,373)	(37,637)
Impairment on securities available-for-sale	—	4,596,200	—
Net change in unrealized gains (losses) on securities	(4,295,207)	1,662,283	642,044
Tax effect	1,632,178	(631,667)	(236,295)
Net-of-tax amount	$(2,663,029)	$1,030,616	$405,749

NOTE 3 - FAIR VALUE MEASUREMENTS

The current accounting literature requires the disclosure of fair value information for financial instruments, whether or not they are recognized in the consolidated balance sheets, when it is practical to estimate the fair value.  The guidance defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments.  Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Securities Available-for-sale — Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

With respect to securities available-for-sale, Level 1 includes those securities traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Nonmarketable Equity Securities - The carrying amount for nonmarketable equity securities approximates the fair value since no readily available market exists for these securities.

Mortgage Loans Held for Sale - The carrying value for mortgage loans held for sale is a reasonable estimate for fair value considering the short time these loans are carried on the books.  Management determined that only minor fluctuations occurred in fixed rate mortgage loans; therefore the carrying amount approximates fair value.

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

Employee Stock Ownership Plan Borrowings - The carrying value of the ESOP borrowing is a reasonable estimate of fair value because they can be repriced frequently.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$2,493,227	$2,493,227	$2,471,797	$2,471,797
Federal funds sold	12,500,000	12,500,000	40,375,000	40,375,000
Securities available-for-sale	229,786,787	229,786,787	171,769,851	171,769,851
Nonmarketable equity securities	5,892,650	5,892,650	3,807,140	3,807,140
Mortgage loans held for sale	617,000	617,000	241,500	241,500
Loans receivable	485,555,288	490,945,288	461,967,217	472,328,217

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$284,248,813	$284,248,813	$241,976,593	$241,976,593
Certificates of deposit and other time deposits	307,300,366	309,914,366	319,248,883	327,521,000
Securities sold under agreements to repurchase	60,000,000	60,241,000	20,000,000	21,497,856
Junior subordinated debentures	14,434,000	15,615,503	14,434,000	15,393,769
Advances from Federal Home Loan Bank	65,000,000	64,360,000	60,800,000	62,021,000
ESOP borrowings	2,300,000	2,300,000	2,600,000	2,600,000
Other borrowings	—	—	615,837	615,837

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$28,429,383	$—	$31,750,422	$—
Letters of credit	466,739	—	761,765	—

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value disclosures.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Assets and liabilities that are carried at fair value are classified in one of the following three categories based on a hierarchy for ranking the quality and reliability of the information used to determine fair value:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3 —	Unobservable inputs that are not corroborated by market data.

Assets measured at fair value on a recurring basis are as follows as of December 31, 2009 and 2008:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2009
Available-for-sale investment securities	$—	$229,786,787	$—
Mortgage loans held for sale	—	617,000	—
Total	$—	$230,403,787	$—
December 31, 2008
Available-for-sale investment securities	$—	$171,769,851	$—
Mortgage loans held for sale	—	241,500	—
Total	$—	$172,011,351	$—

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2009 and 2008:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2009
Impaired loans	$—	$21,294,897	$—
Other real estate owned	—	6,865,461	—
Total	$—	$28.160.358	$—
December 31, 2008
Impaired loans	$—	$11,481,559	$—
Other real estate owned	—	1,800,604	—
Total	$—	$13,282,163	$—

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At December 31, 2009, the bank had $224,000 on deposit with the Federal Reserve Bank to meet this requirement compared to $1.0 million on deposit at December 31, 2008. At December 31, 2009, the bank had $1.0 million in actual currency and cash on hand, $1.3 million in due from non-interest bearing balances and

$168,000 in due from interest bearing balances. At December 31, 2009, the Company maintained compensating balances totaling $100,000 with a correspondent bank.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2009
Government-sponsored enterprises	$89,774,279	$47,186	$1,208,700	$88,612,765
Mortgage-backed securities	134,534,637	160,950	797,032	133,898,555
Municipals	7,318,970	6,336	49,839	7,275,467
Total	$231,627,886	$214,472	$2,055,571	$229,786,787

December 31, 2008
Government-sponsored enterprises	$61,105,520	$1,109,228	$—	$62,214,748
Mortgage-backed securities	102,615,332	1,784,042	232,486	104,166,888
Municipals	5,594,891	4,547	211,223	5,388,215
Total	$169,315,743	$2,897,817	$443,709	$171,769,851

The amortized cost and estimated fair values of investment securities at December 31, 2009, by contractual maturity dates, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	38,607,823	38,290,493
Due after ten years	58,485,426	57,597,739
Subtotal	97,093,249	95,888,232
Mortgage-backed securities	134,534,637	133,898,555
Total Securities	$231,627,886	$229,786,787

At December 31, 2009 and December 31, 2008, investment securities with book values of $111,038,524 and $62,762,434 and market values of $110,043,275 and $64,093,923, respectively, were pledged as collateral for securities sold under agreements to repurchase and Federal Home Loan Bank advances. Gross proceeds from the sale of investment securities totaled $369,561,934, $55,037,945and $12,514,016 for the years ended December 31, 2009, 2008 and 2007, respectively. The gross realized gain on the sale of investment securities totaled $5,085,640 with gross realized losses of $228,245 resulting in a net realized gain of $4,857,395 for the year ended December 31, 2009. The gross realized gain on the sale of investment securities totaled $633,070 with gross realized losses of $123,697 resulting in a net realized gain of $509,373 for the year ended December 31, 2008. The gross realized gain on the sale of investment securities totaled $37,637 with no gross realized loss resulting in a net realized gain of $37,637 for the year ended December 31, 2007. The cost of investments sold is determined using the specific identification method.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

Securities available-for-sale:

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2009
Government-sponsored enterprises	$61,020,580	$1,208,700	$—	$—	$61,020,580	$1,208,700
Mortgage-backed securities	90,910,751	797,032	—	—	90,910,751	797,032
Municipals	4,879,928	49,839	—	—	4,879,928	49,839
	$156,811,259	$2,055,571	$—	$—	$156,811,259	$2,055,571

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2008
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	26,207,907	232,486	—	—	26,207,907	232,486
Municipals	4,781,488	211,223	—	—	4,781,488	211,223
	$30,989,395	$443,709	$—	$—	$30,989,395	$443,709

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at December 31, 2009 and 2008. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $28,750 of stock in community bank holding companies as of December 31, 2009. During the year ended December 31, 2009, the Company wrote down $122,890 after a valuation analysis reflected an other than temporary impairment related to these non-marketable equity securities. At December 31, 2008, the Company held $151,640 of stock in community bank holding companies.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At December 31, 2009 and 2008, the Company’s investment in Federal Home Loan Bank stock was $5,863,900 and $3,655,500, respectively.

The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.  If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or a portion may be recognized in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

As a result of actions by the U.S. Treasury Department and the Federal Housing Finance Agency, effective in the third quarter of 2008, the Company recorded a pretax, non-cash impairment charge of $4,596,200 for the OTTI of its investments in perpetual preferred securities issued by the Federal National Mortgage Association (Fannie Mae) and Federal National Mortgage Corporation (Freddie Mac).  The net-of-tax effect to earnings was $3,033,492.

NOTE 6 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows:

	December 31,
	2009	2008
Real estate - construction	$118,182,732	$161,298,108
Real estate - mortgage	335,830,858	268,499,717
Commercial and industrial	26,687,273	27,443,267
Consumer and other	4,985,427	4,935,890
Deferred origination fees, net	(131,002)	(209,765)
Total loans receivable, gross	485,555,288	461,967,217
Less allowance for loan loss	10,048,015	7,635,173
Total loans receivable, net	$475,507,273	$454,332,044

The composition of gross loans by rate type is as follows:

	December 31,
	2009	2008
Variable rate loans	$272,684,001	$262,145,232
Fixed rate loans	212,871,287	199,821,985
Total gross loans	$485,555,288	$461,967,217

Transactions in the allowance for loan losses during 2009, 2008 and 2007 are summarized below:

	2009	2008	2007
Balance, beginning of year	$7,635,173	$4,158,324	$3,467,000
Provision charged to operations	14,745,000	4,665,000	1,025,000
Loan charge offs	(12,456,461)	(1,188,651)	(334,426)
Loan recoveries	124,303	500	750
Balance, end of year	$10,048,015	$7,635,173	$4,158,324
Gross loans outstanding, end of period	$485,555,288	$461,967,217	$391,349,869

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

	2009	2008	2007
Impaired loans without a valuation allowance	$17,287,480	$5,662,064	$389,095
Impaired loans with a valuation allowance	4,007,417	5,819,495	—
Total impaired loans	$21,294,897	$11,481,559	$389,095
Valuation allowance related to impaired loans	$1,250,889	$1,675,496	$—
Average of impaired loans during the year	$15,294,975	$12,364,627	$606,480
Total nonaccrual loans	$21,294,897	$11,481,559	$389,095
Total loans past due 90 days and still accruing interest	$—	$—	$—

The allowance for loan losses, as a percent of gross loans outstanding, was 2.07%, 1.65% and 1.06% at December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, the Bank had sixty-seven impaired loans totaling $21,294,897, or 4.39% of gross loans, in nonaccrual status, of which $4,142,694 were deemed to be troubled debt restructurings.  At December 31, 2008, the Bank had twenty-five loans totaling $11,481,559, or 2.49% of gross loans, in nonaccrual status.  There were no loans contractually past due 90 days or more still accruing interest at December 31, 2009 or 2008. In addition, there were no loans restructured or otherwise impaired not already included in nonaccrual status at December 31, 2009. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are impaired. At December 31, 2009, the Bank had $275,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At December 31, 2009, loans totaling $32.4 million were pledged as collateral at the Federal Home Loan Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2009 and 2008 are summarized below:

	December 31,
	2009	2008
Balance, beginning of year	$1,800,604	$—
Additions	7,641,984	2,074,974
Sales	(2,423,878)	(274,370)
Write downs	(153,249)	—
Balance, end of year	$6,865,461	$1,800,604

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following:

	December 31,
	2009	2008

Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	13,291,654	13,289,774
Furniture and equipment	4,061,487	4,014,591
Software	684,421	568,953
Construction in progress	425,701	278,802
Total	21,728,581	21,417,438
Less, accumulated depreciation	2,925,880	2,005,846
Premises, furniture and equipment, net	$18,802,701	$19,411,592

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 amounted to $962,146, $883,785 and $575,079, respectively.  Construction in progress relates to the planned construction of an executive office building located at 830 Lowcountry Boulevard.  Estimated construction costs for the project are expected to be approximately $4.5 million.  For the years ended December 31, 2009, 2008 and 2007, the Bank capitalized $6,801, $42,280 and $165,410, respectively, in interest related to the construction of our new branch locations and the aforementioned executive offices.

NOTE 9 - DEPOSITS

At December 31, 2009, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
2010	$294,586,797
2011	11,146,844
2012	897,017
2013	526,328
2014	35,000
Thereafter	108,380
Total	$307,300,366

At December 31, 2009 and 2008, the Bank had customer relationships with eight deposit brokerage firms, totaling $69.7 million and $145.7 million, respectively.

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of three obligations totaling $60.0 million at December 31, 2009. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%. On October 19, 2009, the Bank borrowed $40.0 million under a three month repurchase agreement at a fixed rate of 0.45% which has been subsequently renewed. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  U.S. government agency securities with book values of $73,349,838 and $21,851,616 and fair values of $72,884,324 and $22,266,107 at December 31, 2009 and 2008, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Amount outstanding at year end	$60,000,000	$20,000,000
Average amount outstanding during year	63,090,274	35,187,060
Maximum outstanding at any month-end	72,500,000	50,000,000
Weighted average rate paid at year-end	1.55%	3.76%
Weighted average rate paid during the year	1.67%	3.58%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.63% at December 31, 2009.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.  The Company has no current intention to exercise its right to defer payments of interest on the Trust I Securities.

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

NOTE 12 — ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2009, advances from the Federal Home Loan Bank (“FHLB”) were comprised of three advances totaling $65.0 million.   On September 7, 2007, the Bank borrowed $16.0 million under a five-year convertible advance at a fixed rate of 4.22%. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%.  On January 21, 2009, the Bank borrowed $40.0 million under a three-year fixed advance at a rate of 2.35%.  All advances require interest only payments with principal and interest due on maturity. The advances are collateralized by pledged FHLB stock and certain investment securities.  At December 31, 2009, loans totaling $32.4 million were pledged as collateral at the Federal Home Loan Bank. FHLB advances are summarized as follows for the periods ended December 31, 2009 and 2008:

	2009	2008
Amount outstanding at period end	$65,000,000	$60,800,000
Average amount outstanding during the year	91,074,521	40,914,754
Maximum outstanding at any month-end	100,800,000	60,800,000
Weighted average rate at year-end	3.03%	2.71%
Weighted average rate during the year	2.55%	3.51%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2009, 2008 and 2007 are summarized below:

	2009	2008	2007
Professional fees	$1,234,219	$1,180,078	$1,107,653
Telephone expenses	199,121	162,106	153,174
Office supplies, stationery, and printing	99,512	151,136	170,697
Insurance	199,996	199,643	120,770
Postage	21,454	22,965	26,001
Data processing	497,951	448,010	275,158
Advertising and marketing	461,880	750,042	647,322
FDIC Insurance	1,440,629	484,000	238,885
Loan related expenses	1,211,219	109,884	81,420
Other	765,701	640,091	579,803
Total	$6,131,682	$4,147,955	$3,400,883

NOTE 14 - INCOME TAXES

For the years ended December 31, 2009, 2008 and 2007 income tax expense consisted of the following:

	2009	2008	2007
Current portion:
Federal	$(445,909)	$52,806	$459,977
State	—	—	26,419
Total current	(445,909)	52,806	486,396
Deferred income taxes	3,825,564	(2,751,806)	(211,396)
Income tax expense (benefit)	$3,379,655	$(2,699,000)	$275,000

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2009, the Company has stated net operating losses for tax purposes of $1,602,693. This net operating loss begins expiring in 2025. Management has determined that is more likely than not that the deferred tax asset related to continuing operations at December 31, 2009 will not be realized, and accordingly, has established a valuation allowance. Management determined as of December 31, 2008 that a valuation allowance was only needed for the South Carolina net operating loss deferred tax asset.

At December 31, 2009, income tax returns from 2008, 2007 and 2006 remain subject to review by tax authorities.

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2009	2008	2007
Deferred tax assets:
Allowance for loan losses	$3,225,488	$2,261,996	$984,449
Net operating loss carry forward	660,365	82,714	39,734
Organization and start-up costs	—	—	86,245
Loan fees and costs	44,541	71,320	118,816
Interest on nonaccrual loans	140,053	75,307	6,104
Tax credit	306,799	95,753	18,038
Stock option expense	45,269	34,997	21,879
Deferred compensation	244,919	96,688	—
Other than temporary impairment (OTTI)	1,562,708	1,562,708	—
Unrealized loss on securities available-for-sale	710,754	—	—
Other	270,932	30,600	28,901
Total deferred tax assets	7,211,828	4,312,083	1,304,166
Valuation allowance	6,012,385	82,714	—
Total net deferred tax assets	1,199,443	4,229,369	1,304,166
Deferred tax liabilities:
Accumulated depreciation	386,711	342,381	166,891
Prepaid expenses	101,978	61,424	63,517
Unrealized gain on securities available-for-sale	—	921,424	289,757
Total deferred tax liabilities	488,689	1,325,229	520,165
Net deferred tax asset	$710,754	$2,904,140	$784,001

A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% for 2009, 2008 and 2007 to income before income taxes follows:

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense (benefit) at statutory rate	$(2,338,289)	(34.0)%	$(2,602,218)	(34.0)%	$234,023	34.0%
State income tax, net of federal income tax effect	(33,644)	(0.5)%	—	—%	17,437	2.5%
Cash value of life insurance	(177,138)	(2.6)%	(164,680)	(2.2)%	—	—%
Stock based compensation expense	145,393	2.1%	226,216	3.0%	210,250	30.6%
Tax exempt interest	(45,066)	(0.6)%	(97,527)	(1.3)%	(149,504)	(21.7)%
Valuation allowance	5,929,671	86.2%	—	—%	—	—%
Other	(101,272)	(1.5)%	(60,791)	(0.8)%	(37,206)	(5.4)%
Income tax expense (benefit)	$3,379,655	49.1%	$(2,699,000)	(35.3)%	$275,000	40.0%

NOTE 15 - LEASES

The lease on the Bank’s main branch was originated on March 24, 2004 and had an initial 10-year term.  The lease requires monthly payments of $14,840 for the first three years, increased 9% in year four and 3% every year thereafter.  The lease is renewable at the bank’s option for two five-year terms.  Rental expense on this facility was $204,781, $198,956 and $191,432 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Bank leases a building for the permanent Myrtle Beach branch location from a lessor in which a Company director has a 50% ownership.  The lease commenced on July 1, 2007 and has a 20-year term at a monthly expense of $12,500.  The lease may be extended at the Bank’s option for two additional ten-year terms. Rental expense under these operating lease agreements was $150,000, $150,000 and $104,000 for the years ended December 31, 2009,

2008 and 2007.

The Bank has entered into a land lease for a West Ashley branch, which opened in July 2007. The lease was originated on December 22, 2005 and has an initial 20-year term. The lease may be extended at the Bank’s option for four additional five-year terms.  The lease requires monthly payments of $6,067 for the first five years and increases 12% every fifth year thereafter. Rental expense under these operating lease agreements was $72,800, $73,037 and $53,783 for the years ended December 31, 2009, 2008 and 2007.

The Bank also leased office space for its Bluffton loan production office. The lease was originated on September 28, 2006 and had an initial one-year term. The lease was extended at the Bank’s option for an additional 12-month term.  The lease required minimum monthly payments of $3,000 and was terminated in March 2008. In addition, the Bank leases office space for the permanent Bluffton branch location. The lease was originated on June 13, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $13,189. Rental expense under these operating lease agreements was $157,402, $167,440 and $79,558 for the years ended December 31, 2009, 2008 and 2007.

The Bank has entered into a land lease for office space located at 830 Lowcountry Boulevard, Mount Pleasant, SC for the building of executive offices. The lease was originated on April 24, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $9,167 for the first five years, increased 7½% every fifth year thereafter.  Rental expense under this operating lease agreement was $110,000, $110,000 and $67,072 for the years ended December 31, 2009, 2008 and 2007.

The Bank also leases office space for its Murrells Inlet branch location. The lease was originated on March 20, 2007 and has a 20-year term.  The lease may be extended at the Bank’s option for one additional ten-year term. The lease requires monthly payments of $10,000 that began on June 26, 2008.  Rental expense under this operating lease agreement was $120,000 and $76,904 for the years ended December 31, 2009 and 2008.

Future minimum lease payments under these operating leases are summarized as follows:

2010	$822,134
2011	828,467
2012	842,380
2013	855,557
2014	663,541
Thereafter	8,137,277
$12,149,356

NOTE 16 - RELATED PARTY TRANSACTIONS

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

Related party loan transactions for the years ended December 31, 2009 and 2008 are summarized below:

	December 31,
	2009	2008
Balance, beginning of year	$16,569,531	$15,886,034
New loans	13,256,859	4,630,505
Less loan repayments	(8,430,776)	(3,947,008)
Other changes due to changes in Board composition	(6,848,188)	—
Balance, end of year	$14,547,426	$16,569,531

Deposits from directors and executive officers and their related interests totaled $1,114,506 and $1,479,175, at December 31, 2009 and 2008, respectively.  As mentioned in Note 15, one of the Company’s directors is a 50% owner of an office building in Myrtle Beach, SC in which Tidelands Bank is a tenant.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 18 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net income by the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Potentially dilutive common share equivalents include common shares issuable upon the exercise of outstanding stock options and warrants.

Basic and diluted earnings (loss) per share are computed below:

	Year Ended December 31,
	2009	2008	2007
Basic earnings (loss) per share computation:
Net income (loss) available to common shareholders	$(11,183,316)	$(4,954,583)	$413,304
Average common shares outstanding - basic	4,071,313	4,050,301	4,214,910
Basic net income (loss) per share	$(2.75)	$(1.22)	$0.10
Diluted earnings (loss) per share computation:
Net income (loss) available to common shareholders	$(11,183,316)	$(4,954,583)	$413,304
Average common shares outstanding - basic	4,071,313	4,050,301	4,214,910
Incremental shares from assumed conversions:
Stock options and warrants	—	—	55,095
Average common shares outstanding - diluted	4,071,313	4,050,301	4,270,005
Diluted earnings (loss) per share	$(2.75)	$(1.22)	$0.10

For the years ended December 31, 2009, 2008 and 2007, there were 742,060, 777,537 and 247,590 stock options outstanding that were anti-dilutive. At December 31, 2009 and 2008, there were 571,821 warrants outstanding that were anti-dilutive. These options and warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

NOTE 19 - REGULATORY MATTERS

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

As of December 31, 2009 and 2008, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at December 31, 2009 and 2008:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total capital (to risk-weighted assets)	$61,076,000	11.67%	$41,860,560	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	53,407,000	10.21%	20,930,280	4.00%	N/A	N/A
Tier 1 capital (to average assets)	53,407,000	6.83%	31,257,760	4.00%	N/A	N/A
December 31, 2008
Total capital (to risk-weighted assets)	$68,338,000	14.20%	$38,495,760	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	62,338,000	12.96%	19,247,880	4.00%	N/A	N/A
Tier 1 capital (to average assets)	62,338,000	9.03%	27,624,560	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total capital (to risk-weighted assets)	$57,989,000	11.10%	$41,793,690	8.00%	$52,242,110	10.00%
Tier 1 capital (to risk-weighted assets)	51,412,000	9.84%	20,896,840	4.00%	31,345,260	6.00%
Tier 1 capital (to average assets)	51,412,000	6.59%	31,225,960	4.00%	39,032,450	5.00%
December 31, 2008
Total capital (to risk-weighted assets)	$57,495,000	12.02%	$38,270,240	8.00%	$47,837,800	10.00%
Tier 1 capital (to risk-weighted assets)	51,495,000	10.77%	19,135,120	4.00%	28,702,680	6.00%
Tier 1 capital (to average assets)	51,495,000	7.49%	27,511,800	4.00%	34,389,750	5.00%

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2009 and 2008:

NOTE 20 - UNUSED LINES OF CREDIT

As of December 31, 2009, the Bank had unused lines of credit to purchase federal funds from unrelated banks totaling $27.0 million. There were no balances outstanding related to any of these lines of credit as of December 31, 2009. These lines of credit are available on a one to 14 day basis for general corporate purposes.  In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $128.5 million at December 31, 2009. As of December 31, 2009, the Company had an unused line of credit available from an unrelated bank totaling $2.0 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $16.3 million secured by current loans in our loan portfolio.

NOTE 21 - SHAREHOLDERS’ EQUITY

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

NOTE 22 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The following table sets forth unused commitments to extend credit and standby letters of credit at December 31, 2009 and 2008:

	2009	2008
Commitments to extend credit	$28,429,383	$31,750,422
Standby letters of credit	466,739	761,765
Total	$28,896,122	$32,512,187

NOTE 23 - STOCK COMPENSATION PLANS

On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company.  The plan was amended during 2005 to provide for the designation of an additional 348,997 shares as incentive stock options. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant and vest based on continued service with the Company for a specified period, generally two to five years following the date of grant.  The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors.  The expiration date of any option may not be greater than 10 years from the date of grant.  Options that expire unexercised or are forfeited become available for reissuance.

The fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants:

	2009	2008	2007
Dividend yield	N/A	0.00%	0.00%
Expected volatility	N/A	22.0-73.8%	19.5-24.6%
Risk-free interest rate	N/A	1.79%	4.07%
Expected life (in years)	N/A	3.0 - 8.0	3.0 - 8.0

The Company did not grant options during the year ended December 31, 2009. The weighted-average fair value of options granted during the years 2008 and 2007 is $2.11 and $3.49, respectively. There were no options exercised during the years ended December 31, 2009 and 2008. The total intrinsic value of options exercised during the year ended December 31, 2007 was $24,724.

A summary of the status of the Company’s Stock Plan as of December 31, 2009 and 2008 is presented below:

	2009			2008
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	777,537	$10.31		708,320	$11.44
Granted	—	—		122,452	4.36
Exercised	—	—		—	—
Forfeited	(35,477)	11.05		(53,235)	11.57
Outstanding at end of year	742,060	$10.28	$—	777,537	$10.31	$20,387
Options exercisable at year-end	460,103		$—	360,408		$285
Shares available for grant (1)	41,446			4,470

(1) 20% of outstanding shares

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would be received by the option holders had all options holders exercised their options on December 31, 2009. This amount changes based on the fair value of the Company’s stock. For the years ended December 31, 2009, 2008 and 2007, there was $455,165, $700,509 and $699,964 of total recognized compensation cost related to the share-based compensation arrangements granted under the Stock Plan.

A summary of the status of the Company’s nonvested shares as of December 31, 2009 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	417,129	$3.56
Granted	—	—
Vested	(111,568)	3.61
Forfeited	(23,604)	3.88
Nonvested at end of year	281,957	$3.52

As of December 31, 2009, there was $453,603 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.81 years. The weighted average remaining term for exercisable options at December 31, 2009 is 6.42 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007, was $402,507, $436,949 and $361,194, respectively.

The following table summarizes information about the stock options outstanding under the Company’s stock compensation plan at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/09	Weighted Average Exercise Price
$3.75 to $8.79	106,314	8.98 years	$3.85	28,810	$4.11
$8.80 to $9.00	150,870	4.60 years	$8.80	148,866	$8.80
$9.01 to $10.00	227,963	7.62 years	$9.57	116,493	$9.62
$10.01 to $15.00	251,899	7.01 years	$14.38	161,559	$14.43
$15.01 to $17.65	5,014	6.57 years	$17.08	4,375	$17.18
	742,060	6.98 years	$10.28	460,103	$10.77

NOTE 24 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $209,325 for the year ended December 31, 2009.  At December 31, 2009, the ESOP has outstanding loans amounting to $2,300,000.

A summary of the unallocated share activity of the Company’s ESOP is presented below:

	December 31,
	2009	2008	2007
Balance, beginning of year	203,308	189,107	—
New share purchases	18,701	43,883	198,033
Shares released to participants	(330)	—	—
Shares allocated to participants	(43,610)	(29,682)	(8,926)
Balance, end of year	178,069	203,308	189,107

The aggregate fair value of the 177,740 unallocated shares was $657,638 based on the $3.70 closing price of our common stock on December 31, 2009.  The aggregate fair value of the 203,308 unallocated shares was $801,035 based on the $3.94 closing price of our common stock on December 31, 2008.  The aggregate fair value of the 189,107 unallocated shares was $2,032,900 based on the $10.75 closing price of our common stock on December 31, 2007.

NOTE 25 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank may make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were approximately $119,077, $60,075 and $48,980 in 2009, 2008 and 2007, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  There was $435,976 expense related to the plan in 2009.

As of December 31, 2009, total benefits expected to be paid in future periods equal $12,118,050, such payments commence in the year 2013 totaling $100,000.  Total benefits expected to be paid between the years 2014 and 2018 equal $939,010 with $11,179,040 remaining in the years thereafter.

NOTE 26 - TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Tidelands Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2009	2008
Assets:
Cash	$4,452,222	$14,118,702
Other equity securities	28,750	151,640
Investment in banking subsidiary	50,281,637	53,027,410
Other assets	907,136	2,317,112
Total assets	$55,669,745	$69,614,864

Liabilities and shareholders’ equity:
Junior subordinated debentures	$14,434,000	$14,434,000
ESOP borrowings	2,300,000	2,600,000
Other borrowings	—	615,837
Other liabilities	11,001	5,595
Shareholders’ equity	38,924,744	51,959,432
Total liabilities and shareholders’ equity	$55,669,745	$69,614,864

Condensed Statements of Operations

	For the Years Ended December 31,
	2009	2008	2007
Income:
Income on trust preferred securities	$23,247	$21,602	$16,862
Income on securities available-for-sale	167,599	—	—
Gain on sale of available-for-sale securities	105,677	—	—
Impairment on nonmarketable equity securities	(122,890)	—	—
Dividend paid from subsidiary	—	396,575	—
Total income	173,633	418,177	16,862

Expense:
Stock based compensation	455,165	700,509	699,964
Junior subordinated debentures	773,550	724,023	560,806
ESOP compensation	209,324	252,220	—
Other borrowings	58,508	127,831	—
Other	124,226	89,990	24,000
Total expense	1,620,773	1,894,573	1,284,770

Loss before income taxes and equity in undistributed earnings (loss) of banking subsidiary	(1,447,140)	(1,476,396)	(1,267,908)
Income tax benefit	(347,813)	(466,000)	(507,000)
Equity in undistributed earnings (loss) of banking subsidiary	(9,157,648)	(3,944,187)	1,174,212
Net income (loss)	$(10,256,975)	$(4,954,583)	$413,304

NOTE 26 - TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(10,256,975)	$(4,954,583)	$413,304
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Discount accretion and premium amortization	80,144	—	—
Gain from sale of securities available-for-sale	(105,677)	—	—
Impairment on securities	122,890	—	—
Increase in other assets	(97,476)	(516,392)	—
Increase in other liabilities	5,406	5,595	—
Equity in undistributed income (loss) of subsidiary	9,157,648	3,944,187	(1,174,212)
Intercompany tax sharing payment	(1,074,889)	—	—
(Increase) decrease in deferred income taxes	1,507,451	(466,000)	(507,000)
Stock based compensation expense	455,165	700,509	699,964

Net cash used by operating activities	(206,313)	(1,286,684)	(567,944)

Cash flows from investing activities:
Purchases of securities available-for-sale	(10,293,963)	—	—
Proceeds from sales of securities available-for-sale	8,484,061	—	—
Proceeds from calls and maturities of securities available-for-sale	1,835,435	—	—
Purchase of Tidelands Bank stock	(8,000,014)	(6,000,005)	—
Purchase of equity securities	—	—	(101,640)

Net cash used by investing activities	(7,974,481)	(6,000,005)	(101,640)

Cash flows from financing activities:
Proceeds (repayments) from other borrowings	(615,837)	615,837	—
Proceeds from junior subordinated debentures	—	6,186,000	—
Proceeds from preferred stock, net	—	13,335,752	—
Proceeds from issuance of common stock-warrants	—	1,112,248	—
Preferred stock-dividends paid	(654,174)	—	—
Proceeds from ESOP borrowings	—	472,500	2,527,500
Repayment of ESOP borrowings	(300,000)	(300,000)	(100,000)
(Increase) decrease in unearned ESOP shares	84,325	(220,280)	(2,427,500)
Proceeds from exercise of stock options	—	—	43,199
Net cash (used) provided by financing activities	(1,485,686)	21,202,057	43,199

Net increase (decrease) in cash	(9,666,480)	13,915,368	(626,385)

Cash, beginning of period	14,118,702	203,334	829,719

Cash, end of period	$4,452,222	$14,118,702	$203,334

NOTE 27 —QUARTERLY DATA (UNAUDITED)

	For the Year Ended December 31, 2008				For the Year Ended December 31, 2009
	(dollars in thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest Income	$8,415	$8,189	$9,106	$9,047	$9,169	$8,321	$9,077	$9,045
Interest Expense	5,179	4,804	5,184	5,176	4,783	4,663	4,182	3,931
Net interest income	3,236	3,385	3,922	3,871	4,386	3,658	4,895	5,114
Provision for loan losses	463	314	696	3,192	2,135	5,470	705	6,435
Net interest income (loss) after provision for loan losses	2,773	3,071	3,226	679	2,251	(1,812)	4,190	(1,321)
Gain on sale of securities	32	—	473	4	307	284	690	3,577
Noninterest income (loss)	336	377	(4,254)	256	237	513	338	236
Noninterest expense	3,529	3,875	3,336	3,886	3,759	4,253	4,521	3,834
Income (loss) before taxes	(388)	(427)	(3,891)	(2,947)	(964)	(5,268)	697	(1,342)
Income tax expense (benefit)	(155)	(196)	(1,453)	(895)	(334)	(1,792)	200	5,306
Net Income (loss)	$(233)	$(231)	$(2,438)	$(2,052)	$(630)	$(3,476)	$497	$(6,648)

Earnings (loss) per share:
Basic	$(0.06)	$(0.06)	$(0.60)	$(0.50)	$(0.21)	$(0.91)	$0.07	$(1.70)
Diluted	$(0.06)	$(0.06)	$(0.60)	$(0.50)	$(0.21)	$(0.91)	$0.07	$(1.70)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009.  There have been no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on April 12, 2010.

Item 11.  Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on April 12, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on April 12, 2010.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on April 12, 2010.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on April 12, 2010.

PART IV

Item 15.  Exhibits.

3.1.	Amended and Restated Articles of Incorporation of Tidelands Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 16, 2008).

3.2

Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K filed on December 19, 2008).

3.3.	Amended and Restated Bylaws of Tidelands Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 16, 2008).

4.1.	See Exhibits 3.1 and 3.2 for provisions in Tidelands Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.3	Warrant to Purchase up to 571,821 shares of Common Stock (incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K filed on December 19, 2008).

4.4	Form of certificate of Series T Preferred Stock Certificate (incorporated by reference as Exhibit 4.2 to the Company’s Form 8-K filed on December 19, 2008).

4.5

Indenture between Tidelands Bancshares, Inc. and Wilmington Trust Company, as Trustee dated as of June 20, 2008 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

4.6

Junior Subordinated Indenture between Tidelands Bancshares, Inc. and Wilmington Trust Company, as Trustee dated as of February 22, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on dated February 28, 2006).

10.1	Lease Agreement between Savings Associates and Tidelands Bank (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-KSB filed with the SEC for the period ended December 31, 2004).

10.2	Employment Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.3	Employment Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.4	Employment Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.5	Employment Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.6	Employment Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.7	Employment Agreement of James M. Bedsole.

10.8	Salary Continuation Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.9	Salary Continuation Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.10	Salary Continuation Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.11	Salary Continuation Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.12	Salary Continuation Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.13	Salary Continuation Agreement of James M. Bedsole.

10.14	Endorsement Split Dollar Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.15	Endorsement Split Dollar Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.16	Endorsement Split Dollar Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.17	Endorsement Split Dollar Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.18	Endorsement Split Dollar Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.19	Endorsement Split Dollar Agreement of James M. Bedsole.

10.20

Amended and Restated Declaration of Trust among Tidelands Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.21

Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.22

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

10.23

Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 28, 2006).

10.24

Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2008).

10.25	Form of Waiver, executed by each of Messrs. Robert E. Coffee, Jr., Alan W. Jackson, Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 19, 2008).

10.26

Form of Letter Agreement, executed by each of Messrs. Robert E. Coffee, Jr., Alan W. Jackson, Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr. with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 19, 2008).

10.27

Tidelands Bancshares, Inc. 2004 Stock Incentive Plan and Form of Stock Option Agreement (Amendment No. 1) as adopted by the Board of Directors November 20, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2007)

10.28

Amendment No. 2 to the 2004 Stock Incentive Plan for Tidelands Bancshares, Inc. as adopted by the Board of Directors October 20, 2008 (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed on March 30, 2009).

10.29	Standard Form of Agreement between Tidelands Bank and Hill Construction dated November 17, 2009

21.1	Subsidiaries of the Company.

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*      Copies of exhibits are available upon written request to Corporate Secretary, Tidelands Bancshares, Inc., 875 Lowcountry Blvd., Mount Pleasant, South Carolina 29464.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date:	February 22, 2010	By:	/s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert E. Coffee, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Burrell	Director	February 22, 2010
Michael W. Burrell

/s/ John N. Cagle, III, DMD	Director	February 22, 2010
John N. Cagle, III, DMD

/s/ Alan D. Clemmons	Director	February 22, 2010
Alan D. Clemmons

/s/ Robert E. Coffee, Jr.	Director, President,	February 22, 2010
Robert E. Coffee, Jr.	and Chief Executive Officer
(Principal Executive Officer)

/s/ John W. Gandy	Director	February 22, 2010
John W. Gandy

/s/ J. Louis Grant	Director	February 22, 2010
J. Louis Grant

/s/ Alan W. Jackson	Principal Accounting and	February 22, 2010
Alan W. Jackson	Chief Financial Officer

/s/ John T. Parker, Jr.	Director	February 22, 2010
John T. Parker, Jr.

/s/ Mary V. Propes	Director	February 22, 2010
Mary V. Propes

/s/ Tanya D. Robinson	Director	February 22, 2010
Tanya D. Robinson

/s/ Larry W. Tarleton	Director	February 22, 2010
Larry W. Tarleton

Exhibit List

10.7	Employment Agreement of James M. Bedsole.

10.13	Salary Continuation Agreement of James M. Bedsole.

10.19	Endorsement Split Dollar Agreement of James M. Bedsole.

10.28	Standard Form of Agreement between Tidelands Bank and Hill Construction dated November 17, 2009

21.1	Subsidiaries of the Company.

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.