Form 10-Q
period 2010-03-31
TIDELANDS BANCSHARES INC
filed 2010-05-17
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of May 7, 2010.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,774,175	$2,493,227
Federal funds sold	5,085,000	12,500,000
Total cash and cash equivalents	9,859,175	14,993,227
Securities available-for-sale	222,840,742	229,786,787
Nonmarketable equity securities	5,892,650	5,892,650
Total securities	228,733,392	235,679,437
Mortgage loans held for sale	245,908	617,000
Loans receivable	480,309,537	485,555,288
Less allowance for loan losses	10,921,938	10,048,015
Loans, net	469,387,599	475,507,273
Premises, furniture and equipment, net	19,104,381	18,802,701
Accrued interest receivable	3,191,459	3,283,931
Bank owned life insurance	13,989,550	13,856,165
Other real estate owned	8,963,145	6,865,461
Other assets	6,074,636	6,324,714
Total assets	$759,549,245	$775,929,909

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$14,631,575	$16,971,128
Interest-bearing transaction accounts	28,150,681	29,688,124
Savings and money market	236,824,611	237,589,561
Time deposits $100,000 and over	104,030,520	105,975,461
Other time deposits	198,514,017	201,324,905
Total deposits	582,151,404	591,549,179

Securities sold under agreements to repurchase	35,000,000	60,000,000
Advances from Federal Home Loan Bank	85,000,000	65,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,825,000	2,300,000
Accrued interest payable	1,812,830	1,359,861
Other liabilities	1,912,337	2,362,125
Total liabilities	722,135,571	737,005,165

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at March 31, 2010 and December 31, 2009	13,581,468	13,529,660
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at March 31, 2010 and December 31, 2009	42,772	42,772
Common stock-warrants, 571,821 outstanding at March 31, 2010 and December 31, 2009	1,112,248	1,112,248
Unearned ESOP shares	(2,060,446)	(2,204,073)
Capital surplus	43,548,149	43,584,958
Retained deficit	(17,997,938)	(16,010,476)
Accumulated other comprehensive loss	(812,579)	(1,130,345)
Total shareholders’ equity	37,413,674	38,924,744
Total liabilities and shareholders’ equity	$759,549,245	$775,929,909

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Loans, including fees	$6,323,547	$6,137,229
Securities available-for-sale, taxable	2,487,968	2,977,042
Securities available-for-sale, non-taxable	22,190	50,566
Federal funds sold	12,721	3,527
Other interest income	116	723
Total interest income	8,846,542	9,169,087
Interest expense:
Time deposits $100,000 and over	671,584	884,163
Other deposits	2,060,285	2,854,954
Other borrowings	921,125	1,043,866
Total interest expense	3,652,994	4,782,983
Net interest income	5,193,548	4,386,104
Provision for loan losses	3,600,000	2,135,000
Net interest income after provision for loan losses	1,593,548	2,251,104

Noninterest income:
Service charges on deposit accounts	11,254	9,577
Residential mortgage origination income	65,966	76,302
Gain on sale of securities available-for-sale	138,842	307,004
Other service fees and commissions	130,679	133,516
Increase in cash surrender value of BOLI	133,385	124,515
Gain on extinguishment of debt	400,000	—
Impairment on nonmarketable equity securities	—	(75,000)
Other	13,143	(31,958)
Total noninterest income	893,269	543,956
Noninterest expense:
Salaries and employee benefits	2,039,659	1,971,104
Net occupancy	406,710	384,549
Furniture and equipment	211,035	215,598
Other operating	1,584,467	1,187,423
Total noninterest expense	4,241,871	3,758,674
Loss before income taxes	(1,755,054)	(963,614)
Income tax benefit	—	(334,000)
Net loss	$(1,755,054)	$(629,614)
Accretion of preferred stock to redemption value	51,808	48,477
Preferred dividends accrued	180,600	180,600
Net loss available to common shareholders	$(1,987,462)	$(858,691)
Loss per common share
Basic loss per share	$(0.49)	$(0.21)
Diluted loss per share	$(0.49)	$(0.21)
Weighted average common shares outstanding
Basic	4,090,146	4,044,186
Diluted	4,090,146	4,044,186

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained Earnings	Accumulated other Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income (loss)	Total
Balance, December 31, 2008	14,448	$13,335,752	$1,112,248	4,277,176	$42,772	$(2,522,860)	$43,364,255	$(4,905,419)	$1,532,684	$51,959,432
Allocation of unearned ESOP shares							(60,380)			(60,380)
Stock based compensation expense							131,783			131,783
Preferred stock, dividend paid								(112,373)		(112,373)
Accretion of discount on preferred stock		48,477						(48,477)		—
Repayment of Guarantee of ESOP borrowings						81,556				81,556
Net loss								(629,614)		(629,614)
Other comprehensive income, net of taxes of $373,795									609,874	609,874
Comprehensive loss										(19,740)
Balance, March 31, 2009	14,448	$13,384,229	$1,112,248	4,277,176	$42,772	$(2,441,304)	$43,435,658	$(5,695,883)	$2,142,558	$51,980,278

Balance, December 31, 2009	14,448	$13,529,660	$1,112,248	4,277,176	$42,772	$(2,204,073)	$43,584,958	$(16,010,476)	$(1,130,345)	$38,924,744
Allocation of unearned ESOP shares							(99,876)			(99,876)
Stock based compensation expense							63,067			63,067
Preferred stock, dividend paid								(180,600)		(180,600)
Accretion of discount on preferred stock		51,808						(51,808)		—
Repayment of Guarantee of ESOP borrowings						143,627				143,627
Net loss								(1,755,054)		(1,755,054)
Other comprehensive income, net of taxes of $194,761									317,766	317,766
Comprehensive loss										(1,437,288)
Balance, March 31, 2010	14,448	$13,581,468	$1,112,248	4,277,176	$42,772	$(2,060,446)	$43,548,149	$(17,997,938)	$(812,579)	$37,413,674

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,755,054)	$(629,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	3,600,000	2,135,000
Depreciation and amortization expense	248,581	239,037
Discount accretion and premium amortization	301,884	465,509
Stock based compensation expense	63,067	131,783
Proceeds from sale of residential mortgages	3,822,136	7,562,442
Disbursements for residential mortgages held-for-sale	(3,451,044)	(8,337,645)
Increase in accrued interest receivable	92,472	71,613
Increase in accrued interest payable	452,969	760,815
Increase in cash surrender value of life insurance	(133,385)	(124,515)
Loss (gain) from sale of real estate	(232)	39,704
Gain from sale of securities available-for-sale	(138,842)	(307,004)
Other than temporary impairment on nonmarketable equity securities	—	75,000
Gain from extinguishment of debt	(400,000)	—
Decrease (increase) in other assets	134,889	(2,094)
Decrease in other liabilities	(449,788)	(10,040)
Net cash provided by operating activities	2,387,653	2,069,991
Cash flows from investing activities:
Purchases of securities available-for-sale	(8,245,143)	(149,728,338)
Proceeds from sales of securities available-for-sale	9,029,229	19,908,287
Proceeds from calls and maturities of securities available-for-sale	6,511,443	20,957,057
Net (increase) decrease in loans receivable	149,914	(8,296,953)
Purchase of premises, furniture and equipment, net	(550,261)	(59,710)
Proceeds from sale of other real estate owned	192,737	655,207
Net cash provided (used) by investing activities	7,087,919	(116,564,450)
Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(4,641,946)	(1,158,766)
Net decrease in certificates of deposit and other time deposits	(4,755,829)	(5,186,594)
Proceeds from securities sold under agreements to repurchase	—	52,500,000
Repayments of securities sold under agreements to repurchase	(25,000,000)	—
Proceeds from FHLB advances	20,000,000	40,000,000
Repayment of ESOP borrowings	(75,000)	(75,000)
Repayment of other borrowings	—	(615,837)
Decrease in unearned ESOP shares	43,751	21,176
Preferred stock - dividends paid	(180,600)	(112,373)
Net cash provided (used) by financing activities	(14,609,624)	85,372,606
Net decrease in cash and cash equivalents	(5,134,052)	(29,121,853)
Cash and cash equivalents, beginning of period	14,993,227	42,846,797
Cash and cash equivalents, end of period	$9,859,175	$13,724,944

Supplemental cash flow information:
Income taxes paid	$—	$49,552
Interest paid on deposits and borrowed funds	$3,200,025	$4,022,168
Transfer of loans to foreclosed assets	$2,355,289	$2,884,304

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of March 31, 2010 and for the interim periods ended March 31, 2010 and 2009, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 Annual Report on Form 10-K.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued.  Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission.  In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

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

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in footnote 4.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

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

Reclassifications - Certain captions and amounts in the 2009 financial statements were reclassified to conform to the 2010 presentation.

NOTE 3 — COMPREHENSIVE INCOME

The change in the components of other comprehensive income (loss) and related tax effects are as follows for the three months ended March 31, 2010 and 2009:

	2010	2009
Change in unrealized gains on securities available-for-sale	$651,369	$1,290,673
Reclassification adjustment for gains realized in net income during the period	(138,842)	(307,004)
Net change in unrealized gains on securities	512,527	983,669
Tax effect	(194,761)	(373,795)
Net-of-tax amount	$317,766	$609,874

NOTE 4 - FAIR VALUE MEASUREMENTS

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

Securities Available-for-sale - Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

Off-Balance Sheet Financial Instruments - Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$4,774,175	$4,774,175	$2,493,227	$2,493,227
Federal funds sold	5,085,000	5,085,000	12,500,000	12,500,000
Securities available-for-sale	222,840,742	222,840,742	229,786,787	229,786,787
Nonmarketable equity securities	5,892,650	5,892,650	5,892,650	5,892,650
Mortgage loans held for sale	245,908	245,908	617,000	617,000
Loans receivable	480,309,537	483,778,537	485,555,288	490,945,288

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$279,606,867	$279,606,867	$284,248,813	$284,248,813
Certificates of deposit and other time deposits	302,544,537	304,667,537	307,300,366	309,914,366
Securities sold under agreements to repurchase	35,000,000	35,216,000	60,000,000	60,241,000
Advances from Federal Home Loan Bank	85,000,000	84,399,000	65,000,000	64,360,000
Junior subordinated debentures	14,434,000	15,543,240	14,434,000	15,615,503
ESOP borrowings	1,825,000	1,825,000	2,300,000	2,300,000

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$24,826,543	$—	$28,429,383	$—
Letters of credit	441,739	—	466,739	—

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

Assets and liabilities that are carried at fair value are classified in one of the following three categories based on a hierarchy for ranking the quality and reliability of the information used to determine fair value:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 —	Unobservable inputs that are not corroborated by market data.

Assets measured at fair value on a recurring basis are as follows as of March 31, 2010 and December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2010
Government sponsored enterprises	$—	$81,073,089	$—
Mortgage-backed securities	—	133,290,017	—
Municipals	—	8,477,636	—
Available-for-sale investment securities	—	222,840,742	—
Mortgage loans held for sale	—	245,908	—
Total	$—	$223,086,650	$—
December 31, 2009
Government sponsored enterprises	$—	$88,612,765	$—
Mortgage-backed securities	—	133,898,555	—
Municipals	—	7,275,467	—
Available-for-sale investment securities	—	$229,786,787	—
Mortgage loans held for sale	—	617,000	—
Total	$—	$230,403,787	$—

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2010 and December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2010
Impaired loans	$—	$21,262,663	$—
Other real estate owned	—	8,963,145	—
Total	$—	$30,225,808	$—
December 31, 2009
Impaired loans	$—	$20,044,008	$—
Other real estate owned	—	6,865,461	—
Total	$—	$26,909,469	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At March 31, 2010 the reserve requirement was met by the cash balance in the vault.  At December 31, 2009, the Bank had $224,000 on deposit with the Federal Reserve Bank to meet this requirement.  At March 31, 2010, the Bank had $1.0 million in currency and cash on hand, $1.7 million in due from non-interest bearing balances and $795,000 in due from interest bearing balances and maintained compensating balances totaling $100,000 with a correspondent bank.  At March 31, 2010, the Company had $1.3 million in interest bearing balances which is pledged as collateral against the ESOP borrowing.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2010
Government-sponsored enterprises	$81,715,807	$175,817	$818,535	$81,073,089
Mortgage-backed securities	133,975,683	110,847	796,513	133,290,017
Municipals	8,477,825	98,411	98,600	8,477,636
Total	$224,169,315	$385,075	$1,713,648	$222,840,742

December 31, 2009
Government-sponsored enterprises	$89,774,279	$47,186	$1,208,700	$88,612,765
Mortgage-backed securities	134,534,637	160,950	797,032	133,898,555
Municipals	7,318,970	6,336	49,839	7,275,467
Total	$231,627,886	$214,472	$2,055,571	$229,786,787

The amortized cost and estimated fair values of investment securities at March 31, 2010, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	36,604,383	36,729,359
Due after ten years	53,589,249	52,821,366
Subtotal	90,193,632	89,550,725
Mortgage-backed securities	133,975,683	133,290,017
Total Securities	$224,169,315	$222,840,742

At March 31, 2010 and December 31, 2009, investment securities with book values of $100,571,180 and $111,038,524 and market values of $99,850,506 and $110,043,275, respectively, were pledged as collateral for securities sold under agreements to repurchase and Federal Home Loan Bank advances.  Gross proceeds from the sale of investment securities totaled $9,029,229 and $369,561,934 for the three months ending March 31, 2010 and twelve months ending December 31, 2009, respectively.  The gross realized gain on the sale of investment securities totaled $138,842 with no gross realized losses resulting in a net realized gain of $138,842 for the three months ending March 31, 2010.  The gross realized gain on the sale of investment securities totaled $5,085,640 with gross realized losses of $228,245 resulting in a net realized gain of $4,857,395 for the year ended December 31, 2009.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2010
Government-sponsored enterprises	$39,673,616	$818,535	$—	$—	$39,673,616	$818,535
Mortgage-backed securities	121,646,413	796,513	—	—	121,646,413	796,513
Municipals	3,212,028	98,600	—	—	3,212,028	98,600
	$164,532,057	$1,713,648	$—	$—	$164,532,057	$1,713,648

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2009
Government-sponsored enterprises	$61,020,580	$1,208,700	$—	$—	$61,020,580	$1,208,700
Mortgage-backed securities	90,910,751	797,032	—	—	90,910,751	797,032
Municipals	4,879,928	49,839	—	—	4,879,928	49,839
	$156,811,259	$2,055,571	$—	$—	$156,811,259	$2,055,571

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at March 31, 2010 and December 31, 2009.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell those securities before recovery of its amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $28,750 of stock in community bank holding companies as of March 31, 2010 and December 31, 2009.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At March 31, 2010 and December 31, 2009, the Company’s investment in Federal Home Loan Bank stock was $5,863,900.

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

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended March 31, 2010 and December 31, 2009:

	2010	2009
Real estate - construction	$110,500,988	$118,182,732
Real estate - mortgage	340,007,417	335,830,858
Commercial and industrial	25,842,788	26,687,273
Consumer and other	4,577,446	4,985,427
Deferred origination fees, net	(619,102)	(131,002)
Total loans receivable, gross	480,309,537	485,555,288
Less allowance for loan losses	10,921,938	10,048,015
Total loans receivable, net	$469,387,599	$475,507,273

The composition of gross loans by rate type is as follows for the periods ended March 31, 2010 and December 31, 2009:

	2010	2009
Variable rate loans	$262,500,956	$272,684,001
Fixed rate loans	217,808,581	212,871,287
Total gross loans	$480,309,537	$485,555,288

Transactions in the allowance for loan losses are summarized below for the periods ended March 31, 2010 and 2009:

	2010	2009
Balance, beginning of period	$10,048,015	$7,635,173
Provision charged to operations	3,600,000	2,135,000
Gross loan charge offs	(2,734,201)	(1,114,130)
Gross loan recoveries	8,124	—
Balance, end of period	$10,921,938	$8,656,043
Gross loans outstanding, end of period	$480,309,537	$466,337,867

The following is a summary of information pertaining to impaired and nonaccrual loans at March 31, 2010 and December 31, 2009:

	2010	2009
Impaired loans without a valuation allowance	$20,750,736	$17,287,480
Impaired loans with a valuation allowance	755,584	4,007,417
Total impaired loans	$21,506,320	$21,294,897

Valuation allowance related to impaired loans	$243,657	$1,250,889
Average of impaired loans during the period	$22,469,928	$15,294,975
Total nonaccrual loans	$21,506,320	$21,294,897
Total loans past due 90 days and still accruing interest	$—	$—

The allowance for loan losses, as a percent of gross loans outstanding, was 2.27% and 1.86% for periods ended March 31, 2010 and 2009, respectively.  At March 31, 2010, the Bank had 74 loans totaling $21,506,320, or 4.48% of gross loans, in nonaccrual status, of which $3,265,971 were deemed to be troubled debt restructurings.  At December 31, 2009, the Bank had 67 impaired loans totaling $21,294,897, or 4.39% of gross loans, in nonaccrual status, of which $4,142,694 were deemed to be troubled debt restructurings.  There were no loans contractually past due 90 days or more and still accruing interest at March 31, 2010 or December 31, 2009.  In addition, there were no loans restructured or otherwise impaired not already included in nonaccrual status at March 31, 2010 or December 31, 2009.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We do not recognize interest income on loans that are impaired.  At March 31, 2010 and December 31, 2009, the Bank had $275,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At March 31, 2010, loans totaling $31.1 million were pledged as collateral at the Federal Home Loan Bank.

NOTE 8 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended March 31, 2010 and December 31, 2009:

	2010	2009
Balance, beginning of year	$6,865,461	$1,800,604
Additions	2,355,289	7,641,984
Sales	(53,854)	(2,423,878)
Write downs	(203,751)	(153,249)
Balance, end of period	$8,963,145	$6,865,461

NOTE 9 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended March 31, 2010 and December 31, 2009:

	2010	2009
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	13,291,654	13,291,654
Furniture and equipment	4,116,304	4,061,487
Software	708,574	684,421
Construction in progress	896,992	425,701
Total	22,278,842	21,728,581
Less, accumulated depreciation	3,174,461	2,925,880
Premises, furniture and equipment, net	$19,104,381	$18,802,701

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $248,581 and $239,037, respectively.  Construction in progress relates to the planned construction of an executive office building located at 830 Lowcountry Boulevard.  Estimated construction costs for the project are expected to be approximately $4.5 million.

NOTE 10 - DEPOSITS

At March 31, 2010, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2010	$261,658,124
2011	36,308,157
2012	2,751,874
2013	566,273
2014	35,000
Thereafter	1,225,109
Total	$302,544,537

NOTE 11 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of three obligations totaling $35.0 million at March 31, 2010.  On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%.  On March 29, 2010, the Bank borrowed $15.0 million under a 30 day repurchase agreement at a fixed rate of 0.33%.  All repurchase agreements require quarterly interest only payments with principal and interest due on maturity.  The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $42,088,201 and $73,349,838 and fair values of $41,961,026 and $72,884,324 at March 31, 2010 and December 31, 2009, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended March 31, 2010 and December 31, 2009:

	2010	2009
Amount outstanding at period end	$35,000,000	$60,000,000
Average amount outstanding during the period	52,277,778	63,090,274
Maximum outstanding at any month-end	60,000,000	72,500,000
Weighted average rate paid at period-end	2.29%	1.55%
Weighted average rate paid during the period	1.67%	1.67%

NOTE 12 - JUNIOR SUBORDINATED DEBENTURES

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.631% at the period ended March 31, 2010.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.  The Company has no current intention to exercise its right to defer payments of interest on the Trust I Securities.

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

NOTE 13 — ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2010, advances from the Federal Home Loan Bank (“FHLB”) were comprised of four advances totaling $85.0 million.  On September 7, 2007, the Bank borrowed $16.0 million under a five-year convertible advance at a fixed rate of 4.22%.  On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%.  On January 21, 2009, the Bank borrowed $40.0 million under a three-year fixed advance at a rate of 2.35%.  On February 22, 2010, the Bank borrowed $20.0 million under a two-year fixed advance at a rate of 1.11%. All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain investment securities.  At March 31, 2010, loans totaling $31.1 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended March 31, 2010 and December 31, 2009:

	2010	2009
Amount outstanding at period end	$85,000,000	$65,000,000
Average amount outstanding during the period	73,222,222	91,074,521
Maximum outstanding at any month-end	85,000,000	100,800,000
Weighted average rate at period-end	2.58%	3.03%
Weighted average rate during the period	2.84%	2.55%

NOTE 14 - OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2010 and 2009 are summarized below:

	2010	2009
Professional fees	$360,733	$306,607
Telephone expenses	45,993	47,561
Office supplies, stationery, and printing	24,570	28,704
Insurance	73,127	59,191
Postage	11,256	3,968
Data processing	135,993	125,967
Advertising and marketing	190,548	76,277
FDIC Insurance	360,000	240,000
Loan related expenses	242,271	158,066
Other	139,976	141,082
Total	$1,584,467	$1,187,423

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

Basic and diluted earnings (loss) per share are computed below for the three months ended March 31, 2010 and 2009:

	2010	2009
Basic earnings (loss) per share computation:
Net income (loss) available to common shareholders	$(1,987,462)	$(858,691)
Average common shares outstanding - basic	4,090,146	4,044,186
Basic net income (loss) per share	$(0.49)	$(0.21)
Diluted earnings (loss) per share computation:
Net income (loss) available to common shareholders	$(1,987,462)	$(858,691)
Average common shares outstanding - basic	4,090,146	4,044,186
Incremental shares from assumed conversions:
Stock options and warrants	—	—
Average common shares outstanding - diluted	4,090,146	4,044,186
Diluted earnings (loss) per share	$(0.49)	$(0.21)

For the periods ended March 31, 2010 and 2009, there were 713,488 and 809,311 stock options outstanding that were anti-dilutive.  At March 31, 2010 and 2009, there were 571,821 warrants outstanding that were anti-dilutive.  These options and warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

NOTE 17 - REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Company’s or Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets.  Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Company and Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.

As of March 31, 2010 and December 31, 2009, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at March 31, 2010 and December 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2010
Total capital (to risk-weighted assets)	$59,198,000	11.42%	$41,466,720	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	50,968,000	9.83%	20,733,360	4.00%	N/A	N/A
Tier 1 capital (to average assets)	50,968,000	6.52%	31,257,080	4.00%	N/A	N/A
December 31, 2009
Total capital (to risk-weighted assets)	$61,076,000	11.67%	$41,860,560	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	53,407,000	10.21%	20,930,280	4.00%	N/A	N/A
Tier 1 capital (to average assets)	53,407,000	6.83%	31,257,760	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2010 and December 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2010
Total capital (to risk-weighted assets)	$56,128,000	10.85%	$41,368,510	8.00%	$51,710,630	10.00%
Tier 1 capital (to risk-weighted assets)	49,606,000	9.59%	20,684,250	4.00%	31,026,380	6.00%
Tier 1 capital (to average assets)	49,606,000	6.36%	31,197,640	4.00%	38,997,050	5.00%
December 31, 2009
Total capital (to risk-weighted assets)	$57,989,000	11.10%	$41,793,690	8.00%	$52,242,110	10.00%
Tier 1 capital (to risk-weighted assets)	51,412,000	9.84%	20,896,840	4.00%	31,345,260	6.00%
Tier 1 capital (to average assets)	51,412,000	6.59%	31,225,960	4.00%	39,032,450	5.00%

On November 16, 2009, we entered into an informal MOU with the South Carolina Banking Department and the FDIC.  The MOU is based on the findings of the FDIC and South Carolina Banking Department during an examination conducted as of April 6, 2009 (the “Examination”).  Under the terms of the MOU, we are required to, among other things, (1) submit a capital plan to the supervisory authorities for increasing and maintaining a Tier 1 leverage ratio at 8% and maintaining a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; and (4) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  We may supplement these plans and reports in the future in response to comments and requests from our regulators.  While the MOU remains in place, we may not pay dividends without the prior written consent of the regulators and we may not extend any additional credit to any borrower that has been charged off by the bank or classified as “substandard,” “doubtful” or “loss” in any report of examination so long as that credit remains uncollected.

NOTE 18 - UNUSED LINES OF CREDIT

As of March 31, 2010, the Bank had unused lines of credit to purchase federal funds from unrelated banks totaling $21.0 million.  There were no balances outstanding related to any of these lines of credit as of March 31, 2010.  These lines of credit are available on a one to 14 day basis for general corporate purposes.  In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $108.8 million at March 31, 2010.  As of March 31, 2010, the Company had an unused line of credit available from an unrelated bank totaling $2.0 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $18.3 million secured by current loans in our loan portfolio.

NOTE 19 - SHAREHOLDERS’ EQUITY

Preferred Stock - In December 2008, in connection with the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”), established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury 14,448 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Preferred Stock”), having a liquidation preference of $1,000 per share.  The Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter.  The Preferred Stock has a call feature after three years.

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

NOTE 20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2010.

Amount
Commitments to extend credit	$24,826,543
Standby letters of credit	441,739
Total	$25,268,282

NOTE 21 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $75,747 for the period ended March 31, 2010.  At March 31, 2010, the ESOP has outstanding loans amounting to $1,825,000.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended March 31, 2010 and December 31, 2009:

	2010	2009
Balance, beginning of year	178,069	203,308
New share purchases	15,042	18,701
Shares released to participants	—	(330)
Shares allocated to participants	—	(43,610)
Balance, end of period	193,111	178,069

NOTE 22 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank may make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were $30,428 and $28,877, for the three months ended March 31, 2010 and 2009, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  There was $126,000 expense related to the plan for the three months ended March 31, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2010 compared to December 31, 2009 and the results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2009 Annual Report on Form 10-K.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited, to those described under “Risk Factors” in Item 1 of our 2009 Annual Report on Form 10-K and the following:

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

•                  the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2009 and continuing through the first quarter of 2010, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 and also analyzes our financial condition as of March 31, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2010.

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 15 to 25 basis points fee (annualized), according to the institution’s risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place; and

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

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

•                  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009.

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

On December 19, 2008, as part of the TARP CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury Department, pursuant to which we sold (i) 14,448 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 571,821 shares of our common stock for an aggregate purchase price of $14,448,000 in cash.

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

Results of Operations

Income Statement Review

Summary

Three months ended March 31, 2010 and 2009

Our net loss was $1.8 million for the three months ended March 31, 2010 compared to a net loss of $630,000 for the three months ended March 31, 2009.  Net loss before income tax benefit was $1.8 million for the three months ended March 31, 2010 compared to net loss before income tax benefit of $964,000 for the three months ended March 31, 2009.  The $791,000 increase in net loss before income tax benefit resulted primarily from $3.6 million in credit provisions offset by an increase of $807,000 in net interest income before provision for loan losses.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the three months ended March 31, 2010, our loan portfolio decreased $5.2 million from the year-end balance.  We anticipate the growth in loans will drive the growth in assets and the growth in net interest income once economic conditions improve.  However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At March 31, 2010, loans represented 63.2% of total assets, while securities and federal funds sold represented 30.8% of total assets.  While we plan to continue our focus on selectively increasing our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

The current interest rate environment, which is low by historical measures, has allowed us to obtain short-term borrowings and wholesale certificates of deposit at rates typically lower than certificate of deposit rates being offered in our local market.  This funding strategy allowed us to continue to operate in a branch expansion environment, which in turn allowed us to focus on our loan portfolio.  At March 31, 2010, retail deposits represented $391.5 million, or 54.5% of total funding, which includes total deposits plus borrowings.  Borrowings represented $136.3 million, or 19.0% of total funding, and wholesale deposits represented $190.6 million, or 26.5% of total funding.

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

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Despite difficult economic conditions, net interest income increased $807,000 as the result of a decrease in total interest expense of $1.1 million, which offset a decline in loan revenue as compared to the prior period.  Our net interest income for the period ended March 31, 2010 increased in part because we had more interest-bearing liabilities reprice at a lower rate than interest-earning assets.  For the three months ended March 31, 2010 and 2009, average interest-earning assets exceeded average interest-bearing liabilities by $13.8 million and $20.6 million, respectively.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin increased during the three months ended March 31, 2010 when compared to the same period in 2009, as a result of the Bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the three months ended March 31, 2010 and 2009 were 2.86% and 2.48%, respectively.  Net interest income increased from $4.4 million for the three months ended March 31, 2009 to $5.2 million for the same period ended March 31, 2010, or 18.4%.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2010 and 2009.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Three Months Ended March 31, 2010 and 2009

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended March 31, 2010 and 2009, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$938	$1	0.05%	$1,416	$1	0.21%
Federal funds sold	15,815	13	0.33%	7,301	3	0.20%
Taxable investment securities	232,735	2,488	4.34%	239,282	2,977	5.05%
Non-taxable investment securities	2,231	22	4.03%	5,172	51	3.97%
Loans receivable(2)	484,478	6,323	5.29%	464,258	6,137	5.36%
Total earning assets	736,197	8,847	4.87%	717,429	9,169	5.18%

Nonearning assets:
Cash and due from banks	4,376			10,833
Mortgages held for sale	353			999
Premises and equipment, net	19,055			19,355
Other assets	31,993			23,828
Allowance for loan losses	(10,546)			(7,888)
Total nonearning assets	45,231			47,127
Total assets	$781,428			$764,556

Interest-bearing liabilities:
Interest bearing transaction accounts	$29,682	82	1.12%	$45,485	$199	1.78%
Savings & money market	246,135	903	1.49%	184,148	766	1.69%
Time deposits less than $100,000	200,486	1,075	2.18%	222,497	1,889	3.44%
Time deposits greater than $100,000	103,985	671	2.62%	90,680	884	3.95%
Junior subordinated debentures	14,434	176	4.95%	14,434	205	5.75%
Advances from FHLB	73,222	513	2.84%	91,978	579	2.55%
Securities sold under repurchase agreement	52,278	215	1.67%	44,449	243	2.22%
ESOP borrowings	2,112	17	3.27%	2,588	15	2.29%
Federal funds purchased	50	1	0.40%	378	1	1.10%
Other borrowings	—	—	—%	178	2	3.87%
Total interest-bearing liabilities	722,384	3,653	2.05%	696,815	4,783	2.78%

Noninterest-bearing liabilities:
Demand deposits	15,169			11,393
Other liabilities	4,522			4,184
Shareholders’ equity	39,353			52,164

Total liabilities and shareholders’ equity	$781,428			$764,556
Net interest income		$5,194			$4,386
Net interest spread			2.82%			2.40%
Net interest margin			2.86%			2.48%

(1)           Annualized for the three month period.

(2)           Includes nonaccruing loans

During the three months ended March 31, 2010, the net interest spread and net interest margin increased in comparison to the previous period in 2009.  Our net interest spread was 2.82% and 2.40% for the three months ended March 31, 2010 and 2009, respectively. Our net interest margin for the three months ended March 31, 2010 was 2.86%, compared to 2.48% for the three months ended March 31, 2009.  During the first quarter of 2010, interest-earning assets averaged $736.2 million, compared to $717.4 million in the same quarter of 2009.  During the same periods, average interest-bearing liabilities were $722.4 million and $696.8 million, respectively.

Interest income for the three months ended March 31, 2010 was $8.8 million, consisting of $6.3 million on loans, $2.5 million on investments and interest bearing balances, and $13,000 on federal funds sold.  Interest income for the three months ended March 31, 2009 was $9.2 million, consisting of $6.1 million on loans, $3.0 million on investments and interest bearing balances, and $3,000 on federal funds sold.  Interest and fees on loans represented 71.5% and 66.9% of total interest income for the three months ended March 31, 2010 and 2009, respectively.  Income from investments, federal funds sold, and interest bearing balances represented 28.5% and 33.1% of total interest income for the three months ended March 31, 2010 and 2009, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 65.8% and 64.7% of average interest-earning assets for the three months ended March 31, 2010 and 2009, respectively.

Interest expense for the three months ended March 31, 2010 was $3.7 million, consisting of $2.7 million related to deposits, $215,000 related to securities sold under repurchase agreements, $176,000 related to junior subordinated debentures, $513,000 related to Federal Home Loan Bank (“FHLB”) advances, and $18,000 related to federal funds purchased, ESOP borrowings and other borrowings.  Interest expense for the three months ended March 31, 2009 was $4.8 million, consisting of $3.7 million related to deposits, $243,000 related to securities sold under repurchase agreements, $205,000 related to junior subordinated debentures, $579,000 related to FHLB advances, and $18,000 related to federal funds purchased, ESOP borrowings and other borrowings.  Interest expense on deposits for the three months ended March 31, 2010 and 2009 represented 74.8% and 78.2%, respectively, of total interest expense, while interest expense on other liabilities represented 25.2% and 21.8%, respectively, of total interest expense for the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010, average interest-bearing liabilities were higher than the comparable period ended March 31, 2009 by $25.6 million.

Net interest income, the largest component of our income, was $5.2 million and $4.4 million for the three months ended March 31, 2010 and March 31, 2009, respectively.  The increase of $807,000 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities offset by a $322,000 decrease in interest income and a $1.1 million decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended March 31, 2010 vs. March 31, 2009				Three Months Ended March 31, 2009 vs. March 31, 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$267	$(78)	$(3)	$186	$1,064	$(1,768)	$(265)	$(969)
Taxable investment securities	(81)	(419)	11	(489)	2,308	(167)	(330)	1,811
Non-taxable investment securities	(29)	1	—	(28)	(28)	—	—	(28)
Federal funds sold	4	2	3	9	(4)	(59)	4	(59)
Interest bearing balances	—	(1)	—	(1)	13	(1)	(13)	(1)
Total interest income	161	(495)	11	(323)	3,353	(1,995)	(604)	754

Interest expense
Deposits	259	(1,184)	(82)	(1,007)	1,523	(1,573)	(552)	(602)
Junior subordinated debentures	—	(28)	—	(28)	97	(13)	(9)	75
Advances from FHLB	(118)	65	(13)	(66)	690	(110)	(276)	304
Securities sold under repurchase agreements	43	(60)	(11)	(28)	48	(174)	(22)	(148)
Federal funds purchased	(1)	(1)	1	(1)	(1)	(5)	1	(5)
ESOP borrowings	(3)	6	(1)	2	(3)	(21)	2	(22)
Other borrowings	(2)	(2)	2	(2)	—	—	2	2
Total interest expense	178	(1,204)	(104)	(1,130)	2,354	(1,896)	(854)	(396)

Net interest income	$(17)	$709	$115	$807	$999	$(99)	$250	$1,150

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

Three Months Ended March 31, 2010 and 2009

Included in the statement of operations for the three months ended March 31, 2010 and 2009 is a noncash expense related to the provision for loan losses of $3.6 million and $2.1 million, respectively.  The increase in the allowance for the three months ended March 31, 2010 relates to our decision to increase the allowance in response to the deteriorating credit environment as evidenced by the increasing level of nonperforming assets.  The allowance for loan losses was approximately $10.9 million and $8.7 million as of March 31, 2010 and 2009, respectively.  The allowance for loan losses as a percentage of gross loans was 2.27% at March 31, 2010 and 1.86% at March 31, 2009.  At March 31, 2010, we had 74 nonperforming loans totaling approximately $21.5 million.  Net charge offs amounted to approximately $2.7 million for the three months ended March 31, 2010.

Noninterest Income

The following table sets forth information related to our noninterest income during the three months ended March 31, 2010 and 2009:

	2010	2009
	(in thousands)
Service fees on deposit accounts	$11	$10
Residential mortgage origination fees	61	65
Origination income on mortgage loans sold	5	11
Gain on sale of investment securities	139	307
Gain (loss) on sale of real estate, other real estate owned and repossessed assets	—	(40)
Other service fees and commissions	131	133
Bank owned life insurance	133	125
Gain on extinguishment of debt	400	—
Impairment on nonmarketable equity securities	—	(75)
Other	13	8
Total noninterest income	$893	$544

Three Months Ended March 31, 2010 and 2009

Noninterest income for the three months ended March 31, 2010 was $893,000 compared to $544,000 during the same period in 2009. The increase was primarily attributable to gains on the extinguishment of debt related to the ESOP, which we refinanced and modified the agreement with another institution during the first quarter of 2010. For the three months ended March 31, 2010, we recognized $139,000 in gains on the sale of investment securities in comparison to the $307,000 for the same period in 2009.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $61,000 and $65,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease of $4,000 related primarily to a decrease in origination volume in the mortgage department during the first quarter of 2010.  We received $5,000 of origination income on mortgage loans sold for the three months ended March 31, 2010 compared to $11,000 for the same period in 2009.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $11,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions decreased $2,000 to $131,000 for the three months ended March 31, 2010, when compared to the same period in 2009.

An additional $8,000 in noninterest income was primarily attributable to an increase in the cash surrender value of bank owned life insurance for the three months ended March 31, 2010 when compared to the same period in 2009. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $13,000 and $8,000 for the three months ended March 31, 2010 and 2009, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the three months ended March 31, 2010 and 2009:

	2010	2009
	(in thousands)
Salaries and benefits	$2,040	$1,971
Occupancy	407	384
Furniture and equipment expense	211	216
Professional fees	361	307
Advertising and marketing	190	76
Insurance	73	59
FDIC insurance	360	240
Data processing and related costs	136	126
Telephone	46	48
Postage	11	4
Office supplies, stationery and printing	25	29
Other	382	299
Total noninterest expense	$4,242	$3,759

Three Months Ended March 31, 2010 and 2009

We incurred noninterest expense of approximately $4.2 million for the three months ended March 31, 2010 compared to $3.8 million for the three months ended March 31, 2009.  The $120,000 and $114,000 increase in FDIC insurance and marketing and related costs, respectively, accounted primarily for the increase in noninterest expense for the three months ended March 31, 2010 compared to the same period in 2009.  Marketing and related costs increased as a result of advertising related to attracting new retail deposits. The remaining increase resulted primarily from increases of $69,000 in salaries and benefits, $54,000 in professional fees, $23,000 in occupancy expense, $10,000 in data processing costs, $14,000 in insurance costs, $7,000 in postage and $83,000 in other expenses offset by a decrease of $5,000 in furniture and equipment expense, $4,000 in office supplies, stationery and printing costs and $2,000 in telecommunications expense.

Salaries and employee benefits expense was approximately $2.0 million for both the three months ended March 31, 2010 and 2009.  These expenses represented 48.1% and 52.4% of our total noninterest expense for the three months ended March 31, 2010 and 2009, respectively.  The $69,000 increase in salaries and employee benefits expense resulted from increases of $37,000 in higher benefits costs and $100,000 in base compensation, offset by a decrease of $68,000 in stock based compensation.

Data processing and related costs increased approximately $10,000, or 8.0%, for the three months ended March 31, 2010 compared to the same period in 2009.  These expenses were $136,000 and $126,000 for the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010, our data processing costs for our core processing system were $122,000 compared to $95,000 for the three months ended March 31, 2009.

Income Tax Expense

Three Months Ended March 31, 2010 and 2009

Our lack of income tax expense or benefit for March 31, 2010 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded compared to income tax benefit of $334,000 for the three months ended March 31, 2009.  Income tax was based on effective tax rates of 37.0% for the three months ended March 31, 2009.  Management has determined that is more likely than not that the deferred tax asset related to continuing operations at March 31, 2010 will not be realized, and accordingly, has established a valuation allowance.

Balance Sheet Review

General

At March 31, 2010, we had total assets of $759.5 million, consisting principally of $469.4 million in net loans, $222.8 million in investment securities, $19.1 million in net premises, furniture and equipment, $5.1 million in federal funds sold and $4.8 million in cash and due from banks.  Our liabilities at March 31, 2010 totaled $722.1 million, consisting principally of $582.2 million in deposits, $35.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $85.0 million in FHLB advances and $1.8 million in borrowings related to the ESOP.  At March 31, 2010, our shareholders’ equity was $37.4 million.

Federal Funds Sold

At March 31, 2010, our $5.1 million in short-term investments in federal funds sold on an overnight basis comprised 0.7% of total assets, compared to $12.5 million, or 1.6% of total assets, at December 31, 2009.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions in light of the current economic environment.

Investments

At March 31, 2010, the $222.8 million in our available-for-sale investment securities portfolio represented approximately 29.3% of our total assets compared to $229.8 million, or 29.6% of total assets, at December 31, 2009.  At March 31, 2010, we held U.S. government agency securities, government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $222.8 million and an amortized cost of $224.2 million for a net unrealized loss of $1.3 million. We utilize the investment portfolio to provide additional income and to absorb liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing additional wholesale funding liabilities.

Contractual maturities and yields on our investments at March 31, 2010 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale:
Government- sponsored enterprises	$—	—%	$—	—%	34,082	4.36%	46,991	4.76%	81,073	4.59%
Mortgage-backed securities	—	—%	5,224	1.01%	—	—%	128,066	4.21%	133,290	4.08%
Municipals	—	—%	—	—%	2,647	4.98%	5,831	4.85%	8,478	4.89%
Total	$—	—%	$5,224	1.01%	$36,729	4.40%	$180,888	4.37%	$222,841	4.30%

At March 31, 2010, our investments included government sponsored enterprises, which consist of securities issued by the Federal Farm Credit Bank, FHLB, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with amortized costs of approximately $11.7 million, $29.8 million, $26.0 million, and $14.2 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $122.2 million, $2.4 million and $9.5 million, respectively.  Municipals consist of securities issued by various different municipalities with an amortized cost of $8.5 million.

At March 31, 2010, the fair value of investments issued by the Federal Farm Credit Bank, FHLB, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association was approximately $11.4 million, $29.3 million, $26.1 million and $14.2 million, respectively.  Mortgage-backed securities consist of securities issued by the Federal

National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $121.4 million, $2.4 million and $9.4 million, respectively.  Municipals consist of securities issued by various different municipalities with a fair value of $8.5 million.

Other nonmarketable equity securities at March 31, 2010 consisted of FHLB stock with a cost of $5.9 million, and other investments of $28,750.

The amortized costs and the fair value of our investments at March 31, 2010 and December 31, 2009 are shown in the following table.

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$81,716	$81,073	$89,774	$88,613
Mortgage-backed securities	133,975	133,290	134,535	133,898
Municipals	8,478	8,478	7,319	7,276
Total	$224,169	$222,841	$231,628	$229,787

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at March 31, 2010 and December 31, 2009 were $484.5 million and $472.0 million, respectively.  Gross loans outstanding at March 31, 2010 and December 31, 2009 were $480.3 million and $485.6 million, respectively.

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

The following table summarizes the composition of our loan portfolio at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$25,843	5.4%	$26,687	5.5%

Real Estate
Mortgage	340,007	70.8%	335,831	69.2%
Construction	110,501	23.0%	118,183	24.3%
Total real estate	450,508	93.8%	454,014	93.5%

Consumer
Consumer	4,577	1.0%	4,985	1.0%

Deferred origination fees, net	(619)	(0.2)%	(131)	(0.0)%

Total gross loans, net of deferred fees	480,309	100.0%	485,555	100.0%
Less — allowance for loan losses	(10,922)		(10,048)
Total loans, net	$469,387		$475,507

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2010:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$13,966	$10,936	$941	$25,843
Real estate	175,135	226,492	48,881	450,508
Consumer	1,678	2,313	586	4,577
Deferred origination fees, net	(515)	(110)	6	(619)
Total gross loans, net of deferred fees	$190,264	$239,631	$50,414	$480,309

Gross loans maturing after one year with:
Fixed interest rates				$155,461
Floating interest rates				134,688
Total				$290,149

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2010 and 2009.

	2010	2009
	(dollars in thousands)
Balance, beginning of year	$10,048	$7,635
Charge offs, Commercial and Industrial	(229)	(9)
Charge offs, Real Estate Mortgage	(1,071)	(270)
Charge offs, Real Estate Construction	(1,260)	(830)
Charge offs, Consumer	(174)	(5)
Recoveries, Commercial and Industrial	5	—
Recoveries, Real Estate Mortgage	2	—
Recoveries, Real Estate Construction	1	—
Recoveries, Consumer	—	—
Provision for loan losses	3,600	2,135
Balance, end of period	$10,922	$8,656

Total loans outstanding at end of period	$480,309	$466,338
Allowance for loan losses to gross loans	2.27%	1.86%
Net charge-offs to average loans	0.56%	0.24%

Nonperforming Assets

The following table sets forth our nonperforming assets for the three months ended March 31, 2010 and December 31, 2009:

	2010	2009
	(dollars in thousands)
Nonaccrual loans	$21,506	$21,295
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	—	—
Total impaired loans	21,506	21,295
Other real estate owned	8,963	6,865
Total nonperforming assets	$30,469	$28,160

Nonperforming assets to total assets	4.01%	3.63%

The Bank had 74 nonperforming loans at March 31, 2010, totaling $21.5 million and 67 nonperforming loans totaling $21.3 million at December 31, 2009, all of which were considered impaired.  Of this amount it is anticipated that 69 loans totaling approximately $19.9 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional three loans amounting to approximately $996,000 are expected to be paid in full, and two loans totaling approximately $582,000 will be refinanced either through the Bank or elsewhere.  At March 31, 2010 and December 31, 2009, the allowance for loan losses was $10.9 million and $8.7 million, respectively, or 2.27% and 1.86%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at March 31, 2010 are $11.6 million in residential properties, representing approximately 54.0% of the Bank’s nonperforming loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of March 31, 2010, we had 100 loans with a current principal balance of $42.1 million on the watch list compared to 70 loans with a current principal balance of $37.2 million at December 31, 2009.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $9.2 million at March 31, 2010, compared to $10.1 million at December 31, 2009.  At March 31, 2010, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended March 31, 2010 and December 31, 2009, we received approximately $16,000 and $709,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status.  In addition, the Bank held approximately $9.0 million and $6.9 million in other real estate owned at the period ending March 31, 2010 and December 31, 2009, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to obtain a portion of money market and certificates of deposits from outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for similar deposit products in our local market.  We also utilize wholesale deposits in certain instances to obtain deposits with more favorable maturities than are readily available in our local market.  We anticipate that the ratio of wholesale deposits to total deposits will decline as our full service banking offices mature.  The amount of wholesale deposits was $190.6 million, or 32.7% of total deposits, at March 31, 2010, and $189.9 million, or 32.1% of total deposits, at December 31, 2009.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 82.5% and 82.1% at March 31, 2010 and December 31, 2009, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010		December 31, 2009
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$15,169	—%	$12,516	—%
Interest bearing demand deposits	29,682	1.12%	40,761	1.58%
Savings and money market accounts money	246,135	1.49%	197,356	1.70%
Time deposits less than $100,000	200,486	2.18%	214,135	2.85%
Time deposits greater than $100,000	103,985	2.62%	97,918	3.31%
Total deposits	$595,457	1.86%	$562,686	2.37%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Three months or less	$46,524	$21,620
Over three through six months	17,549	44,829
Over six though twelve months	27,806	34,826
Over twelve months	12,152	4,700
Total	$104,031	$105,975

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2010 and the year ended December 31, 2009, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the three months ended March 31, 2010:
Securities sold under agreement to repurchase	$35,000	2.29%	$60,000	$52,278	1.67%
Junior subordinated debentures	14,434	4.97%	14,434	14,434	4.95%
Advances from FHLB	85,000	2.58%	85,000	73,222	2.84%
Federal funds purchased	—	—%	—	50	0.40%
ESOP borrowings	1,825	4.50%	2,300	2,112	3.27%

At or for the year ended December 31, 2009:
Securities sold under agreement to repurchase	$60,000	1.55%	$72,500	$63,090	1.67%
Junior subordinated debentures	14,434	4.97%	14,434	14,434	5.36%
Advances from FHLB	65,000	3.03%	100,800	91,075	2.55%
Federal funds purchased	—	—%	—	106	1.12%
ESOP borrowings	2,300	2.25%	2,600	2,480	2.29%
Other borrowings	—	—%	—	45	3.99%

Capital Resources

Total shareholders’ equity was $37.4 million at March 31, 2010 and $38.9 million at December 31, 2009.  The difference is attributable to the amount of preferred stock dividend paid of $181,000, additional paid in capital related to the ESOP of $100,000, an increase in the guarantee of ESOP borrowings of $144,000, net of current year reductions, an increase of $318,000 in the fair value of available-for-sale securities and stock-based compensation expense of $63,000, net of the loss of $1.8 million for the three month period ended March 31, 2010.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010	December 31, 2009
Return on average assets	(0.91)%	(1.30)%
Return on average equity	(18.09)%	(20.85)%
Equity to assets ratio	5.04%	6.24%

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

The following table sets forth the company’s various capital ratios at March 31, 2010 and December 31, 2009.  For all periods, the company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.

	March 31,	December 31,
	2010	2009
Leverage ratio	6.52%	6.83%
Tier 1 risk-based capital ratio	9.83%	10.21%
Total risk-based capital ratio	11.42%	11.67%

The following table sets forth the Bank’s various capital ratios at March 31, 2010 and December 31, 2009.  For all periods, the Bank was considered “well capitalized.”

Tidelands Bank

	March 31,	December 31,
	2010	2009
Leverage ratio	6.36%	6.59%
Tier 1 risk-based capital ratio	9.59%	9.84%
Total risk-based capital ratio	10.85%	11.10%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2010, unfunded commitments to extend credit were $24.8 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2010, there were commitments totaling approximately $442,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” and net interest income simulations.  Interest sensitivity gap is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.  Based upon the contractual maturities within a 12-month period shown in the interest sensitivity report at March 31, 2010, our balance sheet is liability sensitive without regards to prepayments.

Approximately 54.7% of our loans were variable rate loans at March 31, 2010 and 80.4% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.  However, `gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2010 and December 31, 2009, our liquid assets, which consist of cash and due from banks, amounted to $9.9 million and $15.0 million, or 1.3% and 1.9% of total assets, respectively.  Our available-for-sale securities at March 31, 2010 and December 31, 2009 amounted to $222.8 million and $229.8 million, or 29.3% and 29.6% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $100.6 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  In addition, we maintain four federal funds purchased lines of credit with correspondent banks totaling $21.0 million.  We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At March 31, 2010, we had $85.0 million in total advances and letters of credit from the FHLB with a remaining credit availability of $108.8 million and an excess lendable collateral value of approximately $2.8 million.

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities.  The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates.  Our asset liability management committee and our risk management committee monitor and consider methods of managing exposure to interest rate risk.  These committees are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

The following table sets forth information regarding our rate sensitivity, as of March 31, 2010, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$5,085	$—	$—	$—	$5,085
Investment securities	6,247	16,905	48,471	151,218	222,841
Loans	278,222	49,895	121,836	30,356	480,309
Total interest-earning assets	$289,554	$66,800	$170,307	$181,574	$708,235

Interest-bearing liabilities:
Money market and NOW	$124,718	$—	$—	$—	$124,718
Regular savings	140,257	—	—	—	140,257
Time deposits	111,044	164,933	25,235	1,333	302,545
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	15,000	—	10,000	10,000	35,000
Advances from Federal Home Loan Bank	—	—	76,000	9,000	85,000
ESOP borrowings	1,825	—	—	—	1,825
Total interest-bearing liabilities	$401,092	$164,933	$111,235	$26,519	$703,779

Period gap	$(111,538)	$(98,133)	$59,072	$155,055	$4,456
Cumulative gap	$(111,538)	$(209,671)	$(150,599)	$4,456	$4,456

Ratio of cumulative gap to total earning assets	(15.75)%	(29.60)%	(21.26)%	0.63%	0.63%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases of our common shares during the quarter ended March 31, 2010 by the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (the “ESOP”).

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2010	9,800	$3.86	9,800	N/A
February 2010	2,002	$3.54	2,002	N/A
March 2010	3,240	$2.78	3,240	N/A
Total	15,042	$3.27	15,042	N/A

(1)               Open-market transactions by ESOP

(2)               The ESOP was established January 1, 2007 and does not have a fixed date of termination.

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

Date: May 17, 2010	By:	/s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.