Form 10-Q
period 2010-06-30
TIDELANDS BANCSHARES INC
filed 2010-08-13
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of August 9, 2010.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$8,211,232	$2,493,227
Federal funds sold	27,665,000	12,500,000
Total cash and cash equivalents	35,876,232	14,993,227
Securities available-for-sale	37,975,593	229,786,787
Nonmarketable equity securities	5,892,650	5,892,650
Total securities	43,868,243	235,679,437
Mortgage loans held for sale	1,040,090	617,000

Loans receivable	465,017,044	485,555,288
Less allowance for loan losses	14,781,037	10,048,015
Loans, net	450,236,007	475,507,273

Premises, furniture and equipment, net	20,734,503	18,802,701
Accrued interest receivable	1,875,723	3,283,931
Bank owned life insurance	14,129,618	13,856,165
Other real estate owned	12,213,281	6,865,461
Other assets	4,556,587	6,324,714
Total assets	$584,530,284	$775,929,909

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$15,460,448	$16,971,128
Interest-bearing transaction accounts	35,343,848	29,688,124
Savings and money market	160,338,097	237,589,561
Time deposits $100,000 and over	129,858,953	105,975,461
Other time deposits	164,163,884	201,324,905
Total deposits	505,165,230	591,549,179

Securities sold under agreements to repurchase	20,000,000	60,000,000
Advances from Federal Home Loan Bank	9,000,000	65,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,750,000	2,300,000
Accrued interest payable	1,155,339	1,359,861
Other liabilities	2,521,805	2,362,125
Total liabilities	554,026,374	737,005,165

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at June 30, 2010 and December 31, 2009	13,633,276	13,529,660
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at June 30, 2010 and December 31, 2009	42,772	42,772
Common stock-warrants, 571,821 outstanding at June 30, 2010 and December 31, 2009	1,112,248	1,112,248
Unearned ESOP shares	(1,919,694)	(2,204,073)
Capital surplus	43,440,981	43,584,958
Retained deficit	(26,135,536)	(16,010,476)
Accumulated other comprehensive income (loss)	329,863	(1,130,345)
Total shareholders’ equity	30,503,910	38,924,744
Total liabilities and shareholders’ equity	$584,530,284	$775,929,909

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the six and three months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$12,425,237	$12,486,519	$6,101,689	$6,349,290
Securities available for sale, taxable	4,189,763	4,901,260	1,701,796	1,924,218
Securities available for sale, non-taxable	37,723	95,657	15,533	45,091
Federal funds sold	37,426	4,129	24,705	602
Other interest income	879	2,056	763	1,333
Total interest income	16,691,028	17,489,621	7,844,486	8,320,534
Interest expense:
Time deposits $100,000 and over	1,305,127	1,785,937	633,543	901,774
Other deposits	3,720,647	5,494,381	1,660,361	2,639,427
Other borrowings	1,781,962	2,165,968	860,838	1,122,102
Total interest expense	6,807,736	9,446,286	3,154,742	4,663,303
Net interest income	9,883,292	8,043,335	4,689,744	3,657,231
Provision for loan losses	9,750,000	7,605,000	6,150,000	5,470,000
Net interest income (loss) after provision for loan losses	133,292	438,335	(1,460,256)	(1,812,769)

Noninterest income (loss):
Service charges on deposit accounts	22,809	20,283	11,555	10,706
Residential mortgage origination income	124,091	261,408	58,125	185,107
Gain on sale of securities available for sale	1,347,131	590,683	1,208,289	283,679
Gain (loss) on sale of other real estate owned	(112,314)	(235)	(112,547)	39,469
Other service fees and commissions	261,046	270,310	130,367	136,793
Increase in cash surrender value of BOLI	273,452	252,619	140,067	127,939
Loss on extinguishment of debt	(1,619,771)	—	(2,019,771)	—
Impairment on nonmarketable equity securities	—	(76,640)	—	(1,640)
Other	34,380	22,423	21,470	14,677
Total noninterest income (loss)	330,824	1,340,851	(562,445)	796,730
Noninterest expense:
Salaries and employee benefits	3,959,284	4,016,672	1,919,625	2,045,568
Net occupancy	820,713	780,994	414,003	396,445
Furniture and equipment	446,144	428,923	235,109	213,325
Other operating	4,898,219	2,785,419	3,313,752	1,597,831
Total noninterest expense	10,124,360	8,012,008	5,882,489	4,253,169
Loss before income taxes	(9,660,244)	(6,232,822)	(7,905,190)	(5,269,208)
Income tax benefit	—	(2,127,000)	—	(1,793,000)
Net loss	(9,660,244)	(4,105,822)	(7,905,190)	(3,476,208)
Accretion of preferred stock to redemption value	103,616	96,954	51,808	48,477
Preferred dividends accrued	363,207	363,207	182,607	182,607
Net loss available to common shareholders	$(10,127,067)	$(4,565,983)	$(8,139,605)	$(3,707,292)
Loss per common share
Basic loss per share	$(2.48)	$(1.13)	$(1.99)	$(0.92)
Diluted loss per share	$(2.48)	$(1.13)	$(1.99)	$(0.92)
Weighted average common shares outstanding
Basic	4,087,917	4,044,186	4,085,622	4,044,186
Diluted	4,087,917	4,044,186	4,085,622	4,044,186

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained Earnings	Accumulated other Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income (loss)	Total
Balance, December 31, 2008	14,448	$13,335,752	$1,112,248	4,277,176	$42,772	$(2,522,860)	$43,364,255	$(4,905,419)	$1,532,684	$51,959,432
Allocation of unearned ESOP shares							(118,889)			(118,889)
Stock based compensation expense							259,926			259,926
Preferred stock, dividend paid								(292,973)		(292,973)
Accretion of discount on preferred stock		96,954						(96,954)		—
Repayment of Guarantee of ESOP borrowings						159,828				159,828
Net loss								(4,105,822)		(4,105,822)
Other comprehensive loss, net of taxes of $156,395									(255,171)	(255,171)
Comprehensive loss										(4,360,993)
Balance, June 30, 2009	14,448	$13,432,706	$1,112,248	4,277,176	$42,772	$(2,363,032)	$43,505,292	$(9,401,168)	$1,277,513	$47,606,331

Balance, December 31, 2009	14,448	$13,529,660	$1,112,248	4,277,176	$42,772	$(2,204,073)	$43,584,958	$(16,010,476)	$(1,130,345)	$38,924,744
Allocation of unearned ESOP shares							(207,044)			(207,044)
Stock based compensation expense							63,067			63,067
Preferred stock, dividend paid								(361,200)		(361,200)
Accretion of discount on preferred stock		103,616						(103,616)		—
Repayment of Guarantee of ESOP borrowings						284,379				284,379
Net loss								(9,660,244)		(9,660,244)
Other comprehensive income, net of taxes of $894,965									1,460,208	1,460,208
Comprehensive loss										(8,200,036)
Balance, June 30, 2010	14,448	$13,633,276	$1,112,248	4,277,176	$42,772	$(1,919,694)	$43,440,981	$(26,135,536)	$329,863	$30,503,910

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(9,660,244)	$(4,105,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	9,750,000	7,605,000
Depreciation and amortization expense	495,687	477,194
Discount accretion and premium amortization	762,501	2,420,033
Stock based compensation expense	63,067	259,926
Proceeds from sale of residential mortgages	5,727,995	21,740,707
Disbursements for residential mortgages held-for-sale	(6,151,085)	(23,330,788)
Increase in accrued interest receivable	1,408,207	188,649
Increase in accrued interest payable	(204,521)	(675,627)
Increase in cash surrender value of life insurance	(273,452)	(252,619)
Loss from sale of real estate	112,314	3,963
Gain from sale of securities available-for-sale	(1,347,131)	(590,683)
Other than temporary impairment on nonmarketable equity securities	—	76,640
Gain from extinguishment of debt	(400,000)	—
Decrease in prepaid FDIC assessment	775,633	—
Decrease in carrying value of other real estate	1,119,080	—
Decrease (increase) in other assets	366,927	(2,220,548)
Increase (decrease) in other liabilities	(24,532)	919,694
Net cash provided by operating activities	2,520,446	2,515,719
Cash flows from investing activities:
Purchases of securities available-for-sale	(16,168,845)	(262,046,270)
Proceeds from sales of securities available-for-sale	181,442,131	46,580,944
Proceeds from calls and maturities of securities available-for-sale	29,477,711	94,948,730
Net (increase) decrease in loans receivable	6,610,484	(18,740,638)
Purchase of premises, furniture and equipment, net	(2,427,489)	(70,549)
Proceeds from sale of other real estate owned	2,246,380	—
Net cash provided (used) by investing activities	201,180,372	(139,327,783)
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(73,106,420)	26,737,407
Net decrease in certificates of deposit and other time deposits	(13,277,529)	(5,852,358)
Proceeds from securities sold under agreements to repurchase	—	52,500,000
Repayments of securities sold under agreements to repurchase	(40,000,000)	—
Proceeds from FHLB advances	—	40,000,000
Repayments of FHLB advances	(56,000,000)	—
Repayment of ESOP borrowings	(150,000)	(150,000)
Repayment of other borrowings	—	(615,837)
Decrease in unearned ESOP shares	77,336	40,939
Preferred stock - dividends paid	(361,200)	(292,973)
Net cash provided (used) by financing activities	(182,817,813)	112,367,178
Net increase (decrease) in cash and cash equivalents	20,883,005	(24,444,886)
Cash and cash equivalents, beginning of period	14,993,227	42,846,797
Cash and cash equivalents, end of period	$35,876,232	$18,401,911

Supplemental cash flow information:
Income taxes paid	$—	$121,582
Interest paid on deposits and borrowed funds	$7,012,258	$10,121,913
Transfer of loans to foreclosed assets	$8,910,782	$4,258,767

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of June 30, 2010 and for the interim periods ended June 30, 2010 and 2009, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 Annual Report on Form 10-K.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”).  The Company operated as a development stage company from January 31, 2002 to October 5, 2003.  Tidelands Bank commenced business on October 6, 2003.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry and Beaufort counties in South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. On February 22, 2006, the Company formed Tidelands Statutory Trust I for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.  On June 20, 2008, the Company formed Tidelands Statutory Trust II for the purpose of issuing trust preferred securities.  In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.  As further discussed in Note 19, on December 19, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, the Company issued 14,448 preferred shares and 571,821warrants in return for $14.4 million in cash, to the U.S. Department of Treasury.

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

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

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

NOTE 3 — COMPREHENSIVE INCOME

The change in the components of other comprehensive income (loss) and related tax effects are as follows for the six and three months ended June 30, 2010 and 2009:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Change in unrealized gains (losses) on securities available for sale	$3,702,304	$179,117	$3,050,936	$(1,111,556)
Reclassification adjustment for gains realized in net income	(1,347,131)	(590,683)	(1,208,289)	(283,679)
Net change in unrealized gains (losses) on securities	2,355,173	(411,566)	1,842,647	(1,395,235)
Tax effect	(894,965)	156,395	(700,204)	530,190
Net-of-tax amount	$1,460,208	$(255,171)	$1,142,443	$(865,045)

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

Junior Subordinated Debentures - The fair values of fixed rate junior subordinated debentures are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate.  The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$8,211,232	$8,211,232	$2,493,227	$2,493,227
Federal funds sold	27,665,000	27,665,000	12,500,000	12,500,000
Securities available-for-sale	37,975,593	37,975,593	229,786,787	229,786,787
Nonmarketable equity securities	5,892,650	5,892,650	5,892,650	5,892,650
Mortgage loans held for sale	1,040,090	1,040,090	617,000	617,000
Loans receivable	465,017,044	467,035,100	485,555,288	490,945,288

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$211,142,393	$211,142,393	$284,248,813	$284,248,813
Certificates of deposit and other time deposits	294,022,837	295,619,837	307,300,366	309,914,366
Securities sold under agreements to repurchase	20,000,000	21,383,000	60,000,000	60,241,000
Advances from Federal Home Loan Bank	9,000,000	8,752,000	65,000,000	64,360,000
Junior subordinated debentures	14,434,000	15,420,881	14,434,000	15,615,503
ESOP borrowings	1,750,000	1,750,000	2,300,000	2,300,000

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$25,329,423	$—	$28,429,383	$—
Letters of credit	196,941	—	466,739	—

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

Assets and liabilities that are carried at fair value are classified in one of the following three categories based on a hierarchy for ranking the quality and reliability of the information used to determine fair value:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 —	Unobservable inputs that are not corroborated by market data.

Assets measured at fair value on a recurring basis are as follows as of June 30, 2010 and December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2010
Government sponsored enterprises	$—	$7,053,713	$—
Mortgage-backed securities	—	30,921,880	—
Available-for-sale investment securities	—	37,975,593	—
Mortgage loans held for sale	—	1,040,090	—
Total	$—	$39,015,683	$—
December 31, 2009
Government sponsored enterprises	$—	$88,612,765	$—
Mortgage-backed securities	—	133,898,555	—
Municipals	—	7,275,467	—
Available-for-sale investment securities	—	$229,786,787	—
Mortgage loans held for sale	—	617,000	—
Total	$—	$230,403,787	$—

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2010 and December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2010
Impaired loans	$—	$26,607,066	$—
Other real estate owned	—	12,213,281	—
Total	$—	$38,820,347	$—
December 31, 2009
Impaired loans	$—	$20,044,008	$—
Other real estate owned	—	6,865,461	—
Total	$—	$26,909,469	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At June 30, 2010 the reserve requirement was met by the cash balance in the vault.  At December 31, 2009, the Bank had $224,000 on deposit with the Federal Reserve Bank to meet this requirement.  At June 30, 2010, the Bank had $1.0 million in currency and cash on hand, $5.8 million in due from non-interest bearing balances and $47,000 in due from interest bearing balances and maintained compensating balances totaling $100,000 with a correspondent bank.  At June 30, 2010, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2010
Government-sponsored enterprises	$6,999,823	$53,890	$—	$7,053,713
Mortgage-backed securities	30,461,696	465,577	5,393	30,921,880
Total	$37,461,519	$519,467	$5,393	$37,975,593

December 31, 2009
Government-sponsored enterprises	$89,774,279	$47,186	$1,208,700	$88,612,765
Mortgage-backed securities	134,534,637	160,950	797,032	133,898,555
Municipals	7,318,970	6,336	49,839	7,275,467
Total	$231,627,886	$214,472	$2,055,571	$229,786,787

The amortized cost and estimated fair values of investment securities at June 30, 2010, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	6,999,823	7,053,713
Due after ten years	—	—
Subtotal	6,999,823	7,053,713
Mortgage-backed securities	30,461,696	30,921,880
Total Securities	$37,461,519	$37,975,593

At June 30, 2010 and December 31, 2009, investment securities with book values of $31,865,591 and $111,038,524 and market values of $32,318,173 and $110,043,275, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line.  Gross proceeds from the sale of investment securities totaled $181,442,131 and $369,561,934 for the six months ended June 30, 2010 and twelve months ended December 31, 2009, respectively.  The gross realized gain on the sale of investment securities totaled $1,417,018 with $69,887 gross realized losses resulting in a net realized gain of $1,347,131 for the six months ended June 30, 2010.  The gross realized gain on the sale of investment securities totaled $5,085,640 with gross realized losses of $228,245 resulting in a net realized gain of $4,857,395 for the year ended December 31, 2009.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2010
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	883,696	5,393	—	—	883,696	5,393
	$883,696	$5,393	$—	$—	$883,696	$5,393

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2009
Government-sponsored enterprises	$61,020,580	$1,208,700	$—	$—	$61,020,580	$1,208,700
Mortgage-backed securities	90,910,751	797,032	—	—	90,910,751	797,032
Municipals	4,879,928	49,839	—	—	4,879,928	49,839
	$156,811,259	$2,055,571	$—	$—	$156,811,259	$2,055,571

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at June 30, 2010 and December 31, 2009.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell those securities before recovery of its amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $28,750 of stock in community bank holding companies as of June 30, 2010 and December 31, 2009.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At June 30, 2010 and December 31, 2009, the Company’s investment in Federal Home Loan Bank stock was $5,863,900.

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

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended June 30, 2010 and December 31, 2009:

	2010	2009
Real estate - construction	$102,055,764	$118,182,732
Real estate - mortgage	334,691,120	335,830,858
Commercial and industrial	24,504,361	26,687,273
Consumer and other	4,338,092	4,985,427
Deferred origination fees, net	(572,293)	(131,002)
Total loans receivable, gross	465,017,044	485,555,288
Less allowance for loan losses	14,781,037	10,048,015
Total loans receivable, net	$450,236,007	$475,507,273

The composition of gross loans by rate type is as follows for the periods ended June 30, 2010 and December 31, 2009:

	2010	2009
Variable rate loans	$257,002,256	$272,684,001
Fixed rate loans	208,014,788	212,871,287
Total gross loans	$465,017,044	$485,555,288

Transactions in the allowance for loan losses are summarized below for the periods ended June 30, 2010 and 2009:

	2010	2009
Balance, beginning of period	$10,048,015	$7,635,173
Provision charged to operations	9,750,000	7,605,000
Gross loan charge offs	(5,116,913)	(5,645,203)
Gross loan recoveries	99,935	11,012
Balance, end of period	$14,781,037	$9,605,982
Gross loans outstanding, end of period	$465,017,044	$471,308,448

The following is a summary of information pertaining to impaired and nonaccrual loans at June 30, 2010 and December 31, 2009:

	2010	2009
Impaired loans without a valuation allowance	$22,590,641	$17,287,480
Impaired loans with a valuation allowance	5,114,199	4,007,417
Total impaired loans	$27,704,840	$21,294,897

Valuation allowance related to impaired loans	$1,097,774	$1,250,889
Average of impaired loans during the period	$23,826,914	$15,294,975
Total nonaccrual loans	$27,704,840	$21,294,897
Total loans past due 90 days and still accruing interest	$—	$—

The allowance for loan losses, as a percent of gross loans outstanding, was 3.18% and 2.04% for periods ended June 30, 2010 and 2009, respectively.  At June 30, 2010, the Bank had 86 loans totaling $27,704,840, or 5.96% of gross loans, in nonaccrual status, of which there were none deemed to be troubled debt restructurings.  At December 31, 2009, the Bank had 67 impaired loans totaling $21,294,897, or 4.39% of gross loans, in nonaccrual status, of which $4,142,694 were deemed to be troubled debt restructurings.  There were no loans contractually past due 90 days or more and still accruing interest at June 30, 2010 or December 31, 2009.  In addition, there were no loans restructured or otherwise impaired not already included in nonaccrual status at June 30, 2010 or December 31, 2009.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We do not recognize interest income on loans that are impaired.  At June 30, 2010 and December 31, 2009, the Bank had $275,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At June 30, 2010, loans totaling $31.0 million were pledged as collateral at the Federal Home Loan Bank and $15.1 million to maintain a line of credit with the Federal Reserve Bank.

NOTE 8 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended June 30, 2010 and December 31, 2009:

	2010	2009
Balance, beginning of year	$6,865,461	$1,800,604
Additions	8,755,594	7,641,984
Sales	(2,288,694)	(2,423,878)
Write-downs	(1,119,080)	(153,249)
Balance, end of period	$12,213,281	$6,865,461

NOTE 9 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended June 30, 2010 and December 31, 2009:

	2010	2009
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	13,299,873	13,291,654
Furniture and equipment	4,165,540	4,061,487
Software	723,682	684,421
Construction in progress	2,701,656	425,701
Total	24,156,069	21,728,581
Less, accumulated depreciation	3,421,566	2,925,880
Premises, furniture and equipment, net	$20,734,503	$18,802,701

Depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $495,687 and $477,194 respectively.  Construction in progress relates to the planned construction of an executive office building located at 830 Lowcountry Boulevard.  Estimated construction costs for the project are expected to be approximately $4.5 million.

NOTE 10 - DEPOSITS

At June 30, 2010, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2010	$174,995,715
2011	113,986,077
2012	3,174,700
2013	584,118
2014	37,000
Thereafter	1,245,227
Total	$294,022,837

NOTE 11 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of two obligations totaling $20.0 million at June 30, 2010.  On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%.  All repurchase agreements require quarterly interest only payments with principal and interest due on maturity.  The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $23,921,559 and $73,349,838 and fair values of $24,261,256 and $72,884,324 at June 30, 2010 and December 31, 2009, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended June 30, 2010 and December 31, 2009:

	2010	2009
Amount outstanding at period end	$20,000,000	$60,000,000
Average amount outstanding during the period	41,181,602	63,090,274
Maximum outstanding at any month-end	60,000,000	72,500,000
Weighted average rate paid at period-end	3.76%	1.55%
Weighted average rate paid during the period	2.02%	1.67%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.669% at the period ended June 30, 2010.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.  The Company has no current intention to exercise its right to defer payments of interest on the Trust I Securities.

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

NOTE 13 — ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2010, advances from the Federal Home Loan Bank (“FHLB”) were comprised of one advance totaling $9.0 million.   On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%.  All advances require interest only payments with principal and interest due on maturity.  The advance is collateralized by pledged loans.  At June 30, 2010, loans totaling $31.0 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended June 30, 2010 and December 31, 2009:

	2010	2009
Amount outstanding at period end	$9,000,000	$65,000,000
Average amount outstanding during the period	70,348,066	91,074,521
Maximum outstanding at any month-end	85,000,000	100,800,000
Weighted average rate at period-end	3.96%	3.03%
Weighted average rate during the period	2.79%	2.55%

NOTE 14 - OTHER OPERATING EXPENSES

Other operating expenses for the six and three months ended June 30, 2010 and 2009 are summarized below:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Professional fees	$794,680	$703,283	$433,947	$396,676
Telephone expenses	94,842	96,925	48,848	49,365
Office supplies, stationery, and printing	51,951	53,591	27,381	24,887
Insurance	125,467	107,822	52,340	48,631
Postage	20,869	9,388	9,613	5,420
Data processing	276,889	257,777	140,897	131,810
Advertising and marketing	703,443	195,226	512,895	118,949
FDIC Assessment	707,603	755,000	347,603	515,000
Other real estate owned expense	1,478,502	171,748	1,278,108	81,826
Other loan related expense	130,839	143,182	88,962	75,038
Other	513,134	291,477	373,158	150,229
Total	$4,898,219	$2,785,419	$3,313,752	$1,597,831

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

Basic and diluted earnings (loss) per share are computed below for the six and three months ended June 30, 2010 and 2009:

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic net income (loss) per share computation:
Net income (loss) available to common shareholders	$(10,127,067)	$(4,565,983)	$(8,139,605)	$(3,707,292)
Average common shares outstanding – basic	4,087,917	4,044,186	4,085,622	4,044,186
Basic net income (loss) per share	$(2.48)	$(1.13)	$(1.99)	$(0.92)

Diluted net income (loss) per share computation:
Net income (loss) available to common shareholders	$(10,127,067)	$(4,565,983)	$(8,139,605)	$(3,707,292)
Average common shares outstanding – basic	4,087,917	4,044,186	4,085,622	4,044,186
Incremental shares from assumed conversions:
Stock options	—	—	—	—
Average common shares outstanding – diluted	4,087,917	4,044,186	4,085,622	4,044,186
Diluted net income (loss) per share	$(2.48)	$(1.13)	$(1.99)	$(0.92)

For the periods ended June 30, 2010 and 2009, there were 25,800 and 743,461 stock options outstanding that were anti-dilutive.  At June 30, 2010 and 2009, there were 571,821 warrants outstanding that were anti-dilutive.  These options and warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period. During the quarter ended June 30, 2010, all options that had been previously granted were voluntarily forfeited by each officer or director grantee.

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

As of June 30, 2010 and December 31, 2009, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Company’s and Bank’s category.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at June 30, 2010 and December 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2010
Total capital (to risk-weighted assets)	$50,593,000	10.77%	$37,576,720	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	40,232,000	8.57%	18,788,360	4.00%	N/A	N/A
Tier 1 capital (to average assets)	40,232,000	5.46%	29,450,040	4.00%	N/A	N/A
December 31, 2009
Total capital (to risk-weighted assets)	$61,076,000	11.67%	$41,860,560	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	53,407,000	10.21%	20,930,280	4.00%	N/A	N/A
Tier 1 capital (to average assets)	53,407,000	6.83%	31,257,760	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2010 and December 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2010
Total capital (to risk-weighted assets)	$48,278,000	10.30%	$37,490,190	8.00%	$46,862,740	10.00%
Tier 1 capital (to risk-weighted assets)	42,307,000	9.03%	18,745,090	4.00%	28,117,640	6.00%
Tier 1 capital (to average assets)	42,307,000	5.76%	29,359,200	4.00%	36,699,000	5.00%
December 31, 2009
Total capital (to risk-weighted assets)	$57,989,000	11.10%	$41,793,690	8.00%	$52,242,110	10.00%
Tier 1 capital (to risk-weighted assets)	51,412,000	9.84%	20,896,840	4.00%	31,345,260	6.00%
Tier 1 capital (to average assets)	51,412,000	6.59%	31,225,960	4.00%	39,032,450	5.00%

On November 16, 2009, we entered into an informal MOU (“Memorandum of Understanding”) with the South Carolina Banking Department and the FDIC.  The MOU is based on the findings of the FDIC and South Carolina Banking Department during an examination conducted as of April 6, 2009 (the “Examination”).  Under the terms of the MOU, we are required to, among other things, (1) submit a capital plan to the supervisory authorities for increasing and maintaining a Tier 1 leverage ratio at 8% and maintaining a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; and (4) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  We may supplement these plans and reports in the future in response to comments and requests from our regulators.  While the MOU remains in place, we may not pay dividends without the prior written consent of the regulators and we may not extend any additional credit to any borrower that has been charged off by the bank or classified as “substandard,” “doubtful” or “loss” in any report of examination so long as that credit remains uncollected.  At June 30, 2010, we believe that, with the exception of the requirement to achieve a minimum 8% leverage capital ratio, we are in compliance with the informal MOU.

NOTE 18 - UNUSED LINES OF CREDIT

As of June 30, 2010, the Bank had unused lines of credit to purchase federal funds from unrelated banks totaling $12.0 million.  There were no balances outstanding related to any of these lines of credit as of June 30, 2010.  These lines of credit are available on a one to 14 day basis for general corporate purposes.  In addition to these credit lines, unused credit availability at the Federal Home Loan Bank amounted to $180.3 million at June 30, 2010.  In addition, we maintain a line of credit with the Federal Reserve Bank of $15.1 million secured by current loans in our loan portfolio.

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

Restrictions on Dividends - South Carolina banking regulations restrict the amount of dividends that can be paid to shareholders.  A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina State Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination.  The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends.  In addition, under the Federal Deposit Insurance Corporation Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.  Under Federal Reserve Board regulations, the amounts of loans or advances from the Bank to the parent company are also restricted. While the MOU remains in place, we may not pay dividends without the prior written consent of the regulators.

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

The following table sets forth the unused commitments to extend credit and standby letters of credit at June 30, 2010:

Amount
Commitments to extend credit	$25,329,423
Standby letters of credit	196,941
Total	$25,526,364

NOTE 21 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $150,747 and $146,118 for the periods ended June 30, 2010 and 2009, respectively.  At June 30, 2010, the ESOP has outstanding loans amounting to $1,750,000.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended June 30, 2010 and December 31, 2009:

	2010	2009
Balance, beginning of year	178,069	203,308
New share purchases	15,042	18,701
Shares released to participants	(1,967)	(330)
Shares allocated to participants	—	(43,610)
Balance, end of period	191,144	178,069

NOTE 22 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank may make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were $62,792 and $60,502, for the six months ended June 30, 2010 and 2009, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  There was $196,268 expense related to the plan for the six months ended June 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2010 compared to December 31, 2009 and the results of operations for the six and three months ended June 30, 2010 compared to the six and three months ended June 30, 2009. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2009 Annual Report on Form 10-K.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  For more than two years, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the six and three months ended June 30, 2010 as compared to the six and three months ended June 30, 2009 and also analyzes our financial condition as of June 30, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2010.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than two years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 15 to 25 basis points fee (annualized), according to the institution’s risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place; and

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012.  Issuers electing to participate would pay a 75 basis point fee for the guarantee.

•                  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA.  Among other things, the Financial Stability Plan includes:

•                  A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the CPP;

•                  A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•                  A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

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

•                  On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund.  Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending.  As proposed, only small- and medium-sized banks would qualify to participate in the program.

•                  On July 21, 2010, the U.S. President signed into a law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S.  U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months which will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.

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

Results of Operations

Income Statement Review

Summary

Six months ended June 30, 2010 and 2009

Our net loss was approximately $9.7 million for the six months ended June 30, 2010 compared to net loss of approximately $4.1 million for the same period in 2009. Net loss before income tax benefit was $9.7 million for the six months ended June 30, 2010 compared to net loss before income tax benefit of $6.2 million for the six months ended June 30, 2009.  The $3.4 million increase in net loss before income tax benefit resulted primarily from increases in our provision for loan losses of $2.1 million and noninterest expense of $2.1 million and a decrease of $1.0 million in noninterest income offset by an increase of $1.8 million in net interest income before provision for loan losses.

Three months ended June 30, 2010 and 2009

Our net loss was approximately $7.9 million and $3.5 million for the three months ended June 30, 2010 and 2009, respectively. Net loss before income tax benefit was $7.9 million and $5.3 million for the three months ended June 30, 2010 and 2009, respectively.  The $2.6 million increase in net loss before income tax benefit resulted primarily from increases in our provisions for loan losses of $680,000 and noninterest expense of $1.6 million and a $1.4 million decrease in noninterest income offset by an increase of $1.0 million in net interest income before provision for loan losses.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the six months ended June 30, 2010, our loan portfolio decreased $20.5 million from the year-end balance.  We anticipate the growth in loans will drive the growth in assets and the growth in net interest income once economic conditions improve.  However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At June 30, 2010, loans represented 79.6% of total assets, while securities and federal funds sold represented 12.2% of total assets.  While we plan to continue our focus on selectively increasing our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

At June 30, 2010, retail deposits represented $409.7 million, or 74.5% of total funding, which includes total deposits plus borrowings.  Borrowings represented $45.2 million, or 8.2% of total funding, and wholesale deposits represented $95.4 million, or 17.3% of total funding.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  Although we anticipate that our full service banking offices will assist us in meeting these objectives, we believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Despite difficult economic conditions, net interest income increased $1.8 million as the result of a decrease in total interest expense of $2.6 million, which offset a decline in loan revenue as compared to the prior period.  Our net interest income for the period ended June 30, 2010 increased in part because we had more interest-bearing liabilities reprice at a lower rate than interest-earning assets.  For the six months ended June 30, 2010 and 2009, average interest-earning assets exceeded average interest-bearing liabilities by $11.6 million and $14.3 million, respectively.

The impact of the Federal Reserve’s interest rate cuts since August 2007 continue to result in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin increased during the six months ended June 30, 2010 when compared to the same period in 2009, as a result of the Bank having a higher volume of interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the six months ended June 30, 2010 and 2009 were 2.80% and 2.20%, respectively.  Net interest income increased from $8.0 million for the six months ended June 30, 2009 to $9.9 million for the same period ended June 30, 2010, or 22.9%.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the six and three months ended June 30, 2010 and 2009.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Six Months Ended June 30, 2010 and 2009

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the six months ended June 30, 2010 and 2009, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing cash balances	$2,062	$1	0.09%	$2,976	$2	0.14%
Federal funds sold	22,275	37	0.34%	3,630	4	0.23%
Taxable investment securities	206,905	4,190	4.08%	259,379	4,901	3.81%
Non-taxable investment securities	1,894	38	4.02%	4,862	96	3.97%
Loans receivable(2)	479,441	12,425	5.23%	466,127	12,486	5.40%
Total earning assets	712,577	16,691	4.72%	736,974	17,489	4.79%

Nonearning assets:
Cash and due from banks	5,719			14,816
Mortgages held for sale	332			1,348
Premises and equipment, net	19,521			19,245
Other assets	32,219			25,085
Allowance for loan losses	(11,653)			(8,220)
Total nonearning assets	46,138			52,274
Total assets	$758,715			$789,248

Interest-bearing liabilities:
Interest bearing transaction accounts	$29,304	154	1.06%	$44,550	395	1.79%
Savings & money market	243,034	1,697	1.41%	189,718	1,601	1.70%
Time deposits less than $100,000	194,752	1,870	1.94%	220,259	3,498	3.20%
Time deposits greater than $100,000	105,945	1,305	2.48%	95,944	1,786	3.75%
Securities sold under repurchase agreements	41,182	413	2.02%	58,552	539	1.85%
Advances from FHLB	70,348	974	2.79%	96,413	1,189	2.49%
Junior subordinated debentures	14,434	357	4.98%	14,434	406	5.68%
ESOP borrowings	1,967	38	3.87%	2,556	29	2.29%
Federal funds purchased	30	—	0.51%	199	1	1.14%
Other borrowings	—	—	—%	89	2	3.87%
Total interest-bearing liabilities	700,996	6,808	1.96%	722,714	9,446	2.64%
Noninterest-bearing liabilities:
Demand deposits	15,159			11,890
Other liabilities	4,534			4,859
Shareholders’ equity	38,026			49,785

Total liabilities and shareholders’ equity	$758,715			$789,248
Net interest income		$9,883			$8,043
Net interest spread			2.76%			2.15%
Net interest margin			2.80%			2.20%

(1)           Annualized for the six month period.

(2)           Includes nonaccruing loans.

The net interest spread and net interest margin increased during the six months ended June 30, 2010 primarily as a result of the Bank having more interest-earning liabilities than interest-bearing assets that repriced as market rates began to decrease to a lower rate over the period.  Net interest income, the largest component of our income, was $9.9 million and $8.0 million for the six months ended June 30, 2010 and June 30, 2009, respectively.  The $1.9 million increase in net interest income for the six months ended June 30, 2010 compared to the same period in 2009 resulted from a $798,000 decrease in interest income and a $2.6 million decrease in interest expense.

Interest income for the six months ended June 30, 2010 was $16.7 million, consisting of $12.4 million on loans, $4.2 million on investments, and $38,000 on federal funds sold and interest bearing balances.  Interest income for the six months ended June 30, 2009 was $17.5 million, consisting of $12.5 million on loans, $5.0 million on investments, and $6,000 on federal funds sold and interest bearing balances.  Interest and fees on loans represented 74.4% and 71.4% of total interest income for the six months ended June 30, 2010 and 2009, respectively. Income from investments, federal funds sold and interest bearing balances represented 25.6% and 28.6% of total interest income for the six months ended June 30, 2010 and 2009, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 67.3% and 63.2% of average interest-earning assets for the six months ended June 30, 2010 and 2009, respectively.  During the six months ended June 30, 2010, average earning assets were lower by $24.4 million than for the same period in 2009.

Interest expense for the six months ended June 30, 2010 was $6.8 million, consisting of $5.0 million related to deposits, $413,000 related to securities sold under a repurchase agreement, $357,000 related to junior subordinated debentures, $974,000 related to advances from the FHLB and $38,000 related to other borrowings and federal funds purchased.  Interest expense for the six months ended June 30, 2009 was $9.4 million, consisting of $7.3 million related to deposits, $539,000 related to securities sold under a repurchase agreement, $406,000 related to junior subordinated debentures, $1.2 million related to advances from the FHLB and $32,000 related to other borrowings and federal funds purchased.  Interest expense on deposits for the six months ended June 30, 2010 and 2009 represented 73.8% and 77.1% of total interest expense, respectively, while interest expense on borrowings represented 26.2% and 22.9%, respectively, of total interest expense.  During the six months ended June 30, 2010, average interest-bearing liabilities were lower by $21.7 million than for the same period in 2009.

Our net interest spread was 2.76% for the six months ended June 30, 2010, compared to 2.15% for the six months ended June 30, 2009.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the six months ended June 30, 2010 was 2.80%, compared to 2.20% for the six months ended June 30, 2009. For the second quarter of 2010, interest-earning assets averaged $712.6 million compared to $737.0 million in the same quarter of 2009.  During the same periods, average interest-bearing liabilities were $701.0 million and $722.7 million, respectively.

Three Months Ended June 30, 2010 and 2009

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended June 30, 2010 and 2009, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended June 30, 2010			For the Three Months Ended June 30, 2009
	Average Balance	Income/ Expense	Yield/ Rate(3)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing cash balances	$3,173	$1	0.10%	$4,519	$1	0.12%
Federal funds sold	28,664	25	0.35%	—	1	—%
Taxable investment securities	181,359	1,702	3.76%	279,255	1,924	2.76%
Non-taxable investment securities	1,561	15	3.99%	4,556	45	3.97%
Loans receivable(4)	474,458	6,102	5.16%	467,975	6,349	5.44%
Total earning assets	689,215	7,845	4.57%	756,305	8,320	4.41%

Nonearning assets:
Cash and due from banks	7,048			18,753
Mortgages held for sale	312			1,694
Premises and equipment, net	19,981			19,136
Other assets	32,443			26,329
Allowance for loan losses	(12,748)			(8,549)
Total nonearning assets	47,036			57,363
Total assets	$736,251			$813,668

Interest-bearing liabilities:
Interest bearing transaction accounts	$28,929	72	0.99%	$43,625	196	1.80%
Savings & money market	239,967	794	1.33%	195,226	835	1.72%
Time deposits less than $100,000	189,081	794	1.69%	218,047	1,608	2.96%
Time deposits greater than $100,000	107,884	634	2.36%	101,149	902	3.58%
Securities sold under repurchase agreements	30,207	198	2.63%	72,500	296	1.64%
Advances from FHLB	67,506	461	2.74%	100,800	610	2.43%
Junior subordinated debentures	14,434	181	5.02%	14,434	202	5.61%
ESOP borrowings	1,824	21	4.56%	2,524	14	2.28%
Federal funds purchased	11	—	0.97%	22	—	1.78%
Total interest-bearing liabilities	679,843	3,155	1.86%	748,327	4,663	2.50%

Noninterest-bearing liabilities:
Demand deposits	15,148			12,382
Other liabilities	4,606			4,927
Shareholders’ equity	36,654			48,032

Total liabilities and shareholders’ equity	$736,251			$813,668
Net interest income		$4,690			$3,657
Net interest spread			2.71%			1.91%
Net interest margin			2.73%			1.94%

(3)           Annualized for the three month period.

(4)           Includes nonaccruing loans

The net interest spread and net interest margin increased during the three months ended June 30, 2010 primarily as a result of the Bank having a higher volume of interest-earning liabilities than interest-bearing assets that repriced as market rates began to decrease to a lower rate over the period.  Net interest income, the largest component of our income, was $4.7 million and $3.7 million for the three months ended June 30, 2010 and June 30, 2009, respectively.  The increase of $1.0 million resulted from a $1.5 million decrease in interest expense offset by a $475,000 decrease in interest income.

Interest income for the three months ended June 30, 2010 was $7.8 million, consisting of $6.1 million on loans, $1.7 million on investments and interest bearing balances, and $26,000 on federal funds sold and interest bearing liabilities.  Interest income for the three months ended June 30, 2009 was $8.3 million, consisting of $6.3 million on loans, $2.0 million on investments, and $2,000 on federal funds sold and interest bearing balances.  Interest and fees on loans represented 77.8% and 76.3% of total interest income for the three months ended June 30, 2010 and 2009, respectively.  Income from investments, federal funds sold, and interest bearing balances represented 22.2% and 23.7% of total interest income for the three months ended June 30, 2010 and 2009, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 68.8% and 61.9% of average interest-earning assets for the three months ended June 30, 2010 and 2009, respectively.

Interest expense for the three months ended June 30, 2010 was $3.2 million, consisting of $2.3 million related to deposits, $198,000 related to securities sold under repurchase agreements, $181,000 related to junior subordinated debentures, $461,000 related to Federal Home Loan Bank (“FHLB”) advances, and $21,000 related to ESOP borrowings.  Interest expense for the three months ended June 30, 2009 was $4.7 million, consisting of $3.5 million related to deposits, $296,000 related to securities sold under repurchase agreements, $202,000 related to junior subordinated debentures, $610,000 related to FHLB advances, and $14,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended June 30, 2010 and 2009 represented 72.7% and 75.9%, respectively, of total interest expense, while interest expense on other liabilities represented 27.3% and 24.1%, respectively, of total interest expense for the three months ended June 30, 2010 and 2009, respectively.

Our net interest spread was 2.71% for the three months ended June 30, 2010, compared to 1.91% for the three months ended June 30, 2009.  Our net interest margin for the three months ended June 30, 2010 was 2.73%, compared to 1.94% for the three months ended June 30, 2009.  During the second quarter of 2010, interest-earning assets averaged $689.2 million, compared to $756.3 million in the same quarter of 2009.  During the same periods, average interest-bearing liabilities were $679.8 million and $748.3 million, respectively.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Six Months Ended June 30, 2010 vs. June 30, 2009				Six Months Ended June 30, 2009 vs. June 30, 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$357	$(406)	$(12)	$(61)	$1,777	$(2,723)	$(351)	$(1,297)
Taxable investment securities	(992)	351	(71)	(712)	4,971	(850)	(1,702)	2,419
Non-taxable investment securities	(58)	1	(1)	(58)	(53)	—	—	(53)
Federal funds sold	21	2	10	33	(148)	(169)	132	(185)
Interest bearing cash balances	(1)	(1)	1	(1)	54	(2)	(52)	—
Total interest income	(673)	(53)	(73)	(799)	6,601	(3,744)	(1,973)	884

Interest expense
Deposits	298	(2,452)	(101)	(2,255)	2,333	(2,769)	(762)	(1,198)
Junior subordinated debentures	—	(50)	—	(50)	163	6	4	173
Advances from FHLB	(321)	147	(40)	(214)	1,481	(220)	(608)	653
Securities sold under repurchase agreements	(160)	48	(14)	(126)	452	(342)	(234)	(124)
Federal funds purchased	(1)	(1)	1	(1)	(1)	(5)	1	(5)
ESOP borrowings	(6)	20	(5)	9	(7)	(34)	3	(38)
Other borrowings	(2)	(2)	2	(2)	—	—	2	2
Total interest expense	(192)	(2,290)	(157)	(2,639)	4,421	(3,364)	(1,594)	(537)

Net interest income	$(481)	$2,237	$84	$1,840	$2,180	$(380)	$(379)	$1,421

	Three Months Ended June 30, 2010 vs. June 30, 2009				Three Months Ended June 30, 2009 vs. June 30, 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$88	$(331)	$(5)	$(248)	$727	$(952)	$(104)	$(329)
Taxable investment securities	(675)	696	(244)	(223)	2,660	(678)	(1,372)	610
Non-taxable investment securities	(30)	—	—	(30)	(26)	1	—	(25)
Federal funds sold	—	—	25	25	(125)	—	—	(125)
Interest bearing cash balances	—	—	—	—	34	(1)	(33)	—
Total interest income	(617)	365	(224)	(476)	3,270	(1,630)	(1,509)	131

Interest expense
Deposits	50	(1,279)	(18)	(1,247)	865	(1,209)	(252)	(596)
Junior subordinated debentures	—	(21)	—	(21)	67	18	12	97
Advances from FHLB	(202)	79	(26)	(149)	790	(109)	(332)	349
Securities sold under repurchase agreements	(172)	179	(105)	(98)	385	(149)	(212)	24
ESOP borrowings	(4)	14	(4)	6	(3)	(13)	1	(15)
Total interest expense	(328)	(1,028)	(153)	(1,509)	2,104	(1,462)	(783)	(141)

Net interest income	$(289)	$1,393	$(71)	$1,033	$1,166	$(168)	$(726)	$272

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Balance Sheet Review — Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Six Months Ended June 30, 2010 and 2009

Included in the statement of operations for the six months ended June 30, 2010 and 2009 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $9.8 million and $7.6 million, respectively.  The increase in the allowance for the six months ended June 30, 2010 relates to our decision to increase the allowance to accommodate charge offs to certain loans and further increase the total allowance in response to the deteriorating credit environment as evidenced by the increasing level of nonperforming assets.  The allowance for loan losses was approximately $14.8 million and $9.6 million as of June 30, 2010 and 2009, respectively. The allowance for loan losses as a percentage of gross loans was 3.18% at June 30, 2010 and 2.04% at June 30, 2009. At June 30, 2010, we had 86 nonperforming loans totaling approximately $27.7 million. Gross charge offs amounted to approximately $5.1 million and $5.6 million for the six months ended June 30, 2010 and 2009, respectively.

Three Months Ended June 30, 2010 and 2009

Included in the statement of operations for the three months ended June 30, 2010 and 2009 is a noncash expense related to the provision for loan losses of $6.2 million and $5.5 million, respectively. The increase in the allowance for the three months ended June 30, 2010 relates to our decision to increase the allowance to accommodate charge offs to certain loans and to further increase the total allowance in response to the deteriorating credit environment as stated above.

Noninterest Income (loss)

The following table sets forth information related to our noninterest income (loss) during the six and three months ended June 30, 2010 and 2009:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)
Service fees on deposit accounts	$23	$20	$12	$11
Residential mortgage origination fees	114	229	53	164
Origination income on mortgage loans sold	10	32	5	21
Gain on sale of investment securities	1,347	591	1,208	284
Gain (loss) on sale of real estate, other real estate owned and repossessed assets	(112)	—	(112)	39
Other service fees and commissions	261	270	130	137
Loss on extinguishment of debt	(1,620)	—	(2,020)	—
Bank owned life insurance	274	253	140	128
Impairment on nonmarketable equity securities	—	(76)	—	(2)
Other	34	22	22	15
Total noninterest income (loss)	$331	$1,341	$(562)	$797

Six Months Ended June 30, 2010 and 2009

Noninterest income for the six months ended June 30, 2010 was $331,000, a decrease of $1.0 million, compared to noninterest income of $1.3 million during the same period in 2009.  The change was primarily attributable to losses on the extinguishment of outstanding liabilities despite the increases in the gain on sale of investment securities during the second quarter of 2010.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination fees were $114,000 and $229,000 for the six months ended June

30, 2010 and 2009, respectively.  The decrease of $115,000 in 2010 related primarily to a decline in volume in the mortgage department during the first half of 2010.  We received $10,000 of origination income on mortgage loans sold for the six months ended June 30, 2010 compared to $32,000 for the same period in 2009.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Service fees on deposit accounts were $23,000 and $20,000 for the six months ended June 30, 2010 and 2009, respectively. The additional $3,000 of income resulted from the larger number of customer accounts.  Similarly, other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions decreased $9,000 to $261,000 for the six months ended June 30, 2010 when compared to the same period in 2009.

An additional $21,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the six months ended June 30, 2010 when compared to the same period in 2009. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $34,000 and $22,000 for the six months ended June 30, 2010 and 2009, respectively.

Three Months Ended June 30, 2010 and 2009

Noninterest loss for the three months ended June 30, 2010 was $562,000 compared to noninterest income of $797,000 during the same period in 2009. For the three months ended June 30, 2010, the decrease was primarily attributable to the $2.0 million loss on extinguishment of outstanding liabilities partially offset by the $1.2 million in gain on sale of investment securities during the second quarter of 2010 in comparison to the $284,000 for the same period in 2009.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $53,000 and $164,000 for the three months ended June 30, 2010 and 2009, respectively.  The decrease of $111,000 related primarily to a decrease in origination volume in the mortgage department during the second quarter of 2010.  We received $5,000 of origination income on mortgage loans sold for the three months ended June 30, 2010 compared to $21,000 for the same period in 2009.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Service fees on deposit accounts were $12,000 and $11,000 for the three months ended June 30, 2010 and 2009, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions decreased $7,000 to $130,000 for the three months ended June 30, 2010, when compared to the same period in 2009.

An additional $12,000 in noninterest income was primarily attributable to an increase in the cash surrender value of bank owned life insurance for the three months ended June 30, 2010 when compared to the same period in 2009. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $22,000 and $15,000 for the three months ended June 30, 2010 and 2009, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the six and three months ended June 30, 2010 and 2009:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Salaries and benefits	$3,959	$4,017	$1,920	$2,046
Occupancy	821	781	414	396
Furniture and equipment expense	446	429	235	213
Professional fees	795	703	434	397
Advertising and marketing	703	195	513	119
Insurance	125	108	52	49
FDIC Assessment	708	755	347	515
Data processing and related costs	277	258	141	132
Telephone	95	97	49	49
Postage	21	9	10	5
Office supplies, stationery and printing	52	54	27	25
Other real estate owned expense	1,478	172	1,278	82
Other loan related expense	131	143	89	75
Other	513	291	373	150
Total noninterest expense	$10,124	$8,012	$5,882	$4,253

Six Months Ended June 30, 2010 and 2009

We incurred noninterest expense of $10.1 million for the six months ended June 30, 2010 compared to $8.0 million for the six months ended June 30, 2009.  The $1.3 million increase in other real estate owned expense accounted for 61.3% of the $2.1 million increase in noninterest expense for the six months ended June 30, 2010 compared to the same period in 2009. Of the $1.5 million expenses related to other real estate owned, $1.1 million was related to the reduction in carrying value of properties in other real estate owned. The remaining increase resulted primarily from increases of $508,000 in marketing costs, $91,000 in professional fees, $40,000 in occupancy expense, $17,000 in furniture and equipment expense, $19,000 in data processing and related costs, $11,000 in postage expense, $17,000 in insurance costs, and $222,000 in other expenses offset by a decrease of $58,000 in salaries and benefits, $2,000 in telecommunications expense, $47,000 in the FDIC assessment and $2,000 in office supplies, stationery and printing costs.  Included in the $703,000 marketing and advertising costs was a one time expense of $335,000 related to the stock offering withdrawn in the second quarter.

Salaries and employee benefits expense was $4.0 million for both the six months ended June 30, 2010 and 2009, respectively.  These expenses represented 39.1% and 50.1% of our total noninterest expense for the six months ended June 30, 2010 and 2009, respectively.  The $58,000 decrease in salaries and employees benefits expense in 2010 compared to 2009 resulted from the net effect of increases of $54,000 in higher benefits cost, $4,000 in additional incentive compensation, and $82,000 in base compensation offset by a decrease of $197,000 in stock based compensation related to the employees and directors voluntary forfeiture of all stock options outstanding.

Data processing and related costs increased $19,000, or 7.4%, for the six months ended June 30, 2010 compared to the same period in 2009.  These expenses were $277,000 and $258,000 for the six months ended June 30, 2010 and 2009, respectively.  During the six months ended June 30, 2010, our data processing costs for our core processing system were $249,000 compared to $204,000 for the six months ended June 30, 2009.

Three Months Ended June 30, 2010 and 2009

We incurred noninterest expense of approximately $5.9 million for the three months ended June 30, 2010 compared to $4.3 million for the three months ended June 30, 2009.  The $1.2 million and $393,000 increase in other real estate owned expenses and marketing and related costs, respectively, accounted primarily for the increase in noninterest expense for the three months ended June 30, 2010 compared to the same period in 2009. Of the $1.3 million expenses related to other real estate owned, $1.1 million was related to the reduction in carrying value of properties in other real estate owned.  Marketing and related costs increased as a result of advertising related to attracting new retail deposits.  The remaining increase resulted primarily from increases of $37,000 in professional fees, $22,000 in furniture and equipment expense, $18,000 in occupancy expense, $9,000 in data processing costs, $4,000 in insurance costs, $4,000 in postage, $2,000 in office supplies, stationery and printing costs and $223,000 in other expenses offset by a decrease of $168,000 in FDIC insurance and $126,000 in salaries and benefits. Included in the $513,000 marketing and advertising costs was a one time expense of $335,000 related to the stock offering withdrawn in the second quarter.

Salaries and employee benefits expense was approximately $1.9 million and $2.0 million for the three months ended June 30, 2010 and 2009.  These expenses represented 32.6% and 48.1% of our total noninterest expense for the three months ended June 30, 2010 and 2009, respectively.  The $126,000 decrease in salaries and employee benefits expense resulted from the net effect of increases of $17,000 in higher benefits cost and $4,000 in additional incentive compensation offset by a decrease of $18,000 in base compensation and $128,000 in stock based compensation.

Data processing and related costs increased approximately $9,000, or 6.8%, for the three months ended June 30, 2010 compared to the same period in 2009.  These expenses were $141,000 and $132,000 for the three months ended June 30, 2010 and 2009, respectively.  During the three months ended June 30, 2010, our data processing costs for our core processing system were $128,000 compared to $109,000 for the three months ended June 30, 2009.

Income Tax Expense

Six Months Ended June 30, 2010 and 2009

Our lack of income tax expense or benefit for June 30, 2010 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded and currently compared to income tax benefit of $2.1 million for the six months ended June 30, 2009.  Income taxes are based on effective tax rates of 34.0% for the six months ended June 30, 2009.

Three Months Ended June 30, 2010 and 2009

For June 30, 2010, there was no income tax expense or benefit, reflective of establishing a valuation allowance for deferred tax assets previously recorded and currently determined, compared to income tax benefit of $1.8 million for the three months ended June 30, 2009.  Income tax was based on effective tax rates of 34.0% for the three months ended June 30, 2009.  Management has determined that is more likely than not that the deferred tax asset related to continuing operations at June 30, 2010 will not be realized, and accordingly, has established a valuation allowance.

Balance Sheet Review

General

At June 30, 2010, we had total assets of $584.5 million, consisting principally of $450.2 million in net loans, $38.0 million in investment securities, $20.7 million in net premises, furniture and equipment, $27.7 million in federal funds sold and $8.2 million in cash and due from banks.  Our liabilities at June 30, 2010 totaled $554.0 million, consisting principally of $505.2 million in deposits, $20.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $9.0 million in FHLB advances and $1.8 million in borrowings related to the ESOP.  At June 30, 2010, our shareholders’ equity was $30.5 million.

During the quarter ended June 30, 2010, the Company executed on its plan to reduce its overall risk profile. Specifically, the goals were to reduce the overall size of the balance sheet, increase our reserves for credit exposure, reduce our dependence on brokered deposits and wholesale funding, position the Company to return to profitability and strengthen the Company and Bank’s capital ratios over the coming periods. As part of the execution of the plan, $184.9 million of investment securities available for sale were sold recognizing a gain of $1.2 million. These gains were used to partially offset the loss of $2.0 million recognized in the extinguishment of $91.0 million of wholesale borrowings.

Federal Funds Sold

At June 30, 2010, our $27.7 million in short-term investments in federal funds sold on an overnight basis comprised 4.7% of total assets, compared to $12.5 million, or 1.6% of total assets, at December 31, 2009.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions in light of the current economic environment.

Investments

At June 30, 2010, the $38.0 million in our available-for-sale investment securities portfolio represented approximately 6.5% of our total assets compared to $229.8 million, or 29.6% of total assets, at December 31, 2009.  At June 30, 2010, we held U.S. government agency securities, government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $38.0 million and an amortized cost of $37.5 million for a net unrealized gain of $514,000. We utilize the investment portfolio to provide additional income and to absorb liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio to total assets and extinguishing additional wholesale funding liabilities.

Contractual maturities and yields on our investments at June 30, 2010 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale:
Government- sponsored enterprises	$—	—%	$—	—%	7,054	4.16%	$—	—%	7,054	4.16%
Mortgage-backed securities	884	(0.32)%	—	—%	—	—%	30,038	4.19%	30,922	4.06%
Total	$884	(0.32)%	$—	—%	$7,054	4.16%	$30,038	4.19%	$37,976	4.08%

At June 30, 2010, our investments included government sponsored enterprises, which consist of securities issued by the Federal Home Loan Mortgage Corporation with amortized costs of approximately $7.0 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $28.4 million, $1.2 million and $889,000 respectively.

At June 30, 2010, the fair value of investments issued by the Federal Home Loan Mortgage Corporation was approximately $7.1 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $28.8 million, $1.2 million and $884,000, respectively.

Other nonmarketable equity securities at June 30, 2010 consisted of FHLB stock with a cost of $5.9 million, and other investments of $28,750.

The amortized costs and the fair value of our investments at June 30, 2010 and December 31, 2009 are shown in the following table.

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$7,000	$7,054	$89,774	$88,613
Mortgage-backed securities	30,462	30,922	134,535	133,898
Municipals	—	—	7,319	7,276
Total	$37,462	$37,976	$231,628	$229,787

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the six months ended June 30, 2010 were $479.4 million compared to $472.0 million for the twelve months ended December 31, 2009.  Gross loans outstanding at June 30, 2010 and December 31, 2009 were $465.0 million and $485.6 million, respectively.

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

The following table summarizes the composition of our loan portfolio at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$24,504	5.3%	$26,687	5.5%

Real Estate
Mortgage	334,691	72.0%	335,831	69.2%
Construction	102,056	21.9%	118,183	24.3%
Total real estate	436,747	93.9%	454,014	93.5%

Consumer
Consumer	4,338	0.9%	4,985	1.0%

Deferred origination fees, net	(572)	(0.1)%	(131)	(0.0)%

Total gross loans, net of deferred fees	465,017	100.0%	485,555	100.0%
Less — allowance for loan losses	(14,781)		(10,048)
Total loans, net	$450,236		$475,507

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2010:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$12,411	$11,188	$905	$24,504
Real estate	186,109	202,300	48,338	436,747
Consumer	1,421	2,501	416	4,338
Deferred origination fees, net	(506)	(72)	6	(572)
Total gross loans, net of deferred fees	$199,435	$215,917	$49,665	$465,017

Gross loans maturing after one year with:
Fixed interest rates				$144,681
Floating interest rates				120,967
Total				$265,648

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

After risk grading each loan, we then use fourteen qualitative factors to analyze the trends in the portfolio.  These fourteen factors include both internal and external factors.  The internal factors considered are the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current nonaccrual and problem loan trends, the quality of our loan review system, policy exceptions, value of underlying collateral and other factors which include insurance shortfalls, loan fraud and unpaid tax risk.  The external factors considered are regulatory and legal factors and the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources.  A quantitative value is assigned to each of the fourteen internal and external factors, which, when added together, creates a net qualitative weight.  The net qualitative weight is then added to the minimum loss ratio.  Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio.  As a result, an increased loss ratio will result in a higher allowance for loan loss.  For example, as general economic and business conditions decline, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant).  Similarly, positive trends in the loan portfolio, such as improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight (assuming all other qualitative factors remain constant).  These factors are reviewed and updated by the Bank’s Senior Risk Committee on a quarterly basis to arrive at a consensus for our qualitative adjustments.

During the quarter ended June 30, 2010, we performed an extensive collateral analysis of the highest risk segments of our portfolio and determined based on this analysis that our exposure to continuing declines in collateral values necessitated an increase in our reserves for credit losses. Accordingly our provisions for loan losses in the second quarter amounted to $6.2 million, bringing the total year to date provision to $9.8 million. Meanwhile, gross charge-offs for the six months ended June 30, 2010 amounted to $5.1 million compared to $5.6 million at June 30, 2009.

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2010 and 2009.

	2010	2009
	(dollars in thousands)
Balance, beginning of year	$10,048	$7,635
Charge offs, Commercial and Industrial	(277)	(1,131)
Charge offs, Real Estate Mortgage	(2,360)	(1,731)
Charge offs, Real Estate Construction	(2,174)	(2,778)
Charge offs, Consumer	(306)	(5)
Recoveries, Commercial and Industrial	12	—
Recoveries, Real Estate Mortgage	83	10
Recoveries, Real Estate Construction	2	—
Recoveries, Consumer	3	1
Provision for loan losses	9,750	7,605
Balance, end of period	$14,781	$9,606

Total loans outstanding at end of period	$465,017	$471,308
Allowance for loan losses to gross loans	3.18%	2.04%
Net charge-offs to average loans	0.48%	1.21%

Nonperforming Assets

The following table sets forth our nonperforming assets at June 30, 2010 and December 31, 2009:

	2010	2009
	(dollars in thousands)
Nonaccrual loans	$27,705	$21,295
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	—	—
Total impaired loans	27,705	21,295
Other real estate owned	12,213	6,865
Total nonperforming assets	$39,918	$28,160

Nonperforming assets to total assets	6.83%	3.63%

We had 86 nonperforming loans at June 30, 2010, totaling $27.7 million and 67 nonperforming loans totaling $21.3 million at December 31, 2009, all of which were considered impaired.  Of this amount it is anticipated that 74 loans totaling approximately $25.4 million will move to other real estate owned through foreclosure or through our acceptance of a deed in lieu of foreclosure.  An additional four loans amounting to approximately $1.1 million are expected to be paid in full, and three loans totaling approximately $501,000 will be refinanced either through us or elsewhere.  At June 30, 2010 and December 31, 2009, the allowance for loan losses was $14.8 million and $10.0 million, respectively, or 3.18% and 2.07%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at June 30, 2010 are $16.0 million in real estate construction properties, representing approximately 57.9% of our nonperforming loan total.  In addition, nonperforming loans included $11.2 million in real estate mortgage properties and $476,000 in commercial and industrial loans, representing approximately 40.3% and 1.7% of the nonperforming loan total, respectively. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of June 30, 2010, we had 88 loans with a current principal balance of $39.5 million on the watch list compared to 70 loans with a current principal balance of $37.2 million at December 31, 2009.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $14.7 million at June 30, 2010, compared to $10.1 million at December 31, 2009.  At June 30, 2010, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended June 30, 2010 and December 31, 2009, we received approximately $150,000 and $709,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status.  In addition, we held approximately $12.2 million and $6.9 million in other real estate owned at the periods ended June 30, 2010 and December 31, 2009, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to reduce a portion of money market and certificates of deposits that are obtained outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for similar deposit products in our local market.  We also utilize wholesale deposits in certain instances to obtain deposits with more favorable maturities than are readily available in our local market.  We anticipate that the ratio of wholesale deposits to total deposits will decline as our full service banking offices mature.  The amount of wholesale deposits was $95.4 million, or 18.9% of total deposits, at June 30, 2010, and $189.9 million, or 32.1% of total deposits, at December 31, 2009. The decrease in brokered deposits was a strategic decision made by management to reduce the overall risk profile of the Company and Bank.

We anticipate being able to either renew or replace these out-of-market deposits when they mature, although we may not be able to replace them with deposits with the same terms or rates.  Our loan-to-deposit ratio was 92.1% and 82.1% at June 30, 2010 and December 31, 2009, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2010 and the year ended December 31, 2009.

	June 30, 2010		December 31, 2009
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$15,159	—%	$12,516	—%
Interest bearing demand deposits	29,304	1.06%	40,761	1.58%
Savings and money market accounts money	243,034	1.41%	197,356	1.70%
Time deposits less than $100,000	194,752	1.94%	214,135	2.85%
Time deposits greater than $100,000	105,945	2.48%	97,918	3.31%
Total deposits	$588,194	1.72%	$562,686	2.37%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Three months or less	$23,210	$21,620
Over three through six months	33,804	44,829
Over six though twelve months	62,067	34,826
Over twelve months	10,778	4,700
Total	$129,859	$105,975

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the six months ended June 30, 2010 and the year ended December 31, 2009, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the six months ended June 30, 2010:
Securities sold under agreement to repurchase	$20,000	3.76%	$60,000	$41,182	2.02%
Advances from FHLB	9,000	3.96%	85,000	70,348	2.79%
Junior subordinated debentures	14,434	4.99%	14,434	14,434	4.98%
ESOP borrowings	1,750	4.50%	2,300	1,967	3.87%
Federal funds purchased	—	—%	—	30	0.51%

At or for the year ended December 31, 2009:
Securities sold under agreement to repurchase	$60,000	1.55%	$72,500	$63,090	1.67%
Advances from FHLB	65,000	3.03%	100,800	91,075	2.55%
Junior subordinated debentures	14,434	4.97%	14,434	14,434	5.36%
ESOP borrowings	2,300	2.25%	2,600	2,480	2.29%
Federal funds purchased	—	—%	—	106	1.12%
Other borrowings	—	—%	—	45	3.99%

Capital Resources

Total shareholders’ equity was $30.5 million at June 30, 2010 and $38.9 million at December 31, 2009.  The difference is attributable to the amount of preferred stock dividend paid of $361,000, additional paid in capital related to the ESOP of $207,000, an increase in the guarantee of ESOP borrowings of $284,000, net of current year reductions, an increase of $1.5 million in the fair value of available-for-sale securities and stock-based compensation expense of $63,000, net of the loss of $9.7 million for the six month period ended June 30, 2010.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six months ended June 30, 2010 and the year ended December 31, 2009.

	June 30, 2010	December 31, 2009
Return on average assets	(2.57)%	(1.30)%
Return on average equity	(51.23)%	(20.85)%
Equity to assets ratio	5.01%	6.24%

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

The following table sets forth the company’s various capital ratios at June 30, 2010 and December 31, 2009.  For all periods, the company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

	June 30,	December 31,
Tidelands Bancshares, Inc.	2010	2009
Leverage ratio	5.46%	6.83%
Tier 1 risk-based capital ratio	8.57%	10.21%
Total risk-based capital ratio	10.77%	11.67%

The following table sets forth the Bank’s various capital ratios at June 30, 2010 and December 31, 2009.  For all periods, the Bank was considered “well capitalized.”

	June 30,	December 31,
Tidelands Bank	2010	2009
Leverage ratio	5.76%	6.59%
Tier 1 risk-based capital ratio	9.03%	9.84%
Total risk-based capital ratio	10.30%	11.10%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2010, unfunded commitments to extend credit were $25.3 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2010, there were commitments totaling approximately $197,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” and net interest income simulations.  Interest sensitivity gap is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.  Based upon the contractual maturities within a 12-month period shown in the interest sensitivity report at June 30, 2010, our balance sheet is liability sensitive without regards to prepayments.

Approximately 55.3% of our loans were variable rate loans at June 30, 2010 and 88.6% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.  However, `gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At June 30, 2010 and December 31, 2009, our liquid assets, which consist of cash and due from banks, amounted to $35.9 million and $15.0 million, or 6.1% and 1.9% of total assets, respectively.  Our available-for-sale securities at June 30, 2010 and December 31, 2009 amounted to $38.0 million and $229.8 million, or 6.50% and 29.6% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $32.3 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  In addition, we maintain two federal funds purchased lines of credit with correspondent banks totaling $12.0 million.  We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At June 30, 2010, we had $9.0 million in total advances and letters of credit from the FHLB with a remaining credit availability of $180.3 million and an excess lendable collateral value of approximately $21.1 million. In addition, we maintain a line of credit with the Federal Reserve Bank of $15.1 million secured by current loans in our loan portfolio.

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

The following table sets forth information regarding our rate sensitivity, as of June 30, 2010, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$27,665	$—	$—	$—	$27,665
Investment securities	2,175	5,905	11,169	18,727	37,976
Loans	266,801	54,058	117,326	26,832	465,017
Total interest-earning assets	$296,641	$59,963	$128,495	$45,559	$530,658

Interest-bearing liabilities:
Money market and NOW	$61,851	$—	$—	$—	$61,851
Regular savings	133,831	—	—	—	133,831
Time deposits	97,626	170,324	24,899	1,173	294,022
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	—	10,000	10,000	20,000
Advances from Federal Home Loan Bank	—	—	—	9,000	9,000
ESOP borrowings	1,750	—	—	—	1,750
Total interest-bearing liabilities	$303,306	$170,324	$34,899	$26,359	$534,888

Period gap	$(6,665)	$(110,361)	$93,596	$19,200	$(4,230)
Cumulative gap	$(6,665)	$(117,026)	$(23,430)	$(4,230)	$(4,230)

Ratio of cumulative gap to total earning assets	(1.26)%	(22.05)%	(4.42)%	(0.80)%	(0.80)%

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases of our common shares during the quarter ended June 30, 2010 by the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (the “ESOP”).

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2010	9,800	$3.86	9,800	N/A
February 2010	2,002	$3.54	2,002	N/A
March 2010	3,240	$2.78	3,240	N/A
April 2010	—	—	—	N/A
May 2010	—	—	—	N/A
June 2010	—	—	—	N/A
Total	15,042	$3.27	15,042	N/A

(1)   Open-market transactions by ESOP

(2)   The ESOP was established January 1, 2007 and does not have a fixed date of termination.

Item 6. Exhibits

3.1	Articles of Amendment dated April 12, 2010 (incorporated by reference to Exhibit 3.3 of the Company’s Form S-1/A filed on April 21, 2010).
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2010	By:	/s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Amendment dated April 12, 2010 (incorporated by reference to Exhibit 3.3 of the Company’s Form S-1/A filed on April 21, 2010).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.