Form 10-Q
period 2010-09-30
TIDELANDS BANCSHARES INC
filed 2010-11-12
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of November 12, 2010.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,529,140	$2,493,227
Federal funds sold	22,560,000	12,500,000
Total cash and cash equivalents	25,089,140	14,993,227

Securities available-for-sale	39,734,494	229,786,787
Nonmarketable equity securities	5,472,450	5,892,650
Total securities	45,206,944	235,679,437
Mortgage loans held for sale	1,970,147	617,000

Loans receivable	456,065,756	485,555,288
Less allowance for loan losses	11,664,589	10,048,015
Loans, net	444,401,167	475,507,273

Premises, furniture and equipment, net	21,746,629	18,802,701
Accrued interest receivable	1,806,002	3,283,931
Bank owned life insurance	14,273,547	13,856,165
Other real estate owned	9,876,760	6,865,461
Other assets	3,957,558	6,324,714
Total assets	$568,327,894	$775,929,909

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$15,033,692	$16,971,128
Interest-bearing transaction accounts	26,022,815	29,688,124
Savings and money market	142,131,513	237,589,561
Time deposits $100,000 and over	165,300,442	105,975,461
Other time deposits	122,920,174	201,324,905
Total deposits	471,408,636	591,549,179

Securities sold under agreements to repurchase	20,000,000	60,000,000
Advances from Federal Home Loan Bank	27,000,000	65,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,675,000	2,300,000
Accrued interest payable	1,486,617	1,359,861
Other liabilities	2,200,974	2,362,125
Total liabilities	538,205,227	737,005,165

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at September 30, 2010 and December 31, 2009	13,685,084	13,529,660
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at September 30, 2010 and December 31, 2009	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at September 30, 2010 and December 31, 2009	1,112,248	1,112,248
Unearned ESOP shares	(1,778,942)	(2,204,073)
Capital surplus	43,328,709	43,584,958
Retained deficit	(26,538,243)	(16,010,476)
Accumulated other comprehensive income (loss)	271,039	(1,130,345)
Total shareholders’ equity	30,122,667	38,924,744
Total liabilities and shareholders’ equity	$568,327,894	$775,929,909

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the nine and three months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$18,413,874	$19,056,283	$5,988,637	$6,569,765
Securities available for sale, taxable	4,542,503	7,366,988	352,740	2,465,727
Securities available for sale, non-taxable	37,723	126,248	—	30,591
Federal funds sold	59,612	15,006	22,186	10,877
Other interest income	980	2,557	101	501
Total interest income	23,054,692	26,567,082	6,363,664	9,077,461

Interest expense:
Time deposits $100,000 and over	2,028,284	2,537,520	723,157	751,583
Other deposits	4,998,246	7,841,867	1,277,599	2,347,486
Other borrowings	2,278,295	3,248,653	496,333	1,082,685
Total interest expense	9,304,825	13,628,040	2,497,089	4,181,754
Net interest income	13,749,867	12,939,042	3,866,575	4,895,707
Provision for loan losses	10,670,000	8,310,000	920,000	705,000
Net interest income after provision for loan losses	3,079,867	4,629,042	2,946,575	4,190,707

Noninterest income:
Service charges on deposit accounts	34,255	30,790	11,446	10,506
Residential mortgage origination income	172,622	333,937	48,531	72,528
Gain on sale of securities available for sale	1,741,539	1,280,656	394,408	689,972
Loss on sale of other real estate owned and other assets	(222,020)	(15,453)	(109,706)	(15,218)
Other service fees and commissions	411,253	403,360	150,207	133,050
Increase in cash surrender value of BOLI	417,382	384,623	143,930	132,005
Loss on extinguishment of debt	(1,619,771)	—	—	—
Impairment on nonmarketable equity securities	—	(76,640)	—	—
Other	44,248	27,479	9,868	5,057
Total noninterest income	979,508	2,368,752	648,684	1,027,900

Noninterest expense:
Salaries and employee benefits	5,695,655	6,482,055	1,736,371	2,465,383
Net occupancy	1,237,750	1,194,949	417,037	413,955
Furniture and equipment	664,221	644,891	218,077	215,968
Other operating	6,292,292	4,211,479	1,394,073	1,426,060
Total noninterest expense	13,889,918	12,533,374	3,765,558	4,521,366

Earnings (loss) before income taxes	(9,830,543)	(5,535,580)	(170,299)	697,241
Income tax expense (benefit)	—	(1,927,000)	—	200,000
Net income (loss)	(9,830,543)	(3,608,580)	(170,299)	497,241
Accretion of preferred stock to redemption value	155,424	145,431	51,808	48,477
Preferred dividends accrued	547,820	547,820	184,613	184,613
Net income (loss) available to common shareholders	$(10,533,787)	$(4,301,831)	$(406,720)	$264,151
Earnings (loss) per common share
Basic earnings (loss) per share	$(2.58)	$(1.06)	$(0.10)	$0.07
Diluted earnings (loss) per share	$(2.58)	$(1.06)	$(0.10)	$0.07

Weighted average common shares outstanding
Basic	4,087,399	4,044,186	4,086,245	4,044,186
Diluted	4,087,399	4,044,186	4,086,245	4,044,186

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

For the nine months ended September 30, 2010 and 2009

(Unaudited)

									Accumulated
	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained	other Comprehensive
	Shares	Amount	Warrant	Shares	Amount	Shares	Surplus	Deficit	income (loss)	Total
Balance, December 31, 2008	14,448	$13,335,752	$1,112,248	4,277,176	$42,772	$(2,522,860)	$43,364,255	$(4,905,419)	$1,532,684	$51,959,432
Allocation of unearned ESOP shares							(177,473)			(177,473)
Stock based compensation expense							366,558			366,558
Preferred stock, dividend paid								(473,574)		(473,574)
Accretion of discount on preferred stock		145,431						(145,431)		—
Repayment of Guarantee of ESOP borrowings						238,100				238,100
Net loss								(3,608,580)		(3,608,580)
Other comprehensive income, net of taxes of $125,613									204,947	204,947
Comprehensive loss										(3,403,633)
Balance, September 30, 2009	14,448	$13,481,183	$1,112,248	4,277,176	$42,772	$(2,284,760)	$43,553,340	$(9,133,004)	$1,737,631	$48,509,410

Balance, December 31, 2009	14,448	$13,529,660	$1,112,248	4,277,176	$42,772	$(2,204,073)	$43,584,958	$(16,010,476)	$(1,130,345)	$38,924,744
Allocation of unearned ESOP shares							(319,316)			(319,316)
Stock based compensation expense							63,067			63,067
Preferred stock, dividend paid								(541,800)		(541,800)
Accretion of discount on preferred stock		155,424						(155,424)		—
Repayment of Guarantee of ESOP borrowings						425,131				425,131
Net loss								(9,830,543)		(9,830,543)
Other comprehensive income, net of taxes of $858,912									1,401,384	1,401,384
Comprehensive loss										(8,429,159)
Balance, September 30, 2010	14,448	$13,685,084	$1,112,248	4,277,176	$42,772	$(1,778,942)	$43,328,709	$(26,538,243)	$271,039	$30,122,667

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(9,830,543)	$(3,608,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	10,670,000	8,310,000
Depreciation and amortization expense	740,670	716,214
Discount accretion and premium amortization	808,685	3,146,075
Stock based compensation expense	63,067	366,558
Proceeds from sale of residential mortgages	9,388,943	27,773,984
Disbursements for residential mortgages held-for-sale	(10,742,090)	(27,997,484)
Increase in accrued interest receivable	1,477,929	52,385
(Decrease) increase in accrued interest payable	126,755	(1,249,091)
Increase in cash surrender value of life insurance	(417,382)	(384,623)
Loss from sale of real estate and other assets	222,020	19,413
Gain from sale of securities available-for-sale	(1,741,539)	(1,280,656)
Other than temporary impairment on nonmarketable equity securities	—	76,640
Gain from extinguishment of debt	(400,000)	—
Decrease in prepaid FDIC assessment	1,082,598	—
Decrease in carrying value of other real estate	1,119,080	—
Decrease (increase) in other assets	521,653	(2,060,094)
Increase (decrease) in other liabilities	(309,309)	1,448,954
Net cash provided by operating activities	2,780,537	5,329,698
Cash flows from investing activities:
Purchases of nonmarketable equity securities	—	(2,208,400)
Proceeds from sale of nonmarketable equity securities	420,200	—
Purchases of securities available-for-sale	(48,741,021)	(374,882,126)
Proceeds from sales of securities available-for-sale	206,508,871	205,282,603
Proceeds from calls and maturities of securities available-for-sale	35,477,593	115,708,467
Net (increase) decrease in loans receivable	9,530,314	(30,578,165)
Purchase of premises, furniture and equipment, net	(3,684,597)	(96,159)
Proceeds from sale of other real estate owned	6,605,543	1,636,108
Net cash provided (used) by investing activities	206,116,903	(85,137,672)
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(101,060,791)	5,522,587
Net decrease in certificates of deposit and other time deposits	(19,079,752)	(19,335,346)
Proceeds from securities sold under agreements to repurchase	—	52,500,000
Repayments of securities sold under agreements to repurchase	(40,000,000)	—
Proceeds from FHLB advances	18,000,000	25,100,000
Repayments of FHLB advances	(56,000,000)	—
Repayment of ESOP borrowings	(225,000)	(225,000)
Repayment of other borrowings	—	(615,837)
Decrease in unearned ESOP shares	105,816	60,628
Preferred stock - dividends paid	(541,800)	(473,574)
Net cash provided (used) by financing activities	(198,801,527)	62,533,458
Net increase (decrease) in cash and cash equivalents	10,095,913	(17,274,516)
Cash and cash equivalents, beginning of period	14,993,227	42,846,797
Cash and cash equivalents, end of period	$25,089,140	$25,572,281

Supplemental cash flow information:
Income taxes paid	$—	$121,582
Interest paid on deposits and borrowed funds	$9,178,070	$14,877,130
Transfer of loans to foreclosed assets	$10,905,791	$7,342,358

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of September 30, 2010 and for the interim periods ended September 30, 2010 and 2009, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2009 Annual Report on Form 10-K.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”).  The Company operated as a development stage company from January 31, 2002 to October 5, 2003.  Tidelands Bank commenced business on October 6, 2003.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry and Beaufort counties in South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. On February 22, 2006, the Company formed Tidelands Statutory Trust I for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.  On June 20, 2008, the Company formed Tidelands Statutory Trust II for the purpose of issuing trust preferred securities.  In accordance with current accounting guidance, the Trust is not consolidated in these financial statements.  As further discussed in Note 19, on December 19, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, the Company issued 14,448 preferred shares and a warrant to purchase 571,821 shares in return for $14.4 million in cash, to the U.S. Department of Treasury.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interest(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

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

Reclassifications - Certain captions and amounts in the 2009 financial statements were reclassified to conform to the 2010 presentation. These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

NOTE 3 — COMPREHENSIVE INCOME

The change in the components of other comprehensive income (loss) and related tax effects are as follows for the nine and three months ended September 30, 2010 and 2009:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Change in unrealized gains on securities available-for-sale	$4,001,835	$1,611,216	$299,531	$1,432,098
Reclassification adjustment for gains realized in net income	(1,741,539)	(1,280,656)	(394,408)	(689,972)
Net change in unrealized gains (losses) on securities	2,260,296	330,560	(94,877)	742,126
Tax effect	(858,912)	(125,613)	36,053	(282,008)
Net-of-tax amount	$1,401,384	$204,947	$(58,824)	$460,118

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and due from banks	$2,529,140	$2,529,140	$2,493,227	$2,493,227
Federal funds sold	22,560,000	22,560,000	12,500,000	12,500,000
Securities available-for-sale	39,734,494	39,734,494	229,786,787	229,786,787
Nonmarketable equity securities	5,472,450	5,472,450	5,892,650	5,892,650
Mortgage loans held for sale	1,970,147	1,970,147	617,000	617,000
Loans receivable	456,065,756	458,626,756	485,555,288	490,945,288

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$183,188,020	$183,188,020	$284,248,813	$284,248,813
Certificates of deposit and other time deposits	288,220,616	289,190,616	307,300,366	309,914,366
Securities sold under agreements to repurchase	20,000,000	21,750,000	60,000,000	60,241,000
Advances from Federal Home Loan Bank	27,000,000	26,958,000	65,000,000	64,360,000
Junior subordinated debentures	14,434,000	15,370,606	14,434,000	15,615,503
ESOP borrowings	1,675,000	1,675,000	2,300,000	2,300,000

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$17,368,351	$—	$28,429,383	$—
Letters of credit	605,348	—	466,739	—

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

Assets measured at fair value on a recurring basis are as follows as of September 30, 2010 and December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2010
Government sponsored enterprises	$—	$2,077,906	$—
Mortgage-backed securities	—	37,656,588	—
Available-for-sale investment securities	—	39,734,494	—
Mortgage loans held for sale	—	1,970,147	—
Total	$—	$41,704,641	$—
December 31, 2009
Government sponsored enterprises	$—	$88,612,765	$—
Mortgage-backed securities	—	133,898,555	—
Municipals	—	7,275,467	—
Available-for-sale investment securities	—	$229,786,787	—
Mortgage loans held for sale	—	617,000	—
Total	$—	$230,403,787	$—

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2010 and December 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2010
Impaired loans	$—	$36,388,018	$—
Other real estate owned	—	9,876,760	—
Total	$—	$46,264,778	$—
December 31, 2009
Impaired loans	$—	$20,044,008	$—
Other real estate owned	—	6,865,461	—
Total	$—	$26,909,469	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve. At September 30, 2010 and December 31, 2009, the Bank had $60,000 and $224,000, respectively, on deposit with the Federal Reserve Bank to meet this requirement.  At September 30, 2010, the Bank had $995,000 in currency and cash on hand, $1.2 million in due from non-interest bearing and interest bearing balances and maintained compensating balances totaling $100,000 with a correspondent bank.  At September 30, 2010, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2010
Government-sponsored enterprises	$2,001,806	$76,100	$—	$2,077,906
Mortgage-backed securities	37,313,490	376,864	33,766	37,656,588
Total	$39,315,296	$452,964	$33,766	$39,734,494

December 31, 2009
Government-sponsored enterprises	$89,774,279	$47,186	$1,208,700	$88,612,765
Mortgage-backed securities	134,534,637	160,950	797,032	133,898,555
Municipals	7,318,970	6,336	49,839	7,275,467
Total	$231,627,886	$214,472	$2,055,571	$229,786,787

The amortized cost and estimated fair values of investment securities at September 30, 2010, by contractual maturity dates, are shown in the following chart.  Actual cash flows may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,001,806	2,077,906
Due after ten years	—	—
Subtotal	2,001,806	2,077,906
Mortgage-backed securities	37,313,490	37,656,588
Total Securities	$39,315,296	$39,734,494

At September 30, 2010 and December 31, 2009, investment securities with book values of $28,881,445 and $111,038,524 and market values of $29,274,665 and $110,043,275, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line.  Gross proceeds from the sale of investment securities totaled $206,929,071 and $205,282,603 for the nine months ended September 30, 2010 and 2009, respectively.  The gross realized gain on the sale of investment securities totaled $1,811,426 with $69,887 gross realized losses resulting in a net realized gain of $1,741,539 for the nine months ended September 30, 2010. The gross realized gain on the sale of investment securities totaled $1,488,698 with gross realized losses of $208,042 resulting in a net realized gain of $1,280,656 for the nine months ended September 30, 2009. The gross realized gain on the sale of investment securities totaled $394,408 with no gross realized losses resulting in a net realized gain of $394,408 for the three month period ended September 30, 2010. The gross realized gain on the sale of investment securities totaled $882,100 with gross realized losses of $192,128 resulting in a net realized gain of $689,972 for the three month period ended September 30, 2009.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2010
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	2,591,529	33,766	—	—	2,591,529	33,766
	$2,591,529	$33,766	$—	$—	$2,591,529	$33,766

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2009
Government-sponsored enterprises	$61,020,580	$1,208,700	$—	$—	$61,020,580	$1,208,700
Mortgage-backed securities	90,910,751	797,032	—	—	90,910,751	797,032
Municipals	4,879,928	49,839	—	—	4,879,928	49,839
	$156,811,259	$2,055,571	$—	$—	$156,811,259	$2,055,571

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at September 30, 2010 and December 31, 2009.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell those securities before recovery of its amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $28,750 of stock in community bank holding companies as of September 30, 2010 and December 31, 2009.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At September 30, 2010 and December 31, 2009, the Company’s investment in Federal Home Loan Bank stock was $5,443,700 and $5,863,900, respectively.

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

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended September 30, 2010 and December 31, 2009:

	2010	2009
Real estate - construction	$99,140,698	$118,182,732
Real estate - mortgage	329,619,606	335,830,858
Commercial and industrial	23,728,912	26,687,273
Consumer and other	4,115,785	4,985,427
Deferred origination fees, net	(539,245)	(131,002)
Total loans receivable, gross	456,065,756	485,555,288
Less allowance for loan losses	11,664,589	10,048,015
Total loans receivable, net	$444,401,167	$475,507,273

The composition of gross loans by rate type is as follows for the periods ended September 30, 2010 and December 31, 2009:

	2010	2009
Variable rate loans	$249,268,330	$272,684,001
Fixed rate loans	206,797,426	212,871,287
Total gross loans	$456,065,756	$485,555,288

Transactions in the allowance for loan losses are summarized below for the periods ended September 30, 2010 and 2009:

	2010	2009
Balance, beginning of period	$10,048,015	$7,635,173
Provision charged to operations	10,670,000	8,310,000
Gross loan charge offs	(9,230,714)	(7,758,271)
Gross loan recoveries	177,288	18,773
Balance, end of period	$11,664,589	$8,205,675
Gross loans outstanding, end of period	$456,065,756	$477,463,525

The following is a summary of information pertaining to impaired and nonaccrual loans at September 30, 2010 and December 31, 2009:

	2010	2009
Impaired loans without a valuation allowance	$33,793,343	$17,287,480
Impaired loans with a valuation allowance	3,064,981	4,007,417
Total impaired loans	$36,858,324	$21,294,897

Valuation allowance related to impaired loans	$470,306	$1,250,889
Average of impaired loans during the period	$26,339,456	$15,294,975
Total nonaccrual loans	$36,858,324	$21,294,897
Total loans past due 90 days and still accruing interest	$—	$—

The allowance for loan losses, as a percent of gross loans outstanding, was 2.56% and 2.07% for periods ended September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010, the Bank had 83 loans totaling $36,858,324, or 8.08% of gross loans, in nonaccrual status, of which 5 loans totaling $1.5 million were deemed to be troubled debt restructurings.  At December 31, 2009, the Bank had 67 impaired loans totaling $21,294,897, or 4.39% of gross loans, in nonaccrual status, of which $4.1 million were deemed to be troubled debt restructurings.  There were no loans contractually past due 90 days or more and still accruing interest at September 30, 2010 or December 31, 2009.  In addition, there were no loans restructured or otherwise impaired not already included in nonaccrual status at September 30, 2010 or December 31, 2009.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We do not recognize interest income on loans that are deemed nonaccrual.  At September 30, 2010 and December 31, 2009, the Bank had $275,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At September 30, 2010, loans totaling $39.3 million were pledged as collateral at the Federal Home Loan Bank and $36.4 million to maintain a line of credit with the Federal Reserve Bank.

NOTE 8 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended September 30, 2010 and December 31, 2009:

	2010	2009
Balance, beginning of year	$6,865,461	$1,800,604
Additions	10,738,605	7,641,984
Sales	(6,608,226)	(2,423,878)
Write-downs	(1,119,080)	(153,249)
Balance, end of period	$9,876,760	$6,865,461

NOTE 9 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended September 30, 2010 and December 31, 2009:

	2010	2009
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	13,299,873	13,291,654
Furniture and equipment	4,180,870	4,061,487
Software	730,236	684,421
Construction in progress	3,936,881	425,701
Total	25,413,178	21,728,581
Less, accumulated depreciation	3,666,549	2,925,880
Premises, furniture and equipment, net	$21,746,629	$18,802,701

Depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $740,670 and $716,214, respectively.  Construction in progress relates to the construction of an executive office building located at 830 Lowcountry Boulevard.  Estimated construction costs for the project are expected to be approximately $4.5 million.

NOTE 10 - DEPOSITS

At September 30, 2010, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2010	$87,194,197
2011	189,971,713
2012	8,689,656
2013	843,122
2014	69,000
Thereafter	1,452,928
Total	$288,220,616

NOTE 11 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of two obligations totaling $20.0 million at September 30, 2010.  On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%.  All repurchase agreements require quarterly interest only payments with principal and interest due on maturity.  The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $23,839,821 and $73,349,838 and fair values of $24,197,777 and $72,884,324 at September 30, 2010 and December 31, 2009, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended September 30, 2010 and December 31, 2009:

	2010	2009
Amount outstanding at period end	$20,000,000	$60,000,000
Average amount outstanding during the period	34,050,564	63,090,274
Maximum outstanding at any month-end	60,000,000	72,500,000
Weighted average rate paid at period-end	3.76%	1.55%
Weighted average rate paid during the period	2.37%	1.67%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.913% at the period ended September 30, 2010.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

Beginning with the next scheduled payment date of December 30, 2010, the Company intends to defer the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

NOTE 13 — ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2010, advances from the Federal Home Loan Bank (“FHLB”) were comprised of two advances totaling $27.0 million.   On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2010, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%. All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged loans.  At September 30, 2010, loans totaling $39.3 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended September 30, 2010 and December 31, 2009:

	2010	2009
Amount outstanding at period end	$27,000,000	$65,000,000
Average amount outstanding during the period	50,304,029	91,074,521
Maximum outstanding at any month-end	85,000,000	100,800,000
Weighted average rate at period-end	2.00%	3.03%
Weighted average rate during the period	2.84%	2.55%

NOTE 14 - OTHER OPERATING EXPENSES

Other operating expenses for the nine and three months ended September 30, 2010 and 2009 are summarized below:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Professional fees	$1,112,397	$975,599	$317,717	$272,316
Telephone expenses	143,945	148,938	49,103	52,012
Office supplies, stationery, and printing	73,266	75,073	21,315	21,482
Insurance	217,408	141,581	91,941	33,759
Postage	30,162	13,028	9,293	3,640
Data processing	422,253	376,783	145,364	119,006
Advertising and marketing	706,788	396,248	3,345	201,022
FDIC Assessment	977,603	1,185,500	270,000	430,500
Other real estate owned expense	1,837,745	288,751	359,243	117,004
Other loan related expense	203,327	192,441	72,488	49,258
Other	567,398	417,537	54,264	126,061
Total	$6,292,292	$4,211,479	$1,394,073	$1,426,060

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

Basic and diluted earnings (loss) per share are computed below for the nine and three months ended September 30, 2010 and 2009:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic net income (loss) per share computation:
Net income (loss) available to common shareholders	$(10,533,787)	$(4,301,831)	$(406,720)	$264,151
Average common shares outstanding — basic	4,087,399	4,044,186	4,086,245	4,044,186
Basic net income (loss) per share	$(2.58)	$(1.06)	$(0.10)	$0.07

Diluted net income (loss) per share computation:
Net income (loss) available to common shareholders	$(10,533,787)	$(4,301,831)	$(406,720)	$264,151
Average common shares outstanding — basic	4,087,399	4,044,186	4,086,245	4,044,186
Incremental shares from assumed conversions:
Stock options	—	—	—	—
Average common shares outstanding — diluted	4,087,399	4,044,186	4,086,245	4,044,186
Diluted net income (loss) per share	$(2.58)	$(1.06)	$(0.10)	$0.07

For the period ended September 30, 2010, there were no stock options outstanding that were anti-dilutive compared to 742,861 stock options outstanding that were anti-dilutive for the period ended September 30, 2009.  At September 30, 2010 and 2009, there were 571,821 warrant shares outstanding that were anti-dilutive. Options and warrants are considered anti-dilutive because the exercise price exceeds the average market price for the period. During the quarter ended June 30, 2010, all options that had been previously granted were voluntarily forfeited by each employee, officer and director grantee.

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

To be considered “well-capitalized,” generally a bank must maintain a Leverage Capital ratio of at least 5%, Tier 1 Capital of at least 6%, and Total Risk-Based Capital of at least 10%.  As of September 30, 2010 and December 31, 2009, the Bank’s capital levels exceeded these regulatory thresholds.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at September 30, 2010 and December 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2010
Total capital (to risk-weighted assets)	$50,151,000	10.83%	$37,050,960	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	39,802,000	8.59%	18,525,480	4.00%	N/A	N/A
Tier 1 capital (to average assets)	39,802,000	6.87%	23,181,760	4.00%	N/A	N/A
December 31, 2009
Total capital (to risk-weighted assets)	$61,076,000	11.67%	$41,860,560	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	53,407,000	10.21%	20,930,280	4.00%	N/A	N/A
Tier 1 capital (to average assets)	53,407,000	6.83%	31,257,760	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2010 and December 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2010
Total capital (to risk-weighted assets)	$48,266,000	10.45%	$36,961,740	8.00%	$46,202,180	10.00%
Tier 1 capital (to risk-weighted assets)	42,414,000	9.18%	18,480,870	4.00%	27,721,310	6.00%
Tier 1 capital (to average assets)	42,414,000	7.35%	23,096,960	4.00%	28,871,200	5.00%
December 31, 2009
Total capital (to risk-weighted assets)	$57,989,000	11.10%	$41,793,690	8.00%	$52,242,110	10.00%
Tier 1 capital (to risk-weighted assets)	51,412,000	9.84%	20,896,840	4.00%	31,345,260	6.00%
Tier 1 capital (to average assets)	51,412,000	6.59%	31,225,960	4.00%	39,032,450	5.00%

On November 16, 2009, we entered into an informal Memorandum of Understanding (“MOU”) with the South Carolina Banking Department and the FDIC.  The MOU is based on the findings of the FDIC and South Carolina Banking Department during an examination conducted as of April 6, 2009 (the “Examination”).  Under the terms of the MOU, we are required to, among other things, (1) submit a capital plan to the supervisory authorities for increasing and maintaining a Tier 1 leverage ratio at 8% and maintaining a “well-capitalized” designation; (2) develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans; (3) implement a plan to decrease the concentration of commercial real estate loans; and (4) review overall liquidity objectives and develop plans and procedures aimed at improving liquidity and reducing reliance on volatile liabilities to fund longer-term assets.  We may supplement these plans and reports in the future in response to comments and requests from our regulators.  While the MOU remains in place, we may not pay dividends without the prior written consent of the regulators and we may not extend any additional credit to any borrower that has been charged off by the bank or classified as “substandard,” “doubtful” or “loss” in any report of examination so long as that credit remains uncollected.  At September 30, 2010, we believe that, with the exception of the requirement to achieve a minimum 8% leverage capital ratio, we are in compliance with the informal MOU.

NOTE 18 - UNUSED LINES OF CREDIT

As of September 30, 2010, the Bank had unused lines of credit to purchase federal funds from unrelated banks totaling $9.5 million.  There were no balances outstanding related to any of these lines of credit as of September 30, 2010.  These lines of credit are available on a one to 14 day basis for general corporate purposes. In addition to these credit lines, letters of credit from the FHLB with a remaining credit availability of $118.6 million and an excess lendable collateral value of approximately $9.6 million at September 30, 2010.  In addition, we maintain a line of credit with the Federal Reserve Bank of $36.4 million secured by current loans in our loan portfolio.

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

In connection with the sale of the Preferred Stock, the Company also issued to the U.S. Treasury a ten-year warrant to purchase up to 571,821 shares of the Company’s common stock (the “Warrants”), par value $0.01 per share at an initial exercise price of $3.79 per share.

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

Beginning with the next scheduled payment date of November 15, 2010, the Company intends to defer dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.

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

The following table sets forth the unused commitments to extend credit and standby letters of credit at September 30, 2010:

Amount
Commitments to extend credit	$17,368,351
Standby letters of credit	605,347
Total	$17,973,698

NOTE 21 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $225,747 and $146,118 for the periods ended September 30, 2010 and 2009, respectively.  At September 30, 2010, the ESOP has an outstanding loan amounting to $1,675,000.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended September 30, 2010 and December 31, 2009:

	2010	2009
Balance, beginning of year	178,069	203,308
New share purchases	15,042	18,701
Shares released to participants	(2,180)	(330)
Shares allocated to participants	—	(43,610)
Balance, end of period	190,931	178,069

NOTE 22 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank may make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were $92,883 and $89,498, for the nine months ended September 30, 2010 and 2009, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan), which provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers have agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. Benefits accrued amounted to $196,268 and $324,124 related to the plan for the nine months ended September 30, 2010 and 2009, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following is a discussion of our financial condition as of September 30, 2010 compared to December 31, 2009 and the results of operations for the nine and three months ended September 30, 2010 compared to the nine and three months ended September 30, 2009. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2009 Annual Report on Form 10-K.

                This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited, to those described under “Risk Factors” in Item 1A of our 2009 Annual Report on Form 10-K and the following:

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

                These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  For more than three years, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the nine and three months ended September 30, 2010 as compared to the nine and three months ended September 30, 2009 and also analyzes our financial condition as of September 30, 2010 as compared to December 31, 2009.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

                We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2010.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than three years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 15 to 25 basis points fee (annualized), according to the institution’s risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place; and

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012.  Issuers electing to participate would pay a 75 basis point fee for the guarantee.

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

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers.  As of September 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100% by Treasury, representing $14.7 billion of total equity capital.  The U.S. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

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

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a comprehensive regulatory framework that will affect every financial institution in the U.S.  The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements, and provisions designed to protect consumers in financial transactions.  The Dodd-Frank Act also alters certain corporate governance matters affecting public companies.  Over the next 6 to 18 months, regulatory agencies will implement new regulations which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.

•                  Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019.  The U.S. federal banking agencies support this agreement.  The Basel Committee is expected to finalize the new capital and liquidity standard later this year and to present them for approval of the G-20 Finance Minister and Central Bank Governors in November 2010.

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs and Credit Act which, among other things, creates a $30 billion fund to provide capital for banks with assets under $10 billion to increase their small-business lending. The U.S. Treasury is currently working to finalize terms of participation for this fund.

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

Although the TAGP expires on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest-bearing transaction accounts.  This deposit insurance mandate created by the Dodd-Frank Act will take effect on December 31, 2010, and will continue through December 31, 2012.  The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP.  Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest-bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts or IOLTAs and will be funded through general FDIC assessments, not special assessments.

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

Results of Operations

Income Statement Review

Summary

Nine months ended September 30, 2010 and 2009

Our net loss was approximately $9.8 million for the nine months ended September 30, 2010 compared to net loss of approximately $3.6 million for the same period in 2009. Net loss before income tax benefit was $9.8 million for the nine months ended September 30, 2010 compared to net loss before income tax benefit of $5.5 million for the nine months ended September 30, 2009.  The $4.3 million increase in net loss before income tax benefit resulted primarily from increases in our provision for loan losses of $2.4 million and noninterest expense of $1.4 million and a decrease of $1.4 million in noninterest income offset by an increase of $811,000 in net interest income before provision for loan losses.

Three months ended September 30, 2010 and 2009

                Our net loss was $170,000 for the three months ended September 30, 2010 compared to net income of $497,000 for the three months ended September 30, 2009. Net loss before income tax benefit was $170,000 for the three months ended September 30, 2010 compared to net income before income tax expense of $697,000 for the three months ended September 30, 2009.  The $868,000 decrease in net income before income tax benefit resulted primarily from increases in our provisions for loan losses of $215,000 and a $1.0 million decrease in net interest income before provision for loan losses and a $379,000 decrease in noninterest income offset by a decrease in noninterest expense of $756,000.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the nine months ended September 30, 2010, our loan portfolio decreased $29.5 million from the year-end balance.  We anticipate the growth in loans will drive the growth in assets and the growth in net interest income once economic conditions improve.  However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At September 30, 2010, loans represented 80.2% of total assets, while securities and federal funds sold represented 11.0% of total assets.  While we plan to continue our focus on selectively increasing our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

At September 30, 2010, retail deposits represented $447.1 million, or 83.7% of total funding, which includes total deposits plus borrowings.  Borrowings represented $63.1 million, or 11.8% of total funding, and wholesale deposits represented $24.3 million, or 4.5% of total funding.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  Although we anticipate that our full service banking offices will assist us in meeting these objectives, we believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Despite difficult economic conditions, net interest income for the nine months ended September 30, 2010 increased $811,000 as the result of a decrease in total interest expense of $4.3 million, which offset a decline in loan revenue as compared to the prior period.  Our net interest income for the period ended September 30, 2010 increased in part because we had more interest-bearing liabilities reprice at a lower rate than interest-earning assets.  For the nine months ended September 30, 2010 and 2009, average interest-earning assets exceeded average interest-bearing liabilities by $9.6 million and $13.4 million, respectively.

The impact of the Federal Reserve’s interest rate cuts since August 2007 continue to result in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin increased during the nine months ended September 30, 2010 when compared to the same period in 2009, as a result of the Bank having a higher volume of interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the nine months ended September 30, 2010 and 2009 were 2.82 % and 2.35%, respectively.  Net interest income increased from $12.9 million for the nine months ended September 30, 2009 to $13.7 million for the same period ended September 30, 2010, or 6.3%.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the nine and three months ended September 30, 2010 and 2009.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Nine Months Ended September 30, 2010 and 2009

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the nine months ended September 30, 2010 and 2009, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing cash balances	$1,917	$1	0.07%	$2,790	$3	0.12%
Federal funds sold	23,401	60	0.34%	6,928	15	0.29%
Taxable investment securities	152,375	4,542	3.99%	254,140	7,367	3.88%
Non-taxable investment securities	1,256	38	4.02%	4,274	126	3.95%
Loans receivable(2)	473,972	18,414	5.19%	469,254	19,056	5.43%
Total earning assets	652,921	23,055	4.72%	737,386	26,567	4.82%

Nonearning assets:
Cash and due from banks	5,226			14,110
Mortgages held for sale	416			1,194
Premises and equipment, net	20,046			19,136
Other assets	31,863			26,692
Allowance for loan losses	(12,417)			(8,508)
Total nonearning assets	45,134			52,624
Total assets	$698,055			$790,010

Interest-bearing liabilities:
Interest bearing transaction accounts	$29,548	227	1.03%	$43,069	535	1.66%
Savings & money market	209,708	2,222	1.42%	189,983	2,434	1.71%
Time deposits less than $100,000	181,031	2,550	1.88%	216,715	4,873	3.01%
Time deposits greater than $100,000	122,336	2,028	2.22%	96,606	2,538	3.51%
Securities sold under repurchase agreements	34,051	604	2.37%	63,253	810	1.71%
Advances from FHLB	50,304	1,070	2.84%	97,182	1,799	2.48%
Junior subordinated debentures	14,434	546	5.06%	14,434	593	5.50%
ESOP borrowings	1,894	58	4.09%	2,520	43	2.28%
Federal funds purchased	43	—	0.58%	132	1	1.16%
Other borrowings	—	—	—%	60	2	3.99%
Total interest-bearing liabilities	643,349	9,305	1.93%	723,954	13,628	2.52%
Noninterest-bearing liabilities:
Demand deposits	14,930			12,059
Other liabilities	4,205			4,786
Shareholders’ equity	35,571			49,211

Total liabilities and shareholders’ equity	$698,055			$790,010
Net interest income		$13,750			$12,939
Net interest spread			2.79%			2.30%
Net interest margin			2.82%			2.35%

(1)         Annualized for the nine month period.

(2)         Includes nonaccruing loans.

The net interest spread and net interest margin increased during the nine months ended September 30, 2010 primarily as a result of the Bank having more interest-earning liabilities than interest-bearing assets that repriced as market rates began to decrease to a lower rate over the period.  Net interest income, the largest component of our income, was $13.7 million and $12.9 million for the nine months ended September 30, 2010 and September 30, 2009, respectively.  The $811,000 increase in net interest income for the nine months ended September 30, 2010 compared to the same period in 2009 resulted from a $4.3 million decrease in interest expense offset by a $3.5 million decrease in interest income.

Interest income for the nine months ended September 30, 2010 was $23.1 million, consisting of $18.4 million on loans, $4.6 million on investments, and $61,000 on federal funds sold and interest bearing balances.  Interest income for the nine months ended September 30, 2009 was $26.6 million, consisting of $19.1 million on loans, $7.5 million on investments, and $18,000 on federal funds sold and interest bearing balances.   Interest and fees on loans represented 79.9% and 71.7% of total interest income for the nine months ended September 30, 2010 and 2009, respectively. Income from investments, federal funds sold and interest bearing balances represented 20.1% and 28.3% of total interest income for the nine months ended September 30, 2010 and 2009, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 72.6% and 63.6% of average interest-earning assets for the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, average earning assets were lower by $84.5 million than for the same period in 2009.

Interest expense for the nine months ended September 30, 2010 was $9.3 million, consisting of $7.0 million related to deposits, $604,000 related to securities sold under a repurchase agreement, $546,000 related to junior subordinated debentures, $1.1 million related to advances from the FHLB and $58,000 related to other borrowings and federal funds purchased. Interest expense for the nine months ended September 30, 2009 was $13.6 million, consisting of $10.4 million related to deposits, $810,000 related to securities sold under a repurchase agreement, $593,000 related to junior subordinated debentures, $1.8 million related to advances from the Federal Home Loan Bank (“FHLB”) and $46,000 related to other borrowings and federal funds purchased.  Interest expense on deposits for the nine months ended September 30, 2010 and 2009 represented 75.5% and 76.2% of total interest expense, respectively, while interest expense on borrowings represented 24.5% and 23.8%, respectively, of total interest expense.  During the nine months ended September 30, 2010, average interest-bearing liabilities were lower by $80.6 million than for the same period in 2009.

Our net interest spread was 2.79% for the nine months ended September 30, 2010, compared to 2.30% for the nine months ended September 30, 2009.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the nine months ended September 30, 2010 was 2.82%, compared to 2.35% for the nine months ended September 30, 2009. Through the third quarter of 2010, interest-earning assets averaged $652.9 million compared to $737.4 million in the same period of 2009.  During the same periods, average interest-bearing liabilities were $643.3 million and $724.0 million, respectively.

Three Months Ended September 30, 2010 and 2009

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended September 30, 2010 and 2009, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended September 30, 2010			For the Three Months Ended September 30, 2009
	Average Balance	Income/ Expense	Yield/ Rate(3)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing cash balances	$1,634	$—	0.02%	$2,423	$1	0.08%
Federal funds sold	25,616	22	0.34%	13,415	11	0.32%
Taxable investment securities	45,094	353	3.10%	243,834	2,465	4.01%
Non-taxable investment securities	—	—	—%	3,117	31	3.89%
Loans receivable(4)	463,213	5,989	5.13%	475,407	6,570	5.48%
Total earning assets	535,557	6,364	4.71%	738,196	9,078	4.88%

Nonearning assets:
Cash and due from banks	4,257			12,721
Mortgages held for sale	581			890
Premises and equipment, net	21,079			18,923
Other assets	31,991			29,513
Allowance for loan losses	(13,921)			(9,075)
Total nonearning assets	43,987			52,972
Total assets	$579,544			$791,168

Interest-bearing liabilities:
Interest bearing transaction accounts	$30,030	73	0.96%	$40,156	139	1.37%
Savings & money market	144,143	525	1.44%	190,505	833	1.74%
Time deposits less than $100,000	154,035	680	1.75%	209,741	1,375	2.60%
Time deposits greater than $100,000	154,584	723	1.86%	97,910	752	3.05%
Securities sold under repurchase agreements	20,021	191	3.79%	72,500	271	1.49%
Advances from FHLB	10,870	96	3.49%	98,695	610	2.45%
Junior subordinated debentures	14,434	189	5.21%	14,434	187	5.14%
ESOP borrowings	1,749	20	4.56%	2,449	14	2.28%
Federal funds purchased	69	—	0.64%	—	—	—%
Other borrowings	—	—	—%	5	1	7.89%
Total interest-bearing liabilities	529,935	2,497	1.87%	726,395	4,182	2.28%

Noninterest-bearing liabilities:
Demand deposits	14,481			12,391
Other liabilities	4,199			4,343
Shareholders’ equity	30,929			48,039

Total liabilities and shareholders’ equity	$579,544			$791,168
Net interest income		$3,867			$4,896
Net interest spread			2.84%			2.60%
Net interest margin			2.86%			2.63%

(3)         Annualized for the three month period.

(4)         Includes nonaccruing loans

The net interest spread and net interest margin increased during the three months ended September 30, 2010 primarily as a result of the Bank having a higher volume of interest-earning liabilities than interest-bearing assets that repriced as market rates began to decrease to a lower rate over the period.  Net interest income, the largest component of our income, was $3.9 million and $4.9 million for the three months ended September 30, 2010 and September 30, 2009, respectively.  The decrease of $1.0 million resulted from a $2.7 million decrease in interest income offset by a $1.7 million decrease in interest expense.

Interest income for the three months ended September 30, 2010 was $6.4 million, consisting of $6.0 million on loans, $353,000 on investments, and $22,000 on federal funds sold and interest bearing balances. Interest income for the three months ended September 30, 2009 was $9.1 million, consisting of $6.6 million on loans, $2.5 million on investments, and $12,000 on federal funds sold and interest bearing balances.  Interest and fees on loans represented 94.1% and 72.4% of total interest income for the three months ended September 30, 2010 and 2009, respectively.  Income from investments, federal funds sold, and interest bearing balances represented 5.9% and 27.6% of total interest income for the three months ended September 30, 2010 and 2009, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 86.5% and 64.4% of average interest-earning assets for the three months ended September 30, 2010 and 2009, respectively.

Interest expense for the three months ended September 30, 2010 was $2.5 million, consisting of $2.0 million related to deposits, $191,000 related to securities sold under repurchase agreements, $189,000 related to junior subordinated debentures, $96,000 related to Federal Home Loan Bank (“FHLB”) advances, and $20,000 related to ESOP borrowings.  Interest expense for the three months ended September 30, 2009 was $4.2 million, consisting of $3.1 million related to deposits, $271,000 related to securities sold under repurchase agreements, $187,000 related to junior subordinated debentures, $610,000 related to FHLB advances, and $15,000 related to ESOP and other borrowings.  Interest expense on deposits for the three months ended September 30, 2010 and 2009 represented 80.1% and 74.1%, respectively, of total interest expense, while interest expense on other liabilities represented 19.9% and 25.9%, respectively, of total interest expense for the three months ended September 30, 2010 and 2009, respectively.

Our net interest spread was 2.84% for the three months ended September 30, 2010, compared to 2.60% for the three months ended September 30, 2009.  Our net interest margin for the three months ended September 30, 2010 was 2.86%, compared to 2.63% for the three months ended September 30, 2009.  During the third quarter of 2010, interest-earning assets averaged $535.6 million, compared to $738.2 million in the same quarter of 2009.  During the same periods, average interest-bearing liabilities were $529.9 million and $726.4 million, respectively.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Nine Months Ended September 30, 2010 vs. September 30, 2009				Nine Months Ended September 30, 2009 vs. September 30, 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$192	$(826)	$(8)	$(642)	$2,184	$(3,452)	$(364)	$(1,632)
Taxable investment securities	(2,950)	209	(84)	(2,825)	6,365	(1,480)	(2,070)	2,815
Non-taxable investment securities	(89)	2	(1)	(88)	(93)	(1)	—	(94)
Federal funds sold	36	3	6	45	(134)	(213)	116	(231)
Interest bearing cash balances	(1)	(1)	—	(2)	53	(4)	(50)	(1)
Total interest income	(2,812)	(613)	(87)	(3,512)	8,375	(5,150)	(2,368)	857

Interest expense
Deposits	(70)	(3,304)	22	(3,352)	2,781	(4,075)	(901)	(2,195)
Junior subordinated debentures	—	(47)	—	(47)	176	(39)	(15)	122
Advances from FHLB	(868)	268	(129)	(729)	1,803	(347)	(637)	819
Securities sold under repurchase agreements	(374)	312	(144)	(206)	655	(538)	(341)	(224)
Federal funds purchased	(1)	(1)	—	(2)	(4)	(6)	3	(7)
ESOP borrowings	(11)	34	(8)	15	(10)	(47)	5	(52)
Other borrowings	(2)	(2)	2	(2)	(1)	(1)	—	(2)
Total interest expense	(1,326)	(2,740)	(257)	(4,323)	5,400	(5,053)	(1,886)	(1,539)

Net interest income	$(1,486)	$2,127	$170	$811	$2,975	$(97)	$(482)	$2,396

	Three Months Ended September 30, 2010 vs. September 30, 2009				Three Months Ended September 30, 2009 vs. September 30, 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(169)	$(423)	$11	$(581)	$434	$(723)	$(45)	$(334)
Taxable investment securities	(2,010)	(558)	455	(2,113)	1,418	(607)	(415)	396
Non-taxable investment securities	(31)	—	—	(31)	(40)	(1)	1	(40)
Federal funds sold	10	1	—	11	8	(49)	(7)	(48)
Interest bearing cash balances	—	—	—	—	11	(2)	(11)	(2)
Total interest income	(2,200)	(980)	466	(2,714)	1,831	(1,382)	(477)	(28)

Interest expense
Deposits	(320)	(868)	89	(1,099)	512	(1,341)	(168)	(997)
Junior subordinated debentures	—	2	—	2	—	(50)	—	(50)
Advances from FHLB	(543)	259	(230)	(514)	410	(127)	(117)	166
Securities sold under repurchase agreements	(196)	420	(304)	(80)	208	(198)	(111)	(101)
Federal funds purchased	—	—	—	—	(2)	—	—	(2)
ESOP borrowings	(4)	14	(4)	6	(3)	(12)	1	(14)
Other borrowings	—	—	—	—	(4)	1	(1)	(4)
Total interest expense	(1,063)	(173)	(449)	(1,685)	1,121	(1,727)	(396)	(1,002)

Net interest income	$(1,137)	$(807)	$915	$(1,029)	$710	$345	$(81)	$974

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations.  We review our loan portfolio monthly to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Balance Sheet Review — Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Nine Months Ended September 30, 2010 and 2009

Included in the statement of operations for the nine months ended September 30, 2010 and 2009 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $10.7 million and $8.3 million, respectively.  The increase in the allowance for the nine months ended September 30, 2010 relates to our decision to increase the allowance to accommodate charge offs to certain loans and further increase the total allowance in response to the deteriorating credit environment as evidenced by the increasing level of nonperforming assets.  The allowance for loan losses was approximately $11.7 million and $8.2 million as of September 30, 2010 and 2009, respectively. The allowance for loan losses as a percentage of gross loans was 2.56% at September 30, 2010 and 1.72% at September 30, 2009. At September 30, 2010, we had 83 nonperforming loans totaling approximately $36.9 million. Gross charge offs amounted to approximately $9.2 million and $7.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Three Months Ended September 30, 2010 and 2009

Included in the statement of operations for the three months ended September 30, 2010 and 2009 is a noncash expense related to the provision for loan losses of $920,000 and $705,000, respectively. The increase in the allowance for the three months ended September 30, 2010 relates to our decision to increase the allowance to accommodate charge offs to certain loans and to maintain the total allowance in response to the deteriorating credit environment as stated above.

Noninterest Income

The following table sets forth information related to our noninterest income during the nine and three months ended September 30, 2010 and 2009:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Service fees on deposit accounts	$34	$31	$12	$10
Residential mortgage origination fees	156	291	42	62
Origination income on mortgage loans sold	17	43	7	11
Gain on sale of investment securities	1,742	1,281	394	690
Loss on sale of real estate, other real estate owned and repossessed assets	(222)	(16)	(110)	(15)
Other service fees and commissions	411	403	150	133
Loss on extinguishment of debt	(1,620)	—	—	—
Bank owned life insurance	418	385	144	132
Impairment on nonmarketable equity securities	—	(76)	—	—
Other	44	27	10	5
Total noninterest income	$980	$2,369	$649	$1,028

Nine Months Ended September 30, 2010 and 2009

Noninterest income for the nine months ended September 30, 2010 was $980,000, a decrease of $1.4 million, compared to noninterest income of $2.4 million during the same period in 2009.  The change was primarily attributable to losses on the extinguishment of outstanding liabilities related to FHLB advances and repurchase agreements during the second quarter of 2010 despite the increases attributable to the gain on sale of investment securities.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination fees were $156,000 and $291,000 for the nine months ended

September 30, 2010 and 2009, respectively.  The decrease of $135,000 in 2010 related primarily to a decline in volume in the mortgage department during the nine months ended September 30, 2010.  We received $17,000 of origination income on mortgage loans sold for the nine months ended September 30, 2010 compared to $43,000 for the same period in 2009.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Service fees on deposit accounts were $34,000 and $31,000 for the nine months ended September 30, 2010 and 2009, respectively. The additional $3,000 of income resulted from the larger number of customer accounts.  Similarly, other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $8,000 to $411,000 for the nine months ended September 30, 2010 when compared to the same period in 2009.

An additional $33,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the nine months ended September 30, 2010 when compared to the same period in 2009. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $44,000 and $27,000 for the nine months ended September 30, 2010 and 2009, respectively.

Three Months Ended September 30, 2010 and 2009

Noninterest income for the three months ended September 30, 2010 was $649,000, a decrease of $379,000, compared to noninterest income of $1.0 million during the same period. For the three months ended September 30, 2010, the decrease was primarily attributable to a decrease in gains on sale of investment securities of $296,000 from $690,000 during the third quarter of 2009 to $394,000 for the same period in 2010.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $42,000 and $62,000 for the three months ended September 30, 2010 and 2009, respectively.  The decrease of $20,000 related primarily to a decrease in origination volume in the mortgage department during the third quarter of 2010.  We received $7,000 of origination income on mortgage loans sold for the three months ended September 30, 2010 compared to $11,000 for the same period in 2009.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Service fees on deposit accounts were $12,000 and $10,000 for the three months ended September 30, 2010 and 2009, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions increased $17,000 to $150,000 for the three months ended September 30, 2010, when compared to the same period in 2009.

An additional $12,000 in noninterest income was primarily attributable to an increase in the cash surrender value of bank owned life insurance for the three months ended September 30, 2010 when compared to the same period in 2009. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $10,000 and $5,000 for the three months ended September 30, 2010 and 2009, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the nine and three months ended September 30, 2010 and 2009:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Salaries and benefits	$5,696	$6,482	$1,737	$2,465
Occupancy	1,238	1,195	417	414
Furniture and equipment expense	664	645	218	216
Professional fees	1,112	975	318	272
Advertising and marketing	707	396	3	201
Insurance	218	142	92	34
FDIC Assessment	978	1,185	270	430
Data processing and related costs	422	377	146	119
Telephone	144	149	49	52
Postage	30	13	9	4
Office supplies, stationery and printing	73	75	21	22
Other real estate owned expense	1,838	289	359	117
Other loan related expense	203	192	73	49
Other	567	418	54	126
Total noninterest expense	$13,890	$12,533	$3,766	$4,521

Nine Months Ended September 30, 2010 and 2009

We incurred noninterest expense of $13.9 million for the nine months ended September 30, 2010 compared to $12.5 million for the nine months ended September 30, 2009.  The $1.5 million increase in other real estate owned expense accounted primarily for the $1.4 million increase in noninterest expense for the nine months ended September 30, 2010 compared to the same period in 2009. Of the $1.8 million expenses related to other real estate owned, $1.1 million was related to the reduction in carrying value of properties in other real estate owned. The remaining difference resulted primarily from increases of $311,000 in marketing costs, $137,000 in professional fees, $76,000 in insurance costs, $45,000 in data processing and related costs, $43,000 in occupancy expense, $19,000 in furniture and equipment expense, $17,000 in postage expense, and $160,000 in other expenses offset by decreases of $786,000 in salaries and benefits, $207,000 in the FDIC assessment, $5,000 in telecommunications expense, and $2,000 in office supplies, stationery and printing costs. Included in the $707,000 marketing and advertising costs was a one time expense of $335,000 related to the stock offering withdrawn in the second quarter.

Salaries and employee benefits expense was $5.7 million and $6.5 million for the nine months ended September 30, 2010 and 2009, respectively.  These expenses represented 41.0% and 51.7% of our total noninterest expense for the nine months ended September 30, 2010 and 2009, respectively.  The $786,000 decrease in salaries and employees benefits expense in 2010 compared to 2009 resulted from the net effect of increases of $77,000 in base compensation and $3,000 in additional incentive compensation offset by a decrease of $563,000 in higher benefits cost and $303,000 in stock based compensation related to the voluntary forfeiture of outstanding stock options by employees and directors.

Data processing and related costs increased $45,000, or 12.1%, for the nine months ended September 30, 2010 compared to the same period in 2009.  These expenses were $422,000 and $377,000 for the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, our data processing costs for our core processing system were $382,000 compared to $314,000 for the nine months ended September 30, 2009.

Three Months Ended September 30, 2010 and 2009

We incurred noninterest expense of approximately $3.8 million for the three months ended September 30, 2010 compared to $4.5 million for the three months ended September 30, 2009.  As related to the plan and in effort to reduce expenses, the $728,000 and $198,000 decrease in salaries and benefits and marketing and related costs, respectively, accounted primarily for the decrease in noninterest expense for the three months ended September 30, 2010 compared to the same period in 2009. The remaining difference resulted primarily from increases of $242,000 in other real estate owned, $58,000 in insurance costs, $46,000 in professional fees, $27,000 in data processing costs, $5,000 in postage, $3,000 in occupancy expense, and $2,000 in furniture and equipment expense offset by decreases of $160,000 in FDIC insurance,

$1,000 in office supplies, stationery and printing costs and $51,000 in other expenses.

Salaries and employee benefits expense was approximately $1.7 million and $2.5 million for the three months ended September 30, 2010 and 2009.  These expenses represented 46.1% and 54.5% of our total noninterest expense for the three months ended September 30, 2010 and 2009, respectively.  The $728,000 decrease in salaries and employee benefits expense resulted from the decrease of $618,000 in higher benefits cost, $106,000 in stock based compensation and $5,000 in base compensation offset by an increase of $1,000 in additional incentive compensation.

Data processing and related costs increased approximately $27,000, or 22.1%, for the three months ended September 30, 2010 compared to the same period in 2009.  These expenses were $146,000 and $119,000 for the three months ended September 30, 2010 and 2009, respectively.  During the three months ended September 30, 2010, our data processing costs for our core processing system were $133,000 compared to $110,000 for the three months ended September 30, 2009.

Income Tax Expense

Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, there was no income tax expense or benefit, reflective of establishing a valuation allowance for deferred tax assets previously recorded and currently determined, compared to income tax benefit of $1.9 million for the nine months ended September 30, 2009.  Income taxes are based on effective tax rates of 34.8% for the nine months ended September 30, 2009.  Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at September 30, 2010 will not be realized, and accordingly, has established a valuation allowance.

Three Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010, there was no income tax expense or benefit, reflective of establishing a valuation allowance for deferred tax assets previously recorded and currently determined, compared to income tax expense of $200,000 for the three months ended September 30, 2009.  Income tax was based on effective tax rates of 28.7% for the three months ended September 30, 2009.

Balance Sheet Review

General

At September 30, 2010, we had total assets of $568.3 million, consisting principally of $444.4 million in net loans, $39.7 million in investment securities, $21.7 million in net premises, furniture and equipment, $22.6 million in federal funds sold and $2.5 million in cash and due from banks.  Our liabilities at September 30, 2010 totaled $538.2 million, consisting principally of $471.4 million in deposits, $20.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $27.0 million in FHLB advances and $1.7 million in borrowings related to the ESOP.  At September 30, 2010, our shareholders’ equity was $30.1 million.

During the quarter ended September 30, 2010, the Company continued with its plan to reduce its overall risk profile. Specifically, the goals were to reduce the overall size of the balance sheet, increase our reserves for credit exposure, reduce our dependence on brokered deposits and wholesale funding, position the Company to return to profitability and strengthen the Company and Bank’s capital ratios over the coming periods. As part of the execution of the plan, $184.9 million of investment securities available for sale were sold recognizing a gain of $1.2 million during the second quarter. These gains were used to partially offset the loss of $2.0 million recognized in the extinguishment of $91.0 million of wholesale borrowings. During the third quarter, investment gains of $394,000 were used to accelerate credit actions resulting in net charge-offs of $4.0 million.

Federal Funds Sold

At September 30, 2010, our $22.6 million in short-term investments in federal funds sold on an overnight basis comprised 4.0% of total assets, compared to $12.5 million, or 1.6% of total assets, at December 31, 2009.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions in light of the current economic environment.

Investments

At September 30, 2010, the $39.7 million in our available-for-sale investment securities portfolio represented approximately 7.0% of our total assets compared to $229.8 million, or 29.6% of total assets, at December 31, 2009.  At September 30, 2010, we held government sponsored enterprise and mortgage-backed securities with a fair value of $39.7 million and an amortized cost of $39.3 million for a net unrealized gain of $419,000. We utilize the investment portfolio to provide additional income and to manage liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio to total assets and extinguishing additional wholesale funding liabilities.

Contractual maturities and yields on our investments at September 30, 2010 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available-for-sale:
Government-sponsored enterprises	$—	—%	$—	—%	2,078	4.17%	$—	—%	2,078	4.17%
Mortgage-backed securities	2,591	(2.54)%	—	—%	—	—%	35,065	3.33%	37,656	2.92%
Total	$2,591	(2.54)%	$—	—%	$2,078	4.17%	$35,065	3.33%	$39,734	2.98%

At September 30, 2010, our investments included government sponsored enterprises, which consist of securities issued by the Federal Home Loan Mortgage Corporation with amortized costs of approximately $2.0 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $18.4 million, $16.3 million and $2.6 million, respectively.

At September 30, 2010, the fair value of investments issued by the Federal Home Loan Mortgage Corporation was approximately $2.1 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $18.6 million, $16.4 million and $2.6 million, respectively.

Other nonmarketable equity securities at September 30, 2010 consisted of FHLB stock with a cost of $5.4 million, and other investments of $28,750.

The amortized costs and the fair value of our investments at September 30, 2010 and December 31, 2009 are shown in the following table.

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$2,002	$2,078	$89,774	$88,613
Mortgage-backed securities	37,313	37,656	134,535	133,898
Municipals	—	—	7,319	7,276
Total	$39,315	$39,734	$231,628	$229,787

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the nine months ended September 30, 2010 were $474.0 million compared to $472.0 million for the twelve months ended December 31, 2009.  Gross loans outstanding at September 30, 2010 and December 31, 2009 were $456.1 million and $485.6 million, respectively.

Loans secured by real estate mortgages are the principal component of our loan portfolio.  Most of our real estate loans are secured by residential or commercial property.  We do not generally originate traditional long term residential mortgages for the portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on new loans secured by real estate to the supervisory guideline limit of 85%.  Due to the short time our portfolio has existed, the current mix may not be indicative of our future portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The following table summarizes the composition of our loan portfolio at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$23,729	5.2%	$26,687	5.5%

Real Estate
Mortgage	329,619	72.3%	335,831	69.2%
Construction	99,141	21.7%	118,183	24.3%
Total real estate	428,760	94.0%	454,014	93.5%

Consumer
Consumer	4,116	0.9%	4,985	1.0%

Deferred origination fees, net	(539)	(0.1)%	(131)	(0.0)%

Total gross loans, net of deferred fees	456,066	100.0%	485,555	100.0%
Less — allowance for loan losses	(11,665)		(10,048)
Total loans, net	$444,401		$475,507

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2010:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$10,069	$12,931	$729	$23,729
Real estate	169,424	215,464	43,872	428,760
Consumer	1,228	2,458	430	4,116
Deferred origination fees, net	(505)	(37)	3	(539)
Total gross loans, net of deferred fees	$180,216	$230,816	$45,034	$456,066

Gross loans maturing after one year with:
Fixed interest rates				$149,421
Floating interest rates				126,463
Total				$275,884

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

During the second quarter 2010, we performed an extensive collateral analysis of the highest risk segments of our portfolio and determined based on this analysis that our exposure to continuing declines in collateral values necessitated an increase in our reserves for credit losses, resulting in a provision of $6.2 million. Management updated the analysis through the end of the third quarter.  Our provisions for loan losses in the third quarter amounted to $920,000, bringing the total year to date provision to $10.7 million. Meanwhile, gross charge-offs for the nine months ended September 30, 2010 amounted to $9.2 million compared to $7.7 million for the same period in 2009.

We determine our historical loss ratio by analyzing the most recent four quarters’ losses because we believe this period encompasses the most severe economic downturn and resulting credit losses in recent history.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total.  The total is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below.

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

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2010 and 2009.

	2010	2009
	(dollars in thousands)
Balance, beginning of year	$10,048	$7,635
Charge offs, Commercial and Industrial	(442)	(1,314)
Charge offs, Real Estate Mortgage	(5,450)	(3,003)
Charge offs, Real Estate Construction	(3,031)	(3,282)
Charge offs, Consumer	(308)	(159)
Recoveries, Commercial and Industrial	34	8
Recoveries, Real Estate Mortgage	116	10
Recoveries, Real Estate Construction	24	—
Recoveries, Consumer	4	1
Provision for loan losses	10,670	8,310
Balance, end of period	$11,665	$8,206

Total loans outstanding at end of period	$456,066	$477,464
Allowance for loan losses to gross loans	2.56%	1.72%
Net charge-offs to average loans	1.91%	1.65%

Nonperforming Assets

The following table sets forth our nonperforming assets at September 30, 2010 and December 31, 2009:

	2010	2009
	(dollars in thousands)
Nonaccrual loans	$36,858	$21,295
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	—	—
Total impaired loans	36,858	21,295
Other real estate owned	9,877	6,865
Total nonperforming assets	$46,735	$28,160

Nonperforming assets to total assets	8.22%	3.63%

We had 83 nonperforming loans at September 30, 2010, totaling $36.9 million and 67 nonperforming loans totaling $21.3 million at December 31, 2009, all of which were considered impaired. Included in the nonperforming loans at September 30, 2010 are five loans totaling $1.5 million deemed to be troubled debt restructurings compared to three loans at $4.1 million deemed troubled debt restructurings at December 31, 2009. The decline in loans considered troubled debt restructuring is a result of those loans moving to other real estate owned and subsequently being sold. Of this amount it is anticipated that 62 loans totaling approximately $26.2 million will move to other real estate owned through foreclosure or through our acceptance of a deed in lieu of foreclosure.  An additional nine loans amounting to approximately $7.1 million are expected to be paid in full, and twelve loans totaling approximately $7.1 million will be refinanced either through us or elsewhere.  At September 30, 2010 and December 31, 2009, the allowance for loan losses was $11.7 million and $10.0 million, respectively, or 2.56% and 2.07%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at September 30, 2010 are $16.3 million in real estate construction properties, representing approximately 44.2% of our nonperforming loan total.  In addition, nonperforming loans included $20.1 million in real estate mortgage properties, $437,000 in commercial and industrial loans and $73,000 in consumer related loans, representing approximately 54.4%, 1.2% and 0.2% of the nonperforming loan total, respectively. As a result of the current economic environment, the collateral value of these residential properties likely has declined.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of September 30, 2010, we had 76 loans with a current principal balance of $32.0 million on the watch list compared to 70 loans with a current principal balance of $37.2 million at December 31, 2009.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $7.2 million at September 30, 2010, compared to $10.1 million at December 31, 2009.  At September 30, 2010, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended September 30, 2010 and December 31, 2009, we received approximately $428,000 and $709,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status.  In addition, we held approximately $9.9 million and $6.9 million in other real estate owned at the periods ended September 30, 2010 and December 31, 2009, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  We have chosen to reduce a portion of money market and certificates of deposits that are obtained outside of our market.  The deposits obtained outside of our market area generally have lower rates than rates being offered for similar deposit products in our local market.  We anticipate that the ratio of wholesale deposits to total deposits will decline as our full service banking offices mature. The amount of wholesale deposits was $24.3 million, or 5.2% of total deposits, at September 30, 2010, and $189.9 million, or 32.1% of total deposits, at December 31, 2009. The decrease in brokered deposits was a strategic decision made by management to reduce the overall risk profile of the Company and Bank.  Our loan-to-deposit ratio was 96.8% and 82.1% at September 30, 2010 and December 31, 2009, respectively.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	September 30, 2010		December 31, 2009
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$14,930	—%	$12,516	—%
Interest bearing demand deposits	29,548	1.03%	40,761	1.58%
Savings and money market accounts	209,708	1.42%	197,356	1.70%
Time deposits less than $100,000	181,031	1.88%	214,135	2.85%
Time deposits greater than $100,000	122,336	2.22%	97,918	3.31%
Total deposits	$557,553	1.68%	$562,686	2.37%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Three months or less	$46,294	$21,620
Over three through six months	36,036	44,829
Over six though twelve months	68,827	34,826
Over twelve months	14,144	4,700
Total	$165,301	$105,975

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2010 and the year ended December 31, 2009, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the nine months ended September 30, 2010:
Securities sold under agreement to repurchase	$20,000	3.76%	$60,000	$34,051	2.37%
Advances from FHLB	27,000	2.00%	85,000	50,304	2.84%
Junior subordinated debentures	14,434	5.13%	14,434	14,434	5.06%
ESOP borrowings	1,675	4.50%	2,300	1,894	4.09%
Federal funds purchased	—	—%	—	43	0.58%

At or for the year ended December 31, 2009:
Securities sold under agreement to repurchase	$60,000	1.55%	$72,500	$63,090	1.67%
Advances from FHLB	65,000	3.03%	100,800	91,075	2.55%
Junior subordinated debentures	14,434	4.97%	14,434	14,434	5.36%
ESOP borrowings	2,300	2.25%	2,600	2,480	2.29%
Federal funds purchased	—	—%	—	106	1.12%
Other borrowings	—	—%	—	45	3.99%

Capital Resources

Total shareholders’ equity was $30.1 million at September 30, 2010 and $38.9 million at December 31, 2009.  The difference is attributable to the amount of preferred stock dividend paid of $542,000, additional paid in capital related to the ESOP of $319,000, an increase in the guarantee of ESOP borrowings of $425,000, net of current year reductions, an increase of $1.4 million in the fair value of available-for-sale securities and stock-based compensation expense of $63,000, net of the loss of $9.8 million for the nine month period ended September 30, 2010.  Since our inception, we have not paid any cash dividends on our common shares.

Our board of directors has elected to exercise our right to defer the regularly scheduled quarterly distribution on our $14.4 million in subordinated debentures related to our two outstanding trust preferred security issuances and our regular quarterly cash dividend on our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “TARP Preferred Stock”) issued to the U.S. Treasury Department in connection with our participation in the Treasury’s TARP Capital Purchase Program.

Beginning with our next scheduled payment date of December 30, 2010, we intend to defer the payment of interest on our outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest at a rate per annum equal to the three-month LIBOR plus 1.38%, or 1.913% for the period ended September 30, 2010, for the $8.2 million of trust preferred securities issued in February 2006 and at a current rate of 9.425% for the $6.2 million of trust preferred securities issued in June 2008.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, we will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

Beginning with our next scheduled payment date of November 15, 2010, we intend to defer dividend payments on the TARP Preferred Stock.  We are required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year.  Although we may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	September 30, 2010	December 31, 2009
Return on average assets	(1.88)%	(1.30)%
Return on average equity	(36.95)%	(20.85)%
Equity to assets ratio	5.10%	6.24%

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

To be considered “well capitalized,” the Bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, the Bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, the Company must maintain a minimum Tier 1 leverage ratio of at least 4%.

The following table sets forth the company’s various capital ratios at September 30, 2010 and December 31, 2009.  For all periods, the company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

	September 30,	December 31,
Tidelands Bancshares, Inc.	2010	2009
Leverage ratio	6.87%	6.83%
Tier 1 risk-based capital ratio	8.59%	10.21%
Total risk-based capital ratio	10.83%	11.67%

The following table sets forth the Bank’s various capital ratios at September 30, 2010 and December 31, 2009.  For all periods, the Bank’s capital ratios exceeded the regulatory thresholds to be considered “well capitalized.”

	September 30,	December 31,
Tidelands Bank	2010	2009
Leverage ratio	7.35%	6.59%
Tier 1 risk-based capital ratio	9.18%	9.84%
Total risk-based capital ratio	10.45%	11.10%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2010, unfunded commitments to extend credit were $17.4 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. At September 30, 2010, the Bank had $275,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At September 30, 2010, there were commitments totaling approximately $605,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” and net interest income simulations.  Interest sensitivity gap is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.  Based upon the contractual maturities within a 12-month period shown in the interest sensitivity report at September 30, 2010, our balance sheet is liability sensitive without regards to prepayments.

Approximately 54.7% of our loans were variable rate loans at September 30, 2010 and 84.8% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.  However, gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2010 and December 31, 2009, our liquid assets, which consist of cash and due from banks, amounted to $25.1 million and $15.0 million, or 4.4% and 1.9% of total assets, respectively.  Our available-for-sale securities at September 30, 2010 and December 31, 2009 amounted to $39.7 million and $229.8 million, or 7.0% and 29.6% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $29.3 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities.  In addition, we maintain two federal funds purchased lines of credit with correspondent banks totaling $9.5 million.  We are also a member of the FHLB of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At September 30, 2010, we had $27.0 million in total advances and letters of credit from the FHLB with a remaining credit availability of $118.6 million and an excess lendable collateral value of approximately $9.6 million. In addition, we maintain a line of credit with the Federal Reserve Bank of $36.4 million secured by current loans in our loan portfolio.

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

The following table sets forth information regarding our rate sensitivity, as of September 30, 2010, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$22,560	$—	$—	$—	$22,560
Investment securities	2,638	8,049	14,408	14,639	39,734
Loans	78,981	108,872	204,119	64,094	456,066
Total interest-earning assets	$104,179	$116,921	$218,527	$78,733	$518,360

Interest-bearing liabilities:
Money market and NOW	$42,066	$—	$—	$—	$42,066
Regular savings	126,088	—	—	—	126,088
Time deposits	83,174	179,436	24,107	1,504	288,221
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	—	10,000	10,000	20,000
Advances from Federal Home Loan Bank	—	—	18,000	9,000	27,000
ESOP borrowings	1,675	—	—	—	1,675
Total interest-bearing liabilities	$261,251	$179,436	$52,107	$26,690	$519,484

Period gap	$(157,072)	$(62,515)	$166,420	$52,043	$(1,124)
Cumulative gap	$(157,072)	$(219,587)	$(53,167)	$(1,124)	$(1,124)

Ratio of cumulative gap to total earning assets	(30.30)%	(42.36)%	(10.26)%	(0.22)%	(0.22)%

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 12, 2010	By:	/s/ Robert E. Coffee, Jr.
Robert E. Coffee, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.