Form 10-K
period 2010-12-31
TIDELANDS BANCSHARES INC
filed 2011-03-04
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

         Securities registered under Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $3,715,528 based on the closing sale price of $1.52 per share as reported on the NASDAQ Global Market.

         The number of shares outstanding of the issuer's common stock, as of March 1, 2011 was 4,277,176.

DOCUMENTS INCORPORATED BY REFERENCE

None

 PART I

Item 1.    Description of Business.

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under Item 1A—"Risk Factors" and the following:

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

  •
  our ability to comply with our Consent Order and potential regulatory actions if we fail to comply;

  •
  our ability to maintain appropriate levels of capital, including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums;

  •
  our ability to complete the sale of our loans held for sale, specifically at values equal or above the currently recorded loan balances which would not result in additional writedowns;

  •
  the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

  •
  increased funding costs due to market illiquidity, increased competition for funding, and / or increased regulatory requirements with regard to funding;

  •
  changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

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

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements whether as a result of new information, future events, or otherwise.

General Overview

        We are a South Carolina corporation organized in 2002 to serve as the holding company for Tidelands Bank, a state-chartered banking association under the laws of South Carolina headquartered in Mount Pleasant. We opened Tidelands Bank in October 2003 and operate seven full service banking offices located along the coast of South Carolina. We are primarily engaged in the business of accepting demand, savings and time deposits insured by the FDIC and providing commercial, consumer and mortgage loans to the general public. Since our inception, we have focused on serving the banking needs of professionals, entrepreneurs, small business owners and their family members in our South Carolina coastal markets. As of December 31, 2010, we had total assets of $571.3 million, net loans of $426.2 million, deposits of $481.0 million and shareholders' equity of $23.6 million.

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

        The following table shows key demographic information about our market areas:

Tidelands Bank			Total Market Area
	As of December 31, 2010
								Projected Growth in Median Household Income(5)
			Total Deposits in Market Area(2)
Market Area(1)	Retail Deposits	Net Loans		Deposit Growth(3)	2010 Population(4)	Projected Population Growth(5)	Median Household Income(4)
	($ in millions)
Charleston (4 branches)	$274.8	$326.1	$9.8B	129%	671,833	10.28%	$52,032	13.04%
Hilton Head (1 branch)	$79.9	$37.9	$3.7B	92%	186,450	12.62%	$50,461	13.10%
Myrtle Beach (2 branches)	$122.8	$62.2	$6.7B	98%	343,448	16.90%	$45,414	13.43%

Total	$477.5	$426.2

(1)
The Charleston market area is comprised of Charleston County, Dorchester County and Berkeley County; the Hilton Head market area is comprised of Beaufort County and Jasper County; and the Myrtle Beach market area is comprised of Horry County and Georgetown County.

(2)
Based on FDIC data as of June 30, 2010.

(3)
Based on FDIC data for the period June 30, 2000 through June 30, 2010.

(4)
As of 2010, per SNL Financial.

(5)
Projected for the period 2010-2014; per SNL Financial.

        Since 2008, markets in the United States, including our market areas, have experienced extreme volatility and disruption. According to the National Bureau of Economic Research, the United States entered an economic recession in December 2007. Declining real estate values and rising unemployment levels have strained most sectors of the economy. Although not immune from these economic realties, we believe that the Charleston economy remains diverse and well positioned for recovery. According to the Charleston Metro Chamber of Commerce, each year more than four million people visit Charleston because of its world class shopping and dining and historical attractions. For 18 consecutive years, readers of Condé Nast Traveler magazine honored Charleston as a Top 10 travel destination in the U.S. with the No. 2 slot—topped only by San Francisco. This ranking maintains Charleston's spot as a premier east coast destination.

        Recent economic expansion in the manufacturing sector includes Boeing's plan to build a second final assembly plant for the new 787 Dreamliner. The company broke ground on the 584,000-square-foot facility near its existing factory in early 2010 with assembly production expected to begin in 2011. GE Aviation and the SKF Group, one of the world's largest producers of jet engine bearings, recently opened a new facility in Charleston to manufacture and repair jets. In October 2008, Google opened a new $600 million data center facility in the Charleston area that employees approximately 200 people. In late 2007, DuPont announced a planned $500 million investment at its facility in Berkeley County to significantly expand production of high-performance Kevlar® para-aramid brand fiber for industrial and military uses.

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

        The Myrtle Beach area, also known as South Carolina's Grand Strand, is a 60-mile stretch of coastline extending from the South Carolina state line at Little River (Horry County) south to Pawleys Island (Georgetown County). In recent years, both The Wall Street Journal and Money magazine rated the Grand Strand as one of the nation's top retirement locations. Myrtle Beach was listed in the Top Ten destinations for families looking for a cool and affordable vacation in 2008 by Ask.com. In recent years, the American Automobile Association has ranked the area as the nation's second most popular tourist destination. In 2009, the Myrtle Beach Chamber of Commerce estimated that over 13.7 million people visited the area. Because tourism for the budget conscious traveler plays such a vital role in its local economy, we anticipate that Myrtle Beach will be our slowest market to recover from the recent economic downturn.

        As economic conditions improve, we believe the combination of full-time residents and visitors will continue to support businesses such as real estate development, construction, manufacturing, healthcare and education in our market areas.

Our Strengths

        Since our founding in 2002, we have focused on our core operating strength of relationship banking and have established the necessary infrastructure to support the expansion of our franchise. The cornerstone of our relationship banking model is the hiring and retention of professional banking officers who know their customers and focus on their customers' banking needs. By leveraging our banking officers' experience and personal contacts, we have been able to withstand the difficulties of this economic environment by focusing on building banking relationships with professionals, entrepreneurs, small business owners and their family members in our markets. This relationship banking model enables us to generate both repeat business from existing customers as well as new business from customer referrals.

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

        As we move beyond our seventh anniversary, we have established a community banking franchise consisting of seven full service banking offices in selected markets along the coast of South Carolina. We have been careful to expand by opening new facilities only after we have identified an attractive market and hired experienced local bankers to manage our operations. Six of our seven full service banking offices have opened since April 2007 and, as of December 31, 2010, these offices averaged approximately $60.5 million in retail deposits. During the year ended December 31, 2010, we generated $75.9 million in local retail deposits through our branch network.

        Our goal is to continue to reduce our dependence on wholesale deposits and increase retail deposits in our local markets to fund our future growth. The amount of wholesale deposits was $3.5 million, or 0.7% of total deposits, at December 31, 2010, compared to $189.9 million, or 32.1% of total deposits, at December 31, 2009. Going forward, we believe retail deposit growth will be the primary component of our funding sources. Our retail deposits increased to $477.5 million at December 31, 2010 from $401.6 million at December 31, 2009, and represented 99.3% of our total deposits at December 31, 2010 compared to 67.9% of our total deposits at December 31, 2009.

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

Lending Activities

        General.    We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans. Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. We have focused our lending activities primarily on the professional market, including doctors, dentists, small business owners and commercial real estate developers. At December 31, 2010, we had total loans of $437.7 million, representing 83.1% of our total earning assets. The average loan size was approximately $293,000. As of December 31, 2010, we had 76 nonperforming loans totaling approximately $35.6 million, or 8.1% of total loans. The average size of our non-performing loans at December 31, 2010 was approximately $468,000.

        At December 31, 2010, our loan portfolio and nonperforming assets was comprised of the following:

	Loans		Nonperforming Assets
	Balance December 31, 2010	% of Loans	Non-accrual Loans	Other Real Estate	Total Non-performing Assets
	(dollars in thousands)
Real estate mortgage	$315,181	71.9%	$18,958	$4,991	$23,949
Real estate construction	96,001	21.9%	16,136	6,335	22,471
Commercial and industrial	23,255	5.3%	390	580	970
Consumer	3,775	0.9%	72	—	72

	$438,212	100.0%	$35,556	$11,906	$47,462

        Real Estate Mortgage Loans.    Loans secured by real estate mortgages are the principal component of our loan portfolio. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness and ability to repay the loan. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.

        As of December 31, 2010, loans secured by first or second mortgages on real estate comprised approximately $315.2 million, or 71.9%, of our loan portfolio. These loans will generally fall into one of two categories: residential real estate loans or commercial real estate loans.

        At December 31, 2010, our real estate mortgage loan portfolio and nonperforming assets was comprised of the following:

	Loans			Nonperforming Assets
	Balance December 31, 2010	% of Loan Category	% of Total Loans	Non-accrual Loans	Other Real Estate	Total Non-performing Assets
	(dollars in thousands)
Real Estate Mortgage Loans
Residential Real Estate
Income Producing Properties	$41,048	13.0%	9.4%	$1,421	$3,742	$5,163
Owner-occupied
First Lien	52,673	16.7%	12.0%	2,048	651	2,699
Junior Lien	39,126	12.4%	8.9%	754	480	1,234
Speculative	15,715	5.0%	3.6%	4,073	—	4,073

Total Residential Real Estate	148,562	47.1%	33.9%	8,296	4,873	13,169

Commercial Real Estate
Income Producing Properties	75,348	23.9%	17.2%	8,706	—	8,706
Owner-occupied
First Lien	74,958	23.8%	17.1%	979	118	1,097
Junior Lien	1,415	0.4%	0.3%	31	—	31
Speculative	6,515	2.1%	1.5%	750	—	750
Multi-family	8,383	2.7%	1.9%	196	—	196

Total Commercial Real Estate	166,619	52.9%	38.0%	10,662	118	10,780

Total Real Estate Mortgage Loans	$315,181	100.0%	71.9%	$18,958	$4,991	$23,949

  •
  Residential Real Estate Loans. We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit. With respect to fixed and adjustable rate long-term residential real estate loans with terms of up to 30 years, we typically only originate these loans for third-party investors. At December 31, 2010, residential real estate mortgage loans amounted to $148.6 million, or 33.9% of our loan portfolio. Included in these loans was $91.8 million, or 61.8% of our residential real estate loan portfolio, in first and second mortgages on individuals' homes, of which $39.1 million, or 26.3% of our residential real estate loan portfolio, was in home equity loans. At December 31, 2010, non owner-occupied loans amounted to $56.8 million, or 38.2% of our residential real estate portfolio, of which $41.0 million, or 27.6% of our residential real estate portfolio, was in income producing properties. At December 31, 2010, our residential real estate loans balances ranged from approximately $1,000 to $4.3 million, with an average loan balance of approximately $263,000. The majority of these loans are made on owner-occupied properties. The non owner-occupied loans had an average size of approximately $272,000. At the inception of the loan, we generally limit the loan-to-value ratio on our residential real estate loans to 85%. At December 31, 2010, our owner-occupied residential real estate secured by first and second mortgages ranged up to approximately $3.3 million, with an average balance of approximately $258,000. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less and we generally limit the extension of credit to less than 90% of the available equity of each property, although in certain exceptions we may extend up to 100% of the available equity.

  •
  Commercial Real Estate Loans. At December 31, 2010, commercial real estate mortgage loans amounted to $166.6 million, or approximately 38.0% of our loan portfolio. Included in these loans was $76.4 million, or 45.8% of our commercial real estate loan portfolio, in first and second liens. At December 31, 2010, non owner-occupied loans amounted to $90.2 million, or 54.2% of our commercial real estate portfolio, of which $75.3 million, or 45.2% of our commercial real estate portfolio, was in income producing properties. At December 31, 2010, the outstanding balances on individual commercial real estate loans ranged from approximately $1,000 to $4.8 million. The non owner-occupied loans ranged from approximately $10,000 to $4.8 million, with an average size of approximately $843,000. At December 31, 2010, our owner-occupied commercial real estate loans secured by first and second mortgages ranged from approximately $1,000 to $4.2 million, with an average balance of approximately $583,000. We maintain loan relationships in excess of this size but have participated credits to correspondent banks to reduce our exposure to single large lending relationships. The average commercial real estate loan balance was approximately $700,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower's cash flow exceeds 125% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

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

        We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 85%. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower's cash flow.

        At December 31, 2010, our real estate construction loans and nonperforming assets amounted to $96.0 million, or 21.9% of our total loan portfolio, and were comprised of the following:

	Loans			Nonperforming Assets
	Balance December 31, 2010	% of Loan Category	% of Total Loans	Non- accrual Loans	Other Real Estate	Total Non- performing Assets
	(dollars in thousands)
Real Estate Construction Loans
Residential
Land
R/E Vacant Land—Commercial	$11,598	12.1%	2.6%	$5,354	$658	$6,012
R/E Vacant Land—Consumer	340	0.4%	0.1%	—	—	—
R/E Lot Loan—Commercial	170	0.2%	0.1%	—	773	773
R/E Lot Loan—Consumer	1,005	1.0%	0.2%	64	—	64
Speculative	44,681	46.5%	10.2%	4,022	3,141	7,163

Total Land	57,794	60.2%	13.2%	9,440	4,572	14,012

Construction
Owner-occupied
R/E Pre-sold—Commercial	136	0.1%	0.0%	—	—	—
R/E Res—Consumer	3,687	3.9%	0.8%	496	—	496
Speculative
R/E Speculative—Commercial	1,554	1.6%	0.4%	—	190	190
R/E Speculative—Consumer	—	—%	—%	—	—	—

Total Construction	5,377	5.6%	1.2%	496	190	686

Total R/E Residential Construction	63,171	65.8%	14.4%	9,936	4,762	14,698

Commercial
Land
Vacant Land	274	0.3%	0.1%	—	171	171
Speculative	27,109	28.2%	6.2%	6,200	1,402	7,602
Construction
Owner-occupied	3,234	3.4%	0.7%	—	—	—
Speculative	2,213	2.3%	0.5%	—	—	—

Total R/E Commercial Construction	32,830	34.2%	7.5%	6,200	1,573	7,773

Total Real Estate Construction	$96,001	100.0%	21.9%	$16,136	$6,335	$22,471

        Residential land loans are made to both commercial entities and consumer borrowers for the purpose of financing land upon which to build a residential home. At December 31, 2010, total real estate construction loans ranged from approximately $11,000 to $3.7 million, with an average balance of approximately $378,000.

        Residential land loans are reclassified as residential construction loans once construction of the residential home commences. These loans are further categorized as (i) pre-sold commercial, which is a loan to a commercial entity with a pre-identified buyer for the finished home, (ii) owner-occupied consumer, which is a loan to an individual who intends to occupy the finished home and (iii) non owner-occupied commercial (speculative), which is a loan to a commercial entity intending to lease or sell the finished home. At December 31, 2010, residential land loans ranged from approximately $11,000 to $2.8 million, with an average balance of approximately $325,000. At December 31, 2010, residential construction loans ranged from approximately $25,000 to $2.8 million, with an average balance of approximately $317,000.

        Commercial land loans are made to commercial entities for the purpose of financing land upon which to build a commercial project. These loans are for projects that typically involve small and medium sized single and multi-use commercial buildings. At December 31, 2010, these loans ranged from approximately $45,000 to $3.7 million, with an average balance of approximately $559,000.

        Commercial construction loans are made to the borrower for the purpose of financing the construction of a commercial development. These loans are further categorized depending on whether the borrower intends to occupy the finished development (owner-occupied) or whether the borrower intends to lease or sell the finished development (non owner-occupied). At December 31, 2010, these loans ranged from approximately $209,000 to $2.0 million, with an average balance of approximately $908,000.

        Commercial and Industrial Loans.    At December 31, 2010, these loans amounted to $23.3 million, or 5.3% of our total loan portfolio. At December 31, 2010, outstanding balances on these loans ranged from $1,000 to $1.1 million, with an average loan balance of approximately $98,000. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas. These loans are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

        We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration's ("SBA") 7(a) program and SBA's 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2010, we had not originated any small business loans utilizing government enhancements.

        Consumer Loans.    At December 31, 2010, consumer loans amounted to $3.8 million, or 0.9% of our loan portfolio. At December 31, 2010, the outstanding balance on our individual consumer loans ranged up to approximately $475,000, with an average loan balance of approximately $19,000. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

        Loan Portfolio Composition.    We provide loans for various uses, including commercial and residential real estate, business purposes, personal use, home improvement, automobiles, as well as letters of credit and home equity lines of credit. Historically, we have had a concentration of commercial real estate and acquisition, development and construction loans. Our strategy going forward is to diversify our loan portfolio by focusing on increases in our owner-occupied lending. We will also strive to continue to limit the amount of our loans to any single customer. At December 31, 2010, we had approximately 1,500 loans, with an average loan balance of approximately $293,000. As of December 31, 2010, our 10 largest customer loan relationships represented approximately $67.3 million, or 15.4% of our loan portfolio. We believe that operating in three separate and distinct market areas along the South Carolina coast will provide long-term loan portfolio diversification. At December 31,

2010, our loan portfolio was positioned within our major markets as follows: Charleston—76.4%; Myrtle Beach—14.8%; Hilton Head—8.8%. As market conditions improve, we believe that the diversity of economic activity in our primary markets will tend to mitigate economic volatility, which, together with the variety of purposes for which we make loans, will reduce our risks of loss.

        Underwriting.    When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our veteran bankers' intimate knowledge of our markets. We have a disciplined approach to underwriting and focus on multiple sources of repayment, including personal guarantees. Our underwriting standards vary for each type of loan. While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of bank capital, or $44.7 million at December 31, 2010. As such, $109.8 million, or 25.1%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 107 loans totaling approximately $42.6 million as of the dates of renewal had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of capital. At December 31, 2010, $58.7 million of our commercial loans, or 137.6% of the bank's capital, exceeded the supervisory loan-to-value ratio. The exceptions are approved based on a combination of debt service ability, liquidity and overall balance sheet strength of the borrower. The frequency of pre-approved exceptions has decreased due to the erosion in potential borrowers' balance sheet strength, liquidity and income due to the current economic conditions. We expect this declining trend to continue while economic conditions remain recessionary. Recently, however, we have experienced an increase in unintended loan-to-value exceptions in existing bank loans due to updated appraisals on loans, where the value of the applicable collateral, has decreased.

        Loan Approval.    Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be reviewed by an officer with a higher lending authority. Between the Chief Executive Officer, Senior Credit Officer and Chief Credit Officer, any two may combine their authority to approve credits up to $1.5 million. If the loans exceed $1.5 million, then a loan committee comprised of Mr. Coffee and four outside directors may approve the loans up to 10% of the bank's capital and surplus. All loans in excess of this lending limit will be submitted for approval to the entire board of directors of the bank. We do not make any loans to any director, executive officer, or principal shareholder, and the related interests of each, of the bank unless the loan is approved by the disinterested members of the board of directors of the bank and is on terms not more favorable to such person than would be available to a similarly situated person not affiliated with the bank.

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

        We believe that our robust credit administration and risk management programs that we implemented at the portfolio level have allowed us to identify problem areas and respond quickly, decisively, and more aggressively than some of our peer institutions. In response to the deteriorating economic conditions, we took several steps during the first quarter of 2009 to improve credit administration. We designated a special assets officer to manage problem loans, instituted weekly meetings between senior credit managers and regional executives to discuss action plans for past due credits, and initiated monthly criticized/classified asset meetings between executive management and all lending officers. At the monthly criticized/classified asset meetings, specific action plans are discussed with respect to each loan rated "special mention" or worse. We have also aggressively pursued updated appraisals, and where appropriate, modified loan terms to facilitate continued performance of the credit.

        Lending Limits.    Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. This limit will increase or decrease as the bank's capital increases or decreases. Based upon the capitalization of the bank at December 31, 2010, our legal lending limit was approximately $7.0 million. Even though our legal lending limit was $7.0 million, we maintained an internal lending limit of $5.2 million. Historically, we have been able to sell participations in our larger loans to other financial institutions, which has allowed us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits. In the current economic environment, however, it has been difficult to sell participations to other financial institutions. We expect to sell participations only on a limited basis going forward.

Deposit Products

        We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas. In addition, we offer certain retirement account services, such as IRAs. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our branch infrastructure will assist us in obtaining retail deposits from local customers in the future. Although our total deposits decreased by $110.6 million, our retail deposits increased by $75.9 million from $401.6 million at December 31, 2009 to $477.5 million at December 31, 2010 as we reduced our use of wholesale funding. Our retail deposits at December 31, 2010 were 99.3% of our total deposits compared to 67.9% of our total deposits at December 31, 2009.

        The following table shows our deposit mix at December 31, 2010 and December 31, 2009:

	At December 31, 2010		At December 31, 2009		Year-Over-Year Change
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage	Average Rate at December 31, 2010
	(dollars in thousands)
Retail Deposits
Noninterest bearing demand deposits	$14,574	3.0%	$16,971	2.9%	$(2,397)	(14.1)%	—%
Interest bearing demand deposits	26,474	5.5%	29,688	5.0%	(3,214)	(10.8)%	0.98%
Savings and money market accounts	142,644	29.7%	160,773	27.2%	(18,129)	(11.3)%	1.49%
Time deposits less than $100,000	117,503	24.4%	89,944	15.2%	27,559	30.6%	2.34%
Time deposits greater than $100,000	176,293	36.7%	104,257	17.6%	72,036	69.1%	2.51%

Total Retail Deposits	477,488	99.3%	401,633	67.9%	75,855	18.9%	1.87%

Wholesale Deposits
Savings and money market accounts	—	—%	76,817	13.0%	(76,817)	(100.0)%	0.92%
Time deposits less than $100,000	3,505	0.7%	111,381	18.8%	(107,876)	(96.9)%	1.35%
Time deposits greater than $100,000	—	—%	1,718	0.3%	(1,718)	(100.0)%	—%

Total Wholesale Deposits	3,505	0.7%	189,916	32.1%	(186,411)	(98.2)%	1.20%

Total Deposits	$480,993	100.0%	$591,549	100.0%	$(110,556)	(18.7)%	1.72%

Other Banking Services

        We also offer other bank services including safe deposit boxes, traveler's checks, direct deposit, United States Savings Bonds and banking by mail. We are associated with the Cirrus, Master-Money, Pulse and Subswitch ATM networks, which are available to our customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association is critical to our success. In addition, we offer courier deposit service for commercial customers and banking hours, from 8:30 a.m. to 5:00 p.m. daily. We also offer internet banking services, bill payment services and cash management services, along with remote deposit capture, ACH origination and mobile banking. We currently exercise trust powers as trustee for the Tidelands Bancshares, Inc. Employee Stock Ownership Plan, but do not expect to exercise retail trust powers during our next few years of operation.

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

        As of June 30, 2010, there were 29 financial institutions other than us in the Charleston market area, 28 in the Myrtle Beach market area and 25 in the Hilton Head market area. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, Wells Fargo, Carolina First Bank and South Carolina Bank & Trust. These institutions offer some services, such as extensive and established branch networks and trust services, which we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

        As of December 31, 2010, we had 82 full-time employees and 3 part-time employees.

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

        On December 28, 2010, the bank entered into a consent order (the "Consent Order") with Federal Deposit Insurance Corporation (the "FDIC") and the South Carolina State Board of Financial Institutions (the "State Board"). The Board of Directors and management of the Bank have been aggressively working to address the findings of the exam and will continue to work to comply with all the requirements of the Consent Order.

        The Consent Order requires the Bank to, among other things, take the following actions: establish a board committee to monitor and coordinate compliance with the Consent Order; ensure that the Bank has competent management in place; develop an independent assessment of the Bank's management and staffing needs; achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days and establish a capital plan that includes a contingency plan to sell or merge the Bank; implement a plan addressing liquidity, contingency funding, and asset liability management; implement a program designed to reduce the Bank's exposure in problem assets; develop a three year strategic plan; adopt an effective internal loan review and grading system; adopt a plan to reduce concentrations of credit; implement a policy to ensure the adequacy of the Bank's allowance for loan and lease losses; implement a written plan to improve and sustain the Bank's earnings; revise, adopt and implement a written asset/liability management policy to provide effective guidance and control over the Bank's funds management activities; develop a written policy for managing interest rate risk; not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without prior regulatory approval; not accept, renew, or rollover any brokered deposits unless it is in compliance with regulatory requirements and adopt a plan to eliminate reliance on brokered deposits; limit asset growth to 10% per year; adopt an employee compensation plan after undertaking an independent review of compensation paid to all the Bank's senior executive officers; and address various violations of law and regulation cited by the FDIC.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions. Please refer to Management's Discussion and Analysis or Plan of Operation for a discussion of regulatory updates in the section entitled, "Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises."

Tidelands Bancshares, Inc.

        We own 100% of the outstanding capital stock of the bank, and therefore we are required to be registered as a bank holding company under the federal Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and its regulations promulgated thereunder. As a bank holding company located in South Carolina, the South Carolina State Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

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

        As a bank holding company we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

        Change in Control.    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

        Source of Strength.    In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. If the bank were to become "undercapitalized" (see below "Tidelands Bank—Prompt Corrective Action"), we would be required to provide a guarantee of the bank's plan to return to capital adequacy. Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

        Capital Requirements.    The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are essentially the same as those that apply to the bank and are described below under "Tidelands Bank—Prompt Corrective Action." Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends depends on the bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in "Tidelands Bank—Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

        South Carolina State Regulation.    As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the State Board. We are not required to obtain the approval of the State Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the State Board's approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Tidelands Bank

        The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the State Board and the FDIC. Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each non-retirement depositor (though December 31, 2013) and $250,000 for certain retirement-account depositors.

        The State Board and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

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

        The State Board requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The State Board also requires the bank to prepare quarterly reports on the bank's financial condition in compliance with its minimum standards and procedures.

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

        Prompt Corrective Action.    As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

  •
  Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater,

    (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  •
  Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

  •
  Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

  •
  Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

  •
  Critically Undercapitalized—The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

        If the FDIC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions apply governing the rate the bank may be permitted to pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the "national rate" paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The "national rate" is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the "national rate" can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

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

        As of December 31, 2010, the bank was deemed to be "adequately capitalized." As further described below, the bank entered into a Consent Order, effective December 28, 2010, with the FDIC and the State Board which, among other things, requires the bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days from the effective date of the Consent Order. As of December 31, 2010, the bank was not considered to be in compliance with the minimum capital requirements established in the Consent Order.

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

        Branching.    Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the State Board. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

        Finance Subsidiaries.    Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

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

        Enforcement Powers.    The bank and its "institution-affiliated parties," including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,375,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Anti-Money Laundering.    Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

        USA PATRIOT Act.    The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

        Under the USA PATRIOT Act, the Federal Bureau of Investigation ("FBI") can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control.    The Office of Foreign Assets Control ("OFAC"), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

        Privacy and Credit Reporting.    Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the bank's policy not to disclose any personal information unless required by law.

        Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act") authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Payment of Dividends.    A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the State Board prior to the payment of any other cash dividends. In addition, under the Federal Deposit Insurance Corporation Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized. As described further below, on December 28, 2010, the bank entered into the Consent Order with the FDIC and the State Board which, among other things, prohibits the Bank from declaring or paying any dividends or making any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.

        Check 21.    The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

  •
  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

        Effect of Governmental Monetary Policies.    Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

        Due to the large number of recent bank failures, and the FDIC's new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution's assessment base for the second quarter of 2009. In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund. The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution. We did not request exemption from the prepayment requirement. During

2010, we expensed $1.4 million in deposit insurance. The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011.

        FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the first quarter of 2010, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank's deposit insurance.

        Proposed Legislation and Regulatory Action.    New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 1A.    Risk Factors.

        Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

We have become subject to a consent order that will require us to take certain actions.

        On June 1, 2010, the FDIC and the State Board conducted their annual joint examination of the bank. As a result of the examination, the bank entered into a Consent Order, effective December 28, 2010, with the FDIC and the State Board, which contains, among other things, a requirement that our bank achieve and maintain minimum capital requirements that exceed the minimum regulatory capital ratios for "well capitalized" banks. Under this enforcement action, the bank may no longer accept, renew, or roll over brokered deposits. In addition, under the Consent Order, we are required to obtain FDIC approval before making certain payments to departing executives and before adding new directors or senior executives. Our regulators have considerable discretion in whether to grant required approvals, and no assurance can be given that such approvals would be forthcoming. In addition, we are required to take certain other actions in the areas of capital, liquidity, asset quality, and interest rate risk management, as well as to file periodic reports with the FDIC and the State Board regarding our progress in complying with the Consent Order. Any material failure to comply with the terms of the Consent Order could result in further enforcement action by the FDIC. While we intend to take such actions as may be necessary to comply with the requirements of the Consent Order and subsequent FDIC guidance, we may be unable to comply fully with the deadlines or other terms of the Consent Order. For further discussion of the Consent Order, please see below.

Our bank may become subject to a federal conservatorship or receivership if it cannot comply with the Consent Order, or if its condition continues to deteriorate.

        As noted above, the bank executed a Consent Order with the FDIC and the State Board. The Consent Order requires the Bank to, among other things, implement a plan to achieve and maintain minimum capital requirements. The condition of our loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete our capital and other financial resources. Should we fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer a continued deterioration in our financial condition, we may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver. If these events occur, we probably would suffer a complete loss of the value of our ownership interest in the bank and we subsequently may be exposed to significant claims by the FDIC. Federal conservatorship or receivership would also result in a complete loss of your investment.

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

        Beginning in the second half of 2007 and continuing through 2010, the financial markets were beset by significant volatility associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets. The volatility has been exacerbated by a significant decline in the value of real estate in our coastal markets. As of December 31, 2010, approximately 71.9% of our loans were secured by real estate mortgages. The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A further weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability, asset quality and ultimately our capital levels. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder's equity could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction lending.

        Commercial real estate, commercial and industrial and construction lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2010, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate—38.0%, commercial and industrial—5.3%, residential construction—14.4%, and commercial construction—7.5%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

        Commercial and industrial loans are typically based on the borrowers' ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.

        Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing, and the builder's ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

        Commercial real estate, commercial and industrial and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

        As of December 31, 2010, our outstanding commercial real estate loans were equal to 436% of our total capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

        In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds. As of December 31, 2010, we had 76 loans on nonaccrual status totaling approximately $35.6 million, and our allowance for loan loss was $11.5 million. For the year ended December 31, 2010, we recorded $16.3 million as a provision for loan losses, compared to $14.7 million in 2009. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

Recent legislation and administrative actions authorizing the U.S. government to take direct actions within the financial services industry may not stabilize the U.S. financial system.

        Under the EESA, which was enacted on October 3, 2008, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the CPP, the U.S. Treasury committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions. The EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009, which was recently permanently increased to $250,000 under the Dodd-Frank Act.

        On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP. In addition, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.

        On July 21, 2010, the President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S. The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and provisions designed to protect consumers in financial transactions. Regulatory agencies will implement new regulations in the future which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation's effect on banks. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity, and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

  •
  a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

  •
  increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

  •
  the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

  •
  the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

        Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that followed the sub-prime mortgage crisis that commenced in 2007, including the Financial Stability Program adopted by the U.S. Treasury. We cannot predict the actual effects of EESA, ARRA, the Dodd-Frank Act, and various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, or on us. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

        Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2011. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

Because of our participation in the Treasury Department's Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives and other employees.

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

        We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Pursuant to the Consent Order, the bank is required to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days. As of December 31, 2010, the bank is not in compliance with the capital requirements established in the Consent Order. We may at some point need to raise additional capital to comply with the Consent Order, support our operations, and protect against any further deterioration in our loan portfolio. In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so. We may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

        All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators. Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers, before closing a loan, to take certain steps that vary depending on the type and amount of the loan. These steps include making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans. Loans that do not fully comply with our loan policies are known as "exceptions." While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions. Interagency guidelines for real estate lending policies allow institutions to originate loans in excess of the supervisory loan to value limits, however, the aggregate amount of such loans should not exceed 100% of total capital.

        As of December 31, 2010, approximately $109.8 million of our loans, or 257.1% of our bank's capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 107 loans totaling approximately $42.6 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of a bank's capital. At December 31, 2010, $58.7 million of our commercial loans, or 137.6% of our bank's capital, exceeded the supervisory loan to value ratio. As of December 31, 2010, approximately 12.1% of the loans in our portfolio included collateral exceptions to our loan policies, which exceeds the 10% suggested by regulatory guidance. As a result of these exceptions, those loans may have a higher risk of loss than the other loans in our portfolio that fully comply with our loan policies. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice. Although we have taken steps to reduce the number of exceptions in our loan portfolio, we may not be successful in reducing the number of exceptions in our loan portfolio.

Our net interest income could be negatively affected by changes in interest rates, recent developments in the credit and real estate markets and competition in our primary market area.

        As a financial institution, our earnings significantly depend upon our net interest income, which is the difference between the income that we earn on interest-earning assets, such as loans and investment securities, and the expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve's fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and net income.

        The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008. Rates remained steady for 2010. On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates. Approximately 53.6% of our loans were variable rate loans at December 31, 2010. The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates. However the interest that we earn on our assets may not change in the same amount or at the same rates as the interest rates we must pay on our sources of funds. Accordingly, increases in interest rates may reduce our net interest income due to increasing costs of funds. In addition, an increase in interest rates may decrease the demand for loans. Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

        Increased nonperforming loans and the decrease in interest rates reduced our net interest income during 2010 and could cause additional pressure on net interest income in future periods. This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market areas. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Higher FDIC Deposit Insurance premiums and assessments that we are required to pay could have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

        As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Due to the large number of recent bank failures, and the FDIC's new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution's assessment base for the second quarter of 2009. In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund, unless the FDIC exempted the institution from the prepayment requirement upon a determination that the prepayment would adversely affect the safety and soundness of the institution. We did not request exemption from the prepayment requirement. During 2010, we expensed $1.4 million in deposit insurance.

        In February 2011, the FDIC approved two rules that amend the deposit insurance assessment regulations. The first rule implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

        Although we cannot predict what the insurance assessment rates will be in the future, further deterioration in either risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Liquidity risks could affect operations and jeopardize our financial condition.

        The goal of liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities and withdrawals, and other cash commitments under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this goal, our asset/liability committee establishes liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding sources.

        Liquidity is essential to our business. An inability to raise funds through traditional deposits, borrowings, the sale of securities or loans, issuance of additional equity securities, and other sources could have a substantial negative impact on our liquidity. Our access to funding sources in amounts adequate to finance our activities and with terms acceptable to us could be impaired by factors that impact us specifically or the financial services industry in general. Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, a change in our status from well-capitalized to adequately capitalized, or regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as the current disruption in the financial markets and negative views and expectations about the prospects for the financial services industry as a result of the continuing turmoil and deterioration in the credit markets.

        Traditionally, the primary sources of funds of our bank subsidiary have been customer deposits and loan repayments. As of December 31, 2010, we had brokered deposits of $3.5 million, representing 0.73% of our total deposits, of which $1.9 million are scheduled to mature in the first quarter of 2011. Because of the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. We must find other sources of liquidity to replace these deposits as they mature. Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks. The bank's credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are adequately capitalized, we are required to pledge additional collateral for FHLB advances.

        We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances. We cannot provide assurances that access to our cash and cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal, and we diversify cash, due from banks, and federal funds sold among counterparties to minimize exposure relating to any one of these entities. We routinely review the financials of our counterparties as part of our risk management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the correspondent financial institutions fail.

        Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to use such funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

        There can be no assurance that our sources of funds will be adequate for our liquidity needs, and we may be compelled to seek additional sources of financing in the future. Specifically, we may seek additional debt in the future to achieve our business objectives. There can be no assurance that additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. Bank and holding company stock prices have been negatively impacted by the recent adverse economic conditions, as has the ability of banks and holding companies to raise capital or borrow in the debt markets. If additional financing sources are unavailable or not available on reasonable terms, our business, financial condition, results of operations, cash flows, and future prospects could be materially adversely impacted.

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

        The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. Customer loyalty can be easily influenced by a competitor's new products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

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

        We are limited in the amount we can loan a single borrower by the amount of the bank's capital. Our legal lending limit is 15% of the bank's capital and surplus, or $7.0 million at December 31, 2010. Our internal lending limit was $5.2 million at December 31, 2010. This is significantly less than the limit for our larger competitors and may affect our ability to seek relationships with larger businesses in our market areas. We have been able to sell participations in our larger loans to other financial institutions, which has allowed us to meet the lending needs of our customers requiring extensions of credit in excess of these limits. In the current economic environment, however, it has been difficult to sell participations to other financial institutions. We expect to sell participations only on a limited basis going forward.

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

        The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which we summarize in our Annual Report on Form 10-K for the year ended December 31, 2010, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider "critical" because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures. For example, material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

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

        Since our inception, we have not paid any cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. However, the ability of our bank to pay cash dividends to our holding company is currently prohibited by the restrictions of the Consent Order with the State Board and the FDIC. Even if we decide to pay cash dividends in the future and our regulators permit us to do so, our ability to do so will be limited by the regulatory restrictions described in the following sentence, by the bank's ability to pay cash dividends to us based on its capital position and profitability, and by our need to maintain sufficient capital to support the bank's operations. The ability of the bank to pay cash dividends to us is limited by its obligations to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to South Carolina state banks and banks that are regulated by the FDIC. If we do not satisfy these regulatory requirements, we will be unable to pay cash dividends on our common stock.

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

        The ownership interest of the existing holders of our common stock will be diluted to the extent the CPP Warrant is exercised. The shares of common stock underlying the warrant represent approximately 11.8% of the shares of our common stock outstanding as of March 1, 2011 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant will not be bound by this restriction.

The holders of our junior subordinated debentures have rights that are senior to those of our common shareholders.

        We have supported our continued growth through the issuance of trust preferred securities from two special purpose trusts and an accompanying sale of $14.4 million junior subordinated debentures to these trusts. We have conditionally guaranteed payments of the principal and interest on the trust preferred securities of these trusts. We must make payments on the junior subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have exercised our right to defer distributions on the junior subordinated debentures (and the related trust preferred securities), during which time we cannot pay any dividends on our common stock.

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

Type of Office	Location	Year Opened	Total Retail Deposits as of December 31, 2010	Leased or Owned
Main Office	875 Lowcountry Boulevard in Mount Pleasant, South Carolina	2004	$94,597,000	Leased
Summerville Branch Office	1510 Trolley Road in Summerville, South Carolina	2007	$49,931,000	Owned
Myrtle Beach Branch Office	1312 Professional Drive in Myrtle Beach, South Carolina	2007	$66,828,000	Leased
Park West Branch Office—Mount Pleasant	1100 Park West Blvd. in Mount Pleasant, South Carolina	2007	$21,888,000	Owned
West Ashley Branch Office—Charleston	946 Orleans Road in Charleston, South Carolina	2007	$49,963,000	Leased
Bluffton Branch Office	52 Burnt Church Road in Bluffton, South Carolina	2008	$79,863,000	Leased
Murrells Inlet Branch Office	11915 Plaza Drive in Murrells Inlet, South Carolina	2008	$55,989,000	Leased
Operations Center	840 Lowcountry Boulevard in Mount Pleasant, South Carolina	2007	N/A	Owned
Corporate Headquarters	830 Lowcountry Boulevard in Mount Pleasant, South Carolina	Under Construction(1)	N/A	Leased
Okatie Crossing Branch Site	15 Baylor Brooke Drive in Bluffton, South Carolina	Construction Pending	N/A	Owned

(1)
Estimated remaining construction costs are approximately $739,000.

Item 3.    Legal Proceedings.

        Neither the company nor the bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the company or the bank.

Item 4.    (Removed and Reserved).

 PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

        In connection with our public offering in October 2006, our common stock was approved for listing on The NASDAQ Global Market under the symbol "TDBK." Prior to October 2006, our common stock was quoted on the OTC Bulletin Board under the symbol "TDBK.OB." As of December 31, 2010, we had approximately 465 shareholders of record.

        The following table shows the reported high and low closing prices for shares of our common stock published by NASDAQ beginning with the first quarter of 2009.

	High	Low
2010
Fourth Quarter	$1.40	$1.00
Third Quarter	1.84	1.00
Second Quarter	2.64	0.96
First Quarter	3.96	2.50
2009
Fourth Quarter	$4.24	$2.80
Third Quarter	3.40	2.75
Second Quarter	3.90	2.80
First Quarter	4.10	2.50

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. However, the ability of our bank to pay cash dividends to our holding company is currently prohibited by the restrictions of the Consent Order with the State Board and the FDIC. Even if we decide to pay cash dividends in the future and our regulators permit us to do so, our ability to do so will be limited by the regulatory restrictions described in the following sentence, by the bank's ability to pay cash dividends to us based on its capital position and profitability, and by our need to maintain sufficient capital to support the bank's operations. As a South Carolina state bank, Tidelands Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital. If and when cash dividends are declared, they will be largely dependent upon our earnings, financial condition, business projections, general business conditions, statutory and regulatory restrictions and other pertinent factors. Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

        In addition, the CPP Purchase Agreement provides that before December 19, 2011, unless we have redeemed the Series T Preferred Stock or the Treasury has transferred the Series T Preferred Stock to a third party, we must obtain the consent of the Treasury to declare or pay any dividend or make any distribution on our common stock.

        Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures. As of December 31, 2010, we had approximately $14.4 million of junior subordinated debentures outstanding. Beginning with the forth quarter 2010 payment, we have elected to defer our payments on the junior subordinated debentures. We have the right to defer payment of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters. If we defer, or fail to make, interest payments on the junior subordinated debentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures.

Equity Compensation Plan Information

        The following table sets forth the equity compensation plan information at December 31, 2010. All stock option information has been adjusted to reflect all prior stock splits and dividends. During the year ended December 31, 2010, all options that had been previously granted were voluntarily forfeited by each employee, officer and director grantee.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans(c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	—	—	782,007
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	782,007

(1)
The number of shares available for issuance under our 2004 Stock Incentive Plan automatically increases each time we issue additional shares of stock so that the total number of shares issuable under the plan at all times equal 20% of the then outstanding shares of stock.

Item 6.    Selected Financial Data.

        Not applicable

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Our discussion and analysis for the years ended December 31, 2010, 2009 and 2008 is based on our audited financial statements for such periods. The following discussion describes our results of operations for the year ended December 31, 2010 as compared to December 31, 2009 and 2008, and also analyzes our financial condition as of December 31, 2010 as compared to December 31, 2009.

Overview

        We were incorporated in January 2002 to organize and serve as the holding company for Tidelands Bank. As of December 31, 2010, we had total assets of $571.3 million, loans of $437.7 million, deposits of $481.0 million, and shareholders' equity of $23.6 million.

        The following table sets forth selected measures of our financial performance for the periods indicated.

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Net loss available to common shareholders	$(16,504)	$(11,183)	$(4,955)
Total assets	571,290	775,412	715,182
Total net loans	426,229	474,990	454,332
Total deposits	480,993	591,549	561,225
Shareholders' equity	23,643	38,925	51,959

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

        We have included a number of tables to assist in our description of these measures. For example, the "Average Balances, Income and Expenses, and Rates" tables show for the periods indicated the average balance for each category of our assets and liabilities, as well as the average yield we earned or the average rate we paid with respect to each category. A review of these tables show that our loans historically have provided higher interest yields than our other types of interest-earning assets, which is why we have invested a substantial percentage of our earning assets into our loan portfolio. Similarly, the "Rate/Volume Analysis" tables help demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included "Interest Sensitivity Analysis" tables to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

        There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. In the "Loans" and "Allowance for Loan Losses" sections, we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

        In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the "Noninterest Income" and "Noninterest Expense" sections.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

        Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than three years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

  •
  The Emergency Economic Stabilization Act of 2008 ("EESA"), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013.

  •
  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

  •
  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the "TARP") Capital Purchase Program (the "CPP") that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable.

  •
  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the "TLGP"), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

  •
  The Transaction Account Guarantee Program ("TAGP"), which provided unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 15 to 25 basis points fee (annualized), according to the institution's risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place; and

  •
  The Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012. Issuers electing to participate would pay a 75 basis point fee for the guarantee. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") described below, the voluntary TAGP program ended in December 31, 2010, and all institutions are required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012.

      There will not be a separate assessment for this as there was for institutions participating in the TAGP program.

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

    •
    A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy "toxic assets" from financial institutions; and

    •
    Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

  •
  On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury. These new limits are in place until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury's consultation with the recipient institution's appropriate regulatory agency.

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

  •
  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds ("PPIFs") to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, "Legacy Securities"). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers. As of September 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100% by Treasury, representing $14.7 billion of total equity capital. The U.S. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

  •
  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

  •
  In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

    The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

  •
  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

  •
  Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

    •
    Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

    •
    Provide mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

    •
    Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund ("DIF"), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

    •
    Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions.

    •
    Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

    •
    Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

    •
    Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

  •
  Internationally, both the Basel Committee on Banking Supervision (the "Basel Committee") and the Financial Stability Board (established in April 2009 by the Group of Twenty ("G-20") Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system ("Basel III"). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the Framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

  •
  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the "Act"). The Small Business Lending Fund (the "SBLF"), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the

    U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution's common stock. The application deadline for participating in the SBLF is March 31, 2011. We do not currently plan to participate in the SBLF.

  •
  In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.

    The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC's goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

  •
  In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio ("DRR") to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC's comprehensive, long-range management plan for the DIF.

  •
  In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

        On December 19, 2008, as part of the TARP CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the "CPP Purchase Agreement") with the Treasury Department, pursuant to which we sold (i) 14,448 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Series T Preferred Stock") and (ii) a warrant (the "CPP Warrant") to purchase 571,821 shares of our common stock for an aggregate purchase price of $14,448,000 in cash.

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

        Although the TAGP expired on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest-bearing transaction accounts. This deposit insurance mandate created by the Dodd-Frank Act took effect on December 31, 2010, and will continue through December 31, 2012. The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP. Although the TAGP and the Dodd-Frank Act

establish unlimited deposit insurance for certain types of non-interest-bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts or IOLTAs and will be funded through general FDIC assessments, not special assessments.

        From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the company or the bank could have a material effect on the business of the company.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of December 31, 2010.

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

Recent Regulatory Development

        On June 1, 2010, the FDIC and the State Board conducted their annual joint examination of the Bank. As a result of the examination, the Bank entered into a Consent Order, effective December 28, 2010 (the "Consent Order"), with the FDIC and the State Board. The Consent Order requires the Bank to, among other things, take the following actions:

  •
  Establish, within 60 days from the effective date of the Consent Order, a board committee to monitor compliance with the Consent Order, consisting of at least four members of the board, three of whom shall not be officers of the Bank;

  •
  Develop, within 60 days from the effective date of the Consent Order, a written management plan that addresses specific areas in the Joint Report of Examinations dated as of June 1, 2010;

  •
  Notify the supervisory authorities in writing of the resignation or termination of any of the Bank's directors or senior executive officers and provide prior notification and approval for any new directors or senior executive officers;

  •
  Achieve and maintain, within 150 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets;

  •
  Establish, within 60 days from the effective date of the Consent Order, a written capital plan to include a contingency plan in the event the Bank fails to maintain minimums, submit an acceptable capital plan as required by the Consent Order, or implement or adhere to the capital plan to which supervisory authorities have taken no objections. Such contingency plan must include a plan to sell or merge the Bank. The Bank must implement the contingency plan upon written notice from the Regional Director;

  •
  Adopt and implement, within 60 days from the effective date of the Consent Order, a written plan addressing liquidity, contingency funding, and asset liability management.

  •
  Eliminate, within 30 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified "Loss," and during the Consent Order, within 30 days of receipt of any Report of Examination, eliminate by collection, charge-off, or other proper entry, the remaining balance of any assets classified as "Loss" and 50% of those assets classified "Doubtful";

  •
  Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce the Bank's risk exposure in relationships with assets in excess of $500,000 criticized as "Substandard" in the Report of Examination. The plan must require a reduction in the aggregate balance of assets criticized as "Substandard" in accordance with the following schedule: (i) within 180 days, a reduction of 25% in the balance of assets criticized "Substandard; (ii) within 360 days, a reduction of 45% in the balance of assets criticized "Substandard; (iii) within 540 days, a reduction of 60% in the balance of assets criticized "Substandard; and (iv) within 720 days, a reduction of 70% in the balance of assets criticized "Substandard."

  •
  Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, "Loss," and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, "Substandard," and is uncollected, unless the Bank's board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank;

  •
  Prepare and submit, within 90 days from the effective date of the Order, a plan consisting of long term goals designed to improve the condition of the Bank and its viability, and strategies for achieving those goals. The plan must cover minimum of three years and provide specific objectives for asset growth, market focus, earnings projections, capital needs, and liquidity position.

  •
  Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank's loan portfolio in order to identify and categorize the Bank's loans, and other extensions of credit which are carried on the Bank's books as loans, on the basis of credit quality;

  •
  Perform, within 60 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank's concentrations of credit and develop a written plan to reduce any segment of the portfolio which the supervisory authorities deem to be an undue concentration of credit in relation to Tier 1 capital;

  •
  Review and establish, within 60 days from the effective date of the Consent Order, a policy to ensure the adequacy of the Bank's allowance for loan and lease losses, which must provide for a review of the Bank's allowance for loan and lease losses at least once each calendar quarter;

  •
  Formulate and implement, within 60 days from the effective date of the Consent Order, a written plan to improve and sustain Bank earnings, which shall include (i) goals and strategies for improving and sustaining earnings; (ii) major areas and means by which to improve operating performance; (iii) realistic and comprehensive budget; (iv) budget review process to monitor income and expenses to compare with budgetary projections; (v) operating assumptions forming the basis for, and adequately support, major projected income and expense components; and (vi) coordination of the Bank's loan, investment, and operating policies and budget and profit planning with the funds management policy. The written plan must be evaluated at the end of each calendar quarter and record results and any actions taken by the Board in minutes;

  •
  Revise, adopt and implement, within 60 days of the effective date of the Consent Order, the Bank's written asset/liability management policy to provide effective guidance and control over the Bank's funds management activities, which shall also address all items of criticism set forth in the Joint Report of Examinations in June 2010;

  •
  Develop and implement, within 60 days of the effective date of the Consent Order, a written policy for managing interest rate risk in a manner that is appropriate to the size of the Bank and the complexity of its assets. The policy shall comply with the Joint Inter-Agency Policy Statement on Interest Rate Risk;

  •
  Eliminate or correct, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of FDIC guidelines and statements of policy described in the Joint Report of Examinations in June 2010;

  •
  Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities;

  •
  Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b), and, within 60 days of the effective date of the Consent Order, submit a written plan to the supervisory authorities for eliminating reliance on brokered deposits;

  •
  Limit asset growth to 10% per annum;

  •
  Adopt, within 60 days of the effective date of the Consent Order, an employee compensation plan after undertaking an independent review of compensation paid to all the Bank's senior executive officers, as defined at Section 301.101(b) of the FDIC Rules and Regulations;

  •
  Furnish, within 30 days from the end of the first quarter following the effective date of the Consent Order, and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

        Although we intend to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order. Failure to meet these requirements would result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.

Results of Operations

Income Statement Review

Summary

        Our net loss available to common shareholders was approximately $16.5 million for the year ended December 31, 2010, compared to losses of $11.2 million and $5.0 million for the years ended December 31, 2009 and 2008, respectively. The pre-tax loss for the year ended December 31, 2010 was $15.6 million compared to $6.9 million and $7.7 million for the years ended December 31, 2009 and 2008, respectively. We recorded provisions for loan losses of $16.3 million, $14.7 million and $4.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, there was no income tax expense or benefit, reflective of establishing a valuation allowance for deferred tax assets previously recorded and currently determined, compared to a $3.4 million tax charge in 2009 and $2.7 million tax benefit in 2008. Despite a net loss before income tax, the increase in tax expense for the year ended December 31, 2009 was a result of the company providing for a $5.6 million deferred tax valuation allowance based on our evaluation of the likelihood of our ability to utilize net operating losses in the near term.

        In comparing December 31, 2010 and 2009, net interest income before provision expense decreased $572,000, noninterest income decreased from $6.3 million for the year ended December 31, 2009 to $1.6 million for the year ended December 31, 2010 while noninterest expense increased $1.9 million. The decrease in noninterest income is primarily attributable to $3.1 million decrease in gains on securities available for sale and a charge of $2.0 million in the extinguishment of $91.0 million of wholesale borrowings. Noninterest expense increased in 2010 primarily as a result of the $1.8 million increase in other real estate owned expenses. From 2008 to 2009, net interest income before provision expense increased $3.6 million, noninterest income increased from a loss of $2.8 to a gain of $6.2 million, and noninterest expense increased $1.8 million. Noninterest expense increased in 2009 primarily as a result of the $1.0 million increase in the FDIC assessment and $1.2 million increase in loan related expenses.

Net Interest Income

        During 2010, we undertook a strategy to significantly reduce the asset size of the company. Reducing total assets by $202.1 million during the year also had significant impact on the components of our net interest income on a comparative basis. While loans have been reduced by $47.3 million, investment securities by $172.5 million, deposits by $110.5 million and borrowings by $78.7 million, the corresponding levels of income and expense have been reduced accordingly.

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio has historically been the primary driver of the increase in net interest income. During the year ended December 31, 2010, our loan portfolio decreased $47.3 million compared to an increase of $23.6 million for December 31, 2009. We anticipate any growth in loans will drive the growth in assets and the growth in net interest income once economic conditions improve. However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

        Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments. At December 31, 2010, loans represented 76.6% of total assets, while securities and federal funds sold represented 15.3% of total assets. While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

        At December 31, 2010, retail deposits represented $477.5 million, or 87.8% of total funding, which includes total deposits plus borrowings. Borrowings represented $63.1 million, or 11.6% of total funding, and wholesale deposits represented $3.5 million, or 0.6% of total funding. We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits. Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. We operate seven full service banking offices located along the South Carolina coast. Although we anticipate that our full service banking offices will assist us in meeting these objectives, we believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings. However, we believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

        In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Net interest income decreased $572,000 as the result of a decrease in investment portfolio revenue of $5.2 million, a decline in loan revenue of $1.3 million partially offset by a decrease in funding costs of $5.9 million as compared to the prior period. For the years ended December 31, 2010, 2009 and 2008, average interest-earning assets exceeded average interest-bearing liabilities by $8.0 million, $15.0 million, and $18.2 million, respectively.

        The impact of the Federal Reserve's interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings. The net interest margin increased to 2.80% during the year ended December 31, 2010, as a result of the bank reducing the rate and volume of interest bearing liabilities. We believe the stress being exerted on our balance sheet and consequently our earnings is the result of the current economic environment. Our net interest margins for the years ended December 31, 2010, 2009 and 2008 were 2.80%, 2.45% and 2.50%, respectively.

Years Ended December 31, 2010, 2009 and 2008

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the three years ended December 31, 2010, 2009 and

2008, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Earning assets:
Interest bearing balances	$1,886	$24	1.26%	$2,440	$3	0.11%	$251	$5	2.04%
Federal funds sold	27,043	66	0.24%	9,573	26	0.27%	17,123	281	1.64%
Taxable investment securities	125,756	4,850	3.86%	248,568	9,922	3.99%	119,238	6,805	5.71%
Non-taxable investment securities	939	37	4.02%	3,760	148	3.95%	7,172	287	4.00%
Loans receivable(1)	467,951	24,170	5.17%	472,025	25,513	5.40%	433,629	27,379	6.31%

Total earning assets	623,575	29,147	4.67%	736,366	35,612	4.84%	577,413	34,757	6.02%

Nonearning assets:
Cash and due from banks	4,914			11,984			3,863
Mortgage loans held for sale	479			986			510
Premises and equipment, net	20,560			19,054			19,099
Other assets	31,289			27,828			18,844
Allowance for loan losses	(12,046)			(8,367)			(4,889)

Total nonearning assets	45,196			51,485			37,427

Total assets	$668,771			$787,851			$614,840

Interest-bearing liabilities:
Interest bearing transaction accounts	$29,044	285	0.98%	$40,761	643	1.58%	$28,576	723	2.53%
Savings & money market	193,512	2,637	1.36%	197,356	3,357	1.70%	173,471	4,806	2.77%
Time deposits less than $100,000	166,797	3,160	1.89%	214,135	6,100	2.85%	203,217	8,624	4.24%
Time deposits greater than $100,000	135,009	2,774	2.05%	97,918	3,246	3.31%	63,180	2,635	4.17%
Securities sold under repurchase agreement	30,514	794	2.60%	63,090	1,053	1.67%	35,187	1,258	3.58%
Advances from FHLB	44,430	1,208	2.72%	91,075	2,326	2.55%	40,915	1,436	3.51%
Junior subordinated debentures	14,434	730	5.06%	14,434	774	5.36%	11,493	724	6.30%
ESOP borrowings	1,839	77	4.20%	2,480	57	2.29%	2,774	116	4.17%
Federal funds purchased	34	1	0.58%	106	1	1.12%	187	8	4.25%
Other borrowings	—	—	—%	45	2	3.99%	220	12	5.53%

Total interest-bearing liabilities	615,613	11,666	1.90%	721,400	17,559	2.43%	559,220	20,342	3.64%

Noninterest-bearing liabilities:
Demand deposits	14,988			12,516			12,272
Other liabilities	4,060			4,734			3,391
Shareholders' equity	34,110			49,201			39,957

Total liabilities and shareholders' equity	$668,771			$787,851			$614,840

Net interest income		$17,481			$18,053			$14,415

Net interest spread			2.77%			2.41%			2.38%

Net interest margin			2.80%			2.45%			2.50%

(1)
Includes nonaccruing loans

        Our net interest spread was 2.77%, 2.41% and 2.38% for the years ended December 31, 2010, 2009 and 2008, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

        The net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin for the years ended December 31, 2010, 2009 and 2008 was 2.80%, 2.45% and 2.50%, respectively. During 2010, interest-earning assets averaged $623.6 million, compared to $736.4 million in 2009 and $577.4 million in 2008. During the same periods, average interest-bearing liabilities were $615.6 million, $721.4 million and $559.2 million, respectively.

        Net interest income, the largest component of our income, was $17.5 million, $18.1 million and $14.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in 2010 was a result of a lower volume in interest earning assets while in comparison, the increase in 2009 resulted from the net effect of higher levels of both average earning assets and interest-bearing liabilities, rather than from an increase in the net interest spread.

        The $572,000 decrease in net interest income for the year ended December 31, 2010, compared to the same period in 2009, resulted from a $5.2 million decrease in investment portfolio revenue, $1.3 million in declining loan revenue, partially offset by a $5.9 million decrease in funding costs. The $3.6 million increase in net interest income for the year ended December 31, 2009, compared to the same period in 2008, resulted from a $3.1 million increase in investment portfolio revenue, which offset declining loan revenue, and a $2.8 million decrease in funding costs.

        Interest income for the year ended December 31, 2010 was $29.1 million, consisting primarily of $24.2 million on loans, $4.9 million on investments and interest bearing balances, and $66,000 on federal funds sold. Interest income for the year ended December 31, 2009 was $35.6 million, consisting primarily of $25.5 million on loans, $10.1 million on investments and interest bearing balances, and $26,000 on federal funds sold. Interest income for the year ended December 31, 2008 was $34.8 million, consisting primarily of $27.4 million on loans, $7.1 million on investments and interest bearing balances, and $281,000 on federal funds sold. Interest and fees on loans represented 82.9%, 71.6% and 78.8%, of total interest income for the years ended December 31, 2010, 2009 and 2008, respectively. Income from investments, federal funds sold and interest bearing balances represented 17.1%, 28.4% and 21.2%, of total interest income for the years ended December 31, 2010, 2009 and 2008, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 75.0%, 64.1% and 75.1% of average interest-earning assets for the years ended December 31, 2010, 2009 and 2008, respectively.

        During 2010, we continued to shift our focus towards local retail deposits and away from deposits that are considered brokered funds. In addition, under the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. Although local funds are more expensive than wholesale funds, the interest rate environment allowed us to reduce our dependence on wholesale funding and yet decrease our overall cost of funding by $5.9 million. Interest expense for the year ended December 31, 2010 was approximately $11.7 million, consisting primarily of $8.9 million related to deposits, $1.2 million related to FHLB advances, $794,000 related to securities sold under repurchase agreements, $730,000 related to junior subordinated debentures, $77,000 related to ESOP borrowings and $1,000 federal funds purchased and other borrowings. Interest expense for the year ended December 31, 2009 was approximately $17.6 million, consisting primarily of $13.3 million related to deposits, $2.3 million related to FHLB advances, $1.1 million related to securities sold under repurchase agreements, $774,000 related to junior subordinated debentures, $57,000 related to ESOP borrowings and $3,000 federal funds purchased and other borrowings. Interest expense for the year ended December 31, 2008 was approximately $20.3 million, consisting primarily of $16.8 million related to deposits, $1.4 million related to FHLB advances, $1.3 million related to securities sold under repurchase agreements, $724,000 related to junior subordinated debentures, $116,000 related to ESOP borrowings and $20,000 federal funds purchased and other borrowings. Interest expense on deposits for the years ended December 31, 2010, 2009 and 2008 represented 75.9%, 76.0% and 82.5%, respectively, of total interest expense, while interest expense on borrowings represented 24.1%, 24.0% and 17.5%, respectively, of total interest expense. During the year ended December 31, 2010, average interest-bearing liabilities were lower by $105.8 million than for the same period in 2009, while other borrowings and federal funds purchased averaged $117,000 lower, FHLB advances averaged $46.6 million lower, ESOP borrowings averaged $641,000 lower and securities sold under repurchase agreement averaged $32.6 million lower than for the same period ended December 31, 2009.

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

	Year Ended December 31, 2010 vs. December 31, 2009				Year Ended December 31, 2009 vs. December 31, 2008
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(220)	$(1,133)	$10	$(1,343)	$2,424	$(3,942)	$(349)	$(1,867)
Taxable investment securities	(4,903)	(336)	167	(5,072)	7,381	(2,045)	(2,219)	3,117
Non-taxable investment securities	(111)	3	(3)	(111)	(136)	(4)	2	(138)
Federal funds sold	47	6	10	63	(124)	(235)	104	(255)
Interest bearing balances	(1)	(1)	—	(2)	45	(5)	(42)	(2)

Total interest income	(5,188)	(1,461)	184	(6,465)	9,590	(6,231)	(2,504)	855

Interest expense
Deposits	(626)	(4,054)	190	(4,490)	2,929	(5,424)	(946)	(3,441)
Junior subordinated debentures	—	(43)	—	(43)	185	(108)	(28)	49
Advances from FHLB	(1,191)	151	(77)	(1,117)	1,761	(392)	(480)	889
Securities sold under repurchase agreements	(15)	47	(12)	20	998	(671)	(532)	(205)
Federal funds purchased	(1)	(1)	—	(2)	(3)	(6)	2	(7)
ESOP borrowings	(543)	588	(304)	(259)	(12)	(52)	5	(59)
Other borrowings	(2)	(2)	2	(2)	(10)	(3)	3	(10)

Total interest expense	(2,378)	(3,314)	(201)	(5,893)	5,848	(6,656)	(1,976)	(2,784)

Net interest income	$(2,810)	$1,853	$385	$(572)	$3,742	$425	$(528)	$3,639

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations. We review our loan portfolio monthly to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under "Balance Sheet Review—Provision and Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        Included in the statement of operations for the years ended December 31, 2010, 2009 and 2008 is a noncash expense related to the provision for loan losses of approximately $16.3 million, $14.7 million and $4.7 million, respectively. The allowance for loan losses was approximately $11.5 million, $10.0 million and $7.6 million, as of December 31, 2010, 2009 and 2008, respectively. The allowance for loan losses as a percentage of gross loans was 2.61% at December 31, 2010, 2.07% at December 31, 2009 and 1.65% at December 31, 2008. At December 31, 2010, we had 76 nonperforming loans totaling approximately $35.6 million compared to 67 loans totaling $21.3 million at December 31, 2009. For the year ended December 31, 2010, net charge offs totaled approximately $14.8 million compared to approximately $12.3 million for 2009 and approximately $1.2 million for 2008.

Noninterest Income (Loss)

        The following table sets forth information related to our noninterest income:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Service fees on deposit accounts	$46	$42	$36
Residential mortgage origination fees	233	356	349
Origination income on mortgage loans sold	25	49	34
Gain on sale of investment securities	1,742	4,857	510
Loss on extinguishment of debt	(1,620)	—	—
Other service fees and commissions	544	522	362
Bank owned life insurance	558	521	484
Other than temporary impairment on securities available for sale	—	—	(4,596)
Other than temporary impairment on nonmarketable equity securities	—	(123)	—
Other	51	48	33

Total noninterest income (loss)	$1,579	$6,272	$(2,788)

        Noninterest income for the year ended December 31, 2010 was approximately $1.6 million, a decrease of $4.7 million, compared to noninterest income of $6.2 million during the same period in 2009. The decrease was attributable to a decrease in gains on sales of investment securities of $3.1 million and loss on extinguishment of debt of $1.6 million incurred during the second quarter of 2010 as we executed on our strategic plan to reduce the asset size of the bank. Noninterest income for the year ended December 31, 2009 was approximately $6.3 million, an increase of $9.1 million, compared to noninterest loss of $2.8 million during the same period in 2008. The increase was attributable to an increase in gains on sales of investment securities of $4.3 million in 2009 compared to an other than temporary impairment of $4.6 million incurred during the same period in 2008. Noninterest income (loss) for the year ended December 31, 2008 was approximately $2.8 million. The loss was attributable to the impairment of the bank's preferred stocks in Federal National Mortgage Association ("FNMA" or "Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac"). As a result of recent actions by the U.S. Treasury Department and the Federal Housing Finance Agency, effective in the third quarter of 2008, we recorded a pretax, non-cash impairment charge of $4.6 million for the other-than-temporary impairment ("OTTI") of its investments in perpetual preferred securities issued by Fannie Mae and Freddie Mac.

        Residential mortgage origination fees consist primarily of mortgage origination fees we receive on residential loans funded and closed by a third party. Residential mortgage origination fees were $233,000, $356,000 and $349,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease of $123,000 in 2010 related primarily to a decrease in volume in the mortgage department. Origination income on mortgage loans sold includes the interest income collected on mortgage payments prior to selling these loans to investors. We received $25,000 of origination income on mortgage loans sold in 2010, compared to $49,000 in 2009 and $34,000 in 2008. We anticipate that the level of mortgage origination fees will remain consistent if the mortgage refinancing business and economic conditions do not improve. Further, changes in state law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $46,000, $42,000 and $36,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The additional $4,000 and $6,000 in income for 2010 and 2009, respectively, resulted from the larger number of customer accounts. Similarly, other service fees, commissions and the fee income received from customer non-sufficient funds ("NSF") transactions increased $22,000 to $544,000 for the year ended December 31, 2010 when compared to the same period in 2009. Other service fees, commissions, and the fee income received from customer NSF transactions increased $160,000 to $522,000 for the year ended December 31, 2009 and increased $169,000 to $362,000 for the year ended December 31, 2008. The increase is attributed to the growing number of customers to whom we provide financial services.

        An additional $37,000 in noninterest income was primarily attributable to the income received from bank owned life insurance for the years ended December 31, 2010 and 2009. Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $51,000, $48,000 and $33,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Noninterest Expense

        The following table sets forth information related to our noninterest expense.

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Salaries and benefits	$7,260	$7,806	$8,322
Occupancy	1,611	1,574	1,423
Furniture and equipment expense	887	855	735
Other real estate owned expense	2,570	750	3
Professional fees	1,693	1,234	1,180
Advertising and marketing	750	462	750
Insurance	314	200	200
FDIC assessment	1,391	1,441	484
Data processing and related costs	618	498	448
Telephone	191	199	162
Postage	37	21	23
Office supplies, stationery and printing	93	100	151
Other loan related expense	272	552	94
Other	678	766	640

Total noninterest expense	$18,365	$16,458	$14,615

        We incurred noninterest expense of $18.4 million for the year ended December 31, 2010, compared to $16.5 million for the year ended December 31, 2009, and $14.6 million for the year ended December 31, 2008. For the year ended December 31, 2010, the $1.8 million increase in other real estate owned expenses and $459,000 increase in other professional fees primarily accounted for the increase in noninterest expense compared to the same period in 2009. For the year ended December 31, 2010, the remaining differences resulted primarily from increases of $288,000 in marketing costs, $120,000 in data processing, $114,000 in insurance expense, $37,000 in occupancy expense, $32,000 in furniture and equipment expense, $16,000 in postage, offset by a decrease of $546,000 in salaries and benefits expense, $280,000 in other loan related expense, $7,000 in office supplies stationary and printing, $50,000 in FDIC assessments, $8,000 in telephone expense and $88,000 in other expenses. Included in the $750,000 marketing and advertising costs was a one time expense of $335,000 related to the stock offering withdrawn in the second quarter of 2010.

        For the year ended December 31, 2009, the $1.2 million increase in other loan related expenses and other real estate owned expenses and $1.0 million increase in the FDIC assessment primarily accounted for the increase in noninterest expense compared to the same period in 2008. For the year ended December 31, 2009, the remaining differences resulted primarily from increases of $151,000 in occupancy expense, $120,000 in furniture and equipment expense, $54,000 in professional fees, $50,000 in data processing and $110,000 in other expenses, offset by a decrease of $516,000 in salaries and benefits expense and $288,000 in marketing costs.

        In 2005, management committed to the expansion of the bank's branch network, including the construction of new facilities in the Charleston, Hilton Head and Myrtle Beach markets. Due to the variable timing associated with the construction projects, the new facility construction projects during 2008 coincided with projects that were begun in 2006. Accordingly, occupancy expenses were $1.4 million and $1.6 million for years ended 2008 and 2009, respectively. During 2010, occupancy expenses remained steady at $1.6 million. These branch locations provide increased visibility and new customer traffic to the bank. With these new customers, both loan and deposit accounts increase, and additional revenue is generated through interest income on loans and service charges on deposit accounts.

        Salary and benefit expense was $7.3 million, $7.8 million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Salaries and benefits represented 39.5%, 47.4% and 56.9% of our total noninterest expense for the years ended December 31, 2010, 2009 and 2008, respectively.

        The $546,000 decrease in salaries and benefits expense in 2010 compared to 2009 resulted from the net effect of increases of $147,000 in base compensation and $2,000 in additional incentive compensation offset by a decrease of $303,000 in other benefits cost and $392,000 in stock based compensation related to the voluntary forfeiture of outstanding stock options by employees and directors. The $516,000 decrease in salaries and benefits expense in 2009 compared to 2008 resulted primarily from decreases of $276,000 in base compensation and $245,000 in stock compensation expense offset by an increase of $5,000 in benefits costs.

        Data processing and related costs were $618,000, $498,000 and $448,000 for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, our data processing costs for our core processing system were $566,000 compared to $426,000 for the year ended December 31, 2009 and $347,000 for the year ended December 31, 2008. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions, all of which have grown commensurate with the overall growth of the bank's assets and liabilities.

        For the year ended December 31, 2010, there was no income tax expense or benefit, reflective of establishing a valuation allowance for deferred tax assets previously recorded and currently determined, compared to income tax expense of approximately $3.4 million for the year ended December 31, 2009 and an income tax benefit of $2.7 million for the year ended December 31, 2008. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at December 31, 2010 will not be realized, and accordingly, has established a valuation allowance.

Balance Sheet Review

General

        At December 31, 2010, we had total assets of $571.3 million, consisting principally of $437.7 million in loans, $58.0 million in investment securities, $24.1 million in federal funds sold, $22.4 million in net premises, furniture and equipment, $14.4 million in bank owned life insurance, $11.9 million in other real estate owned and $3.7 million in cash and due from banks. Our liabilities at December 31, 2010 totaled $547.6 million, consisting principally of $481.0 million in deposits, $20.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $27.0 million in FHLB advances, and $1.6 million in borrowings related to the ESOP. At December 31, 2010, our shareholders' equity was $23.6 million.

        During the quarter ended June 30, 2010, we executed on our plan to reduce our overall risk profile. Specifically, the goals were to reduce the overall size of the balance sheet, increase our reserves for credit exposure, reduce our dependence on brokered deposits and wholesale funding, position ourselves to return to profitability and strengthen our capital ratios over the coming periods. As part of the execution of the plan, we sold $184.9 million of investment securities available for sale, recognizing a gain of $1.2 million. These gains were used to partially offset the loss of $2.0 million recognized in the extinguishment of $91.0 million of wholesale borrowings.

Federal Funds Sold

        At December 31, 2010, our $24.1 million in short-term investments in federal funds sold on an overnight basis comprised 4.2% of total assets, compared to $12.5 million, or 1.6% of total assets, at December 31, 2009. We continue to monitor our short-term liquidity and closely manage our overnight cash positions in light of the current economic environment.

Investments

        At December 31, 2010, the $58.0 million in our available for sale investment securities portfolio represented approximately 10.1% of our total assets, compared to $229.8 million, or 29.6% of total assets, at December 31, 2009. We held U.S. government agency securities, securities of government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $58.0 million and an amortized cost of $58.4 million representing a net unrealized loss of $409,000. During 2010, we utilized the investment portfolio to provide additional income and to absorb liquidity. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing additional wholesale funding liabilities.

        Contractual maturities and yields on our investments at December 31, 2010 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government-sponsored enterprises	$—	—%	$—	—%	$2,053	4.17%	$—	—%	$2,053	4.17%
Mortgage-backed securities	4,266	(6.94)%	—	—%	—	—%	51,637	3.16%	55,903	2.39%

Total	$4,266	(6.94)%	$—	—%	$2,053	4.17%	$51,637	3.16%	$57,956	2.45%

        At December 31, 2010, our investments included Government sponsored enterprises, which consist of securities issued by the Federal Home Loan Mortgage Corporation with amortized costs of approximately $2.0 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $17.2 million, $14.7 million and $24.5 million, respectively.

        At December 31, 2010, the fair value of investments issued by the Federal National Mortgage Association was approximately $2.1 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $16.9 million, $14.5 million and $24.5 million, respectively.

        Other nonmarketable equity securities at December 31, 2010 consisted of Federal Home Loan Bank stock with a cost of $5.2 million and other investments of approximately $29,000.

        The amortized costs and the fair value of our investments at December 31, 2010, 2009 and 2008 are shown in the following table.

	December 31, 2010		December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
Government-sponsored enterprises	$2,001	$2,053	$89,774	$88,613	$61,106	$62,215
Mortgage-backed securities	56,364	55,903	134,535	133,898	102,615	104,167
Municipals	—	—	7,319	7,276	5,595	5,388

Total	$58,365	$57,956	$231,628	$229,787	$169,316	$171,770

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2010 and 2009 were $468.0 million and $472.0 million, respectively. Gross loans outstanding at December 31, 2010 and 2009 were $437.7 million and $485.0 million, respectively.

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

        The following table summarizes the composition of our loan portfolio:

	2010		2009		2008		2007		2006
	(dollars in thousands)
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial and industrial	$23,255	5.3%	$26,687	5.5%	$27,443	6.0%	$24,350	6.2%	$24,631	9.0%
Real Estate
Mortgage	315,181	72.0%	335,831	69.2%	268,500	58.1%	204,068	52.2%	124,715	45.7%
Construction	96,001	21.9%	118,183	24.4%	161,298	34.9%	159,815	40.8%	122,210	44.7%

Total real estate	411,182	93.9%	454,014	93.6%	429,798	93.0%	363,883	93.0%	246,925	90.4%

Consumer
Consumer	3,775	0.9%	4,985	1.0%	4,936	1.1%	3,467	0.9%	1,901	0.7%

Total gross loans	438,212	100.1%	485,686	100.1%	461,177	100.1%	391,700	100.1%	273,457	100.1%

Deferred origination fees, net	(524)	(0.1)%	(648)	(0.1)%	(210)	(0.1)%	(350)	(0.1)%	(247)	(0.1)%

Total gross loans, net of deferred fees	437,688	100.0%	485,038	100.0%	461,967	100.0%	391,350	100.0%	273,210	100.0%

Less—allowance for loan losses	(11,459)		(10,048)		(7,635)		(4,158)		(3,467)

Total loans, net	$426,229		$474,990		$454,332		$387,192		$269,743

Maturities and Sensitivity of Loans to Changes in Interest Rates

        The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2010:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$10,872	$11,745	$638	$23,255
Real estate	163,115	206,087	41,980	411,182
Consumer	1,004	2,383	388	3,775
Deferred origination fees, net	(501)	(22)	(1)	(524)

Total gross loans, net of deferred fees	$174,490	$220,193	$43,005	$437,688

Gross loans maturing after one year with:
Fixed interest rates				$138,139
Floating interest rates				125,082

Total				$263,221

Allowance for Loan Losses and Provisions

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

        We also track our portfolio and analyze loans grouped by call report categories. The first step in this process is to risk grade each and every loan in the portfolio based on a common set of parameters. These parameters include debt to worth, liquidity of the borrower, net worth, experience in a particular field and other factors. Weight is also given to the relative strength of any guarantors on the loan. We have retained an independent consultant to review the loan files on a test basis to confirm the loan grade assigned to the loan.

        After risk grading each loan, we then use fourteen qualitative factors to analyze the trends in the portfolio. These fourteen factors include both internal and external factors. The internal factors considered are the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio's categories, current nonaccrual and problem loan trends, the quality of our loan review system, policy exceptions, value of underlying collateral and other factors which include insurance shortfalls, loan fraud and unpaid tax risk. The external factors considered are regulatory and legal factors and the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources. A quantitative value is assigned to each of the fourteen internal and external factors, which, when added together, creates a net qualitative weight. The net qualitative weight is then added to the minimum loss ratio. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio. As a result, an increased loss ratio will result in a higher allowance for loan loss. For example, as general economic and business conditions decline, this qualitative factor's quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant). Similarly, positive trends in the loan portfolio, such as an improvement in general economic and business conditions, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight (assuming all other qualitative factors remain constant). These factors are reviewed and updated by the Bank's Senior Risk Committee on a quarterly basis to arrive at a consensus for our qualitative adjustments.

        Our methodology for determining our historical loss ratio is to analyze the most recent four quarters' losses because we believe this period encompasses the most severe economic downturn and resulting credit losses in recent history. The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above. Once the qualitative adjustments are made, we refer to the final amount as the total factor. The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

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

        Periodically, we adjust the amount of the allowance based on changing circumstances. We recognize loan losses to the allowance and add back subsequent recoveries. In addition, on a quarterly basis we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles for the institutions. We would only consider further adjustments to our allowance for loan losses based on this review of peers if our allowance was significantly different from our peer group. To date, we have not made any such adjustment. There can be no assurance that loan charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial and residential real estate markets in our market areas.

        The following table summarizes the activity related to our allowance for loan losses.

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Balance, beginning of year	$10,048	$7,635	$4,158	$3,467	$2,245
Provision for loan losses	16,260	14,745	4,665	1,025	1,222
Charge offs, Commercial and Industrial	(498)	(1,519)	(313)	(116)	—
Charge offs, Real Estate Mortgage	(8,651)	(5,629)	(756)	—	—
Charge offs, Real Estate Construction	(5,699)	(5,104)	(73)	(218)	—
Charge offs, Consumer	(311)	(204)	(47)	(1)	—
Recoveries, Commercial and Industrial	36	12	1	1	—
Recoveries, Real Estate Mortgage	184	57	—	—	—
Recoveries, Real Estate Construction	86	53	—	—	—
Recoveries, Consumer	4	2	—	—	—

Balance, end of year	$11,459	$10,048	$7,635	$4,158	$3,467

Total loans outstanding at end of period	$437,688	$485,038	$461,967	$391,350	$273,210
Allowance for loan losses to gross loans	2.61%	2.07%	1.65%	1.06%	1.27%
Net charge-offs to average loans	3.17%	2.61%	0.27%	0.10%	0.00%

Nonperforming Assets

        The following table sets forth our nonperforming assets.

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Nonaccrual loans	$35,556	$21,295	$11,482	$389	$1,965
Loans 90 days or more past due and still accruing interest	—	—	—	—	—
Loans restructured or otherwise impaired	—	—	—	—	—

Total impaired loans	35,556	21,295	11,482	389	1,965
Other real estate owned	11,906	6,865	1,801	—	—

Total nonperforming assets	$47,462	$28,160	$13,283	$389	$1,965

Nonperforming assets to total assets	8.31%	3.63%	1.86%	0.08%	0.58%

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

        The bank had 76 nonperforming loans at December 31, 2010 totaling $35.6 million and 67 nonperforming loans totaling $21.3 million at December 31, 2009. As of December 31, 2008, we had

25 nonperforming loans totaling $11.5 million. Of the 76 nonperforming loans, it is anticipated that 61 loans totaling approximately $25.4 million will move to other real estate owned or repossessed assets through foreclosure or through our acceptance of a deed in lieu of foreclosure. An additional six loans amounting to approximately $4.0 million are expected to be paid in full, four loans totaling approximately $3.7 million will remain in nonaccrual as troubled debt restructurings and five loans totaling approximately $2.5 million will be refinanced either through us or elsewhere. At December 31, 2010, 2009, and 2008, the allowance for loan losses was $11.5 million, $10.0 million and $7.6 million, respectively, or 2.61%, 2.07% and 1.65%, respectively, of outstanding loans. We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis. However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

        Included in nonperforming loans at December 31, 2010 are $8.3 million in residential properties, representing approximately 23.3% of the Bank's nonperforming loan total. As to be expected, collateral values have declined as a result of the current economic environment. According to the Federal Housing Finance Agency's Home Price index, home prices in the Charleston and Myrtle Beach, South Carolina markets declined 4.75% and 8.76%, respectively, during the 12 month period ended September 30, 2010. This compares to declines during that period for the State of South Carolina and the country as a whole of 7.69% and 3.18%, respectively. To determine current collateral values we obtain new appraisals on loan renewals and potential problem loans. In the process of estimating collateral values for non-performing loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis. Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

        As of December 31, 2010, we had 76 loans with a current principal balance of $27.6 million on the watch list, compared to 70 loans with a current principal balance of $37.2 million at December 31, 2009. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either move it to "substandard" or back to its original risk rating after a review of the information. There are times when we may leave the loan on the "watch list," if, in management's opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Loans on the watch list are not considered "potential problem loans" until they are determined by management to be classified as substandard.

        Loans past due 30-89 days amounted to $7.7 million at December 31, 2010 as compared to $10.1 million at December 31, 2009. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned. At December 31, 2010, there were no loans past due greater than 90 days that were not already placed on nonaccrual. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2010, 2009 and 2008, we received approximately $735,000, $709,000 and $452,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective year end prior to them being placed on nonaccrual status. Foregone interest income related to loans on nonaccrual status was approximately $1.0 million, $892,000 and $396,000 during the years ended December 31, 2010, 2009 and 2008, respectively.

Deposits

        Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds. Accordingly, it has become more difficult to attract local deposits. In the past, we have chosen to obtain a portion of certificates of deposits from outside of our market. The deposits obtained outside of our market areas generally have lower rates and maturities than those being offered for similar deposit products in our local market. Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. We anticipate that our remaining $3.5 million of wholesale deposits will runoff as they mature during 2011. The amount of wholesale deposits was $3.5 million, or 0.7% of total deposits, at December 31, 2010, compared to $189.9 million, or 32.1% of total deposits, at December 31, 2009. Our loan-to-deposit ratio was 91.0% and 82.0% at December 31, 2010 and 2009, respectively. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2010, 2009 and 2008.

	December 31, 2010		December 31, 2009		December 31, 2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$14,988	—%	$12,516	—%	$12,272	—%
Interest bearing demand deposits	29,044	0.98%	40,761	1.58%	28,576	2.53%
Savings and money market accounts	193,512	1.36%	197,356	1.70%	173,471	2.77%
Time deposits less than $100,000	166,797	1.89%	214,135	2.85%	203,217	4.24%
Time deposits greater than $100,000	135,009	2.05%	97,918	3.31%	63,180	4.17%

Total deposits	$539,350	1.64%	$562,686	2.37%	$480,716	3.49%

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
	(in thousands)
Three months or less	$40,831	$21,620	$17,243
Over three through six months	54,009	44,829	43,867
Over six though twelve months	43,885	34,826	17,514
Over twelve months	37,568	4,700	14,201

Total	$176,293	$105,975	$92,825

        The increase in time deposits of $100,000 or more for the year ended December 31, 2010 compared to the same period in 2009 resulted from our funding the growth of the bank with a variety of time deposit products, including retail time deposits.

Borrowings and Other Interest-Bearing Liabilities

        The following table outlines our various sources of borrowed funds during the years ended December 31, 2010, 2009, and 2008, and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

				Average for the Period
			Maximum Month End Balance
	Ending Balance	Period End Rate
				Balance	Rate
	(dollars in thousands)
At or for the year ended December 31, 2010:
Securities sold under agreement to repurchase	$20,000	3.76%	$60,000	$30,514	2.60%
Advances from FHLB	27,000	2.00%	85,000	44,430	2.72%
Junior subordinated debentures	14,434	4.92%	14,434	14,434	5.06%
ESOP borrowings	1,625	4.50%	2,300	1,839	4.20%
Federal funds purchased	—	—%	—	34	0.58%
At or for the year ended December 31, 2009:
Securities sold under agreement to repurchase	$60,000	1.55%	$72,500	$63,090	1.67%
Advances from FHLB	65,000	3.03%	100,800	91,075	2.55%
Junior subordinated debentures	14,434	4.97%	14,434	14,434	5.36%
ESOP borrowings	2,300	2.25%	2,600	2,480	2.29%
Federal funds purchased	—	—%	—	106	1.12%
Other borrowings	—	—%	—	45	3.99%
At or for the year ended December 31, 2008:
Securities sold under agreement to repurchase	$20,000	3.76%	$50,000	$35,187	3.58%
Advances from FHLB	60,800	2.71%	60,800	40,915	3.51%
Junior subordinated debentures	14,434	6.98%	14,434	11,493	6.30%
ESOP borrowings	2,600	2.25%	2,900	2,774	4.17%
Federal funds purchased	—	—%	2,963	187	4.25%
Other borrowings	616	4.25%	616	220	5.53%

        We have exercised our right to defer distributions on the junior subordinated debentures (and the related trust preferred securities), during which time we cannot pay any dividends on our common stock. In addition, the Consent Order prohibits us from declaring or paying any dividends or making any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.    Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks. At December 31, 2010, we had $27.0 million in total advances and lines from the FHLB with a remaining credit availability of $114.6 million and an excess lendable collateral value of approximately $10.1 million. At December 31, 2010, we had a federal funds line of credit with an unrelated bank totaling $4.5 million. These lines are available for general corporate purposes. These lines may be terminated at any time based on our financial condition. We also have credit availability through the Federal Reserve Discount Window. As of December 31, 2010, $46.9 million was available, based on qualifying collateral. The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction. Availability of the Federal Reserve Discount Window may be terminated at any time by the

Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

        Total shareholders' equity was $23.6 million at December 31, 2010 and $38.9 million at December 31, 2009. The decrease is attributable to the net loss of $15.6 million for the year ended December 31, 2010, the preferred stock dividend declared of $722,000, additional paid in capital related to the ESOP of $243,000, offset by a decrease in the guarantee of ESOP borrowings of $297,000, net of current year reductions, an increase of $888,000 in the fair value of available for sale securities and stock-based compensation expense of $63,000. Since our inception, we have not paid any cash dividends on our common shares.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Return on average assets	(2.33)%	(1.30)%	(0.81)%
Return on average equity	(45.63)%	(20.85)%	(12.40)%
Equity to assets ratio	5.10%	6.24%	6.50%

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

        To be considered "well-capitalized," banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered "adequately capitalized" under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, banking regulators have established a minimum Tier 1 leverage ratio of at least 4%. In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011. As of December 31, 2010, the bank is not in compliance with the capital requirements established in the Consent Order.

        The following table sets forth the company's various capital ratios at December 31, 2010 and 2009.

Tidelands Bancshares, Inc.

	2010	2009
Leverage ratio	5.47%	6.83%
Tier 1 risk-based capital ratio	7.06%	10.22%
Total risk-based capital ratio	9.77%	11.68%

        The following table sets forth the bank's various capital ratios at December 31, 2010 and 2009.

Tidelands Bank

	2010	2009
Leverage ratio	6.38%	6.59%
Tier 1 risk-based capital ratio	8.22%	9.85%
Total risk-based capital ratio	9.49%	11.11%

        To provide the additional capital needed to support our bank's growth in assets, during the first quarter of 2005 we borrowed $2.1 million under a short-term holding company line of credit. On March 31, 2005, we completed a private placement of 1,712,000 shares at $9.35 to increase the capital of the company and the bank. Net proceeds from the offering were approximately $14.9 million. Upon closing the transaction, the holding company line of credit was repaid in full. On February 22, 2006, Tidelands Statutory Trust, a non-consolidated subsidiary of the company, issued and sold floating rate capital securities of the trust, generating net proceeds of $8.0 million. The trust loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. On October 10, 2006, we closed a public offering in which 1,200,000 shares of our common stock were issued at a purchase price of $15.00 per share. Net proceeds after deducting the underwriter's discount and expenses were $16.4 million.

        On June 20, 2008, Tidelands Statutory Trust II ("Trust II"), a non-consolidated subsidiary of the company, issued and sold fixed/floating rate capital securities of the trust, generating proceeds of $6.0 million. Trust II loaned these proceeds to the company to use for general corporate purposes, primarily to provide capital to the bank. The junior subordinated debentures qualify as Tier I under Federal Reserve Board guidelines.

        On December 19, 2008, we entered into the CPP Purchase Agreement with the Treasury, pursuant to which the company issued and sold to Treasury (i) 14,448 shares of the company's Series T Preferred Stock, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 571,821 shares of the company's common stock, par value $0.01 per share, at an initial exercise price of $3.79 per share, for an aggregate purchase price of $14,448,000 in cash. The Series T Preferred Stock qualifies as Tier 1 capital under Federal Reserve Board guidelines.

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31,

2010, unfunded commitments to extend credit were $18.6 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2010, there were commitments totaling approximately $609,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity "gap," and net interest income simulations. Interest sensitivity gap is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive. We are currently liability sensitive on a cumulative basis over the one year, five year and over five year horizon.

        Approximately 53.6% of our loans were variable rate loans at December 31, 2010 and 76.1% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At December 31, 2010 and 2009, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $27.7 million and $15.0 million, or 4.9% and 1.9% of total assets, respectively. Our available for sale securities at December 31, 2010 and 2009 amounted to $58.0 million and $229.8 million, or 10.1% and 29.6% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $28.4 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities. We maintain one federal funds purchased line of credit with a correspondent bank totaling $4.5 million. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances. At December 31, 2010, we had $27.0 million in total advances and lines from the FHLB with a remaining credit availability of $114.6 million and an excess lendable collateral value of approximately $10.1 million. In addition, we maintain a line of credit with the Federal Reserve Bank of $70.8 million secured by certain loans in our loan portfolio.

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

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2010, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios and other embedded optionality in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$24,069	$—	$—	$—	$24,069
Investment securities	4,698	12,883	20,372	20,003	57,956
Loans	241,939	59,014	116,450	20,285	437,688

Total interest-earning assets	$270,706	$71,897	$136,822	$40,288	$519,713

Interest-bearing liabilities:
Money market and NOW	$48,846	$—	$—	$—	$48,846
Regular savings	120,273	—	—	—	120,273
Time deposits	63,733	160,101	72,029	1,439	297,302
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	—	10,000	10,000	20,000
Advances from Federal Home Loan Bank	—	—	18,000	9,000	27,000
ESOP borrowings	1,625	—	—	—	1,625

Total interest-bearing liabilities	$242,725	$160,101	$100,029	$26,625	$529,480

Period gap	$27,981	$(88,204)	$36,793	$13,663	$(9,767)
Cumulative gap	$27,981	$(60,223)	$(23,430)	$(9,767)	$(9,767)
Ratio of cumulative gap to total earning assets	5.38%	(11.59)%	(4.51)%	(1.88)%	(1.88)%

Item 7A:    Quantitative and Qualitative Disclosure About Market Risk.

        Not applicable

Item 8:    Financial Statements and Supplementary Data.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tidelands Bancshares, Inc.
Mount Pleasant, South Carolina

        We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc., and subsidiary as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC
Greenville, South Carolina
March 4, 2011

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,657,977	$2,493,227
Federal funds sold	24,069,000	12,500,000

Total cash and cash equivalents	27,726,977	14,993,227

Securities available-for-sale	57,955,698	229,786,787
Nonmarketable equity securities	5,267,750	5,892,650

Total securities	63,223,448	235,679,437

Mortgage loans held for sale	—	617,000
Loans receivable	437,688,015	485,037,761
Less allowance for loan losses	11,459,047	10,048,015

Loans, net	426,228,968	474,989,746

Premises, furniture and equipment, net	22,422,388	18,802,701
Accrued interest receivable	1,928,992	3,283,931
Bank owned life insurance	14,414,626	13,856,165
Other real estate owned	11,905,865	6,865,461
Other assets	3,439,207	6,324,714

Total assets	$571,290,471	$775,412,382

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$14,573,484	$16,971,128
Interest-bearing transaction accounts	26,474,037	29,688,124
Savings and money market accounts	142,644,095	237,589,561
Time deposits $100,000 and over	176,293,300	105,975,461
Other time deposits	121,008,483	201,324,905

Total deposits	480,993,399	591,549,179

Securities sold under agreements to repurchase	20,000,000	60,000,000
Advances from Federal Home Loan Bank	27,000,000	65,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,625,000	2,300,000
Accrued interest payable	1,510,282	1,359,861
Other liabilities	2,085,131	1,844,598

Total liabilities	547,647,812	736,487,638

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at December 31, 2010 and 2009	13,736,892	13,529,660
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at December 31, 2010 and 2009	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at December 31, 2010 and 2009	1,112,248	1,112,248
Unearned ESOP shares	(1,907,361)	(2,204,073)
Capital surplus	43,404,879	43,584,958
Retained deficit	(32,504,156)	(16,010,476)
Accumulated other comprehensive loss	(242,615)	(1,130,345)

Total shareholders' equity	23,642,659	38,924,744

Total liabilities and shareholders' equity	$571,290,471	$775,412,382

The accompanying notes are an integral part of these consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Interest income:
Loans, including fees	$24,169,733	$25,512,610	$27,378,906
Securities available-for-sale, taxable	4,849,934	9,922,547	6,805,459
Securities available-for-sale, non-taxable	37,723	148,437	286,844
Federal funds sold	66,242	25,803	280,973
Other interest income	23,757	2,741	5,116

Total interest income	29,147,389	35,612,138	34,757,298

Interest expense:
Time deposits $100,000 and over	2,773,925	3,245,973	2,634,756
Other deposits	6,082,310	10,100,461	14,153,141
Other borrowings	2,809,700	4,212,222	3,554,669

Total interest expense	11,665,935	17,558,656	20,342,566

Net interest income	17,481,454	18,053,482	14,414,732
Provision for loan losses	16,260,000	14,745,000	4,665,000

Net interest income after provision for loan losses	1,221,454	3,308,482	9,749,732

Noninterest income (loss):
Service charges on deposit accounts	45,565	41,605	36,340
Residential mortgage origination income	258,430	404,855	383,341
Gain on sale of securities available-for-sale	1,741,539	4,857,395	509,373
Other service fees and commissions	543,963	522,289	362,029
Increase in cash surrender value of BOLI	558,461	520,995	484,352
Loss on extinguishment of debt	(1,619,771)	—	—
Impairment on equity securities	—	(122,890)	(4,596,200)
Other	51,302	48,180	32,352

Total noninterest income (loss)	1,579,489	6,272,429	(2,788,413)

Noninterest expense:
Salaries and employee benefits	7,260,168	7,805,821	8,322,117
Net occupancy	1,610,706	1,574,366	1,423,198
Furniture and equipment	886,963	855,324	734,497
Other real estate owned expense	2,569,992	750,544	3,363
Other operating	6,037,162	5,472,176	4,131,727

Total noninterest expense	18,364,991	16,458,231	14,614,902

Loss before income taxes	(15,564,048)	(6,877,320)	(7,653,583)
Income tax expense (benefit)	—	3,379,655	(2,699,000)

Net loss	$(15,564,048)	$(10,256,975)	$(4,954,583)
Accretion of preferred stock to redemption value	207,232	193,908	—
Preferred dividends declared	732,433	732,433	—

Net loss available to common shareholders	$(16,503,713)	$(11,183,316)	$(4,954,583)

Loss per common share
Basic loss per share	$(4.04)	$(2.75)	$(1.22)

Diluted loss per share	$(4.04)	$(2.75)	$(1.22)

Weighted average common shares outstanding
Basic	4,087,108	4,071,313	4,050,301

Diluted	4,087,108	4,071,313	4,050,301

The accompanying notes are an integral part of these consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)

For the years ended December 31, 2010, 2009 and 2008

	Preferred Stock			Common Stock					Accumulated other Comprehensive income (loss)
			Common Stock Warrants			Unearned ESOP Shares	Capital Surplus	Retained Earnings (Deficit)
	Shares	Amount		Shares	Amount					Total
Balance, December 31, 2007	—	$—	$—	4,277,176	$42,772	$(2,427,500)	$42,788,666	$49,164	$502,068	$40,955,170

Allocation of unearned ESOP shares							(124,920)			(124,920)
Stock based compensation expense							700,509			700,509
Net proceeds from issuance of preferred stock and common stock warrants	14,448	13,335,752	1,112,248							14,448,000
Guarantee of ESOP borrowings, net						(95,360)				(95,360)
Net loss								(4,954,583)		(4,954,583)
Other comprehensive income, net of taxes of $631,667									1,030,616	1,030,616

Comprehensive loss										(3,923,967)

Balance, December 31, 2008	14,448	$13,335,752	$1,112,248	4,277,176	$42,772	$(2,522,860)	$43,364,255	$(4,905,419)	$1,532,684	$51,959,432

Allocation of unearned ESOP shares							(234,462)			(234,462)
Stock based compensation expense							455,165			455,165
Preferred stock, dividend paid								(654,174)		(654,174)
Accretion of discount on preferred stock		193,908						(193,908)		—
Repayment of ESOP borrowings						318,787				318,787
Net loss								(10,256,975)		(10,256,975)
Other comprehensive loss, net of taxes of $1,632,178									(2,663,029)	(2,663,029)

Comprehensive loss										(12,920,004)

Balance, December 31, 2009	14,448	$13,529,660	$1,112,248	4,277,176	$42,772	$(2,204,073)	$43,584,958	$(16,010,476)	$(1,130,345)	$38,924,744

Allocation of unearned ESOP shares							(243,146)			(243,146)
Stock based compensation expense							63,067			63,067
Preferred stock, dividend declared								(722,400)		(722,400)
Accretion of discount on preferred stock		207,232						(207,232)		—
Repayment of ESOP borrowings						296,712				296,712
Net loss								(15,564,048)		(15,564,048)
Other comprehensive income, net of taxes of $544,093									887,730	887,730

Comprehensive loss										(14,676,318)

Balance, December 31, 2010	14,448	$13,736,892	$1,112,248	4,277,176	$42,772	$(1,907,361)	$43,404,879	$(32,504,156)	$(242,615)	$23,642,659

The accompanying notes are an integral part of these consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(15,564,048)	$(10,256,975)	$(4,954,583)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	16,260,000	14,745,000	4,665,000
Depreciation and amortization of premises, furniture and equipment	972,821	962,146	883,785
Discount accretion and premium amortization, net	916,459	3,375,776	(26,587)
Stock based compensation expense	63,067	455,165	700,509
Decrease (increase) in deferred income tax	—	3,846,223	(2,285,890)
Proceeds from sale of residential mortgages held-for-sale	15,068,475	32,568,094	28,700,877
Disbursements for residential mortgages held-for-sale	(14,451,475)	(32,943,594)	(27,515,577)
(Increase) decrease in accrued interest receivable	1,354,939	53,729	(173,536)
Increase (decrease) in accrued interest payable	150,422	(1,481,612)	1,500,312
Increase in cash surrender value of life insurance	(558,461)	(520,995)	(484,352)
(Gain) loss from sale of real estate and other assets	236,756	91,038	(12,865)
Gain from sale of securities available-for-sale	(1,741,539)	(4,857,395)	(509,373)
Gain from extinguishment of debt	(400,000)	—	—
Decrease in carrying value of other real estate	1,335,079	153,249	—
Other than temporary impairment on securities available-for-sale	—	—	4,596,200
Other than temporary impairment on nonmarketable equity securities	—	122,890	—
Decrease (increase) in other assets	2,090,816	(4,168,293)	(529,889)
Increase (decrease) in other liabilities	240,532	1,137,993	(381,714)

Net cash provided by operating activities	5,973,843	3,282,439	4,172,317

Cash flows from investing activities:
Purchases of nonmarketable equity securities	—	(2,208,400)	(1,746,200)
Proceeds from sale of nonmarketable equity securities	624,900	—	—
Purchases of securities available-for-sale	(70,643,731)	(575,472,552)	(153,041,623)
Proceeds from sales of securities available-for-sale	206,508,871	369,561,934	55,037,945
Proceeds from calls and maturities of securities available-for-sale	38,222,851	145,080,093	11,871,982
Net (increase) decrease in loans receivable	16,815,116	(43,114,686)	(73,885,256)
Purchase of bank owned life insurance	—	—	(5,001,662)
Proceeds from sale of other real estate owned	9,146,941	2,337,821	279,153
Purchase of premises, furniture and equipment, net	(4,596,027)	(358,236)	(2,527,908)

Net cash provided (used) by investing activities	196,078,921	(104,174,026)	(169,013,569)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(100,557,197)	42,272,220	23,491,440
Net increase (decrease) in certificates of deposit and other time	(9,998,583)	(11,948,517)	149,564,595
Proceeds (repayments) on other borrowings	—	(615,837)	615,837
Proceeds from securities sold under agreements to repurchase	—	52,500,000	—
Repayments on securities sold under agreements to repurchase	(40,000,000)	(12,500,000)	(21,040,000)
Proceeds from FHLB advances	18,000,000	40,000,000	31,800,000
Repayments on FHLB advances	(56,000,000)	(35,800,000)	—
Proceeds from issuance of junior subordinated debentures	—	—	6,186,000
Proceeds from ESOP borrowings	—	—	472,500
Repayment of ESOP borrowings	(275,000)	(300,000)	(300,000)
Decrease (increase) in unearned ESOP shares	53,566	84,325	(220,280)
Proceeds from issuance of preferred stock, net	—	—	13,335,752
Proceeds from issuance of common stock-warrants	—	—	1,112,248
Preferred stock-dividends paid	(541,800)	(654,174)	—

Net cash provided (used) by financing activities	(189,319,014)	73,038,017	205,018,092

Net increase (decrease) in cash and cash equivalents	12,733,750	(27,853,570)	40,176,840
Cash and cash equivalents, beginning of period	14,993,227	42,846,797	2,669,957

Cash and cash equivalents, end of period	$27,726,977	$14,993,227	$42,846,797

Supplemental cash flow information:
Income taxes paid	$—	$121,582	$—

Interest paid on deposits and borrowed funds	$11,515,513	$19,040,268	$18,842,254

Transfer of loans to foreclosed assets	$15,685,662	$7,641,984	$2,074,974

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Tidelands Bancshares, Inc. (the "Company") was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the "Bank"). The Company operated as a development stage company from January 31, 2002 to October 5, 2003. Tidelands Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry, Georgetown, Beaufort and Jasper counties in South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. The Company formed Tidelands Statutory Trust I and Tidelands Statutory Trust II on February 22, 2006 and June 20, 2008, respectively, for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trusts are not consolidated in these financial statements. As further discussed in Note 21, on December 19, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, the Company issued 14,448 preferred shares and a common stock warrant to purchase 571,821 shares in return for $14.4 million in cash, to the U.S. Department of Treasury.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and valuation of foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans and valuation of foreclosed real estate may change materially in the near term.

Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Charleston metropolitan area (which includes Charleston, Dorchester, and Berkeley counties), Horry, Georgetown, Jasper and Beaufort counties, and additional markets along the South Carolina coast. The Company's loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g., principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e., balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company's investment portfolio consists principally of obligations of the United States and its agencies or its corporations. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

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

Nonmarketable Equity Securities—Nonmarketable equity securities include the cost of the Company's investment in the stock of the Federal Home Loan Bank and stock in community bank holding companies. The Federal Home Loan Bank stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. Dividends received on this stock are included as interest income on securities available-for-sale.

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

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Loan Losses—An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The allowance for loan losses represents an amount which the Company believes will be adequate to absorb probable losses on existing loans that may become uncollectible in the future. The Company's judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which the Company believes to be reasonable, but which may or may not prove to be accurate. The Company's determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the Company's overall loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans, the Company's historical loan loss experience, and a review of specific problem loans. The Company also considers subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance. Our analysis in accordance with generally accepted accounting principles (GAAP) indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

Residential Mortgage Loans Held-for-Sale—The Company's residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgage loans and selling mortgage loans to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value. Application and origination fees collected by the Company are recognized as income upon sale to the investor.

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

Other Real Estate Owned—Other real estate is acquired through, or in lieu of, foreclosure and is held for sale. It is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included within noninterest expense as part of other operating expense.

Securities Sold Under Agreements to Repurchase—The Bank enters into sales of securities under agreements to repurchase. Fixed-coupon repurchase agreements are treated as financing, with the obligation to repurchase securities sold being reflected as a liability and the securities underlying the agreements remaining as assets.

Income Taxes—Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carry forward. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely that not that some portion or all of a deferred tax asset will not be realized. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

Retirement Plan—The Company has a 401(k) profit sharing plan, which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements. The plan includes a "salary reduction" feature pursuant to Section 401(k) of the Internal Revenue Code. At its discretion, the Bank makes matching contributions of $.50 for every dollar contributed up to 6% of the participants' annual compensation. Additionally, the Company maintains supplemental retirement plans for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. There are supplemental retirement plans in place for certain current employees. Effective June 30, 2010, the executive officers have agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010.

Bank Owned Life Insurance—Bank owned life insurance ("BOLI") represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank's benefit expenses including pre- and post-retirement employee benefits. Increases in the cash surrender value ("CSV") of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes. The CSV of the policies are recorded as assets of the Bank. Any amounts owed to employees from policy benefits are recorded as liabilities of the Bank. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter. BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital based on Company policy.

Stock Option Plan—On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan ("Stock Plan") that provides for the granting of options to purchase 20% of the outstanding shares of the Company's common stock to directors, officers, or employees of the Company. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant and vest based on continued service with the Company for a specified period, generally two to five years following the date of grant. The per-share exercise price of stock options granted is determined by a committee appointed by the

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Board of Directors. The expiration date of any option may not be greater than 10 years from the date of grant. Options that expire unexercised or are forfeited become available for reissuance.

Employee Stock Ownership Plan—The Company established the Tidelands Bancshares, Inc. Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of all eligible employees and their beneficiaries subject to authority to amend, from time to time, or terminate, the ESOP. The ESOP is primarily designed to invest in common stock of the Company and is permitted to purchase Company common stock with contributions to the ESOP made by the Company. Also, the ESOP is permitted to borrow money and use the loan proceeds to purchase Company common stock. The money and Company common stock in the ESOP is intended to grow tax free until retirement, death, permanent disability or other severance of employment with the Company. When an employee retires, he/she will receive the value of the accounts that have been set up for the contributions to the ESOP. An employee may also be eligible for benefits in the event of death, permanent disability or other severance from employment with the Company. The employee must pay taxes when the money is paid following one of these events or any other distributable event described in the ESOP unless it is transferred to another tax-qualified retirement plan or an IRA.

Earnings (loss) per share—Basic earnings (loss) per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method. Weighted average shares outstanding are reduced for shares encumbered by the ESOP borrowings.

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

Off-Balance Sheet Financial Instruments—In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recently Issued Accounting Pronouncements—The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregation of classes of assets and liabilities is also required. The new disclosures are effective for the Company for the current year and have been reflected in the Fair Value footnote.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to "minority interest" and added references to "controlling" and "noncontrolling interests(s)". The updates were effective upon issuance but had no impact on the Company's financial statements.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment is effective for the Company beginning January 1, 2011. Early adoption is not permitted. The Company does not expect the amendment to have any impact on the financial statements.

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted. The Company does not expect the amendment to have any impact on the financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

Reclassifications—Certain captions and amounts in the 2009 and 2008 financial statements were reclassified to conform to the 2010 presentation. These reclassifications had no effect on shareholders' equity or results of operations as previously presented.

NOTE 2—OTHER COMPREHENSIVE INCOME

The change in the components of other comprehensive income (loss) and related tax effects are as follows:

	Year Ended December 31,
	2010	2009	2008
Change in unrealized gains (losses) on securities available-for-sale	$3,173,362	$562,188	$(2,424,544)
Reclassification adjustment for gains realized in net income	(1,741,539)	(4,857,395)	(509,373)
Impairment on securities available-for-sale	—	—	4,596,200

Net change in unrealized gains (losses) on securities	1,431,823	(4,295,207)	1,662,283
Tax effect	(544,093)	1,632,178	(631,667)

Net-of-tax amount	$887,730	$(2,663,029)	$1,030,616

NOTE 3—FAIR VALUE MEASUREMENTS

The current accounting literature requires the disclosure of fair value information for financial instruments, whether or not they are recognized in the consolidated balance sheets, when it is practical to estimate the fair value. The guidance defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

NOTE 3—FAIR VALUE MEASUREMENTS (Continued)

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

The Company has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks—The carrying amount for cash and due from banks is a reasonable estimate of fair value.

Federal Funds Sold—Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Securities Available-for-sale—Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

Nonmarketable Equity Securities—The carrying amount for nonmarketable equity securities approximates the fair value since no readily available market exists for these securities.

Mortgage Loans Held for Sale—The carrying value for mortgage loans held for sale is a reasonable estimate for fair value considering the short time these loans are carried on the books. Management determined that only minor fluctuations occurred in fixed rate mortgage loans; therefore the carrying amount approximates fair value.

Loans Receivable—For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceeds the recorded investments in such loans.

NOTE 3—FAIR VALUE MEASUREMENTS (Continued)

Deposits—The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Securities Sold Under Agreements to Repurchase—These repurchase agreements have a fixed rate. Due to the minor change in interest rates, management estimated the fair value using a discounted cash flow calculation that applies the Company's current borrowing rate for the securities sold under agreements to repurchase.

Advances from Federal Home Loan Bank—The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company's current borrowing rate from the Federal Home Loan Bank. The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

Junior Subordinated Debentures—The fair values of fixed rate junior subordinated debentures are estimated using a discounted cash flow calculation that applies the Company's current borrowing rate. The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

Employee Stock Ownership Plan Borrowings—The carrying value of the ESOP borrowing is a reasonable estimate of fair value because they can be repriced frequently.

Off-Balance Sheet Financial Instruments—Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The carrying values and estimated fair values of the Company's financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$3,657,977	$3,657,977	$2,493,227	$2,493,227
Federal funds sold	24,069,000	24,069,000	12,500,000	12,500,000
Securities available-for-sale	57,955,698	57,955,698	229,786,787	229,786,787
Nonmarketable equity securities	5,267,750	5,267,750	5,892,650	5,892,650
Mortgage loans held for sale	—	—	617,000	617,000
Loans receivable	437,688,015	439,742,015	485,037,761	490,427,761
Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$183,691,616	$183,691,616	$284,248,813	$284,248,813
Certificates of deposit and other time deposits	297,301,783	298,565,783	307,300,366	309,914,366
Securities sold under agreements to repurchase	20,000,000	21,343,000	60,000,000	60,241,000
Advances from Federal Home Loan Bank	27,000,000	26,700,000	65,000,000	64,360,000
Junior subordinated debentures	14,434,000	15,291,018	14,434,000	15,615,503
ESOP borrowings	1,625,000	1,625,000	2,300,000	2,300,000

NOTE 3—FAIR VALUE MEASUREMENTS (Continued)

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$18,564,489	$—	$28,429,383	$—
Letters of credit	608,604	—	466,739	—

Assets and liabilities that are carried at fair value are classified in one of the following three categories based on a hierarchy for ranking the quality and reliability of the information used to determine fair value:

  Level 1—Quoted prices in active markets for identical assets or liabilities.

  Level 2—Observable market based inputs or unobservable inputs that are corroborated by market data.

  Level 3—Unobservable inputs that are not corroborated by market data.

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Assets measured at fair value on a recurring basis are as follows as of December 31, 2010 and 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2010
Government sponsored enterprises	$—	$2,052,726	$—
Mortgage-backed securities	—	55,902,972	—

Available-for-sale investment securities	—	57,955,698	—

Mortgage loans held for sale	—	—	—

Total	$—	$57,955,698	$—

December 31, 2009
Government sponsored enterprises	$—	$88,612,765	$—
Mortgage-backed securities	—	133,898,555	—
Municipals	—	7,275,467	—

Available-for-sale investment securities	—	$229,786,787	—

Mortgage loans held for sale	—	617,000	—

Total	$—	$230,403,787	$—

NOTE 3—FAIR VALUE MEASUREMENTS (Continued)

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2010 and 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2010
Impaired loans	$—	$33,494,811	$—
Other real estate owned	—	11,905,865	—

Total	$—	$45,400,676	$—

December 31, 2009
Impaired loans	$—	$20,044,008	$—
Other real estate owned	—	6,865,461	—

Total	$—	$26,909,469	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 4—CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve. At December 31, 2010, the reserve requirement was met by the cash balance in the vault compared to $224,000 the Bank had on deposit with the Federal Reserve Bank to meet this requirement at December 31, 2009. At December 31, 2010, the bank had $1.0 million in actual currency and cash on hand, $877,000 in due from non-interest bearing balances and $1.8 million in due from interest bearing balances. At December 31, 2010, the Company maintained compensating balances totaling $426,000 with a correspondent bank. At December 31, 2010, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 5—INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	Losses
December 31, 2010
Government-sponsored enterprises	$2,001,429	$51,297	$—	$2,052,726
Mortgage-backed securities	56,363,546	36,494	497,068	55,902,972

Total	$58,364,975	$87,791	$497,068	$57,955,698

December 31, 2009
Government-sponsored enterprises	$89,774,279	$47,186	$1,208,700	$88,612,765
Mortgage-backed securities	134,534,637	160,950	797,032	133,898,555
Municipals	7,318,970	6,336	49,839	7,275,467

Total	$231,627,886	$214,472	$2,055,571	$229,786,787

The amortized cost and estimated fair values of investment securities at December 31, 2010, by contractual maturity dates, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or

NOTE 5—INVESTMENT SECURITIES (Continued)

without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,001,429	2,052,726
Due after ten years	—	—

Subtotal	2,001,429	2,052,726
Mortgage-backed securities	56,363,546	55,902,972

Total Securities	$58,364,975	$57,955,698

At December 31, 2010 and December 31, 2009, investment securities with book values of $28,595,999 and $111,038,524 and market values of $28,365,631 and $110,043,275, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $206,508,871, $369,561,934, and $55,037,945 for the years ended December 31, 2010, 2009 and 2008, respectively. The gross realized gain on the sale of investment securities totaled $1,811,426 with $69,887 gross realized losses resulting in a net realized gain of $1,741,539 for the year ended December 31, 2010. The gross realized gain on the sale of investment securities totaled $5,085,640 with gross realized losses of $228,245 resulting in a net realized gain of $4,857,395 for the year ended December 31, 2009. The gross realized gain on the sale of investment securities totaled $633,070 with gross realized losses of $123,697 resulting in a net realized gain of $509,373 for the year ended December 31, 2008. The cost of investments sold is determined using the specific identification method.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2010
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	30,982,279	497,068	—	—	30,982,279	497,068

	$30,982,279	$497,068	$—	$—	$30,982,279	$497,068

NOTE 5—INVESTMENT SECURITIES (Continued)

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2009
Government-sponsored enterprises	$61,020,580	$1,208,700	$—	$—	$61,020,580	$1,208,700
Mortgage-backed securities	90,910,751	797,032	—	—	90,910,751	797,032
Municipals	4,879,928	49,839	—	—	4,879,928	49,839

	$156,811,259	$2,055,571	$—	$—	$156,811,259	$2,055,571

Securities classified as available-for-sale are recorded at fair market value. Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at December 31, 2010 and 2009. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company's investment in the stock of the Federal Home Loan Bank and $28,750 of stock in community bank holding companies as of December 31, 2010 and 2009. The Federal Home Loan Bank stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2010 and 2009, the Company's investment in Federal Home Loan Bank stock was $5,239,000 and $5,863,900, respectively.

The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment ("OTTI"). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or a portion may be recognized in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

NOTE 6—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS

Major classifications of loans receivable are summarized as follows:

	December 31,
	2010	2009
Real estate—construction	$96,000,731	$118,182,732
Real estate—mortgage	315,181,037	335,830,858
Commercial and industrial	23,254,691	26,687,273
Consumer and other	3,775,226	4,985,427

Total loans receivable, gross	438,211,685	485,686,290
Deferred origination fees, net	(523,670)	(648,529)

Total loans receivable, net of deferred origination fees	437,688,015	485,037,761
Less allowance for loan loss	11,459,047	10,048,015

Total loans receivable, net of allowance for loan loss	$426,228,968	$474,989,746

The composition of gross loans by rate type is as follows:

	December 31,
	2010	2009
Variable rate loans	$234,664,835	$272,166,474
Fixed rate loans	203,023,180	212,871,287

Total gross loans	$437,688,015	$485,037,761

The following is an analysis of our loan portfolio by credit quality indicators at December 31:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2010	2009	2010	2009	2010	2009
Grade:
Pass	$21,639,164	$25,574,726	$132,661,084	$149,822,988	$24,571,638	$26,355,258
Special Mention	857,928	83,870	8,911,465	12,827,726	1,609,322	2,942,371
Substandard	757,599	1,028,677	25,046,004	7,917,000	6,648,612	5,804,003
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$23,254,691	$26,687,273	$166,618,553	$170,567,714	$32,829,572	$35,101,632

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2010	2009	2010	2009	2010	2009
Grade:
Pass	$118,213,574	$135,487,563	$43,456,079	$56,125,584	$3,470,084	$4,769,434
Special Mention	11,590,966	9,436,011	4,436,972	11,836,447	177,537	101,409
Substandard	18,757,944	20,339,570	15,278,108	15,119,069	127,605	114,584
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$148,562,484	$165,263,144	$63,171,159	$83,081,100	$3,775,226	$4,985,427

NOTE 6—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS (Continued)

The following is an aging analysis of our loan portfolio:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
December 31, 2010
Accruing Loans Paid Current	$22,717,016	$154,616,125	$26,629,782	$137,402,328	$49,918,038	$3,695,622	$394,978,911

Accruing Loans Past Due:
30 - 59 Days	147,363	1,340,381	—	2,380,945	3,316,760	7,104	7,192,553
60 - 89 Days	—	—	—	483,410	—	—	483,410
>90 Days	—	—	—	—	—	—	—

Total Loans Past Due	147,363	1,340,381	—	2,864,355	3,316,760	7,104	7,675,963

Loans Receivable on Nonaccrual Status	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811

Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—

Total Loans Receivable	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226	$438,211,685

December 31, 2009
Accruing Loans Paid Current	$25,787,500	$164,896,850	$33,184,191	$151,198,265	$74,216,678	$4,985,427	$454,268,911

Accruing Loans Past Due:
30 - 59 Days	355,838	649,510	—	2,536,737	518,483	—	4,060,568
60 - 89 Days	121,420	4,487,479	—	1,248,978	204,037	—	6,061,914
>90 Days	—	—	—	—	—	—	—

Total Loans Past Due	477,258	5,136,989	—	3,785,715	722,520	—	10,122,482

Loans Receivable on Nonaccrual Status	$422,515	$533,875	$1,917,441	$10,279,164	$8,141,902	$—	$21,294,897

Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—

Total Loans Receivable	$26,687,273	$170,567,714	$35,101,632	$165,263,144	$83,081,100	$4,985,427	$485,686,290

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

	2010	2009	2008
Impaired loans without a valuation allowance	$28,709,423	$17,287,480	$5,662,064
Impaired loans with a valuation allowance	6,847,388	4,007,417	5,819,495

Total impaired loans	$35,556,811	$21,294,897	$11,481,559

Valuation allowance related to impaired loans	$2,062,000	$1,250,889	$1,675,496
Average of impaired loans during the year	$42,433,130	$15,294,975	$12,364,627
Total nonaccrual loans	$35,556,811	$21,294,897	$11,481,559
Total loans past due 90 days and still accruing interest	$—	$—	$—

NOTE 6—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS (Continued)

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31:

December 31, 2010	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$146,596	$8,686,796	$4,691,306	$6,773,924	$8,338,301	$72,500	$28,709,423
Unpaid Principal Balance	583,700	9,100,786	6,202,434	9,760,176	9,767,450	82,588	35,497,134
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	224,686	9,698,268	4,961,909	8,692,352	11,532,629	72,500	35,182,344
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$243,716	$1,975,251	$1,508,484	$1,521,877	$1,598,060	$—	$6,847,388
Unpaid Principal Balance	268,577	2,358,754	1,524,312	1,571,772	1,598,060	—	7,321,475
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	243,716	1,976,494	1,508,484	1,905,456	1,616,636	—	7,250,786
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811
Unpaid Principal Balance	852,277	11,459,540	7,726,746	11,331,948	11,365,510	82,588	42,818,609
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	468,402	11,674,762	6,470,393	10,597,808	13,149,265	72,500	42,433,130
Interest Income Recognized	—	—	—	—	—	—	—

Transactions in the allowance for loan losses during 2010, 2009 and 2008 are summarized below:

	2010	2009	2008
Balance, beginning of year	$10,048,015	$7,635,173	$4,158,324
Provision charged to operations	16,260,000	14,745,000	4,665,000
Loan charge offs	(15,159,048)	(12,456,461)	(1,188,651)
Loan recoveries	310,080	124,303	500

Balance, end of year	$11,459,047	$10,048,015	$7,635,173

Loans, net of deferred fees	$437,688,015	$485,037,761	$461,967,217

NOTE 6—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS (Continued)

The following is a summary of information pertaining to our allowance for loan losses:

December 31, 2010	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$380,812	$2,015,077	$641,226	$3,796,115	$3,014,068	$170,576	$30,141	$10,048,015
Charge-offs	(498,225)	(1,125,696)	(468,715)	(7,524,906)	(5,230,153)	(311,353)	—	(15,159,048)
Recoveries	35,547	—	—	184,296	85,837	4,400	—	310,080
Provision	525,320	1,788,810	170,732	7,917,688	4,928,291	200,086	729,073	16,260,000

Ending Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047

Loans Receivable:
Ending Balance	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226		$438,211,685

Individually evaluated for impairment	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500		$35,556,811

Collectively evaluated for impairment	$—	$—	$—	$—	$—	$—		$—

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

The allowance for loan losses, as a percent of loans, net of deferred fees, was 2.61%, 2.07% and 1.65% at December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the Bank had seventy-six impaired loans totaling $35,556,811, or 8.12% of loans, net of deferred origination fees, in nonaccrual status, of which $2,968,604 were deemed to be troubled debt restructurings. There was one loan totaling $250,000 deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2010. At December 31, 2009, the Bank had sixty-seven impaired loans totaling $21,294,897, or 4.39% of gross loans, in nonaccrual status, of which $4,142,694 were deemed to be troubled debt restructurings. There were no loans contractually past due 90 days or more still accruing interest at December 31, 2010 or 2009. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are nonaccrual. At December 31, 2010 and 2009, the Bank had $225,000 and $275,000, respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At December 31, 2010, loans totaling $53.8 million were pledged as collateral at the Federal Home Loan Bank and $70.8 million to maintain a line of credit with the Federal Reserve Bank.

NOTE 7—OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2010 and 2009 are summarized below:

	December 31,
	2010	2009
Balance, beginning of year	$6,865,461	$1,800,604
Additions	15,518,475	7,641,984
Sales	(9,142,992)	(2,423,878)
Write-downs	(1,335,079)	(153,249)

Balance, end of year	$11,905,865	$6,865,461

NOTE 8—PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following:

	December 31,
	2010	2009
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	13,300,833	13,291,654
Furniture and equipment	4,193,106	4,061,487
Software	724,274	684,421
Construction in progress	4,809,899	425,701

Total	26,293,430	21,728,581
Less, accumulated depreciation	3,871,042	2,925,880

Premises, furniture and equipment, net	$22,422,388	$18,802,701

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 amounted to $972,821, $962,146 and $883,785, respectively. Construction in progress relates to the ongoing construction of an executive office building located at 830 Lowcountry Boulevard. Remaining estimated construction costs for the project are expected to be approximately $739,000. For the years ended December 31, 2010, 2009 and 2008, the Bank capitalized $41,105, $6,801 and $42,280 respectively, in interest related to the construction of our new branch locations and the aforementioned executive offices.

NOTE 9—DEPOSITS

At December 31, 2010, the scheduled maturities of certificates of deposit were as follows:

Amount
Maturing:
2011	$224,378,702
2012	66,693,107
2013	4,201,230
2014	69,154
2015	1,860,590
Thereafter	99,000

Total	$297,301,783

NOTE 10—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of two obligations totaling $20.0 million at December 31, 2010. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities. U.S. government agency securities with book values of $23,649,693 and $73,349,838 and fair values of $23,480,827 and $72,884,324 at December 31, 2010 and 2009, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Amount outstanding at year end	$20,000,000	$60,000,000
Average amount outstanding during year	30,513,992	63,090,274
Maximum outstanding at any month-end	60,000,000	72,500,000
Weighted average rate paid at year-end	3.76%	1.55%
Weighted average rate paid during the year	2.60%	1.67%

NOTE 11—JUNIOR SUBORDINATED DEBENTURES

On February 22, 2006, Tidelands Statutory Trust (the "Trust I"), a non-consolidated subsidiary of the Company, issued and sold floating rate capital securities of the trust (the "Trust I Securities"), generating proceeds of $8.0 million. The Trust I loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.669% at the period ended December 31, 2010. The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

On June 20, 2008, Tidelands Statutory Trust II (the "Trust II"), a non-consolidated subsidiary of the Company, issued and sold floating rate capital securities of the trust (the "Trust II Securities"), generating proceeds of $6.0 million. The Trust II loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 Capital under Federal Reserve Board guidelines.

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075% thereafter. The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears. The Company has the right,

NOTE 11—JUNIOR SUBORDINATED DEBENTURES (Continued)

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods). This and any future deferred distributions will continue to accrue interest. Distributions on the trust preferred securities are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

NOTE 12—ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2010, advances from the Federal Home Loan Bank ("FHLB") were comprised of two advances totaling $27.0 million. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2010, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%. All advances require interest only payments with principal and interest due on maturity. The advances are collateralized by pledged FHLB stock and certain loans. At December 31, 2010, loans totaling $53.8 million were pledged as collateral at the Federal Home Loan Bank. FHLB advances are summarized as follows for the periods ended December 31, 2010 and 2009:

	2010	2009
Amount outstanding at period end	$27,000,000	$65,000,000
Average amount outstanding during the year	44,430,137	91,074,521
Maximum outstanding at any month-end	85,000,000	100,800,000
Weighted average rate at year-end	2.00%	3.03%
Weighted average rate during the year	2.72%	2.55%

NOTE 13—OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2010, 2009 and 2008 are summarized below:

	2010	2009	2008
Professional fees	$1,692,975	$1,234,219	$1,180,078
Telephone expenses	191,510	199,121	162,106
Office supplies, stationery, and printing	92,512	99,512	151,136
Insurance	314,425	199,996	199,643
Postage	36,581	21,454	22,965
Data processing	618,041	497,951	448,010
Advertising and marketing	750,529	461,880	750,042
FDIC Assessment	1,390,603	1,440,629	484,000
Other loan related expense	271,626	551,713	93,656
Other	678,360	765,701	640,091

Total	$6,037,162	$5,472,176	$4,131,727

NOTE 14—INCOME TAXES

For the years ended December 31, 2010, 2009 and 2008 income tax expense consisted of the following:

	2010	2009	2008
Current portion:
Federal	$—	$(445,909)	$52,806
State	—	—	—

Total current	—	(445,909)	52,806

Deferred income taxes	—	3,825,564	(2,751,806)

Income tax expense (benefit)	$—	$3,379,655	$(2,699,000)

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2010, the Company had stated net operating losses for tax purposes of $18,810,155. These net operating losses begin expiring in 2025. Management has determined that is more likely than not that the deferred tax asset related to continuing operations at December 31, 2010 will not be realized, and accordingly, has established a valuation allowance. As of December 31, 2009, the Company has stated net operating losses for tax purposes of $1,598,010. These net operating losses begin expiring in 2025. Management has determined that is more likely than not that the deferred tax asset related to continuing operations at December 31, 2009 will not be realized, and accordingly, established a valuation allowance.

NOTE 14—INCOME TAXES (Continued)

At December 31, 2010, income tax returns from 2009, 2008 and 2007 remain subject to review by tax authorities. The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2010	2009	2008
Deferred tax assets:
Allowance for loan losses	$3,896,076	$3,225,488	$2,261,996
Net operating loss carry forward	6,546,893	660,365	82,714
Loan fees and costs	2,089	44,541	71,320
Interest on nonaccrual loans	211,735	140,053	75,307
Tax credit	290,718	306,799	95,753
Stock option expense	46,226	45,269	34,997
Deferred compensation	311,650	244,919	96,688
Other than temporary impairment (OTTI)	—	1,562,708	1,562,708
Unrealized loss on securities available-for-sale	166,661	710,754	—
Other real estate owned	377,734	52,105	—
Other	310,677	218,827	30,600

Total deferred tax assets	12,160,459	7,211,828	4,312,083

Valuation allowance	11,485,652	6,012,385	82,714

Total net deferred tax assets	674,807	1,199,443	4,229,369

Deferred tax liabilities:
Accumulated depreciation	365,167	386,711	342,381
Prepaid expenses	142,979	101,978	61,424
Unrealized gain on securities available-for-sale	—	—	921,424

Total deferred tax liabilities	508,146	488,689	1,325,229

Net deferred tax asset	$166,661	$710,754	$2,904,140

A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% for 2010, 2009 and 2008 to income before income taxes follows:

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense (benefit) at statutory rate	$(5,291,776)	(34.0)%	$(2,338,289)	(34.0)%	$(2,602,218)	(34.0)%
State income tax, net of federal income tax effect	(36,076)	(0.23)%	(33,644)	(0.5)%	—	—%
Cash value of life insurance	(189,877)	(1.22)%	(177,138)	(2.6)%	(164,680)	(2.2)%
Stock based compensation expense	20,571	0.13%	145,393	2.1%	226,216	3.0%
Tax exempt interest	(11,804)	(0.08)%	(45,066)	(0.6)%	(97,527)	(1.3)%
Valuation allowance	5,473,267	35.17%	5,929,671	86.2%	—	—%
Other	35,695	0.23%	(101,272)	(1.5)%	(60,791)	(0.8)%

Income tax expense (benefit)	$—	—%	$3,379,655	49.1%	$(2,699,000)	(35.3)%

NOTE 15—LEASES

The lease on the Bank's main branch was originated on March 24, 2004 and had an initial 10-year term. The lease required monthly payments of $14,840 for the first three years, increased 9% in year four and 3% every year thereafter. The lease is renewable at the bank's option for two five-year terms. Rental expense on this facility was $205,924, $204,781 and $198,956 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Bank leases a building for the Myrtle Beach branch location from a lessor in which a Company director has a 50% ownership. The lease commenced on July 1, 2007 and has a 20-year term at a monthly expense of $12,500. The lease may be extended at the Bank's option for two additional ten-year terms. Rental expense under these operating lease agreements was $150,000, $150,000 and $150,000 for the years ended December 31, 2010, 2009 and 2008.

The Bank has entered into a land lease for its West Ashley branch, which opened in July 2007. The lease was originated on December 22, 2005 and has an initial 20-year term. The lease may be extended at the Bank's option for four additional five-year terms. The lease requires monthly payments of $6,067 for the first five years and increases 12% every fifth year thereafter. Rental expense under these operating lease agreements was $72,800, $72,800 and $73,037 for the years ended December 31, 2010, 2009 and 2008.

The Bank leases office space for the Bluffton branch location. The lease was originated on June 13, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $13,189. Rental expense under these operating lease agreements was $154,968, $157,402 and $167,440 for the years ended December 31, 2010, 2009 and 2008.

The Bank has entered into a land lease for office space located at 830 Lowcountry Boulevard, Mount Pleasant, SC for the building of executive offices. The lease was originated on April 24, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $9,167 for the first five years, increased 7 1/2% every fifth year thereafter. Rental expense under this operating lease agreement was $110,000, $110,000 and $110,000 for the years ended December 31, 2010, 2009 and 2008.

The Bank also leases office space for its Murrells Inlet branch location. The lease was originated on March 20, 2007 and has a 20-year term. The lease may be extended at the Bank's option for one additional ten-year term. The lease requires monthly payments of $10,000 that began on June 26, 2008. Rental expense under this operating lease agreement was $120,000, $120,000 and $76,904 for the years ended December 31, 2010, 2009 and 2008.

Future minimum lease payments under these operating leases are summarized as follows:

2011	$828,467
2012	842,380
2013	855,557
2014	663,541
2015	624,912
Thereafter	7,512,365

$11,327,222

NOTE 16—RELATED PARTY TRANSACTIONS

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

Related party loan transactions for the years ended December 31, 2010 and 2009 are summarized below:

	December 31,
	2010	2009
Balance, beginning of year	$14,547,426	$16,569,531
New loans	2,603,915	13,256,859
Less loan repayments	(2,868,828)	(8,430,776)
Other changes due to changes in directors and officers	(74,445)	(6,848,188)

Balance, end of year	$14,208,068	$14,547,426

Deposits from directors and executive officers and their related interests totaled $1,096,115 and $1,114,506, at December 31, 2010 and 2009, respectively. As mentioned in Note 15, one of the Company's directors is a 50% owner of an office building in Myrtle Beach, SC in which Tidelands Bank is a tenant.

NOTE 17—COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 18—LOSS PER SHARE

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

NOTE 18—LOSS PER SHARE (Continued)

Basic and diluted loss per share is computed below:

	Year Ended December 31,
	2010	2009	2008
Basic loss per share computation:
Net loss available to common shareholders	$(16,503,713)	$(11,183,316)	$(4,954,583)

Average common shares outstanding—basic	4,087,108	4,071,313	4,050,301

Basic net loss per share	$(4.04)	$(2.75)	$(1.22)

Diluted loss per share computation:
Net loss available to common shareholders	$(16,503,713)	$(11,183,316)	$(4,954,583)

Average common shares outstanding—basic	4,087,108	4,071,313	4,050,301
Incremental shares from assumed conversions:
Stock options and warrants	—	—	—

Average common shares outstanding—diluted	4,087,108	4,071,313	4,050,301

Diluted loss per share	$(4.04)	$(2.75)	$(1.22)

For the period ended December 31, 2010, there were no stock options outstanding that were anti-dilutive compared to 742,060 and 777,537 stock options outstanding that were anti-dilutive for the period ended December 31, 2009 and 2008, respectively. At December 31, 2010 and 2009, there were 571,821 warrant shares outstanding that were anti-dilutive. Options and warrants are considered anti-dilutive because the exercise price exceeds the average market price for the period. During the quarter ended June 30, 2010, all options that had been previously granted were voluntarily forfeited by each employee, officer and director grantee.

NOTE 19—REGULATORY MATTERS

Regulatory Actions

On June 1, 2010, the Federal Deposit Insurance Corporation (the "FDIC") and the South Carolina State Board of Financial Institutions (the "State Board") conducted their annual joint examination of the Bank. As a result of the examination, the Bank entered into a Consent Order, effective December 28, 2010 (the "Consent Order"), with the FDIC and the State Board. Based on information included in the FDIC's report, the Bank's credit risk rating at the FHLB has been negatively impacted, resulting in reduced borrowing capacity. This action also restricts the Bank's ability to accept, renew, or roll over brokered deposits. In addition, the Bank's ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity is not guaranteed. The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.

The Consent Order requires the Bank to, among other things, take the following actions: establish a board committee to monitor and coordinate compliance with the Consent Order; ensure that the Bank has competent management in place; develop an independent assessment of the Bank's management and staffing needs; achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days and establish a capital plan that includes a contingency plan to sell or merge the Bank; implement a plan addressing liquidity, contingency funding, and asset liability management; implement a program designed to reduce the Bank's exposure in problem assets; develop a three year strategic plan; adopt an effective internal loan

NOTE 19—REGULATORY MATTERS (Continued)

review and grading system; adopt a plan to reduce concentrations of credit; implement a policy to ensure the adequacy of the Bank's allowance for loan and lease losses; implement a written plan to improve and sustain the Bank's earnings; revise, adopt and implement a written asset/liability management policy to provide effective guidance and control over the Bank's funds management activities; develop a written policy for managing interest rate risk; not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without prior regulatory approval; not accept, renew, or rollover any brokered deposits unless it is in compliance with regulatory requirements and adopt a plan to eliminate reliance on brokered deposits; limit asset growth to 10% per year; adopt an employee compensation plan after undertaking an independent review of compensation paid to all the Bank's senior executive officers; and address various violations of law and regulation cited by the FDIC.

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.

Regulatory Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Company's or Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

To be considered "well-capitalized," generally a bank must maintain a Leverage Capital ratio of at least 5%, Tier 1 Capital of at least 6%, and Total Risk-Based Capital of at least 10%. The Consent Order, however, includes a requirement that the Bank achieve and maintain minimum capital requirements that exceed the minimum regulatory capital ratios for "well capitalized" banks.

NOTE 19—REGULATORY MATTERS (Continued)

As of December 31, 2010 and 2009, the following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital (to risk-weighted assets)	$44,030,000	9.77%	$36,072,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	31,847,000	7.06%	18,036,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	31,847,000	5.47%	23,300,480	4.00%	N/A	N/A
December 31, 2009
Total capital (to risk-weighted assets)	$61,070,000	11.68%	$41,818,640	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	53,407,000	10.22%	20,909,320	4.00%	N/A	N/A
Tier 1 capital (to average assets)	53,407,000	6.83%	31,257,760	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2010 and 2009:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital (to risk-weighted assets)	$42,703,000	9.49%	$36,009,620	8.00%	$45,012,020	10.00%
Tier 1 capital (to risk-weighted assets)	37,002,000	8.22%	18,004,810	4.00%	27,007,210	6.00%
Tier 1 capital (to average assets)	37,002,000	6.38%	23,215,640	4.00%	29,019,550	5.00%
December 31, 2009
Total capital (to risk-weighted assets)	$57,983,000	11.11%	$41,751,730	8.00%	$52,189,660	10.00%
Tier 1 capital (to risk-weighted assets)	51,412,000	9.85%	20,875,860	4.00%	31,313,800	6.00%
Tier 1 capital (to average assets)	51,412,000	6.59%	31,225,960	4.00%	39,032,450	5.00%

To be considered "well-capitalized" per the requirements of the Consent Order, the Bank must obtain a minimum amount of $45,012,020 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need $46,431,280 of Tier 1 capital in order to maintain a minimum Leverage Capital ratio of 8%. As of December 31, 2010, the bank was deemed "adequately capitalized. As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 20—UNUSED LINES OF CREDIT

As of December 31, 2010, the Bank had an unused line of credit to purchase federal funds from unrelated banks totaling $4.5 million. There was no balance outstanding related to this line of credit as of December 31, 2010. This line of credit is available on a one to 14 day basis for general corporate purposes. In addition to this credit line, lines of credit are available from the FHLB with a remaining credit availability of $114.6 million and an excess lendable collateral value of approximately $10.1 million at December 31, 2010. In addition, we maintain a $70.8 million line of credit with the

NOTE 20—UNUSED LINES OF CREDIT (Continued)

Federal Reserve Bank with a lendable collateral value of approximately $46.9 million secured by loans in our loan portfolio.

NOTE 21—SHAREHOLDERS' EQUITY

Preferred Stock—In December 2008, in connection with the Troubled Asset Relief Program (the "TARP") Capital Purchase Program (the "CPP"), established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury 14,448 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the "Preferred Stock"), having a liquidation preference of $1,000 per share. The Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter. The Preferred Stock has a call feature after three years.

In connection with the sale of the Preferred Stock, the Company also issued to the U.S. Treasury a ten-year warrant to purchase up to 571,821 shares of the Company's common stock (the "Warrants"), par value $0.01 per share at an initial exercise price of $3.79 per share.

As required under the TARP Capital Purchase Program, dividend payments on and repurchase of the Company's common stock are subject to certain restrictions. For as long as the Preferred Stock is outstanding, no dividends may be declared or paid on the Company's common stock until all accrued and unpaid dividends on the Preferred Stock are fully paid. In addition, the U.S. Treasury's consent is required for any increase in dividends on common stock before the third anniversary of issuance of the Preferred Stock and for any repurchase of any common stock except for repurchases of common shares in connection with benefit plans.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock. Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.

Restrictions on Dividends—A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board, provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. The Bank must obtain approval from the State Board prior to the payment of any other cash dividends. In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. As described above on December 28, 2010, the Bank entered into the Consent Order with the FDIC and the State Board which, among other things, prohibits the Bank from declaring or paying any dividends or making any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.

NOTE 22—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Standby letters of credit are conditional commitments issued to guarantee a customer's performance to a third party and have essentially the same credit risk as other lending facilities. At December 31, 2010, the Bank had $225,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth unused commitments to extend credit and standby letters of credit at December 31, 2010 and 2009:

	2010	2009
Commitments to extend credit	$18,564,489	$28,429,383
Standby letters of credit	608,604	466,739

Total	$19,173,093	$28,896,122

NOTE 23—STOCK COMPENSATION PLANS

On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan ("Stock Plan") that provides for the granting of options to purchase 20% of the outstanding shares of the Company's common stock to directors, officers, or employees of the Company. The plan was amended during 2005 to provide for the designation of an additional 348,997 shares as incentive stock options. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant and vest based on continued service with the Company for a specified period, generally two to five years following the date of grant. The per-share exercise price of stock options granted is determined by a committee appointed by the Board of Directors. The expiration date of any option may not be greater than 10 years from the date of grant. Options that expire unexercised or are forfeited become available for reissuance. During the quarter ended June 30, 2010, all options that had been previously granted were voluntarily forfeited by each employee, officer and director grantee.

NOTE 23—STOCK COMPENSATION PLANS (Continued)

The fair value of options granted is estimated as of the date granted using the Binomial option valuation model with the following weighted-average assumptions used for grants:

	2010	2009	2008
Dividend yield	N/A	N/A	0.00%
Expected volatility	N/A	N/A	22.0 - 73.8%
Risk-free interest rate	N/A	N/A	1.79%
Expected life (in years)	N/A	N/A	3.0 - 8.0

The Company did not grant options during the year ended December 31, 2010 and 2009. The weighted-average fair value of options granted during the year 2008 is $2.11. There were no options exercised during the years ended December 31, 2010, 2009 and 2008.

A summary of the status of the Company's Stock Plan as of December 31, 2010 and 2009 is presented below:

	2010			2009
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	742,060	$10.28		777,537	$10.31
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(742,060)	10.28		(35,477)	11.05

Outstanding at end of year	—	$—	$—	742,060	$10.28	$—

Options exercisable at year-end	—		$—	460,103		$—

Shares available for grant(1)	782,007			41,446

(1)
20% of outstanding shares less options exercised

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would be received by the option holders had all options holders exercised their options on December 31, 2010. This amount changes based on the fair value of the Company's stock. For the years ended December 31, 2010, 2009 and 2008, there was $63,067, $455,165 and $700,509 of total recognized compensation cost related to the share-based compensation arrangements granted under the Stock Plan.

NOTE 23—STOCK COMPENSATION PLANS (Continued)

A summary of the status of the Company's nonvested options as of December 31, 2010 is presented below:

Nonvested Options	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of year	281,957	$3.52
Granted	—	—
Vested	(11,760)	4.47
Forfeited	(270,197)	3.48

Nonvested at end of year	—	$—

As of December 31, 2010, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $52,601, $402,507 and $436,949, respectively.

NOTE 24—EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan ("ESOP"), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company's common stock on the open market from time to time with funds borrowed from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $53,566, $209,324 and $252,220 for the years ended December 31, 2010, 2009 and 2008. At December 31, 2010, the ESOP has outstanding loans amounting to $1,625,000.

A summary of the unallocated share activity of the Company's ESOP is presented below:

	December 31,
	2010	2009	2008
Balance, beginning of year	178,069	203,308	189,107
New share purchases	15,042	18,701	43,883
Shares released to participants	(2,180)	(330)	—
Shares allocated to participants	(40,400)	(43,610)	(29,682)

Balance, end of year	150,531	178,069	203,308

The aggregate fair value of the 150,531 unallocated shares was $156,552 based on the $1.04 closing price of our common stock on December 31, 2010. The aggregate fair value of the 178,069 unallocated shares was $658,855 based on the $3.70 closing price of our common stock on December 31, 2009. The aggregate fair value of the 203,308 unallocated shares was $801,035 based on the $3.94 closing price of our common stock on December 31, 2008.

NOTE 25—RETIREMENT PLANS

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements. The plan includes a "salary reduction" feature pursuant to Section 401(k) of the Internal Revenue Code. At its discretion, the Bank may make matching contributions of $.50 for every dollar contributed up to 6% of the

NOTE 25—RETIREMENT PLANS (Continued)

participants' annual compensation. Expenses charged to earnings for the 401(k) profit sharing plan were approximately $122,364, $119,077 and $60,075 in 2010, 2009 and 2008, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan). This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank. The officer will receive an annual payment from the Bank equal to the promised benefits. In connection with this plan, life insurance contracts were purchased on the officers. Effective June 30, 2010, the executive officers have agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. There was $196,268, $435,976 and $284,375 of expense related to the plan in 2010, 2009 and 2008, respectively.

As of December 31, 2010, total benefits expected to be paid in future periods equal $916,619, such payments commence in the year 2013 totaling $26,863. Total benefits expected to be paid between the years 2014 and 2018 equal $204,910 with $684,846 remaining in the years thereafter.

NOTE 26—TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Tidelands Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2010	2009
Assets:
Cash and due from banks	$2,694,509	$4,452,222
Other equity securities	28,750	28,750
Investment in banking subsidiary	36,759,033	50,281,637
Other assets	589,886	907,136

Total assets	$40,072,178	$55,669,745

Liabilities and shareholders' equity:
Junior subordinated debentures	$14,434,000	$14,434,000
ESOP borrowings	1,625,000	2,300,000
Other borrowings	—	—
Other liabilities	370,520	11,001
Shareholders' equity	23,642,659	38,924,744

Total liabilities and shareholders' equity	$40,072,178	$55,669,745

NOTE 26—TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Operations

	For the Years Ended December 31,
	2010	2009	2008
Income:
Income on trust preferred securities	$16,429	$23,247	$21,602
Income on securities available-for-sale	—	167,599	—
Gain on sale of available-for-sale securities	—	105,677	—
Impairment on nonmarketable equity securities	—	(122,890)	—
Gain from extinguishment of debt	400,000	—	—
Other investment income	22,619	—	—
Dividend paid from subsidiary	—	—	396,575

Total income	439,048	173,633	418,177

Expense:
Stock based compensation	63,067	455,165	700,509
Junior subordinated debentures	730,321	773,550	724,023
ESOP compensation	53,566	209,324	252,220
Other borrowings	77,172	58,508	127,831
Other	668,637	124,226	89,990

Total expense	1,592,763	1,620,773	1,894,573

Loss before income taxes and equity in undistributed losses of banking subsidiary	(1,153,715)	(1,447,140)	(1,476,396)
Income tax benefit	—	(347,813)	(466,000)
Equity in undistributed losses of banking subsidiary	(14,410,333)	(9,157,648)	(3,944,187)

Net loss	$(15,564,048)	$(10,256,975)	$(4,954,583)

NOTE 26—TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(15,564,048)	$(10,256,975)	$(4,954,583)
Adjustments to reconcile net loss to net cash used by operating activities:
Discount accretion and premium amortization	—	80,144	—
Gain from sale of securities available-for-sale	—	(105,677)	—
Impairment on securities	—	122,890	—
Gain from extinguishment of debt	(400,000)	—	—
(Increase) decrease in other assets	317,251	(97,476)	(516,392)
Increase in other liabilities	178,918	5,406	5,595
Equity in undistributed loss of subsidiary	14,410,333	9,157,648	3,944,187
Intercompany tax sharing payment	—	(1,074,889)	—
(Increase) decrease in deferred income taxes	—	1,507,451	(466,000)
Stock based compensation expense	63,067	455,165	700,509

Net cash used by operating activities	(994,479)	(206,313)	(1,286,684)

Cash flows from investing activities:
Purchases of securities available-for-sale	—	(10,293,963)	—
Proceeds from sales of securities available-for-sale	—	8,484,061	—
Proceeds from calls and maturities of securities available-for-sale	—	1,835,435	—
Purchase of Tidelands Bank stock	—	(8,000,014)	(6,000,005)

Net cash used by investing activities	—	(7,974,481)	(6,000,005)

Cash flows from financing activities:
Proceeds (repayments) from other borrowings	—	(615,837)	615,837
Proceeds from junior subordinated debentures	—	—	6,186,000
Proceeds from preferred stock, net	—	—	13,335,752
Proceeds from issuance of common stock-warrants	—	—	1,112,248
Preferred stock-dividends paid	(541,800)	(654,174)	—
Proceeds from ESOP borrowings	—	—	472,500
Repayment of ESOP borrowings	(275,000)	(300,000)	(300,000)
(Increase) decrease in unearned ESOP shares	53,566	84,325	(220,280)

Net cash (used) provided by financing activities	(763,234)	(1,485,686)	21,202,057

Net increase (decrease) in cash	(1,757,713)	(9,666,480)	13,915,368
Cash, beginning of period	4,452,222	14,118,702	203,334

Cash, end of period	$2,694,509	$4,452,222	$14,118,702

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2010. There have been no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

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

        Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled "Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.    Other Information.

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Biographical Information Regarding Our Directors and Executive Officers

        Michael W. Burrell, 60, has been a resident of the Charleston area since 1977. Mr. Burrell graduated from Georgia State University in 1973 and completed his graduate work and earned his Masters Degree in Education in 1978 and his Educational Specialist degree in 1983 from The Citadel Military College in Charleston, South Carolina. He has served as an elementary school principal in Summerville since 1980 and before his retirement in 2002 served as the coordinator for federal and state programs on the district level. He currently serves as an Evening School principal for Dorchester School District Two. Mr. Burrell and his wife started a local pre-school and childcare center, Gazebo School, Inc., which has been in operation since 1977. They sold the business in 2003 in order to pursue other interests. His community service in the area began with the formation of the first Boy Scout Troop for the disabled in 1977. Mr. Burrell is an active member in the Summerville Sertoma Club where he has served as president, treasurer, and on-going board member since 1978. He and his wife have been active in MS Challenge Walk for the past four years. He is a member of Bethany United Methodist Church where he has taught Sunday school for both children and adults. Mr. Burrell has served on our board since the company's formation and has been a resident of Charleston for over 33 years. His long-standing ties to the bank's largest market area provide him with personal contacts and an awareness of the social environment within which the company operates, which are valuable assets to the board.

        James M. (Jim) Bedsole, CRCM, CBA, CFSA, 52, has served as chief risk officer of our company and our bank since 2005 and has been an executive vice president since February 2009. Mr. Bedsole is a 1986 graduate of The Citadel, with a B.S. degree in Business Administration. He is also a graduate of the ABA National Graduate School of Compliance Management at Indiana University/Purdue University, Indianapolis. He is a Certified Regulatory Compliance Manager, Certified Bank Auditor and Certified Financial Services Auditor. Mr. Bedsole is a nationally recognized speaker on the topics of compliance, consumer protection regulations, auditing, risk management and Internet banking. He is a former chairman of the South Carolina Bankers Association Compliance and Regulatory Committee and the South Carolina Bankers Association Disaster Recovery Committee. Mr. Bedsole currently co-chairs the American Bankers Association Enterprise Risk Management Working Group. He has served on the faculty of the ABA National Compliance School and the North Carolina School of Banking. He had authored articles appearing in both regional and national publications, including ABA Bank Compliance Magazine, Palmetto Banker and numerous Internet web sites. He is a member of Seacoast Church in Mt. Pleasant and a member of the East Cooper Pilots Association.

        Alan D. Clemmons, 52, is a native of Myrtle Beach, South Carolina. He graduated in 1982 from Coastal Carolina University's School of Business Administration. He received his Juris Doctorate in 1989 from Hamline University of Saint Paul, Minnesota. Mr. Clemmons has been engaged in the practice of law with an emphasis on real estate and development with the Clemmons Law Firm, LLC since 2005. Prior to that time Mr. Clemmons practiced law as a partner at McCrackin, Barnett, Richardson and Clemmons, LLP from 1990. Mr. Clemmons, an Eagle Scout, has served as a volunteer to the Boy Scouts of America for almost 30 years and has served in positions ranging from scoutmaster to counsel president and national committeeman. He served as a volunteer to the Maya Indians from 1978 to 1980 as a lay Christian Services Missionary in Southern Mexico with The Church of Jesus Christ of Latter-day Saints. Mr. Clemmons is a past member of the Horry County Planning Commission and ex-oficio member of the Myrtle Beach Planning Commission. Mr. Clemmons was an officer of the Horry County Republican Party for many years, and served as chairman from 1997 through 2000. He was elected to represent South Carolina as a delegate or alternate-delegate to the 2000, 2004 and 2008 Republican National Conventions. Mr. Clemmons was first elected to the South

Carolina House of Representatives in 2002 and has served continuously since that time representing the area including the municipalities of Myrtle Beach and Briarcliffe Acres. He is past chairman of the House Freshman Caucus and secretary/treasurer of the House Republican Caucus. He currently serves in the South Carolina General Assembly as the Election Laws Subcommittee Chairman of the House Judiciary Committee, Vice-chair of the Rules Committee and legislative member of the Judicial Selection Commission. His legislative and community service has resulted in recognition by various entities, including: South Carolina Hero, 2008, by the American Association of Retired Persons (AARP); Legislator of the Year, 2006, by the South Carolina Association of Realtors; Legislator of the Year, 2005, by the Association of Drug Stores; Special Legislative Commendation, 2004, by the South Carolina Silver Haired Legislature; and Distinguished Alumnus of the Year, 2004, by Coastal Carolina University. Mr. Clemmons also serves as chairman of the Interstate 73 Corridor Association. He has served on our board since the company's formation and is a native of Myrtle Beach. His extensive personal understanding of the markets that we serve is a valuable asset to the board. Mr. Clemmon's professional experience as a real estate and development attorney provides the board with legal insight, and his strong analytical skills are helpful to the board's ability to manage the affairs of a highly regulated company.

        Robert E. (Chip) Coffee, Jr., 63, has served as a director and the president and chief executive officer of our company and our bank since February of 2003. Mr. Coffee is a native of Camden, South Carolina. Mr. Coffee graduated from The Citadel in 1970 with a B.S. in Business Administration. He began his banking career in the Management Training program with South Carolina National Bank in 1970. Mr. Coffee furthered his banking education and graduated from The Stonier Graduate School of Banking at Rutgers University in 1978 and The National Commercial Lending Graduate School at the University of Oklahoma, with distinction, in 1982. In 1980, he joined the Bank of Beaufort and began the community banking phase of his career. Between 1982 and 1985, Mr. Coffee worked with the Bank of Hartsville and managed the commercial loan portfolio of that bank. In 1986, he was part of a group of investors who founded 1ST Atlantic Bank in Little River, South Carolina. Mr. Coffee served as president, chief executive officer, and was a director until 1ST Atlantic merged with Anchor Bank in December of 1993. He became executive vice president and chief administrative officer and was a director of Anchor Bank, operating in that capacity until Anchor Bank merged with The South Financial Group in April of 2000. Including his stint in Beaufort, Mr. Coffee has been involved in banking along South Carolina's coast for over 30 years. Mr. Coffee has served on numerous boards and professional organizations including The South Carolina Bankers Association, Chairman of the South Carolina Bankers' School, The Citizens Advisory Council of the Hollings Cancer Center, The Citadel School of Business Advisory Board, DeBordieu Club and The South Carolina State Board of Financial Institutions from 1992 until 2000. Mr. Coffee's breadth of experience and institutional knowledge of the company is critical to lead the board through the current challenging economic climate.

        John W. Gandy, CPA, 57, is a native of Myrtle Beach, South Carolina. Mr. Gandy graduated from Wofford College in 1976 and obtained an MBA from the Babcock Graduate School of Management at Wake Forest University in 1978. Mr. Gandy has been the owner of Gandy CPA Group, LLC since January of 2000. He began his career in the audit division of Arthur Andersen & Co., a former "Big Eight" international accounting firm. In 1980, he returned home to Myrtle Beach where he spent the next 16 years working with the Jackson Companies, a diversified group of companies in resort tourism, golf, rental management and real estate development. Beginning in 1996, interest in new ventures moved Mr. Gandy to go into the consulting business. Over the next four years, he was involved in numerous financial transactions and planning for real estate developments, golf courses, vacation destination marketing and private placements for several small and start-up companies. He is currently a partner or shareholder in Gandy Associates, LLC, Hospitality Lodging, Inc., Coastal Direct, LLC (a design, printing and mailing operation), Office Developers, LLC, and various real estate related investments. He is active in a number of civic, professional and church activities in the Myrtle Beach area. Mr. Gandy has served on our board since 2007 and is a certificated public accountant. His professional experience and knowledge of financial reporting requirements are assets to the board. He also has extensive experience in various real estate related development projects, which provides unique knowledge of the markets in which we operate.

        J. Louis Grant, CPA, 64, is a native of Andrews, SC. Mr. Grant obtained his B.S. degree in Business Administration from The Citadel in 1972 and obtained his Certified Public Accountant Certificate in 1974. He served as the chief executive officer and president of Robinson Grant & Co., P.A., Certified Public Accountants, from July 1982 to September 30, 2009. He currently serves as a board member and vice-president. Robinson Grant & Co., P.A. is the largest locally owned CPA firm in Beaufort County, SC. He is a member of the American Institute of CPA's, the S.C. Association of CPA's, as well as a number of other professional and civic organizations in the Hilton Head Island area. He is a member of St. Paul's United Methodist Church and recently was elected to Coastal Carolina Hospital Board of Directors. Mr. Grant has served on our board since 2007. He has been a certified public accountant for over 36 years, over 26 of which was as the president and chief executive officer of the largest locally owned CPA firm in Beaufort County, South Carolina. Mr. Grant brings essential financial acumen to the board.

        Alan W. Jackson, CPA, 49, has served as executive vice president and chief financial officer of our company and our bank since 2003. Mr. Jackson graduated from West Virginia Wesleyan College in 1983 with a B.A. degree in Accounting and received a Master of Accountancy from Virginia Polytechnic Institute in 1985. Mr. Jackson furthered his banking education and graduated from the Graduate School of Banking at Colorado at the University of Colorado in 1997. Mr. Jackson began his involvement in community banking in 1984 as an auditor with KPMG. From 1988 to 1991, Mr. Jackson was employed by Security Bank and Trust Co., Salisbury, North Carolina. Mr. Jackson joined Community Bank and Trust Co. in Marion, North Carolina in 1991 and served as the chief financial officer until it merged with Carolina First Bancshares in 1998. At the time of the merger, Mr. Jackson joined a group of investors who founded High Country Bank in Boone, North Carolina. Mr. Jackson served as the chief financial officer and chief operations officer to High Country Bank from 1998 to 2002. From 2002 until joining us in May 2003, Mr. Jackson had a consulting practice serving community banks in the areas of asset liability management, operations, technology, financial reporting and budgeting.

        Thomas H. Lyles, 61, has served as executive vice president and chief administrative officer of our company since 2007. Mr. Lyles is a graduate of Wofford College, The School of Bank Administration at the University of Wisconsin, and he has an MBA from the University of South Carolina. He was retired from 2006 until joining our bank in April of 2007. Mr. Lyles has over 38 years of banking experience. He served as the President, COO and a director of Peoples Community Bank in Aiken, South Carolina from 2001 until its sale to First Citizens Corporation in 2005. From 1989 until 2001, Mr. Lyles served in various capacities for Carolina Southern Bank in Spartanburg, South Carolina, including Executive Vice President, CFO, COO and director until Carolina Southern Bank's sale to Synovus Corporation. From 1973 until 1989, he held various positions with Bankers Trust of SC/Bank of America. Mr. Lyles is also a member of the Rotary Club of Charleston.

        Robert H. (Bobby) Mathewes, Jr., 44, has served as executive vice president and senior credit officer since our formation. Mr. Mathewes grew up in Mount Pleasant and graduated from the University of South Carolina in 1988 with a B.S. degree in Finance. He is also a graduate of the South Carolina Bankers School, as well as Leadership Charleston in 1999. He has 20 years of banking experience, 17 of which have been spent in Charleston. He has also held positions with NationsBank, SouthTrust Bank and BB&T. Mr. Mathewes started his banking career with C&S Bank in Charleston in 1990. Mr. Mathewes has been involved in Junior Achievement, Jaycees and the Chamber of Commerce. He coached little league soccer and baseball through the recreational department in Mount Pleasant. He is an active member of Seacoast Church.

        John T. Parker, Jr., 47, has been a resident of Mount Pleasant since 1986. Mr. Parker graduated from Emory at Oxford in 1984 with an Associate of Arts degree, and subsequently graduated from Emory University in 1986 with a B.A. degree in Psychology. He worked at Georgia Mental Health in Atlanta before returning to Charleston to join Parker Marine Contracting Corporation, a family owned business that manufactures, builds , and installs concrete foundation pile, bridges, deep foundations, marine utilities and other construction services. He has been the vice president of Parker Marine for 15 years. Mr. Parker was the 2000-2002 president of the American Subcontractors Association (ASA), Charleston Chapter and he is past vice president and president of the board of directors for ASA of North and South Carolina. At present, he is on the Board of Directors for ASAC. Mr. Parker currently serves on the Scholarship Golf Tournament and Education Committees for ASA. Mr. Parker served as past president of the Board of Directors for the Pile Driving Contractors Association of South Carolina and is a national PDCA board member. He is a member of St. Andrews Episcopal Church in Mount Pleasant. Mr. Parker has served on our board since the company's formation. His business experience provides the board with insight into the challenges facing small business owners in our markets.

        Mary V. Propes, 58, is a native of Kentucky. Ms. Propes has served as chief executive officer of MVP Group International, Inc., MVP Natural Stone and MVP Textiles & Apparel since 1998. She entered the workforce in 1984 as a Chamber of Commerce Director in Graves County, Kentucky. Throughout her career, she was very successful in recruiting large industrial companies in the towns and cities she served. She is an active member and also serves on the board of trustees for Seacoast Church. In addition, she serves on the boards of numerous private companies and organizations, both domestically and abroad. Ms. Propes joined our board in 2007. She has served as the chief executive officer of three manufacturing businesses and led five start-up ventures. Ms. Propes' professional experience as a successful entrepreneur provides the board with business insight and analytical skills that are necessary to manage the company's affairs in this difficult economic environment.

        Tanya D. Robinson, 57, is a resident of Summerville. Mrs. Robinson graduated from Brigham Young University with a B.A. in Communications. She worked part-time for Dorchester District Two Schools as a Public Information Specialist from 2000 until her recent election as a Board of Trustee for Dorchester District Two Schools. Mrs. Robinson was elected for the 2009-2010 term to serve as South Carolina's Goals and Awards Chairman for the Congress of Parents and Teachers where she oversees the Awards and Goals program throughout the state. She was elected in the spring of 2010 to become the PTA Vice-President for South Carolina for a two year term. She was elected District President for Dorchester and Colleton County Schools in 2002-2004, which took her into 21 schools to organize and train PTA personnel. Mrs. Robinson is a member of the Junior League of Summerville where she held the position of Community Service Chairman working closely with 25 local agencies. She presently is serving as Summerville High School's PTSA President and is in the Presidency of the Charleston area Women's Organization of the Church of Jesus Christ of Latter Day Saints. For the past five years, she has chaired the Trident United Way for Dorchester District Two Schools and has acted as a liaison for Trident United Way's Day of Caring. She is married to Kent Robinson and they have four children. Ms. Robinson has served on our board since the company's formation. She is very active in charitable endeavors in the community and has played a critical role in the educational system in our market area. These roles provide her with personal contacts and a unique perspective of the markets in which the company operates.

        Milon C. Smith, 60, has served as executive vice president and chief credit officer of our company and our bank since October 2005. Mr. Smith graduated from the University of South Carolina in 1972 with a B.S. degree in Banking and Finance. Mr. Smith furthered his banking education and attended continuing education classes through RMA, University of Oklahoma and BAI. Mr. Smith began his involvement in community banking in 1973 as a management trainee at Bankers Trust of South Carolina. Mr. Smith spent 28 years, of his 37 years in banking, at Bank of America, or its predecessor banks, as a commercial lending officer, credit risk officer and credit products officer. From 2002 to 2005, Mr. Smith served as chief credit risk officer of People's Community Bank of South Carolina in

Aiken, South Carolina. Mr. Smith has been involved in the Columbia, Charleston and South Carolina state boards for community schools. He currently serves on the South Carolina Medical Malpractice PCF Board.

        Larry W. Tarleton, 67, is a native of Wadesboro, North Carolina and a graduate of the University of North Carolina in Chapel Hill. In April 2009, he retired from The Post and Courier, South Carolina's largest newspaper, where he worked since 1988, first as editor for 10 years and then as publisher for 11 years. He had previously been an editor for newspapers in Charlotte, Miami and Dallas. He is very active in community affairs and currently serves on the board of the Coastal Carolina chapter of the Boy Scouts of America and is the chairman of the Boy Scouts Tenderfoot Classic golf tournament. He has served as chairman of the Trident United Way and on the board of the Charleston Metro Chamber of Commerce. He is a former president of the Country Club of Charleston and is a member of the Carolina Yacht Club. Mr. Tarleton has served on our board since 2006. His business and personal ties provide him with awareness of both the business and social environment within which the company operates.

        There are no family relationships among any of the directors and any executive officers of the Company.

Code of Ethics

        We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interests and providing full, accurate, and timely disclosure to the public.

        We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of this Code of Ethics is available without charge to shareholders upon request to our chief financial officer, Alan W. Jackson, at Tidelands Bancshares, Inc., 875 Lowcountry Boulevard, Mount Pleasant, South Carolina 29464.

Audit Committee

        Our audit committee is composed of four independent directors and operates under a written charter adopted by the board in February2005. The board of directors has determined that Messrs. Burrell, Gandy, and Parker and Ms. Robinson, are independent, as contemplated in the listing standards of The NASDAQ Global Market. John W. Gandy was approved as an "audit committee financial expert" as defined under the rules of the SEC. As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service. The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations and our independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

        As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and certain other individuals are required to report periodically their ownership of our common stock and any changes in ownership to the SEC. Based on a review of Forms 3, 4, and 5 and any representations made to us, we believe that all such reports for these persons were filed in a timely fashion during 2010 for transactions occurring in 2010, with the exception of the following:

        A Form 4 was filed on April 20, 2010 to reflect that the reporting of 5,000 shares of stock purchased by Robert E. Coffee, Jr. on July 25, 2008 (reflected on Form 4 filed on July 28, 2008) were subsequently gifted to spouse on same day.

        A Form 5 was filed on January 10, 2011 to reflect the late reporting of 3,500 shares of stock purchased by Michael W. Burrell on June 7, 2010.

Item 11.    Executive Compensation.

Summary of Cash and Certain Other Compensation

        The following table shows the compensation we paid for the years ended December 31, 2010 and 2009 to our principal executive officer, our principal financial officer and each of our three other most highly compensated executive officers who were serving as executive officers at the end of 2010. For a description of executive compensation arrangements entered into between the company and Messrs. Coffee, Jackson, Lyles, Mathewes and Smith, please see the discussion below entitled "Executive Compensation Arrangements."

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Robert E. Coffee, Jr.	2010	$325,600	$—	$—	$—	$141,930	(2)	$467,530
President/Chief Executive Officer	2009	296,000	—	—	—	226,396		522,396
Alan W. Jackson	2010	228,800	—	—	—	59,891	(3)	288,691
Chief Financial Officer/Executive Vice	2009	208,000	—	—	—	75,913		283,913
President
Thomas H. Lyles	2010	203,840	—	—	—	63,778	(4)	267,618
Chief Administrative Officer/Executive Vice	2009	182,000	—	—	—	128,511		310,511
President
Robert H. Mathewes, Jr.	2010	208,780	—	—	—	50,478	(5)	259,258
Senior Credit Officer/Executive Vice	2009	189,800	—	—	—	65,010		254,810
President
Milon C. Smith	2010	211,640	—	—	—	67,296	(6)	278,936
Chief Credit Officer/Executive Vice	2009	192,400	—	—	—	95,305		287,705
President

(1)
Stock option awards have been granted to our named executive officers from time to time to reward performance and promote our long-term success. Each named executive officer voluntarily forfeited all of his options in June 2010.

(2)
Includes personal usage of company automobile of $866, club dues and related fees of $8,499, insurance of $14,011, the dollar value of term insurance premiums paid by, or on behalf of Mr. Coffee of $3,240, 401(k) match of $6,539, personal usage of company cell phone expense of $491, 1,954 ESOP shares granted at $3.70 and SERP expense of $101,054.

(3)
Includes personal usage of company automobile of $3,059, club dues and related fees of $2,429, insurance of $16,503, the dollar value of term insurance premiums paid by, or on behalf of Mr. Jackson of $880, 401(k) match of $6,968, personal usage of company cell phone expense of $425, 1,688 ESOP shares granted at $3.70 and SERP expense of $23,381.

(4)
Includes personal usage of company automobile of $1,035, club dues and related fees of $809, insurance of $13,434, 401(k) match of $6,154, personal usage of company cell phone expense of $246, 1,677 ESOP shares granted at $3.70 and SERP expense of $35,895.

(5)
Includes personal usage of company automobile of $1,687, club dues and related fees of $5,680, insurance of $16,271, the dollar value of term insurance premiums paid by, or on behalf of

  Mr. Mathewes of $590, 401(k) match of $4,219, personal usage of company cell phone expense of $493, 1,534 ESOP shares granted at $3.70 and SERP expense of $15,862.

(6)
Includes car allowance of $12,000, insurance of $7,315, 401(k) match of $6,722, personal usage of company cell phone expense of $428, 1,630 ESOP shares granted at $3.70 and SERP expense of $34,800.

Outstanding Equity Awards at Fiscal Year-End

        There were no outstanding equity awards at fiscal year-end for any of the named executive officers. Each named executive officer voluntarily forfeited all of his options in June 2010.

        There were no outstanding equity awards at fiscal year-end for any of the named executive officers. Each named executive officer voluntarily forfeited all of his options in June 2010 as a means to help us reduce expenses. We are currently examining additional means to provide incentives to key employees to increase shareholder value and therefore further align the interests of these employees with those of our shareholders.

Executive Compensation Arrangements

Employment Agreements

        On May 1, 2008, we entered into employment agreements with Messrs. Coffee, Jackson, Lyles, Mathewes and Smith, as well as with five other officers. The employment agreements have perpetual three-year terms but terminate no later than the time an executive attains age 65. The employment agreements provide Messrs. Coffee, Jackson, Lyles, Mathewes and Smith with annual base salaries for 2011 of $309,320, $217,360, $193,648, $198,341 and $201,058, respectively. However, compensation must be reviewed annually by the board of directors and may be increased to account for cost of living expenses. Each executive is also entitled to participate in all of our compensation, bonus, incentive and other benefit programs.

        Each executive is entitled to cash severance if he is terminated without cause or if he terminates voluntarily but for good reason, meaning voluntary termination because of adverse changes in employment circumstances, such as reduced compensation or responsibilities. In the case of Messrs. Coffee, Jackson, Lyles, Mathewes and Smith, the severance compensation consists of a lump-sum payment equal to three times base salary, any bonus that may have been earned or accrued through the date of termination (including any amounts awarded for previous years that have not yet vested), and a pro rata share of any bonus for the current fiscal year. Messrs. Coffee, Jackson, Lyles, Mathewes and Smith would also be entitled to continued medical, dental and hospitalization insurance coverage for up to three years after termination.

        If a change in control occurs, Messrs. Coffee, Jackson, Lyles, Mathewes and Smith would be entitled to a lump-sum cash payment equal to three times the sum of their base salary and most recent bonus. The employment agreements also provide for accelerated vesting in benefit plans after a change in control. For purposes of the employment agreements, the term change in control means (i) an occurrence of a change in ownership of Tidelands Bancshares, (ii) a change in effective control of Tidelands Bancshares, or (iii) a change in the ownership of a substantial portion of Tidelands Bancshares' assets, as defined consistent with Internal Revenue Code section 409A. The change-in-control benefit under the employment agreements is a single-trigger benefit, in contrast to a double-trigger benefit payable solely after separation from service following a change in control. Messrs. Coffee, Jackson and Mathewes would also be entitled to a tax gross-up benefit if the aggregate benefits payable to them after a change in control are subject to excise taxes under sections 280G and 4999 of the Internal Revenue Code. In general terms, benefits received by an executive after a change in control are subject to a 20% excise tax under section 4999 if the benefits payable on account of the change in control exceed three times the executive's five-year average taxable compensation. If total benefits equal or exceed that threshold, the executive must pay a 20% excise tax on benefits exceeding his five-year average taxable compensation and under section 280G the employer forfeits the compensation deduction for benefits on which the excise tax is imposed. The tax gross-up benefit compensates an executive for excise taxes imposed but it increases the employer's non-deductible payments.

        The employment agreements prohibit competition after employment termination, but the prohibition against competition is void after a change in control. The period during which competition is prohibited is two years for Messrs. Coffee, Jackson, Lyles, Mathewes and Smith. Lastly, the employment agreements provide for reimbursement of the executives' legal fees if the employment agreements are challenged after a change in control, up to a maximum of $500,000 for Messrs. Coffee, Jackson and Mathewes and $100,000 for Messrs. Lyles and Smith.

Salary Continuation Agreements

        On May 1, 2008, we also entered into salary continuation agreements with Messrs. Coffee, Jackson, Lyles, Mathewes and Smith. With the aid of a compensation consultant we determined the salary continuation agreement retirement benefit by first projecting the executive's final pay at retirement, assuming retirement at age 65. Payable for 15 years in monthly installments beginning at age 65, the annual retirement benefits under the salary continuation agreements are $26,863 for Mr. Coffee, $6,215 for Mr. Jackson, $9,542 for Mr. Lyles, $4,217 for Mr. Mathewes and $9,251 for Mr. Smith. The benefit for termination before age 65 is a reduced amount that is calculated based on the bank's liability accrual balance existing when employment termination occurs, also payable in monthly installments for 15 years beginning at age 65. If a change in control of the company occurs, each executive will be entitled under his salary continuation agreement to an amount equal to the bank's liability accrual balance existing when the change in control occurs. Because the agreement's change-in-control benefit payment cannot exceed the current liability accrual balance maintained by the bank under the agreement, the benefit payment is cost neutral to the acquirer. In June 2010, benefits accruing under these agreements were capped at their existing levels.

Endorsement Split Dollar Agreements

        We consider adequate life insurance coverage for executives to be an essential element of the compensation necessary to retain, attract and reward excellent service. On May 1, 2008, we entered into endorsement split dollar insurance agreements with Messrs. Coffee, Jackson, Lyles, Mathewes and Smith, entitling each executive to designate the beneficiary of a specified portion of the death benefits payable under bank-owned policies on the executive's life. The executive's right to designate a beneficiary of the life insurance death benefit expires when the executive's employment terminates or when the executive attains age 65, whichever occurs first. The death benefit payable to the executive's beneficiary is the lesser of (x) 100% of the policy's net death proceeds, meaning the total death benefit minus the policy's cash surrender value, or (y) the portion of the net death proceeds equal to 100% of the accrual balance required at age 65 under the executive's salary continuation agreement. The bank is entitled to all insurance policy death proceeds remaining after payment of the death benefit to the executive's beneficiary.

        This bank-owned life insurance financing method is not expected to result in any material cost to the bank, but it is expected to increase the bank's non-interest income in future operating periods. Because the bank intends to hold the bank-owned life insurance until the death of the insured's, the increase of cash surrender value should be tax-free income under current Federal income tax law. The collection of death benefits on the life insurance policies, which is likewise tax free under current Federal and state income taxation, is expected to enhance the company's return as well. The combination of tax-preferred income generated by the increasing cash value of the insurance policy, the tax-free insurance death benefit, and fully tax-deductible benefit payments to participants enables a bank to provide this significant benefit to executives through attractive cost-recovery financing.

TARP Executive Compensation Restrictions

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

        As our most highly compensated employee, Mr. Coffee will be ineligible for any bonuses or incentive awards other than restricted stock as long as the equity issued under the CPP is held by the Treasury and he remains our most highly compensated employee. Any restricted stock awards made to Mr. Coffee while the Treasury holds our equity would be subject to the following limitations: (i) the restricted stock cannot become fully vested until the Treasury no longer holds the preferred stock, and (ii) the value of the restricted stock award cannot exceed one third of Mr. Coffee's total annual compensation.

        Our executive compensation arrangements also provide for post-termination benefits and change-in-control benefits through employment agreements and salary continuation agreements, as well as a potential death benefit under split dollar life insurance agreements for death occurring both before employment termination and before normal retirement age. These severance benefits will not be payable, however, for our five senior executive officers and our next five most highly compensated employees upon termination occurring while the equity issued under the CPP is held by the Treasury.

Director Compensation

        Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. Pursuant to our bylaws, we began compensating our directors in May of 2007. Compensation information with respect to our president and chief executive officer, Robert E. Coffee, Jr., who is also a director, is set forth above rather than in the table below. We pay our non-employee directors a fee of $500 for each board meeting attended and $250 for each committee meeting attended. We pay the chairman of the board of directors an additional chairman's fee of $250 for each board meeting attended. On July 19, 2010, the board of directors voted to reduce the directors' fees through December 31, 2010 by 10%, to $450 for each board meeting attended, $225 for each committee meeting attended and $225 for the chairman's fee. On December 20, 2010, the board of directors voted to extend the 10% reduction in fees for another six months and to readdress the issue at the scheduled July board meeting.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Michael W. Burrell	9,600	—	—	—	—	9,600
John N. Cagle, III, DMD(2)	14,950	—	—	—	—	14,950
Alan D. Clemmons	12,725	—	—	—	1,141	13,866
John W. Gandy, CPA	11,950	—	—	—	1,053	13,003
J. Louis Grant, CPA	14,875	—	—	—	1,037	15,912
John T. Parker, Jr.	10,950	—	—	—	—	10,950
Mary V. Propes	9,400	—	—	—	—	9,400
Tanya D. Robinson	9,850	—	—	—	—	9,850
Larry W. Tarleton	14,325	—	—	—	—	14,325

(1)
These amounts represent the dollar amount paid to directors for mileage reimbursement.

(2)
Dr. Cagle resigned from the board of directors on January 11, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Our equity compensation plan information is included under Item 5 of Part II of this Form 10-K.

 SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

General

        The following table shows owners of more than 5% of our outstanding common stock, as of March 1, 2011.

Name and Address	Number of Shares Owned	Right to Acquire	Percentage of Beneficial Ownership(5)
Endicott Management Company(1)	421,751	—	9.86%
Service Capital Partners LP(2)	415,000	—	9.70%
Financial Stocks Capital Partners LP(3)	300,000	—	7.01%
Tidelands Bancshares, Inc. (ESOP)(4)	273,149	—	6.39%

(1)
623 Fifth Avenue, Suite 3104, New York, NY 10022

(2)
1700 Pacific Avenue, Suite 2000, Dallas, TX 75201

(3)
441 Vine Street, Cincinnati, OH 45202

(4)
875 Lowcountry Blvd, Mount Pleasant, SC 29464

(5)
The calculations are based on 4,277,176 shares of common stock outstanding on March 1, 2011.

        The following tables show how much common stock in our company is owned by the directors, the named executive officers and the directors and executive officers as a group, as of March 1, 2011.

Name	Number of Shares Owned(1)	Right to Acquire	Percentage of Beneficial Ownership
James M. (Jim) Bedsole	6,919	—	0.16%
Michael W. Burrell(1)	35,168	—	0.82%
Alan D. Clemmons	62,120	—	1.45%
Robert E. (Chip) Coffee, Jr.(1)(a)	130,309	—	3.05%
John W. Gandy, CPA	8,125	—	0.19%
J. Louis Grant, CPA	40,292	—	0.94%
Alan W. Jackson, CPA	11,398	—	0.27%
Thomas H. Lyles	48,101	—	1.12%
Robert H. (Bobby) Mathewes, Jr.(1)(b)	12,066	—	0.28%
John T. Parker, Jr.	29,867	—	0.70%
Mary V. Propes	4,500	—	0.11%
Tanya D. Robinson	11,300	—	0.26%
Milon C. Smith	8,068	—	0.19%
Larry W. Tarleton	28,584	—	0.67%
Executive officers and directors as a group (14 persons)	436,817	—	10.21%

(1)
Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program or allocated ESOP shares, unless otherwise indicated in these footnotes. To the company's knowledge, each person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program the securities shown as beneficially owned by the person, except for the following shares which the individual has reported as indirectly owned:

  (a)
  23,750 shares are indirectly owned by spouse, held in trust.

  (b)
  100 shares are indirectly owned by spouse.

(2)
The calculations are based on 4,277,176 shares of common stock outstanding on March 1, 2011.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Interests of Management and Others in Certain Transactions

        We make loans and enter into other transactions in the ordinary course of business with our directors and officers and their affiliates. As of December 31, 2010, these borrowings totaled $14.2 million. It is our policy that these loans and other transactions be made in the ordinary course of business, on substantially the same terms (including price or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. Our policy is that all of our transactions with our affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party and will be approved by a majority of disinterested directors.

        Director John W. Gandy is a 50% partner in Office Developers, LLC, which is the owner of an office building located at 1312 Professional Drive in Myrtle Beach, South Carolina in which Tidelands Bank is a tenant and is leasing the site for a period of 20 years. The monthly rent under the lease is $12,500 per month. We believe the terms to be no less favorable to us than could be obtained from an unaffiliated third party.

Independence

        Our board of directors has determined that Michael W. Burrell, Alan D. Clemmons, John W. Gandy, J. Louis Grant, John T. Parker, Jr., Mary V. Propes, Tanya D. Robinson and Larry W. Tarleton are "independent" directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Global Market, the exchange that we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-K. All members of our compensation, nominating and corporate governance, and audit committees are independent.

Item 14.    Principal Accounting Fees and Services.

        The following table shows the fees that we paid or expect to pay to Elliott Davis, LLC for services performed in fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees	$92,100	$90,197
Audit-Related Fees	33,000	—
Tax Fees	10,690	10,785
All Other Fees	—	—

Total	$135,790	$100,982

        Audit Fees.    This category includes the aggregate fees billed or to be billed for each of the last two fiscal years for professional services rendered by Elliott Davis, LLC for the audit of our annual financial statements and for reviews of the condensed financial statements included in our quarterly reports on Form 10-Q.

        Audit-Related Fees.    This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2010 and 2009. The fees for 2010 were for services provided related to the Form S-1 filing, including the issuance of a comfort letter thereon. No such services were rendered during 2009.

        Tax Fees.    This category includes the aggregate fees billed or to be billed for tax services rendered by Elliott Davis, LLC for the fiscal years ended December 31, 2010 and 2009. These services include preparation of state and federal tax returns for the company and its subsidiary and miscellaneous tax research and assistance.

        All Other Fees.    This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered by Elliott Davis, LLC during the fiscal years ended December 31, 2010 and 2009. No such services were rendered during either year.

Oversight of Accountants; Approval of Accounting Fees.

        Under the provisions of its charter, the audit committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditor. The charter provides that the audit committee must pre-approve the fees paid for the audit. The audit committee has delegated approval of non-audit services and fees to the chairman of the audit committee provided that the estimated fee for any such proposed service does not exceed $15,000. The chairman is required to report such pre-approval decisions to the full audit committee at the next scheduled meeting. The policy specifically prohibits certain non-audit services that are prohibited by securities laws from being provided by an independent auditor.

        All of the accounting services and fees reflected in the table above were reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

 PART IV

Item 15.    Exhibits.

3.1.	Amended and Restated Articles of Incorporation of Tidelands Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on June 16, 2008).
3.2
Articles of Amendment to the Company's Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference as Exhibit 3.1 to the Company's Form 8-K filed on December 19, 2008).
3.3.
Articles of Amendment to the Company's Restated Articles of Incorporation increasing the authorized shares of common stock (incorporated by reference to Exhibit 3.3 of the Company's Form S-1/A filed on April 21, 2010).
3.4	Amended and Restated Bylaws of Tidelands Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on June 16, 2008).
4.1.	See Exhibits 3.1 - 3.4 for provisions in Tidelands Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.
4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).
4.3	Warrant to Purchase up to 571,821 shares of Common Stock (incorporated by reference as Exhibit 4.1 to the Company's Form 8-K filed on December 19, 2008).
4.4	Form of certificate of Series T Preferred Stock Certificate (incorporated by reference as Exhibit 4.2 to the Company's Form 8-K filed on December 19, 2008).
4.5
Indenture between Tidelands Bancshares, Inc. and Wilmington Trust Company, as Trustee dated as of June 20, 2008 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on June 26, 2008).
4.6
Junior Subordinated Indenture between Tidelands Bancshares, Inc. and Wilmington Trust Company, as Trustee dated as of February 22, 2006 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on dated February 28, 2006).
10.1	Lease Agreement between Savings Associates and Tidelands Bank (incorporated by reference as Exhibit 10.1 to the Company's Form 10-KSB filed with the SEC for the period ended December 31, 2004).
10.2	Employment Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.3	Employment Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.4	Employment Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.5	Employment Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.6	Employment Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.7	Employment Agreement of James M. Bedsole (incorporated by reference to Exhibit 10.6 of the Company's Form 10-K filed on February 26, 2010).

10.8	Salary Continuation Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.9	Salary Continuation Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.15 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.10	Salary Continuation Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.16 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.11	Salary Continuation Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.12	Salary Continuation Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.13	Salary Continuation Agreement of James M. Bedsole (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K filed on February 26, 2010).
10.14	Endorsement Split Dollar Agreement of Robert E. Coffee Jr. (incorporated by reference to Exhibit 10.19 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.15	Endorsement Split Dollar Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.20 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.16	Endorsement Split Dollar Agreement of Alan W. Jackson (incorporated by reference to Exhibit 10.21 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.17	Endorsement Split Dollar Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.22 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.18	Endorsement Split Dollar Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.23 of the Company's Current Report on Form 8-K filed on May 7, 2008).
10.19	Endorsement Split Dollar Agreement of James M. Bedsole (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K filed on February 26, 2010).
10.20
Amended and Restated Declaration of Trust among Tidelands Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 26, 2008).
10.21
Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on June 26, 2008).
10.22
Amended and Restated Trust Agreement among Tidelands Bancshares, Inc., as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the administrative trustees named therein, including exhibits containing the related forms of the Tidelands Statutory Trust I Common Securities Certificate and the Preferred Securities Certificate (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 28, 2006).
10.23
Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 28, 2006).

10.24	Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 19, 2008).
10.25
Form of Waiver, executed by each of Messrs. Robert E. Coffee, Jr., Alan W. Jackson, Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on December 19, 2008).
10.26
Form of Letter Agreement, executed by each of Messrs. Robert E. Coffee, Jr., Alan W. Jackson, Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr. with the Company (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on December 19, 2008).
10.27
Tidelands Bancshares, Inc. 2004 Stock Incentive Plan and Form of Stock Option Agreement (Amendment No .1) as adopted by the Board of Directors November 20, 2006 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the period ended September 30, 2007)
10.28
Amendment No. 2 to the 2004 Stock Incentive Plan for Tidelands Bancshares, Inc. as adopted by the Board of Directors October 20, 2008 (incorporated by reference to Exhibit 10.16 of the Company's Form 10-K filed on March 30, 2009).
10.29	Standard Form of Agreement between Tidelands Bank and Hill Construction dated November 17, 2009 (incorporated by reference to Exhibit 10.29 of the Company's Form 10-K filed on February 26, 2010).
10.30
Consent Order, effective December 28, 2010, between the FDIC, the South Carolina State Board of Financial Institutions, and Tidelands Bank (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 30, 2010).
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

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.
Date: February 21, 2011	By:	/s/ ROBERT E. COFFEE, JR. Robert E. Coffee, Jr. President and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. BURRELL Michael W. Burrell	Director	February 21, 2011
/s/ ALAN D. CLEMMONS Alan D. Clemmons	Director	February 21, 2011
/s/ ROBERT E. COFFEE, JR. Robert E. Coffee, Jr.	Director, President, and Chief Executive Officer (Principal Executive Officer)	February 21, 2011
/s/ JOHN W. GANDY John W. Gandy	Director	February 21, 2011
/s/ J. LOUIS GRANT J. Louis Grant	Director	February 21, 2011

Signature	Title	Date

/s/ ALAN W. JACKSON Alan W. Jackson	Principal Accounting and Chief Financial Officer	February 21, 2011
/s/ JOHN T. PARKER, JR. John T. Parker, Jr.	Director	February 21, 2011
/s/ MARY V. PROPES Mary V. Propes	Director	February 21, 2011
/s/ TANYA D. ROBINSON Tanya D. Robinson	Director	February 21, 2011
/s/ LARRY W. TARLETON Larry W. Tarleton	Director	February 21, 2011

 Exhibit List

21.1	Subsidiaries of the Company.
23	Consent of Independent Public Accounting Firm.
24	Power of Attorney (contained on the signature page hereof).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.
99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.