Form 10-Q
period 2011-03-31
TIDELANDS BANCSHARES INC
filed 2011-05-13
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of May 9, 2011.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:

Cash and cash equivalents:
Cash and due from banks	$3,915,120	$3,657,977
Federal funds sold	16,645,000	24,069,000
Total cash and cash equivalents	20,560,120	27,726,977
Securities available-for-sale	56,096,924	57,955,698
Nonmarketable equity securities	5,267,750	5,267,750
Total securities	61,364,674	63,223,448
Mortgage loans held for sale	758,500	—
Loans receivable	421,156,178	437,688,015
Less allowance for loan losses	12,390,362	11,459,047
Loans, net	408,765,816	426,228,968
Premises, furniture and equipment, net	22,514,494	22,422,388
Accrued interest receivable	1,856,707	1,928,992
Bank owned life insurance	14,549,563	14,414,626
Other real estate owned	14,561,138	11,905,865
Other assets	3,131,441	3,439,207
Total assets	$548,062,453	$571,290,471

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$16,102,561	$14,573,484
Interest-bearing transaction accounts	25,477,340	26,474,037
Savings and money market accounts	132,888,509	142,644,095
Time deposits $100,000 and over	165,613,173	176,293,300
Other time deposits	114,481,570	121,008,483
Total deposits	454,563,153	480,993,399

Securities sold under agreements to repurchase	20,000,000	20,000,000
Advances from Federal Home Loan Bank	34,000,000	27,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,575,000	1,625,000
Accrued interest payable	1,961,193	1,510,282
Other liabilities	2,272,924	2,085,131
Total liabilities	528,806,270	547,647,812

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at March 31, 2011 and December 31, 2010	13,792,260	13,736,892
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at March 31, 2011 and December 31, 2010	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at March 31, 2011 and December 31, 2010	1,112,248	1,112,248
Unearned ESOP shares	(1,850,797)	(1,907,361)
Capital surplus	43,353,371	43,404,879
Retained deficit	(36,970,613)	(32,504,156)
Accumulated other comprehensive loss	(223,058)	(242,615)
Total shareholders’ equity	19,256,183	23,642,659
Total liabilities and shareholders’ equity	$548,062,453	$571,290,471

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest income:
Loans, including fees	$5,630,902	$6,323,547
Securities available-for-sale, taxable	510,712	2,487,968
Securities available-for-sale, non-taxable	—	22,190
Federal funds sold	15,919	12,721
Other interest income	100	116
Total interest income	6,157,633	8,846,542
Interest expense:
Time deposits $100,000 and over	705,667	671,584
Other deposits	922,552	2,060,285
Other borrowings	538,334	921,125
Total interest expense	2,166,553	3,652,994
Net interest income	3,991,080	5,193,548
Provision for loan losses	4,202,000	3,600,000
Net interest income (loss) after provision for loan losses	(210,920)	1,593,548

Noninterest income:
Service charges on deposit accounts	12,835	11,254
Residential mortgage origination income	49,486	65,966
Gain on sale of securities available-for-sale	—	138,842
Other service fees and commissions	156,119	130,679
Increase in cash surrender value of BOLI	134,937	133,385
Gain on extinguishment of debt	—	400,000
Other	6,204	12,911
Total noninterest income	359,581	893,037
Noninterest expense:
Salaries and employee benefits	1,692,214	2,039,659
Net occupancy	392,295	406,710
Furniture and equipment	203,333	211,035
Other real estate owned expense	853,277	200,162
Other operating	1,238,031	1,384,073
Total noninterest expense	4,379,150	4,241,639
Loss before income taxes	(4,230,489)	(1,755,054)
Income tax benefit	—	—
Net loss	$(4,230,489)	$(1,755,054)
Accretion of preferred stock to redemption value	55,368	51,808
Preferred dividends accrued	180,600	180,600
Net loss available to common shareholders	$(4,466,457)	$(1,987,462)
Loss per common share
Basic loss per share	$(1.09)	$(0.49)
Diluted loss per share	$(1.09)	$(0.49)
Weighted average common shares outstanding
Basic	4,086,245	4,090,146
Diluted	4,086,245	4,090,146

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained Earnings	Accumulated other Compre- hensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income (loss)	Total
Balance, December 31, 2009	14,448	$13,529,660	$1,112,248	4,277,176	$42,772	$(2,204,073)	$43,584,958	$(16,010,476)	$(1,130,345)	$38,924,744
Allocation of unearned ESOP shares							(99,876)			(99,876)
Stock based compensation expense							63,067			63,067
Preferred stock, dividend paid								(180,600)		(180,600)
Accretion of discount on preferred stock		51,808						(51,808)		—
Repayment of Guarantee of ESOP borrowings						143,627				143,627
Net loss								(1,755,054)		(1,755,054)
Other comprehensive income, net of taxes of $194,761									317,766	317,766
Comprehensive loss										(1,437,288)
Balance, March 31, 2010	14,448	$13,581,468	$1,112,248	4,277,176	$42,772	$(2,060,446)	$43,548,149	$(17,997,938)	$(812,579)	$37,413,674

Balance, December 31, 2010	14,448	$13,736,892	$1,112,248	4,277,176	$42,772	$(1,907,361)	$43,404,879	$(32,504,156)	$(242,615)	$23,642,659
Allocation of unearned ESOP shares							(51,508)			(51,508)
Preferred stock, dividend declared								(180,600)		(180,600)
Accretion of discount on preferred stock		55,368						(55,368)		—
Repayment of Guarantee of ESOP borrowings						56,564				56,564
Net loss								(4,230,489)		(4,230,489)
Other comprehensive income, net of taxes of $11,986									19,557	19,557
Comprehensive loss										(4,210,932)
Balance, March 31, 2011	14,448	$13,792,260	$1,112,248	4,277,176	$42,772	$(1,850,797)	$43,353,371	$(36,970,613)	$(223,058)	$19,256,183

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(4,230,489)	$(1,755,054)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	4,202,000	3,600,000
Depreciation and amortization expense	224,595	248,581
Discount accretion and premium amortization	77,921	301,884
Stock based compensation expense	—	63,067
Proceeds from sale of residential mortgages	2,303,224	3,822,136
Disbursements for residential mortgages held-for-sale	(3,061,724)	(3,451,044)
Decrease in accrued interest receivable	72,285	92,472
Increase in accrued interest payable	450,911	452,969
Increase in cash surrender value of life insurance	(134,937)	(133,385)
Loss (gain) from sale of real estate	38,558	(232)
Gain from sale of securities available-for-sale	—	(138,842)
Gain from extinguishment of debt	—	(400,000)
Decrease in carrying value of other real estate	557,872	65,100
Decrease in other assets	168,995	69,789
Increase (decrease) in other liabilities	187,793	(449,788)
Net cash provided by operating activities	857,004	2,387,653
Cash flows from investing activities:
Purchases of securities available-for-sale	(146,931)	(8,245,143)
Proceeds from sales of securities available-for-sale	—	9,029,229
Proceeds from calls and maturities of securities available-for-sale	1,959,327	6,511,443
Net decrease in loans receivable	9,157,277	149,914
Purchase of premises, furniture and equipment, net	(306,701)	(550,261)
Proceeds from sale of other real estate owned	788,357	192,737
Net cash provided by investing activities	11,451,329	7,087,919
Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(9,223,206)	(4,641,946)
Net decrease in certificates of deposit and other time deposits	(17,207,041)	(4,755,829)
Repayments of securities sold under agreements to repurchase	—	(25,000,000)
Proceeds from FHLB advances	7,000,000	20,000,000
Repayment of ESOP borrowings	(50,000)	(75,000)
Decrease in unearned ESOP shares	5,057	43,751
Preferred stock - dividends paid	—	(180,600)
Net cash used by financing activities	(19,475,190)	(14,609,624)
Net decrease in cash and cash equivalents	(7,166,857)	(5,134,052)
Cash and cash equivalents, beginning of period	27,726,977	14,993,227
Cash and cash equivalents, end of period	$20,560,120	$9,859,175

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$1,715,642	$3,200,025
Transfer of loans to foreclosed assets	$4,103,875	$2,355,289

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of March 31, 2011 and for the interim periods ended March 31, 2011 and 2010, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2010 Annual Report on Form 10-K.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”).  The Company operated as a development stage company from January 31, 2002 to October 5, 2003.  Tidelands Bank commenced business on October 6, 2003.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry, Georgetown, Beaufort and Jasper counties in South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.  The Company formed Tidelands Statutory Trust I and Tidelands Statutory Trust II on February 22, 2006 and June 20, 2008, respectively, for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trusts are not consolidated in these financial statements.  As further discussed in Note 12, on December 19, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, the Company issued 14,448 preferred shares and a common stock warrant to purchase 571,821 shares in return for $14.4 million in cash, to the U.S. Department of Treasury.

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

Retirement Plan - The Company has a 401(k) profit sharing plan, which provides retirement benefits to substantially all officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  Additionally, the Company maintains supplemental retirement plans for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans.  There are supplemental retirement plans in place for certain current employees. Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010.

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

Earnings (loss) per share - Basic earnings (loss) per share represent income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method.  Weighted average shares outstanding are reduced for shares encumbered by the ESOP borrowings.

Comprehensive Income (loss) - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

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

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 7.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.  The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Reclassifications - Certain captions and amounts in the 2010 financial statements were reclassified to conform to the 2011 presentation. These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

NOTE 3 — COMPREHENSIVE INCOME

The change in the components of other comprehensive income (loss) and related tax effects are as follows for the three months ended March 31, 2011 and 2010:

	2011	2010
Change in unrealized gains on securities available-for-sale	$31,543	$651,369
Reclassification adjustment for gains realized in net income during the period	—	(138,842)
Net change in unrealized gains on securities	31,543	512,527
Tax effect	(11,986)	(194,761)
Net-of-tax amount	$19,557	$317,766

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$3,915,120	$3,915,120	$3,657,977	$3,657,977
Federal funds sold	16,645,000	16,645,000	24,069,000	24,069,000
Securities available-for-sale	56,096,924	56,096,924	57,955,698	57,955,698
Nonmarketable equity securities	5,267,750	5,267,750	5,267,750	5,267,750
Mortgage loans held for sale	758,500	758,500	—	—
Loans receivable	421,156,178	420,453,178	437,688,015	439,742,015

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$174,468,410	$178,442,410	$183,691,616	$183,691,616
Certificates of deposit and other time deposits	280,094,743	280,785,743	297,301,783	298,565,783
Securities sold under agreements to repurchase	20,000,000	21,192,000	20,000,000	21,343,000
Advances from Federal Home Loan Bank	34,000,000	33,662,000	27,000,000	26,700,000
Junior subordinated debentures	14,434,000	15,202,336	14,434,000	15,291,018
ESOP borrowings	1,575,000	1,575,000	1,625,000	1,625,000

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$14,695,664	$—	$18,564,489	$—
Letters of credit	587,012	—	608,604	—

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

Assets measured at fair value on a recurring basis are as follows as of March 31, 2011 and December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2011
Government sponsored enterprises	$—	$2,033,434	$—
Mortgage-backed securities	—	54,063,490	—
Available-for-sale investment securities	—	56,096,924	—
Mortgage loans held for sale	—	758,500	—
Total	$—	$56,855,424	$—
December 31, 2010
Government sponsored enterprises	$—	$2,052,726	$—
Mortgage-backed securities	—	55,902,972	—
Available-for-sale investment securities	—	57,955,698	—
Mortgage loans held for sale	—	—	—
Total	$—	$57,955,698	$—

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2011 and December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2011
Impaired loans	$—	$27,385,452	$—
Other real estate owned	—	14,561,138	—
Total	$—	$41,946,590	$—
December 31, 2010
Impaired loans	$—	$33,494,811	$—
Other real estate owned	—	11,905,865	—
Total	$—	$45,400,676	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At March 31, 2011, the Bank had $59,000 on deposit with the Federal Reserve Bank to meet this requirement. At December 31, 2010, the reserve requirement was met by the cash balance in the vault.  At March 31, 2011, the Bank had $1.0 million in actual currency and cash on hand, $1.2 million in due from non-interest bearing balances and $1.7 million in due from interest bearing balances. At March 31, 2011, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2011
Government-sponsored enterprises	$2,001,052	$32,382	$—	$2,033,434
Mortgage-backed securities	54,473,607	35,908	446,025	54,063,490
Total	$56,474,659	$68,290	$446,025	$56,096,924

December 31, 2010
Government-sponsored enterprises	$2,001,429	$51,297	$—	$2,052,726
Mortgage-backed securities	56,363,546	36,494	497,068	55,902,972
Total	$58,364,975	$87,791	$497,068	$57,955,698

The amortized cost and estimated fair values of investment securities at March 31, 2011, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,001,052	2,033,434
Due after ten years	—	—
Subtotal	2,001,052	2,033,434
Mortgage-backed securities	54,473,607	54,063,490
Total Securities	$56,474,659	$56,096,924

At March 31, 2011 and December 31, 2010, investment securities with book values of $28,699,110 and $28,595,999 and market values of $28,572,653 and $28,365,631, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. There were no sales of investment securities for the three months ended March 31, 2011. Gross proceeds from the sale of investment securities totaled $9,029,229 for the three months ended March 31, 2010. The gross realized gain on the sale of investment securities totaled $138,842 with no gross realized losses resulting in a net realized gain of $138,842 for the three months ending March 31, 2010.  The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2011
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	50,668,109	446,025	—	—	50,668,109	446,025
	$50,668,109	$446,025	$—	$—	$50,668,109	$446,025

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2010
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	30,982,279	497,068	—	—	30,982,279	497,068
	$30,982,279	$497,068	$—	$—	$30,982,279	$497,068

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at March 31, 2011 and December 31, 2010. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $28,750 of stock in community bank holding companies as of March 31, 2011 and December 31, 2010. The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At March 31, 2011 and December 31, 2010, the Company’s investment in Federal Home Loan Bank stock was $5,239,000.

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

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended March 31, 2011 and December 31, 2010:

	2011	2010
Real estate - construction	$90,581,217	$96,000,731
Real estate - mortgage	305,658,531	315,181,037
Commercial and industrial	22,273,183	23,254,691
Consumer and other	3,145,808	3,775,226
Total loans receivable, gross	421,658,739	438,211,685
Deferred origination fees, net	(502,561)	(523,670)
Total loans receivable, net of deferred origination fees	421,156,178	437,688,015
Less allowance for loan losses	12,390,362	11,459,047
Total loans receivable, net of allowance for loan loss	$408,765,816	$426,228,968

The composition of gross loans by rate type is as follows for the periods ended March 31, 2011 and December 31, 2010:

	2011	2010
Variable rate loans	$216,170,692	$234,664,835
Fixed rate loans	204,985,486	203,023,180
Total gross loans	$421,156,178	$437,688,015

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2011 and December 31, 2010:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2011	2010	2011	2010	2011	2010
Grade:
Pass	$19,814,904	$21,639,164	$130,251,873	$132,661,084	$25,719,062	$24,571,638
Special Mention	1,755,595	857,928	9,703,346	8,911,465	1,607,197	1,609,322
Substandard	702,684	757,599	23,646,857	25,046,004	6,210,670	6,648,612
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$22,273,183	$23,254,691	$163,602,076	$166,618,553	$33,536,929	$32,829,572

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2011	2010	2011	2010	2011	2010
Grade:
Pass	$109,879,089	$118,213,574	$40,826,383	$43,456,079	$2,782,505	$3,470,084
Special Mention	11,959,554	11,590,966	5,645,513	4,436,972	193,417	177,537
Substandard	20,217,812	18,757,944	10,572,392	15,278,108	169,886	127,605
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$142,056,455	$148,562,484	$57,044,288	$63,171,159	$3,145,808	$3,775,226

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The following definitions are utilized for risk ratings, which are consistent with the definitions used in supervisory guidance:

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at March 31, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
March 31, 2011
Accruing Loans Paid Current	$21,224,381	$153,282,415	$29,264,394	$131,158,545	$50,569,437	$2,907,009	$388,406,181
Accruing Loans Past Due:
30-59 Days	747,458	788,584	—	1,625,328	611,627	163,772	3,936,769
60-89 Days	30,000	284,427	—	480,947	—	2,527	797,901
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	777,458	1,073,011	—	2,106,275	611,627	166,299	4,734,670
Loans Receivable on Nonaccrual Status	$271,344	$9,246,650	$4,272,535	$8,791,635	$5,863,224	$72,500	$28,517,888
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$22,273,183	$163,602,076	$33,536,929	$142,056,455	$57,044,288	$3,145,808	$421,658,739

December 31, 2010
Accruing Loans Paid Current	$22,717,016	$154,616,125	$26,629,782	$137,402,328	$49,918,038	$3,695,622	$394,978,911
Accruing Loans Past Due:
30-59 Days	147,363	1,340,381	—	2,380,945	3,316,760	7,104	7,192,553
60-89 Days	—	—	—	483,410	—	—	483,410
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	147,363	1,340,381	—	2,864,355	3,316,760	7,104	7,675,963
Loans Receivable on Nonaccrual Status	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226	$438,211,685

The following is a summary of information pertaining to impaired and nonaccrual loans at March 31, 2011 and December 31, 2010:

	2011	2010
Impaired loans without a valuation allowance	$26,597,653	$28,709,423
Impaired loans with a valuation allowance	1,920,235	6,847,388
Total impaired loans	$28,517,888	$35,556,811

Valuation allowance related to impaired loans	$1,132,436	$2,062,000
Average of impaired loans during the period	$35,149,725	$42,433,130
Total nonaccrual loans	$28,517,888	$35,556,811
Total loans past due 90 days and still accruing interest	$—	$—

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at March 31, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
March 31, 2011
With no related allowance recorded:
Recorded Investment	$15,099	$8,746,650	$4,272,535	$7,753,156	$5,737,713	$72,500	$26,597,653
Unpaid Principal Balance	15,099	9,980,631	4,504,262	10,047,823	8,169,983	72,500	32,790,298
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	15,099	10,376,426	4,504,262	10,051,217	8,207,428	72,500	33,226,932
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$256,245	$500,000	$—	$1,038,479	$125,511	$—	$1,920,235
Unpaid Principal Balance	256,245	500,000	—	1,038,479	125,511	—	1,920,235
Related Allowance	155,874	500,000	—	410,901	65,661	—	1,132,436
Average Recorded Investment	258,309	500,000	—	1,038,804	125,680	—	1,922,793
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$271,344	$9,246,650	$4,272,535	$8,791,635	$5,863,224	$72,500	$28,517,888
Unpaid Principal Balance	271,344	10,480,631	4,504,262	11,086,302	8,295,494	72,500	34,710,533
Related Allowance	155,874	500,000	—	410,901	65,661	—	1,132,436
Average Recorded Investment	273,408	10,876,426	4,504,262	11,090,021	8,333,108	72,500	35,149,725
Interest Income Recognized	—	—	—	—	—	—	—

December 31, 2010
With no related allowance recorded:
Recorded Investment	$146,596	$8,686,796	$4,691,306	$6,773,924	$8,338,301	$72,500	$28,709,423
Unpaid Principal Balance	583,700	9,100,786	6,202,434	9,760,176	9,767,450	82,588	35,497,134
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	224,686	9,698,268	4,961,909	8,692,352	11,532,629	72,500	35,182,344
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$243,716	$1,975,251	$1,508,484	$1,521,877	$1,598,060	$—	$6,847,388
Unpaid Principal Balance	268,577	2,358,754	1,524,312	1,571,772	1,598,060	—	7,321,475
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	243,716	1,976,494	1,508,484	1,905,456	1,616,636	—	7,250,786
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811
Unpaid Principal Balance	852,277	11,459,540	7,726,746	11,331,948	11,365,510	82,588	42,818,609
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	468,402	11,674,762	6,470,393	10,597,808	13,149,265	72,500	42,433,130
Interest Income Recognized	—	—	—	—	—	—	—

Transactions in the allowance for loan losses are summarized below for the periods ended March 31, 2011 and 2010:

	2011	2010
Balance, beginning of period	$11,459,047	$10,048,015
Provision charged to operations	4,202,000	3,600,000
Gross loan charge offs	(3,310,661)	(2,734,201)
Gross loan recoveries	39,976	8,124
Balance, end of period	$12,390,362	$10,921,938
Gross loans outstanding, end of period	$421,156,178	$480,309,537

The following is a summary of information pertaining to our allowance for loan losses at March 31, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
March 31, 2011
Allowance for loan losses:
Beginning Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Charge-offs	(165,498)	(891,715)	(35,797)	(1,489,569)	(716,590)	(11,492)	—	(3,310,661)
Recoveries	8,163	—	—	26,916	2,563	2,334	—	39,976
Provision	396,804	1,511,205	169,201	2,410,472	35,799	79,274	(400,755)	4,202,000
Ending Balance	$682,923	$3,297,681	$476,647	$5,321,012	$2,119,815	$133,825	$358,459	$12,390,362
Ending Balance:
Individually evaluated	$155,874	$500,000	$—	$410,901	$65,661	$—	$—	$1,132,436
Collectively evaluated	$527,049	$2,797,681	$476,647	$4,910,111	$2,054,154	$133,825	$358,459	$11,257,926
Loans Receivable:
Ending Balance	$22,273,183	$163,602,076	$33,536,929	$142,056,455	$57,044,288	$3,145,808		$421,658,739
Individually evaluated	$271,344	$9,246,650	$4,272,535	$8,791,635	$5,863,224	$72,500		$28,517,888
Collectively evaluated	$22,001,839	$154,355,426	$29,264,394	$133,264,820	$51,181,064	$3,073,308		$393,140,851

December 31, 2010
Allowance for loan losses:
Beginning Balance	$380,812	$2,015,077	$641,226	$3,796,115	$3,014,068	$170,576	$30,141	$10,048,015
Charge-offs	(498,225)	(1,125,696)	(468,715)	(7,524,906)	(5,230,153)	(311,353)	—	(15,159,048)
Recoveries	35,547	—	—	184,296	85,837	4,400	—	310,080
Provision	525,320	1,788,810	170,732	7,917,688	4,928,291	200,086	729,073	16,260,000
Ending Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Ending Balance:
Individually evaluated	$154,616	$710,000	$9,084	$483,567	$704,733	$—	$—	$2,062,000
Collectively evaluated	$288,838	$1,968,191	$334,159	$3,889,626	$2,093,310	$63,709	$759,214	$9,397,047
Loans Receivable:
Ending Balance	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226		$438,211,685
Individually evaluated	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500		$35,556,811
Collectively evaluated	$22,864,379	$155,956,506	$26,629,782	$140,266,683	$53,234,798	$3,702,726		$402,654,874

The allowance for loan losses, as a percent of gross loans outstanding, was 2.94% and 2.27% for periods ended March 31, 2011 and 2010, respectively.  At March 31, 2011, the Bank had 65 loans totaling $28,517,888, or 6.77% of gross loans, in nonaccrual status, of which $2,241,907 were deemed to be troubled debt restructurings.  There were two loans totaling $1,741,291 deemed to be troubled debt restructurings not in nonaccrual status at March 31, 2011. At December 31, 2010, the Bank had 76 impaired loans totaling $35,556,811, or 8.12% of loans, net of deferred origination fees, in nonaccrual status, of which $2,968,604 were deemed to be troubled debt restructurings. There was one loan totaling $250,000 deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2010.  There were no loans contractually past due 90 days or more and still accruing interest at March 31, 2011 or December 31, 2010.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We do not recognize interest income on loans that are impaired.  At March 31, 2011 and December 31, 2010, the Bank had $225,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At March 31, 2011, loans totaling $60.1 million were pledged as collateral at the Federal Home Loan Bank and $68.8 million to maintain a line of credit with the Federal Reserve Bank.

NOTE 8 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended March 31, 2011 and December 31, 2010 are summarized below:

	2011	2010
Balance, beginning of year	$11,905,865	$6,865,461
Additions	4,050,060	15,518,475
Sales	(836,915)	(9,142,992)
Write downs	(557,872)	(1,335,079)
Balance, end of period	$14,561,138	$11,905,865

NOTE 9 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended March 31, 2011 and December 31, 2010:

	2011	2010
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	13,313,330	13,300,833
Furniture and equipment	4,190,357	4,193,106
Software	725,168	724,274
Construction in progress	5,095,677	4,809,899
Total	26,589,850	26,293,430
Less, accumulated depreciation	4,075,356	3,871,042
Premises, furniture and equipment, net	$22,514,494	$22,422,388

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $224,595 and $248,581, respectively.  Construction in progress relates to the ongoing construction of an executive office building located at 830 Lowcountry Boulevard.  Remaining estimated construction costs for the project are expected to be approximately $602,000. For the three months ended March 31, 2011 and 2010, the Bank capitalized $18,925 and $3,225 respectively, in interest related to the construction of the aforementioned executive offices.

NOTE 10 - DEPOSITS

At March 31, 2011, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2011	$176,409,952
2012	83,651,674
2013	5,999,960
2014	827,990
2015	1,870,817
Thereafter	11,334,350
Total	$280,094,743

The amount of wholesale deposits was $1,567,000, or 0.3% of total deposits, at March 31, 2011, compared to $3,505,000, or 0.7% of total deposits, at December 31, 2010.

NOTE 11 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of two obligations totaling $20.0 million at March 31, 2011. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 3.50%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $23,593,108 and $23,649,693 and fair values of $23,496,249 and $23,480,827 at March 31, 2011 and December 31, 2010, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended March 31, 2011 and December 31, 2010:

	2011	2010
Amount outstanding at period end	$20,000,000	$20,000,000
Average amount outstanding during the period	20,016,246	30,513,992
Maximum outstanding at any month-end	20,000,000	60,000,000
Weighted average rate paid at period-end	3.79%	3.76%
Weighted average rate paid during the period	4.11%	2.60%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.687% at the period ended March 31, 2011.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

As described in Note 17 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

NOTE 13 — ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2011, advances from the Federal Home Loan Bank (“FHLB”) were comprised of three advances totaling $34.0 million. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2010, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%. On March 22, 2011, the Bank borrowed $7.0 million under a 2-year fixed advance at a rate of 0.86%. All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain investment securities.  At March 31, 2011, loans totaling $60.1 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended March 31, 2011 and December 31, 2010:

	2011	2010
Amount outstanding at period end	$34,000,000	$27,000,000
Average amount outstanding during the period	27,777,778	44,430,137
Maximum outstanding at any month-end	34,000,000	85,000,000
Weighted average rate at period-end	1.76%	2.00%
Weighted average rate during the period	1.99%	2.72%

NOTE 14 - OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2011 and 2010 are summarized below:

	2011	2010
Professional fees	$395,681	$360,733
Telephone expenses	54,875	45,993
Office supplies, stationery, and printing	16,451	24,570
Insurance	93,945	73,127
Postage	2,677	11,256
Data processing	158,531	135,993
Advertising and marketing	14,031	190,548
FDIC Insurance	355,000	360,000
Other loan related expenses	63,476	41,877
Other	83,364	139,976
Total	$1,238,031	$1,384,073

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 16 - LOSS PER SHARE

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

Basic and diluted loss per share are computed below for the three months ended March 31, 2011 and 2010:

	2011	2010
Basic loss per share computation:
Net loss available to common shareholders	$(4,466,457)	$(1,987,462)
Average common shares outstanding - basic	4,086,245	4,090,146
Basic net loss per share	$(1.09)	$(0.49)
Diluted loss per share computation:
Net loss available to common shareholders	$(4,466,457)	$(1,987,462)
Average common shares outstanding - basic	4,086,245	4,090,146
Incremental shares from assumed conversions:
Stock options and warrants	—	—
Average common shares outstanding - diluted	4,086,245	4,090,146
Diluted loss per share	$(1.09)	$(0.49)

For the period ended March 31, 2011, there were no stock options that were anti-dilutive compared to 713,488 stock options outstanding that were anti-dilutive for the period ended March 31, 2010.  At March 31, 2011 and 2010, there were 571,821 warrant shares outstanding that were anti-dilutive.  Options and warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

NOTE 17 - REGULATORY MATTERS

Regulatory Actions

As reported in our Current Report on Form 8-K filed on March 22, 2011, the Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) on March 18, 2011.  The FRB Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. The Bank’s lending and deposit operations continue to be conducted in the usual and customary manner, and all other products, services and hours of operation remain the same.  All Bank deposits will remain insured by the FDIC to the maximum extent allowed by law.

Pursuant to the FRB Agreement, the Company agreed to seek the prior written approval of the FRB before undertaking any of the following activities:

•                                          declare or pay any dividends,

•                                          directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank,

•                                          make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities,

•                                          directly or indirectly, incur, increase or guarantee any debt, and

•                                          directly or indirectly, purchase or redeem any shares of its stock.

Pursuant to its plans to preserve capital and to inject more capital into the Bank, the Company has no plans to undertake any of the foregoing activities.

Within 60 days of the FRB Agreement, the Company is required to submit a written plan designed to maintain sufficient capital at the Company on a consolidated basis.  Although the FRB Agreement does not contain specific target capital ratios or specific timelines, the plan must address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

The Company also agreed to comply with certain notice provisions set forth in the Federal Deposit Insurance Act and Board of Governors’ Regulations in appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position.  The Company is also required to comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations.

In addition to the foregoing, on June 1, 2010, the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina State Board of Financial Institutions (the “State Board”) conducted their annual joint examination of the Bank.  As a result of the examination, the Bank entered into a Consent Order, effective December 28, 2010 (the “Consent Order”), with the FDIC and the State Board. Based on information included in the FDIC’s report, the Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in reduced borrowing capacity.  This action also restricts the Bank’s ability to accept, renew, or roll over brokered deposits.  In addition, the Bank’s ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity is not guaranteed.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.

The Consent Order requires the Bank to, among other things, take the following actions: establish a board committee to monitor and coordinate compliance with the Consent Order; ensure that the Bank has competent management in place; develop an independent assessment of the Bank’s management and staffing needs; achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days and establish a capital plan that includes a contingency plan to sell or merge the Bank; implement a plan addressing liquidity, contingency funding, and asset liability management; implement a program designed to reduce the Bank’s exposure in problem assets; develop a three year strategic plan; adopt an effective internal loan review and grading system; adopt a plan to reduce concentrations of credit; implement a policy to ensure the adequacy of the Bank’s allowance for loan and lease losses; implement a written plan to improve and sustain the Bank’s earnings; revise, adopt and implement a written asset/liability management policy to provide effective guidance and control over the Bank’s funds management activities; develop a written policy for managing interest rate risk; not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without prior regulatory approval; not accept, renew, or rollover any brokered deposits unless it is in compliance with regulatory requirements and adopt a plan to eliminate reliance on brokered deposits; limit asset growth to 10% per year; adopt an employee compensation plan after undertaking an independent review of compensation paid to all the Bank’s senior executive officers; and address various violations of law and regulation cited by the FDIC.

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

To be considered “well-capitalized,” generally a bank must maintain a Leverage Capital ratio of at least 5%, Tier 1 Capital of at least 6%, and Total Risk-Based Capital of at least 10%.  The Consent Order, however, includes a requirement that the Bank achieves and maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well capitalized” banks.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at March 31, 2011 and December 31, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2011
Total capital (to risk-weighted assets)	$39,427,000	9.09%	$34,716,720	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	25,972,000	5.99%	17,358,360	4.00%	N/A	N/A
Tier 1 capital (to average assets)	25,972,000	4.61%	22,555,080	4.00%	N/A	N/A
December 31, 2010
Total capital (to risk-weighted assets)	$44,030,000	9.77%	$36,072,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	31,847,000	7.06%	18,036,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	31,847,000	5.47%	23,300,480	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2011 and December 31, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2011
Total capital (to risk-weighted assets)	$38,486,000	8.88%	$34,654,100	8.00%	$43,317,620	10.00%
Tier 1 capital (to risk-weighted assets)	32,983,000	7.61%	17,327,050	4.00%	25,990,570	6.00%
Tier 1 capital (to average assets)	32,983,000	5.87%	22,478,400	4.00%	28,098,000	5.00%
December 31, 2010
Total capital (to risk-weighted assets)	$42,703,000	9.49%	$36,009,620	8.00%	$45,012,020	10.00%
Tier 1 capital (to risk-weighted assets)	37,002,000	8.22%	18,004,810	4.00%	27,007,210	6.00%
Tier 1 capital (to average assets)	37,002,000	6.38%	23,215,640	4.00%	29,019,550	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $43,317,620 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $44,956,800 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of March 31, 2011, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 18 - UNUSED LINES OF CREDIT

As of March 31, 2011, the Bank had two unused lines of credit to purchase federal funds from unrelated banks totaling $13 million. There were no balances outstanding related to these lines of credit as of March 31, 2011.  These lines of credit are available on a one to 14 day basis for general corporate purposes. In addition to these credit lines, lines of credit are available from the FHLB with a remaining credit availability of $109.3 million and an excess lendable collateral value of approximately $408,000 at March 31, 2011.  In addition, we maintain a $68.8 million line of credit with the Federal Reserve Bank with a lendable collateral value of approximately $47.4 million secured by loans in our loan portfolio.

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

Restrictions on Dividends - A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board, provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination.  The Bank must obtain approval from the State Board prior to the payment of any other cash dividends.  In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.  As described above on December 28, 2010, the Bank entered into the Consent Order with the FDIC and the State Board which, among other things, prohibits the Bank from declaring or paying any dividends or making any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.

As described above, on March 18, 2011, the Company entered into the FRB Agreement with the FRB which, among other things, prohibits the Company’s declaring or paying any dividends or directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior approval of the FRB.

NOTE 20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At March 31, 2011, the Bank had $225,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2011.

Amount
Commitments to extend credit	$14,695,664
Standby letters of credit	587,012
Total	$15,282,676

NOTE 21 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $15,001 and $75,747 for the periods ended March 31, 2011 and 2010.  At March 31, 2011, the ESOP has an outstanding loan amounting to $1,575,000.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended March 31, 2011 and December 31, 2010:

	2011	2010
Balance, beginning of year	150,531	178,069
New share purchases	—	15,042
Shares released to participants	—	(2,180)
Shares allocated to participants	—	(40,400)
Balance, end of period	150,531	150,531

The aggregate fair value of the 150,531 unallocated shares was $103,866 based on the $0.69 closing price of our common stock on March 31, 2011. The aggregate fair value of the 150,531 unallocated shares was $156,552 based on the $1.04 closing price of our common stock on December 31, 2010.

NOTE 22 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $26,114 and $30,428, for the three months ended March 31, 2011 and 2010, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the three months ended March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2011 compared to December 31, 2010 and the results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2010 Annual Report on Form 10-K.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described under “Risk Factors” in Item 1A of our 2010 Annual Report on Form 10-K and the following:

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

•                  restrictions or conditions imposed by the Federal Reserve Bank of Richmond on our operations, including the terms of the FRB Agreement dated March 18, 2011, may make it make difficult for us to achieve our goals;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2009 and continuing through the first quarter of 2011, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and also analyzes our financial condition as of March 31, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2011.

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provided unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 15 to 25 basis points fee (annualized), according to the institution’s risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place; and

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012.  Issuers electing to participate would pay a 75 basis point fee for the guarantee.  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) described below, the voluntary TAGP program ended in December 31, 2010, and all institutions are required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012.  There will not be a separate assessment for this insurance as there was for institutions participating in the TAGP program.

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

•                 On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package.  ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury.  These new limits are in place until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient institution’s appropriate regulatory agency.

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

•                  In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination.  Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.  Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

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

•                  Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•                  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

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

•                  Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

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

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is March 31, 2011.  We do not currently plan to participate in the SBLF.

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

The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets.  Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

•                  In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio (“DRR”) to 2.0%.  The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.

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

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system.  Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways.  If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business, financial condition, and results of operations of the Company.  The following discussion and analysis describes our performance in this challenging economic environment.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Recent Regulatory Development

As reported in our Current Report on Form 8-K filed on March 22, 2011, the Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) on March 18, 2011.  The FRB Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. The Bank’s lending and deposit operations continue to be conducted in the usual and customary manner, and all other products, services and hours of operation remain the same.  All Bank deposits will remain insured by the FDIC to the maximum extent allowed by law.

Pursuant to the FRB Agreement, the Company agreed to seek the prior written approval of the FRB before undertaking any of the following activities:

•                                          declare or pay any dividends,

•                                          directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank,

•                                          make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities,

•                                          directly or indirectly, incur, increase or guarantee any debt, and

•                                          directly or indirectly, purchase or redeem any shares of its stock.

Pursuant to its plans to preserve capital and to inject more capital into the Bank, the Company has no plans to undertake any of the foregoing activities.

Within 60 days of the FRB Agreement, the Company is required to submit a written plan designed to maintain sufficient capital at the Company on a consolidated basis.  Although the FRB Agreement does not contain specific target capital ratios or specific timelines, the plan must address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

The Company also agreed to comply with certain notice provisions set forth in the Federal Deposit Insurance Act and Board of Governors’ Regulations in appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position.  The Company is also required to comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations.

In addition to the foregoing, on June 1, 2010, the FDIC and the State Board conducted their annual joint examination of the Bank.  As a result of the examination, the Bank entered into a Consent Order, effective December 28, 2010 (the “Consent Order”), with the FDIC and the State Board.  The Consent Order requires the Bank to, among other things, take the following actions:

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

•                  Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers and provide prior notification and approval for any new directors or senior executive officers;

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

•                  Adopt and implement, within 60 days from the effective date of the Consent Order, a written plan addressing liquidity, contingency funding, and asset liability management;

•                  Eliminate, within 30 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss,” and during the Consent Order, within 30 days of receipt of any Report of Examination, eliminate by collection, charge-off, or other proper entry, the remaining balance of any assets classified as “Loss” and 50% of those assets classified “Doubtful”;

•                  Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce the Bank’s risk exposure in relationships with assets in excess of $500,000 criticized as “Substandard” in the Report of Examination.  The plan must require a reduction in the aggregate balance of assets criticized as “Substandard” in accordance with the following schedule: (i) within 180 days, a reduction of 25% in the balance of assets criticized “Substandard”; (ii) within 360 days, a reduction of 45% in the balance of assets criticized “Substandard”; (iii) within 540 days, a reduction of 60% in the balance of assets criticized “Substandard”; and (iv) within 720 days, a reduction of 70% in the balance of assets criticized “Substandard.”

•                  Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss,” and is uncollected.  In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard,” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank;

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

•                  Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality;

•                  Perform, within 60 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s concentrations of credit and develop a written plan to reduce any segment of the portfolio which the supervisory authorities deem to be an undue concentration of credit in relation to Tier 1 capital;

•                  Review and establish, within 60 days from the effective date of the Consent Order, a policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter;

•                  Formulate and implement, within 60 days from the effective date of the Consent Order, a written plan to improve and sustain Bank earnings, which shall include (i) goals and strategies for improving and sustaining earnings; (ii) major areas and means by which to improve operating performance; (iii) realistic and comprehensive budget; (iv) budget review process to monitor income and expenses to compare with budgetary projections; (v) operating assumptions forming the basis for, and adequately support, major projected income and expense components; and (vi) coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.  The written plan must be evaluated at the end of each calendar quarter and record results and any actions taken by the Board in minutes;

•                  Revise, adopt and implement, within 60 days of the effective date of the Consent Order, the Bank’s written asset/liability management policy to provide effective guidance and control over the Bank’s funds management activities, which shall also address all items of criticism set forth in the Joint Report of Examinations in June 2010;

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

•                  Limit asset growth to 10% per annum;

•                  Adopt, within 60 days of the effective date of the Consent Order, an employee compensation plan after undertaking an independent review of compensation paid to all the Bank’s senior executive officers, as defined at Section 301.101(b) of the FDIC Rules and Regulations;

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

Results of Operations

Income Statement Review

Summary

Three months ended March 31, 2011 and 2010

Our net loss was $4.2 million for the three months ended March 31, 2011 compared to a net loss of $1.8 million for the three months ended March 31, 2010.  Net loss before income tax benefit was $4.2 million for the three months ended March 31, 2011 compared to net loss before income tax benefit of $1.8 million for the three months ended March 31, 2010.  The $2.5 million increase in net loss before income tax benefit resulted primarily from a decrease of $1.2 million in net interest income before provision for loan losses, a decrease of $533,000 in noninterest income, an increase of $602,000 in credit provisions and an increase of $138,000 in noninterest expense.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the three months ended March 31, 2011, our loan portfolio decreased $16.5 million from the year-end balance. We anticipate a growth in loans will drive the growth in assets and the growth in net interest income once economic conditions improve.  However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At March 31, 2011, loans represented 76.8% of total assets, while securities and federal funds sold represented 14.2% of total assets.  While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

At March 31, 2011, retail deposits represented $453.0 million, or 86.4% of total funding, which includes total deposits plus borrowings.  Borrowings represented $70.0 million, or 13.3% of total funding, and wholesale deposits represented $1.6 million, or 0.3% of total funding.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  Although we anticipate that our full service banking offices will assist us in meeting these objectives, we believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income decreased $1.2 million as the result of a decrease in investment portfolio revenue of $2.0 million, a decline in loan revenue of $693,000 partially offset by a decrease in funding costs of $1.5 million as compared to the prior period.  For the three months ended March 31, 2011, average interest-bearing liabilities exceeded average interest-earning assets by $3.4 million compared to average interest-earning assets exceeding average interest-bearing liabilities by $13.8 million for the three months ended March 31, 2010.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin increased during the three months ended March 31, 2011 when compared to the same period in 2010, as a result of the Bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the three months ended March 31, 2011 and 2010 were 3.14% and 2.86%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2011 and 2010.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Three Months Ended March 31, 2011 and 2010

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended March 31, 2011 and 2010, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$1,765	$—	0.02%	$938	$1	0.05%
Federal funds sold	19,693	16	0.33%	15,815	13	0.33%
Taxable investment securities	61,838	511	3.35%	232,735	2,488	4.34%
Non-taxable investment securities	—	—	—%	2,231	22	4.03%
Loans receivable(2)	431,811	5,631	5.29%	484,478	6,323	5.29%
Total earning assets	515,107	6,158	4.85%	736,197	8,847	4.87%

Nonearning assets:
Cash and due from banks	3,046			4,376
Mortgages held for sale	252			353
Premises and equipment, net	22,565			19,055
Other assets	33,260			31,993
Allowance for loan losses	(10,353)			(10,546)
Total nonearning assets	48,770			45,231
Total assets	$563,877			$781,428

Interest-bearing liabilities:
Interest bearing transaction accounts	$28,232	51	0.74%	$29,682	82	1.12%
Savings & money market	137,154	308	0.91%	246,135	903	1.49%
Time deposits less than $100,000	118,340	563	1.93%	200,486	1,075	2.18%
Time deposits greater than $100,000	170,912	706	1.67%	103,985	671	2.62%
Securities sold under repurchase agreement	20,016	203	4.11%	52,278	215	1.67%
Advances from FHLB	27,778	137	1.99%	73,222	513	2.84%
Junior subordinated debentures	14,434	181	5.07%	14,434	176	4.95%
ESOP borrowings	1,625	18	4.56%	2,112	17	3.27%
Federal funds purchased	18	—	0.54%	50	1	0.40%
Total interest-bearing liabilities	518,509	2,167	1.69%	722,384	3,653	2.05%

Noninterest-bearing liabilities:
Demand deposits	16,598			15,169
Other liabilities	4,493			4,522
Shareholders’ equity	24,277			39,353

Total liabilities and shareholders’ equity	$563,877			$781,428
Net interest income		$3,991			$5,194
Net interest spread			3.16%			2.82%
Net interest margin			3.14%			2.86%

(1)          Annualized for the three month period.

(2)          Includes nonaccruing loans

During the three months ended March 31, 2011, the net interest spread and net interest margin increased in comparison to the previous period in 2010.  Our net interest spread was 3.16% and 2.82% for the three months ended March 31, 2011 and 2010, respectively. Our net interest margin for the three months ended March 31, 2011 was 3.14%, compared to 2.86% for the three months ended March 31, 2010.  During the first quarter of 2011, interest-earning assets averaged $515.1 million, compared to $736.2 million in the same quarter of 2010.  During the same periods, average interest-bearing liabilities were $518.5 million and $722.4 million, respectively.

Interest income for the three months ended March 31, 2011 was $6.2 million, consisting of $5.6 million on loans, $511,000 on investments, and $16,000 on federal funds sold.  Interest income for the three months ended March 31, 2010 was $8.8 million, consisting of $6.3 million on loans, $2.5 million on investments and interest bearing balances, and $14,000 on federal funds sold and interest bearing balances.  Interest and fees on loans represented 91.4% and 71.5% of total interest income for the three months ended March 31, 2011 and 2010, respectively.  Income from investments, federal funds sold, and interest bearing balances represented 8.6% and 28.5% of total interest income for the three months ended March 31, 2011 and 2010, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.8% and 65.8% of average interest-earning assets for the three months ended March 31, 2011 and 2010, respectively.

Interest expense for the three months ended March 31, 2011 was $2.2 million, consisting of $1.6 million related to deposits, $203,000 related to securities sold under repurchase agreements, $181,000 related to junior subordinated debentures, $137,000 related to Federal Home Loan Bank (“FHLB”) advances, and $18,000 related to ESOP borrowings.  Interest expense for the three months ended March 31, 2010 was $3.7 million, consisting of $2.7 million related to deposits, $215,000 related to securities sold under repurchase agreements, $176,000 related to junior subordinated debentures, $513,000 related to Federal Home Loan Bank (“FHLB”) advances, and $18,000 related to ESOP borrowings and federal funds purchased.  Interest expense on deposits for the three months ended March 31, 2011 and 2010 represented 75.1% and 74.8%, respectively, of total interest expense, while interest expense on other liabilities represented 24.9% and 25.2%, respectively, of total interest expense for the three months ended March 31, 2011 and 2010, respectively.  During the three months ended March 31, 2011, average interest-bearing liabilities were lower than the comparable period ended March 31, 2010 by $203.9 million.

Net interest income, the largest component of our income, was $4.0 million and $5.2 million for the three months ended March 31, 2011 and March 31, 2010, respectively.  The decrease of $1.2 million resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $2.7 million decrease in interest income and a $1.5 million decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended March 31, 2011 vs. March 31, 2010				Three Months Ended March 31, 2010 vs. March 31, 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(687)	$(6)	$—	$(693)	$267	$(78)	$(3)	$186
Taxable investment securities	(1,827)	(566)	416	(1,977)	(81)	(419)	11	(489)
Non-taxable investment securities	(22)	—	—	(22)	(29)	1	—	(28)
Federal funds sold	3	—	—	3	4	2	3	9
Interest bearing balances	—	—	—	—	—	(1)	—	(1)
Total interest income	(2,533)	(572)	416	(2,689)	161	(495)	11	(323)

Interest expense
Deposits	(591)	(654)	142	(1,103)	259	(1,184)	(82)	(1,007)
Junior subordinated debentures	—	4	—	4	—	(28)	—	(28)
Advances from FHLB	(318)	(153)	95	(376)	(118)	65	(13)	(66)
Securities sold under repurchase agreements	(133)	316	(195)	(12)	43	(60)	(11)	(28)
Federal funds purchased	—	—	—	—	(1)	(1)	1	(1)
ESOP borrowings	(4)	7	(2)	1	(3)	6	(1)	2
Other borrowings	—	—	—	—	(2)	(2)	2	(2)
Total interest expense	(1,046)	(480)	40	(1,486)	178	(1,204)	(104)	(1,130)

Net interest income	$(1,487)	$(92)	$376	$(1,203)	$(17)	$709	$115	$807

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

Three Months Ended March 31, 2011 and 2010

Included in the statement of operations for the three months ended March 31, 2011 and 2010 is a noncash expense related to the provision for loan losses of $4.2 million and $3.6 million, respectively.  The increase in the allowance for the three months ended March 31, 2011 relates to our decision to increase the allowance in response to the deteriorating credit environment as evidenced by the increasing level of nonperforming assets.  The allowance for loan losses was approximately $12.4 million and $10.9 million as of March 31, 2011 and 2010, respectively.  The allowance for loan losses as a percentage of gross loans was 2.94% at March 31, 2011 and 2.27% at March 31, 2010.  At March 31, 2011, we had 65 nonperforming loans totaling approximately $28.5 million.  Net charge offs amounted to approximately $3.3 million and $2.7 million for the three months ended March 31, 2011 and 2010, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income during the three months ended March 31, 2011 and 2010:

	2011	2010
	(in thousands)
Service fees on deposit accounts	$13	$11
Residential mortgage origination fees	47	61
Origination income on mortgage loans sold	3	5
Gain on sale of investment securities	—	139
Other service fees and commissions	156	131
Bank owned life insurance	135	133
Gain on extinguishment of debt	—	400
Other	6	13
Total noninterest income	$360	$893

Three Months Ended March 31, 2011 and 2010

Noninterest income for the three months ended March 31, 2011 was $360,000 compared to $893,000 during the same period in 2010. The decrease was primarily attributable to the absence of gains on sale of investment securities and the extinguishment of debt related to the ESOP during the first quarter of 2010. For the three months ended March 31, 2011, we did not have any sales of investment securities in comparison to the $139,000 gains for the same period in 2010.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $47,000 and $61,000 for the three months ended March 31, 2011 and 2010, respectively.  The decrease of $14,000 related primarily to a decrease in origination volume in the mortgage department during the first quarter of 2011.  We received $3,000 of origination income on mortgage loans sold for the three months ended March 31, 2011 compared to $5,000 for the same period in 2010.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $13,000 and $11,000 for the three months ended March 31, 2011 and 2010, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions increased $25,000 to $156,000 for the three months ended March 31, 2011, when compared to the same period in 2010.

An additional $2,000 in noninterest income was primarily attributable to an increase in the cash surrender value of bank owned life insurance for the three months ended March 31, 2011 when compared to the same period in 2010. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $6,000 and $13,000 for the three months ended March 31, 2011 and 2010, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the three months ended March 31, 2011 and 2010:

	2011	2010
	(in thousands)
Salaries and benefits	$1,692	$2,040
Occupancy	392	407
Furniture and equipment expense	203	211
Other real estate owned expense	853	200
Professional fees	396	361
Advertising and marketing	14	190
Insurance	94	73
FDIC assessment	355	360
Data processing and related costs	159	136
Telephone	55	46
Postage	3	11
Office supplies, stationery and printing	16	25
Other loan related expense	64	42
Other	83	140
Total noninterest expense	$4,379	$4,242

Three Months Ended March 31, 2011 and 2010

We incurred noninterest expense of approximately $4.4 million for the three months ended March 31, 2011 compared to $4.2 million for the three months ended March 31, 2010.  The $653,000 increase in other real estate owned expense primarily accounted for the increase in noninterest expense for the three months ended March 31, 2011 compared to the same period in 2010. The remaining differences resulted from increases of $35,000 in professional fees, $23,000 in data processing costs, $22,000 in other loan related expenses, $21,000 in insurance costs and $9,000 in telecommunications expense offset by a decrease of $348,000 in salaries and benefits, $176,000 in marketing costs, $15,000 in occupancy expense, $9,000 in office supplies, stationery and printing costs, $8,000 in furniture and equipment expense, $8,000 in postage, $5,000 in FDIC assessments, and $57,000 in other expenses.

Salaries and employee benefits expense was approximately $1.7 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively.  These expenses represented 38.6% and 48.1% of our total noninterest expense for the three months ended March 31, 2011 and 2010, respectively.  The $348,000 decrease in salaries and employee benefits expense resulted from decreases of $190,000 in other benefits costs, $93,000 in base compensation, $63,000 in stock based compensation related to the voluntary forfeiture of outstanding stock options by employees and directors and $2,000 in additional incentive compensation.

Data processing and related costs increased approximately $23,000, or 16.9%, for the three months ended March 31, 2011 compared to the same period in 2010.  These expenses were $159,000 and $136,000 for the three months ended March 31, 2011 and 2010, respectively.  During the three months ended March 31, 2011, our data processing costs for our core processing system were $146,000 compared to $122,000 for the three months ended March 31, 2010.

Income Tax Expense

Three Months Ended March 31, 2011 and 2010

Our lack of income tax expense or benefit for March 31, 2011 and 2010 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that is more likely than not that the deferred tax asset related to continuing operations at March 31, 2011 will not be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At March 31, 2011, we had total assets of $548.1 million, consisting principally of $408.8 million in net loans, $56.1 million in investment securities, $22.5 million in net premises, furniture and equipment, $16.6 million in federal funds sold and $3.9 million in cash and due from banks.  Our liabilities at March 31, 2011 totaled $528.8 million, consisting principally of $454.6 million in deposits, $20.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $34.0 million in FHLB advances and $1.6 million in borrowings related to the ESOP.  At March 31, 2011, our shareholders’ equity was $19.3 million.

Federal Funds Sold

At March 31, 2011, our $16.6 million in short-term investments in federal funds sold on an overnight basis comprised 3.0% of total assets, compared to $24.1 million, or 4.2% of total assets, at December 31, 2010.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions in light of the current economic environment.

Investments

At March 31, 2011, the $56.1 million in our available-for-sale investment securities portfolio represented approximately 10.2% of our total assets compared to $58.0 million, or 10.1% of total assets, at December 31, 2010.  At March 31, 2011, we held U.S. government agency securities, government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $56.1 million and an amortized cost of $56.5 million for a net unrealized loss of $378,000. We utilize the investment portfolio to provide additional income and to provide liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Contractual maturities and yields on our investments at March 31, 2011 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	$2,033	4.17%	$—	—%	$2,033	4.17%
Mortgage-backed	4,361	(19.78)%	—	—%	—	—%	49,703	3.35%	54,064	1.46%
Total	$4,361	(19.78)%	$—	—%	$2,033	4.17%	$49,703	3.35%	$56,097	1.55%

At March 31, 2011, our investments included government sponsored enterprises, which consist of securities issued by the Federal Home Loan Mortgage Corporation with amortized costs of approximately $2.0 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $16.6 million, $13.4 million and $24.5 million, respectively.

At March 31, 2011, the fair value of investments issued by the Federal National Mortgage Association was approximately $2.0 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $16.4 million, $13.3 million and $24.3 million, respectively.

Other nonmarketable equity securities at March 31, 2011 consisted of Federal Home Loan Bank stock with a cost of $5.2 million and other investments of approximately $29,000.

The amortized costs and the fair value of our investments at March 31, 2011 and December 31, 2010 are shown in the following table.

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$2,001	$2,033	$2,001	$2,053
Mortgage-backed securities	54,474	54,064	56,364	55,903
Total	$56,475	$56,097	$58,365	$57,956

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at March 31, 2011 and December 31, 2010 were $431.8 million and $468.0 million, respectively.  Gross loans outstanding at March 31, 2011 and December 31, 2010 were $421.2 million and $437.7 million, respectively.

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

The following table summarizes the composition of our loan portfolio at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$22,273	5.3%	$23,255	5.3%

Real Estate
Mortgage	305,659	72.6%	315,181	72.0%
Construction	90,581	21.5%	96,001	21.9%
Total real estate	396,240	94.1%	411,182	93.9%

Consumer
Consumer	3,146	0.7%	3,775	0.9%
Total Gross Loans	421,659	100.1%	438,212	100.1%
Deferred origination fees, net	(503)	(0.1)%	(524)	(0.1)%

Total gross loans, net of deferred fees	421,156	100.0%	437,688	100.0%
Less — allowance for loan losses	(12,390)		(11,459)
Total loans, net	$408,766		$426,229

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2011:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$10,312	$11,327	$634	$22,273
Real estate	146,847	208,174	41,219	396,240
Consumer	670	2,086	390	3,146
Deferred origination fees, net	(509)	3	3	(503)
Total gross loans, net of deferred fees	$157,320	$221,590	$42,246	$421,156

Gross loans maturing after one year with:
Fixed interest rates				$142,968
Floating interest rates				120,862
Total				$263,830

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

Our methodology for determining our historical loss ratio is to analyze the most recent four quarters’ losses because we believe this period encompasses the most severe economic downturn and resulting credit losses in recent history.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total factor.  The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2011 and 2010.

	2011	2010
	(dollars in thousands)
Balance, beginning of year	$11,459	$10,048
Charge offs, Commercial and Industrial	(166)	(229)
Charge offs, Real Estate Mortgage	(2,381)	(1,071)
Charge offs, Real Estate Construction	(752)	(1,260)
Charge offs, Consumer	(12)	(174)
Recoveries, Commercial and Industrial	8	5
Recoveries, Real Estate Mortgage	27	2
Recoveries, Real Estate Construction	3	1
Recoveries, Consumer	2	—
Provision for loan losses	4,202	3,600
Balance, end of period	$12,390	$10,922

Total loans outstanding at end of period	$421,156	$480,309
Allowance for loan losses to gross loans	2.94%	2.27%
Net charge-offs to average loans	0.76%	0.56%

Nonperforming Assets

The following table sets forth our nonperforming assets at March 31, 2011 and December 31, 2010:

	2011	2010
	(dollars in thousands)
Nonaccrual loans	$28,518	$35,556
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	—	—
Total impaired loans	28,518	35,556
Other real estate owned	14,561	11,906
Total nonperforming assets	$43,079	$47,462

Nonperforming assets to total assets	7.86%	8.31%

The Bank had 65 nonperforming loans at March 31, 2011, totaling $28.5 million and 76 nonperforming loans totaling $35.6 million at December 31, 2010, all of which were considered impaired.  Of the 65 nonperforming loans at March 31, 2011, it is anticipated that 50 loans totaling approximately $22.0 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional seven loans amounting to approximately $5.3 million are expected to be paid in full, and eight loans totaling approximately $1.2 million will be refinanced either through the Bank or elsewhere. At March 31, 2011 and December 31, 2010, the allowance for loan losses was $12.4 million and $11.5 million, respectively, or 2.94% and 2.62%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at March 31, 2011 are $12.4 million in residential properties, representing approximately 63.3% of the Bank’s nonperforming loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of March 31, 2011, we had 81 loans with a current principal balance of $30.9 million on the watch list compared to 76 loans with a current principal balance of $27.6 million at December 31, 2010.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as “substandard”

or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $4.7 million at March 31, 2011, compared to $7.7 million at December 31, 2010.  At March 31, 2011, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended March 31, 2011 and December 31, 2010, we received approximately $6,000 and $735,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status.  In addition, the Bank held approximately $14.6 million and $11.9 million in other real estate owned at the period ending March 31, 2011 and December 31, 2010, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  In the past, we have chosen to obtain a portion of certificates of deposits from outside of our market.  The deposits obtained outside of our market areas generally have lower rates and maturities than those being offered for similar deposit products in our local market.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We anticipate that our remaining $1.6 million of wholesale deposits will runoff as they mature during 2011.  The amount of wholesale deposits was $1.6 million, or 0.3% of total deposits, at March 31, 2011, compared to $3.5 million, or 0.7% of total deposits, at December 31, 2010. Our loan-to-deposit ratio was 92.7% and 91.0% at March 31, 2011 and December 31, 2010, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant the approval.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31, 2011		December 31, 2010
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$16,598	—%	$14,988	—%
Interest bearing demand deposits	28,232	0.74%	29,044	0.98%
Savings and money market accounts money	137,154	0.91%	193,512	1.36%
Time deposits less than $100,000	118,340	1.93%	166,797	1.89%
Time deposits greater than $100,000	170,912	1.67%	135,009	2.05%
Total deposits	$471,236	1.40%	$539,350	1.64%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Three months or less	$58,907	$40,831
Over three through six months	22,395	54,009
Over six though twelve months	37,547	43,885
Over twelve months	46,764	37,568
Total	$165,613	$176,293

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2011 and the year ended December 31, 2010, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the three months ended March 31, 2011:
Securities sold under agreement to repurchase	$20,000	3.79%	$20,000	$20,016	4.11%
Advances from FHLB	34,000	1.76%	34,000	27,778	1.99%
Junior subordinated debentures	14,434	5.00%	14,434	14,434	5.07%
ESOP borrowings	1,575	4.50%	1,625	1,625	4.56%
Federal funds purchased	—	—%	—	18	0.54%

At or for the year ended December 31, 2010:
Securities sold under agreement to repurchase	$20,000	3.76%	$60,000	$30,514	2.60%
Advances from FHLB	27,000	2.00%	85,000	44,430	2.72%
Junior subordinated debentures	14,434	4.92%	14,434	14,434	5.06%
ESOP borrowings	1,625	4.50%	2,300	1,839	4.20%
Federal funds purchased	—	—%	—	34	0.58%

We have exercised our right to defer distributions on the junior subordinated debentures (and the related trust preferred securities), during which time we cannot pay any dividends on our common stock.   In addition, the Consent Order and the FRB Agreement prohibits us from declaring or paying any dividends or making any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At March 31, 2011, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $109.3 million and an excess lendable collateral value of approximately $408,000. At March 31, 2011, we had two federal funds lines of credit with an unrelated bank totaling $13.0 million.  These lines are available for general corporate purposes.  These lines may be terminated at any time based on our financial condition.  We also have credit availability through the Federal Reserve Discount Window.   As of March 31, 2011, $68.8 million was available, based on qualifying collateral.   The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $19.3 million at March 31, 2011 and $23.6 million at December 31, 2010.  The difference is attributable to the amount of preferred stock dividend accrued of $181,000, additional paid in capital related to the ESOP of $52,000, an increase in the guarantee of ESOP borrowings of $55,000, net of current year reductions, and an increase of $20,000 in the fair value of available-for-sale securities, net of the loss of $4.2 million for the three month period ended March 31, 2011.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31, 2011	December 31, 2010
Return on average assets	(3.04)%	(2.33)%
Return on average equity	(70.67)%	(45.63)%
Equity to assets ratio	4.31%	5.10%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of March 31, 2011, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at March 31, 2011 and December 31, 2010.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.

	March 31,	December 31,
	2011	2010
Leverage ratio	4.61%	5.47%
Tier 1 risk-based capital ratio	5.99%	7.06%
Total risk-based capital ratio	9.09%	9.77%

The following table sets forth the Bank’s various capital ratios at March 31, 2011 and December 31, 2010.

Tidelands Bank

	March 31,	December 31,
	2011	2010
Leverage ratio	5.87%	6.38%
Tier 1 risk-based capital ratio	7.61%	8.22%
Total risk-based capital ratio	8.88%	9.49%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2011, unfunded commitments to extend credit were $14.7 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2011, there were commitments totaling approximately $587,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 51.3% of our loans were variable rate loans at March 31, 2011 and 72.0% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2011 and December 31, 2010, our liquid assets, which consist of cash and due from banks, amounted to $20.6 million and $27.7 million, or 3.8% and 4.9% of total assets, respectively.  Our available-for-sale securities at March 31, 2011 and December 31, 2010 amounted to $56.1 million and $58.0 million, or 10.2% and 10.1% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $28.6 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain two federal funds purchased lines of credit with correspondent banks totaling $13.0 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At March 31, 2011, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $109.3 million and an excess lendable collateral value of approximately $408,000.  In addition, we maintain a line of credit with the Federal Reserve Bank of $68.8 million secured by certain loans in our loan portfolio.

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

The following table sets forth information regarding our rate sensitivity, as of March 31, 2011, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$16,645	$—	$—	$—	$16,645
Investment securities	5,866	4,290	13,586	32,355	56,097
Loans	78,183	87,806	191,410	63,757	421,156
Total interest-earning assets	$100,694	$92,096	$204,996	$96,112	$493,898

Interest-bearing liabilities:
Money market and NOW	$58,514	$—	$—	$—	$58,514
Regular savings	99,852	—	—	—	99,852
Time deposits	91,200	106,584	70,255	12,055	280,094
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	—	10,000	10,000	20,000
Advances from Federal Home Loan Bank	—	—	25,000	9,000	34,000
ESOP borrowings	1,575	—	—	—	1,575
Total interest-bearing liabilities	$259,389	$106,584	$105,255	$37,241	$508,469

Period gap	$(158,695)	$(14,488)	$99,741	$58,871	$(14,571)
Cumulative gap	$(158,695)	$(173,183)	$(73,442)	$(14,571)	$(14,571)

Ratio of cumulative gap to total earning assets	(32.13)%	(35.06)%	(14.87)%	(2.95)%	(2.95)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 13, 2011	By:	/s/ Thomas H. Lyles
Thomas H. Lyles
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Alan W. Jackson
Alan W. Jackson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.