Form 10-Q
period 2011-06-30
TIDELANDS BANCSHARES INC
filed 2011-08-12
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of August 12, 2011.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,612,472	$3,657,977
Federal funds sold	17,673,000	24,069,000
Total cash and cash equivalents	23,285,472	27,726,977
Securities available-for-sale	55,614,045	57,955,698
Nonmarketable equity securities	4,290,750	5,267,750
Total securities	59,904,795	63,223,448
Mortgage loans held for sale	—	—
Loans receivable	404,544,682	437,688,015
Less allowance for loan losses	11,183,245	11,459,047
Loans, net	393,361,437	426,228,968
Premises, furniture and equipment, net	22,394,960	22,422,388
Accrued interest receivable	1,833,663	1,928,992
Bank owned life insurance	14,686,401	14,414,626
Other real estate owned	18,108,543	11,905,865
Other assets	2,274,783	3,439,207
Total assets	$535,850,054	$571,290,471

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$14,883,850	$14,573,484
Interest-bearing transaction accounts	23,023,246	26,474,037
Savings and money market accounts	112,893,814	142,644,095
Time deposits $100,000 and over	185,813,171	176,293,300
Other time deposits	109,342,262	121,008,483
Total deposits	445,956,343	480,993,399

Securities sold under agreements to repurchase	20,000,000	20,000,000
Advances from Federal Home Loan Bank	34,000,000	27,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,525,000	1,625,000
Accrued interest payable	1,676,671	1,510,282
Other liabilities	2,588,558	2,085,131
Total liabilities	520,180,572	547,647,812

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at June 30, 2011 and December 31, 2010	13,847,628	13,736,892
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at June 30, 2011 and December 31, 2010	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at June 30, 2011 and December 31, 2010	1,112,248	1,112,248
Unearned ESOP shares	(1,794,232)	(1,907,361)
Capital surplus	43,298,769	43,404,879
Retained deficit	(41,105,125)	(32,504,156)
Accumulated other comprehensive income	267,422	(242,615)
Total shareholders’ equity	15,669,482	23,642,659
Total liabilities and shareholders’ equity	$535,850,054	$571,290,471

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the six and three months ended June 30, 2011 and 2010

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$10,918,450	$12,425,237	$5,287,547	$6,101,689
Securities available for sale, taxable	1,036,598	4,189,763	525,886	1,701,796
Securities available for sale, non-taxable	—	37,723	—	15,533
Federal funds sold	28,708	37,426	12,789	24,705
Other interest income	129	879	28	763
Total interest income	11,983,885	16,691,028	5,826,251	7,844,486
Interest expense:
Time deposits $100,000 and over	1,384,739	1,305,127	679,073	633,543
Other deposits	1,747,481	3,720,647	824,928	1,660,361
Other borrowings	1,235,551	1,781,962	697,217	860,838
Total interest expense	4,367,771	6,807,736	2,201,218	3,154,742
Net interest income	7,616,114	9,883,292	3,625,033	4,689,744
Provision for loan losses	7,502,000	9,750,000	3,300,000	6,150,000
Net interest income (loss) after provision for loan losses	114,114	133,292	325,033	(1,460,256)

Noninterest income (loss):
Service charges on deposit accounts	25,662	22,809	12,827	11,555
Residential mortgage origination income	81,576	124,091	32,090	58,125
Gain on sale of securities available for sale	—	1,347,131	—	1,208,289
Other service fees and commissions	294,723	261,046	138,604	130,367
Increase in cash surrender value of BOLI	271,775	273,452	136,838	140,067
Loss on extinguishment of debt	—	(1,619,771)	—	(2,019,771)
Other	22,506	34,380	16,302	21,470
Total noninterest income (loss)	696,242	443,138	336,661	(449,898)
Noninterest expense:
Salaries and employee benefits	3,197,144	3,959,284	1,504,930	1,919,625
Net occupancy	802,213	820,713	409,918	414,003
Furniture and equipment	415,965	446,144	212,632	235,109
Other real estate owned expense	1,782,133	1,590,816	928,856	1,390,655
Other operating	2,790,626	3,419,717	1,552,595	2,035,644
Total noninterest expense	8,988,081	10,236,674	4,608,931	5,995,036
Loss before income taxes	(8,177,725)	(9,660,244)	(3,947,237)	(7,905,190)
Income tax benefit	(48,692)	—	(48,692)	—
Net loss	(8,129,033)	(9,660,244)	(3,898,545)	(7,905,190)
Accretion of preferred stock to redemption value	110,736	103,616	55,368	51,808
Preferred dividends accrued	361,200	363,207	180,600	182,607
Net loss available to common shareholders	$(8,600,969)	$(10,127,067)	$(4,134,513)	$(8,139,605)
Loss per common share
Basic loss per share	$(2.10)	$(2.48)	$(1.02)	$(1.99)
Diluted loss per share	$(2.10)	$(2.48)	$(1.02)	$(1.99)
Weighted average common shares outstanding
Basic	4,086,502	4,087,917	4,041,341	4,085,622
Diluted	4,086,502	4,087,917	4,041,341	4,085,622

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

For the six months ended June 30, 2011 and 2010

(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained Earnings	Accumulated other Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income (loss)	Total
Balance, December 31, 2009	14,448	$13,529,660	$1,112,248	4,277,176	$42,772	$(2,204,073)	$43,584,958	$(16,010,476)	$(1,130,345)	$38,924,744
Allocation of unearned ESOP shares							(207,044)			(207,044)
Stock based compensation expense							63,067			63,067
Preferred stock, dividend paid								(361,200)		(361,200)
Accretion of discount on preferred stock		103,616						(103,616)		—
Repayment of Guarantee of ESOP borrowings						284,379				284,379
Net loss								(9,660,244)		(9,660,244)
Other comprehensive income, net of taxes of $894,465									1,460,208	1,460,208
Comprehensive loss										(8,200,036)
Balance, June 30, 2010	14,448	$13,633,276	$1,112,248	4,277,176	$42,772	$(1,919,694)	$43,440,981	$(26,135,536)	$329,863	$30,503,910

Balance, December 31, 2010	14,448	$13,736,892	$1,112,248	4,277,176	$42,772	$(1,907,361)	$43,404,879	$(32,504,156)	$(242,615)	$23,642,659
Allocation of unearned ESOP shares							(106,110)			(106,110)
Preferred stock, dividend declared								(361,200)		(361,200)
Accretion of discount on preferred stock		110,736						(110,736)		—
Repayment of Guarantee of ESOP borrowings						113,129				113,129
Net loss								(8,129,033)		(8,129,033)
Other comprehensive income, net of taxes of $312,604									510,037	510,037
Comprehensive loss										(7,618,996)
Balance, June 30, 2011	14,448	$13,847,628	$1,112,248	4,277,176	$42,772	$(1,794,232)	$43,298,769	$(41,105,125)	$267,422	$15,669,482

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(8,129,033)	$(9,660,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	7,502,000	9,750,000
Depreciation and amortization expense	475,630	495,687
Discount accretion and premium amortization	128,856	762,501
Stock based compensation expense	—	63,067
Increase in deferred income tax benefit, valuation	45,269	—
Proceeds from sale of residential mortgages	4,487,950	5,727,995
Disbursements for residential mortgages held-for-sale	(4,487,950)	(6,151,085)
Increase in accrued interest receivable	95,329	1,408,207
Increase (decrease) in accrued interest payable	166,389	(204,521)
Increase in cash surrender value of life insurance	(271,775)	(273,452)
Loss from sale of real estate	104,428	112,314
Gain from sale of securities available-for-sale	—	(1,347,131)
Gain from extinguishment of debt	—	(400,000)
Decrease in prepaid FDIC assessment	729,246	775,633
Decrease in carrying value of other real estate	1,123,647	1,119,080
Decrease in other assets	42,646	366,927
Increase (decrease) in other liabilities	176,885	(24,532)
Net cash provided by operating activities	2,189,517	2,520,446
Cash flows from investing activities:
Purchases of securities available-for-sale	(146,931)	(16,168,845)
Proceeds from sales of securities available-for-sale	977,000	181,442,131
Proceeds from calls and maturities of securities available-for-sale	3,182,370	29,477,711
Net decrease in loans receivable	14,974,767	6,610,484
Purchase of premises, furniture and equipment, net	(414,603)	(2,427,489)
Proceeds from sale of other real estate owned	2,926,413	2,246,380
Net cash provided by investing activities	21,499,016	201,180,372
Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(32,890,706)	(73,106,420)
Net decrease in certificates of deposit and other time deposits	(2,146,350)	(13,277,529)
Repayments of securities sold under agreements to repurchase	—	(40,000,000)
Repayments of FHLB advances	7,000,000	(56,000,000)
Repayment of ESOP borrowings	(100,000)	(150,000)
Decrease in unearned ESOP shares	7,018	77,336
Preferred stock - dividends paid	—	(361,200)
Net cash used by financing activities	(28,130,038)	(182,817,813)
Net increase (decrease) in cash and cash equivalents	(4,441,505)	20,883,005
Cash and cash equivalents, beginning of period	27,726,977	14,993,227
Cash and cash equivalents, end of period	$23,285,472	$35,876,232

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$4,201,382	$7,012,258
Transfer of loans to foreclosed assets	$10,390,764	$8,910,782

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of June 30, 2011 and for the interim periods ended June 30, 2011 and 2010, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the six and three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2010 Annual Report on Form 10-K.

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

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Income taxes deferred to future years are determined utilizing a liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carry forward.  Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available; it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

NOTE 3 — COMPREHENSIVE INCOME

The change in the components of other comprehensive income (loss) and related tax effects are as follows for the six and three months ended June 30, 2011 and 2010:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Change in unrealized gains (losses) on securities available for sale	$822,641	$3,702,304	$791,099	$3,050,936
Reclassification adjustment for gains realized in net income	—	(1,347,131)	—	(1,208,289)
Net change in unrealized gains (losses) on securities	822,641	2,355,173	791,099	1,842,647
Tax effect	(312,604)	(894,965)	(300,618)	(700,204)
Net-of-tax amount	$510,037	$1,460,208	$490,481	$1,142,443

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$5,612,472	$5,612,472	$3,657,977	$3,657,977
Federal funds sold	17,673,000	17,673,000	24,069,000	24,069,000
Securities available-for-sale	55,614,045	55,614,045	57,955,698	57,955,698
Nonmarketable equity securities	4,290,750	4,290,750	5,267,750	5,267,750
Mortgage loans held for sale	—	—	—	—
Loans receivable	404,544,682	403,480,682	437,688,015	439,742,015

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$150,800,910	$150,800,910	$183,691,616	$183,691,616
Certificates of deposit and other time deposits	295,155,433	295,497,433	297,301,783	298,565,783
Securities sold under agreements to repurchase	20,000,000	21,891,000	20,000,000	21,343,000
Advances from Federal Home Loan Bank	34,000,000	33,971,000	27,000,000	26,700,000
Junior subordinated debentures	14,434,000	15,123,318	14,434,000	15,291,018
ESOP borrowings	1,525,000	1,525,000	1,625,000	1,625,000

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$13,235,820	$—	$18,564,489	$—
Letters of credit	453,410	—	608,604	—

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

Assets measured at fair value on a recurring basis are as follows as of June 30, 2011 and December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2011
Government sponsored enterprises	$—	$2,032,300	$—
Mortgage-backed securities	—	53,581,745	—
Available-for-sale investment securities	—	55,614,045	—
Total	$—	$55,614,045	$—
December 31, 2010
Government sponsored enterprises	$—	$2,052,726	$—
Mortgage-backed securities	—	55,902,972	—
Available-for-sale investment securities	—	57,955,698	—
Total	$—	$57,955,698	$—

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2011 and December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2011
Impaired loans	$—	$24,212,200	$—
Other real estate owned	—	18,108,543	—
Total	$—	$42,320,743	$—
December 31, 2010
Impaired loans	$—	$33,494,811	$—
Other real estate owned	—	11,905,865	—
Total	$—	$45,400,676	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At June 30, 2011, the Bank did not need any deposit on hand with the Federal Reserve Bank to meet this requirement. At December 31, 2010, the reserve requirement was met by the cash balance in the vault.  At June 30, 2011, the Bank had $1.1 million in actual currency and cash on hand, $2.0 million in due from non-interest bearing balances and $2.5 million in due from interest bearing balances. At June 30, 2011, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2011
Government-sponsored enterprises	$2,000,675	$31,625	$—	$2,032,300
Mortgage-backed securities	53,200,006	431,949	50,210	53,581,745
Total	$55,200,681	$463,574	$50,210	$55,614,045

December 31, 2010
Government-sponsored enterprises	$2,001,429	$51,297	$—	$2,052,726
Mortgage-backed securities	56,363,546	36,494	497,068	55,902,972
Total	$58,364,975	$87,791	$497,068	$57,955,698

The amortized cost and estimated fair values of investment securities at June 30, 2011, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,000,675	2,032,300
Due after ten years	—	—
Subtotal	2,000,675	2,032,300
Mortgage-backed securities	53,200,006	53,581,745
Total Securities	$55,200,681	$55,614,045

At June 30, 2011 and December 31, 2010, investment securities with book values of $28,138,887 and $28,595,999 and market values of $28,373,298 and $28,365,631, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. There were no sales of investment securities for the six months ended June 30, 2011.  Gross proceeds from the sale of investment securities totaled $181,442,131 for the period ended June 30, 2010. The gross realized gain on the sale of investment securities totaled $1,417,018 with gross realized losses of $69,887 resulting in a net realized gain of $1,347,131 for the period ending June 30, 2010.  The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2011
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4,631,766	479	4,415,921	49,731	9,047,687	50,210
	$4,631,766	$479	$4,415,921	$49,731	$9,047,687	$50,210

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2010
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	30,982,279	497,068	—	—	30,982,279	497,068
	$30,982,279	$497,068	$—	$—	$30,982,279	$497,068

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position,

there were no securities in a continuous loss position for 12 months or more at June 30, 2011 and December 31, 2010. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $28,750 of stock in community bank holding companies as of June 30, 2011 and December 31, 2010. The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At June 30, 2011 and December 31, 2010, the Company’s investment in Federal Home Loan Bank stock was $4,262,000.

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

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended June 30, 2011 and December 31, 2010:

	2011	2010
Real estate - construction	$84,748,451	$96,000,731
Real estate - mortgage	296,942,383	315,181,037
Commercial and industrial	20,235,697	23,254,691
Consumer and other	3,128,638	3,775,226
Total loans receivable, gross	405,055,169	438,211,685
Deferred origination fees, net	(510,487)	(523,670)
Total loans receivable, net of deferred origination fees	404,544,682	437,688,015
Less allowance for loan losses	11,183,245	11,459,047
Total loans receivable, net of allowance for loan losses	$393,361,437	$426,228,968

The composition of gross loans by rate type is as follows for the periods ended June 30, 2011 and December 31, 2010:

	2011	2010
Variable rate loans	$196,933,008	$234,664,835
Fixed rate loans	207,611,674	203,023,180
Total gross loans	$404,544,682	$437,688,015

The following is an analysis of our loan portfolio by credit quality indicators at June 30, 2011 and December 31, 2010:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2011	2010	2011	2010	2011	2010
Grade:
Pass	$17,736,691	$21,639,164	$132,046,565	$132,661,084	$24,804,450	$24,571,638
Special Mention	1,334,843	857,928	7,245,096	8,911,465	1,601,949	1,609,322
Substandard	1,164,163	757,599	22,422,063	25,046,004	6,686,024	6,648,612
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$20,235,697	$23,254,691	$161,713,724	$166,618,553	$33,092,423	$32,829,572

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2011	2010	2011	2010	2011	2010
Grade:
Pass	$104,184,686	$118,213,574	$38,995,263	$43,456,079	$2,698,432	$3,470,084
Special Mention	10,201,652	11,590,966	7,320,546	4,436,972	259,730	177,537
Substandard	20,842,321	18,757,944	5,340,219	15,278,108	170,476	127,605
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$135,228,659	$148,562,484	$51,656,028	$63,171,159	$3,128,638	$3,775,226

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at June 30, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
June 30, 2011
Accruing Loans Paid Current	$19,468,250	$153,308,476	$28,406,189	$122,426,820	$44,975,540	$2,987,585	$371,572,860
Accruing Loans Past Due:
30-59 Days	178,500	669,677	328,999	748,203	1,013,515	—	2,938,894
60-89 Days	—	1,194,971	—	3,131,905	1,175,100	21,471	5,523,447
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	178,500	1,864,648	328,999	3,880,108	2,188,615	21,471	8,462,340
Loans Receivable on Nonaccrual Status	$588,947	$6,540,600	$4,357,236	$8,921,731	$4,491,872	$119,582	$25,019,968
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$20,235,697	$161,713,724	$33,092,424	$135,228,659	$51,656,027	$3,128,638	$405,055,168

December 31, 2010
Accruing Loans Paid Current	$22,717,016	$154,616,125	$26,629,782	$137,402,328	$49,918,038	$3,695,622	$394,978,911
Accruing Loans Past Due:
30-59 Days	147,363	1,340,381	—	2,380,945	3,316,760	7,104	7,192,553
60-89 Days	—	—	—	483,410	—	—	483,410
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	147,363	1,340,381	—	2,864,355	3,316,760	7,104	7,675,963
Loans Receivable on Nonaccrual Status	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226	$438,211,685

The following is a summary of information pertaining to impaired and nonaccrual loans at June 30, 2011 and December 31, 2010:

	2011	2010
Impaired loans without a valuation allowance	$23,782,044	$28,709,423
Impaired loans with a valuation allowance	1,237,924	6,847,388
Total impaired loans	$25,019,968	$35,556,811

Valuation allowance related to impaired loans	$807,768	$2,062,000
Average of impaired loans during the period	$33,619,174	$42,433,130
Total nonaccrual loans	$25,019,968	$35,556,811
Total loans past due 90 days and still accruing interest	$—	$—

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at June 30, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
June 30, 2011
With no related allowance recorded:
Recorded Investment	$574,198	$6,044,360	$3,805,237	$8,793,102	$4,491,872	$73,275	$23,782,044
Unpaid Principal Balance	940,063	6,264,105	3,864,424	11,381,298	7,413,415	73,275	29,936,580
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	949,843	6,160,498	3,864,424	11,384,324	9,943,478	73,510	32,376,077
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$14,749	$496,240	$551,998	$128,629	$—	$46,308	$1,237,924
Unpaid Principal Balance	14,749	496,240	551,998	128,629	—	46,308	1,237,924
Related Allowance	3,478	496,240	265,000	29,277	—	13,773	807,768
Average Recorded Investment	15,834	498,036	551,998	129,842	—	47,388	1,243,098
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$588,947	$6,540,600	$4,357,235	$8,921,731	$4,491,872	$119,583	$25,019,968
Unpaid Principal Balance	954,812	6,760,345	4,416,422	11,509,927	7,413,415	119,583	31,174,504
Related Allowance	3,478	496,240	265,000	29,277	—	13,773	807,768
Average Recorded Investment	965,677	6,658,534	4,416,422	11,514,166	9,943,478	120,898	33,619,175
Interest Income Recognized	—	—	—	—	—	—	—

December 31, 2010
With no related allowance recorded:
Recorded Investment	$146,596	$8,686,796	$4,691,306	$6,773,924	$8,338,301	$72,500	$28,709,423
Unpaid Principal Balance	583,700	9,100,786	6,202,434	9,760,176	9,767,450	82,588	35,497,134
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	224,686	9,698,268	4,961,909	8,692,352	11,532,629	72,500	35,182,344
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$243,716	$1,975,251	$1,508,484	$1,521,877	$1,598,060	$—	$6,847,388
Unpaid Principal Balance	268,577	2,358,754	1,524,312	1,571,772	1,598,060	—	7,321,475
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	243,716	1,976,494	1,508,484	1,905,456	1,616,636	—	7,250,786
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811
Unpaid Principal Balance	852,277	11,459,540	7,726,746	11,331,948	11,365,510	82,588	42,818,609
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	468,402	11,674,762	6,470,393	10,597,808	13,149,265	72,500	42,433,130
Interest Income Recognized	—	—	—	—	—	—	—

Transactions in the allowance for loan losses are summarized below for the periods ended June 30, 2011 and 2010:

	2011	2010
Balance, beginning of period	$11,459,047	$10,048,015
Provision charged to operations	7,502,000	9,750,000
Gross loan charge offs	(8,088,348)	(5,116,913)
Gross loan recoveries	310,546	99,935
Balance, end of period	$11,183,245	$14,781,037
Gross loans outstanding, end of period	$404,544,682	$465,017,044

The following is a summary of information pertaining to our allowance for loan losses at June 30, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
June 30, 2011
Allowance for loan losses:
Beginning Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Charge-offs	(571,364)	(1,545,418)	(326,695)	(3,436,448)	(2,184,290)	(24,134)	—	(8,088,348)
Recoveries	9,125	—	—	294,576	3,313	3,532	—	310,546
Provision	781,991	2,491,049	800,153	3,930,882	209,348	15,893	(727,316)	7,502,000
Ending Balance	$663,207	$3,623,822	$816,701	$5,162,203	$826,414	$59,000	$31,898	$11,183,245
Ending Balance:
Individually evaluated	$3,478	$496,240	$265,000	$29,277	$—	$13,773	$—	$807,768
Collectively evaluated	$659,729	$3,127,582	$551,701	$5,132,926	$826,414	$45,227	$31,898	$10,375,477
Loans Receivable:
Ending Balance	$20,235,697	$161,713,724	$33,092,424	$135,228,659	$51,656,027	$3,128,638		$405,055,169
Individually evaluated	$588,947	$6,540,600	$4,357,235	$8,921,731	$4,491,872	$119,583		$25,019,968
Collectively evaluated	$19,646,750	$155,173,124	$28,735,189	$126,306,928	$47,164,155	$3,009,055		$380,035,201

December 31, 2010
Allowance for loan losses:
Beginning Balance	$380,812	$2,015,077	$641,226	$3,796,115	$3,014,068	$170,576	$30,141	$10,048,015
Charge-offs	(498,225)	(1,125,696)	(468,715)	(7,524,906)	(5,230,153)	(311,353)	—	(15,159,048)
Recoveries	35,547	—	—	184,296	85,837	4,400	—	310,080
Provision	525,320	1,788,810	170,732	7,917,688	4,928,291	200,086	729,073	16,260,000
Ending Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Ending Balance:
Individually evaluated	$154,616	$710,000	$9,084	$483,567	$704,733	$—	$—	$2,062,000
Collectively evaluated	$288,838	$1,968,191	$334,159	$3,889,626	$2,093,310	$63,709	$759,214	$9,397,047
Loans Receivable:
Ending Balance	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226		$438,211,685
Individually evaluated	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500		$35,556,811
Collectively evaluated	$22,864,379	$155,956,506	$26,629,782	$140,266,683	$53,234,798	$3,702,726		$402,654,874

The allowance for loan losses, as a percent of gross loans outstanding, was 2.76% and 3.18% for periods ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the Bank had 69 loans totaling $25,019,968, or 6.18% of gross loans, in nonaccrual status, of which $3,415,864 were deemed to be troubled debt restructurings.  There were three loans totaling $2,193,403 deemed to be troubled debt restructurings not in nonaccrual status at June 30, 2011. At December 31, 2010, the Bank had 76 impaired loans totaling $35,556,811, or 8.12% of loans, net of deferred origination fees, in nonaccrual status, of which $2,968,604 were deemed to be troubled debt restructurings. There was one loan totaling $250,000 deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2010.  There were no loans contractually past due 90 days or more and still accruing interest at June 30, 2011 or December 31, 2010.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We do not recognize interest income on loans that are impaired.  At June 30, 2011 and December 31, 2010, the Bank had $225,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At June 30, 2011, loans totaling $64.1 million were pledged as collateral at the Federal Home Loan Bank and $52.6 million to maintain a line of credit with the Federal Reserve Bank.

NOTE 8 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended June 30, 2011 and December 31, 2010 are summarized below:

	2011	2010
Balance, beginning of year	$11,905,865	$6,865,461
Additions	10,336,949	15,518,475
Sales	(3,010,624)	(9,142,992)
Write downs	(1,123,647)	(1,335,079)
Balance, end of period	$18,108,543	$11,905,865

NOTE 9 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended June 30, 2011 and December 31, 2010:

	2011	2010
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,037,880	13,300,833
Furniture and equipment	4,668,388	4,193,106
Software	732,664	724,274
Construction in progress	—	4,809,899
Total	26,704,250	26,293,430
Less, accumulated depreciation	4,309,290	3,871,042
Premises, furniture and equipment, net	$22,394,960	$22,422,388

Depreciation expense for the six months ended June 30, 2011 and 2010 amounted to $475,630 and $495,687, respectively.  Construction in progress relates to the ongoing construction of an executive office building located at 830 Lowcountry Boulevard.  Construction of this building was completed during the second quarter of 2011.

NOTE 10 - DEPOSITS

At June 30, 2011, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2011	$114,379,195
2012	139,620,368
2013	10,806,552
2014	1,921,841
2015	1,883,634
Thereafter	26,543,843
Total	$295,155,433

The amount of wholesale deposits was $1,567,000, or 0.35% of total deposits, at June 30, 2011, compared to $3,505,000, or 0.7% of total deposits, at December 31, 2010.

NOTE 11 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of two obligations totaling $20.0 million at June 30, 2011. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $23,213,733 and $23,649,693 and fair values of $23,420,816 and $23,480,827 at June 30, 2011 and December 31, 2010, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended June 30, 2011 and December 31, 2010:

	2011	2010
Amount outstanding at period end	$20,000,000	$20,000,000
Average amount outstanding during the period	20,013,244	30,513,992
Maximum outstanding at any month-end	20,000,000	60,000,000
Weighted average rate paid at period-end	4.21%	3.76%
Weighted average rate paid during the period	5.52%	2.60%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.626% at the period ended June 30, 2011.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

NOTE 13 — ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2011, advances from the Federal Home Loan Bank (“FHLB”) were comprised of three advances totaling $34.0 million.   On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2010, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%. On March 22, 2011, the Bank borrowed $7.0 million under a 2-year fixed advance at a rate of 0.86%. All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain investment securities.  At June 30, 2011, loans totaling $64.1 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended June 30, 2011 and December 31, 2010:

	2011	2010
Amount outstanding at period end	$34,000,000	$27,000,000
Average amount outstanding during the period	30,906,077	44,430,137
Maximum outstanding at any month-end	34,000,000	85,000,000
Weighted average rate at period-end	1.76%	2.00%
Weighted average rate during the period	1.88%	2.72%

NOTE 14 - OTHER OPERATING EXPENSES

Other operating expenses for the six and three months ended June 30, 2011 and 2010 are summarized below:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Professional fees	$691,664	$794,680	$295,984	$433,947
Telephone expenses	109,391	94,842	54,516	48,848
Office supplies, stationery, and printing	31,770	51,951	15,319	27,381
Insurance	188,460	125,467	94,515	52,340
Postage	5,364	20,869	2,687	9,613
Data processing	334,309	276,889	175,778	140,897
Advertising and marketing	390,244	703,443	376,213	512,895
FDIC Assessment	680,000	707,603	325,000	347,603
Other loan related expense	177,080	130,839	113,604	88,962
Other	182,344	513,134	98,980	373,158
Total	$2,790,626	$3,419,717	$1,552,596	$2,035,644

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

Basic and diluted loss per share are computed below for the six and three months ended June 30, 2011 and 2010:

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic net loss per share computation:
Net loss available to common shareholders	$(8,600,969)	$(10,127,067)	$(4,134,513)	$(8,139,605)
Average common shares outstanding — basic	4,086,502	4,087,917	4,041,341	4,085,622
Basic net loss per share	$(2.10)	$(2.48)	$(1.02)	$(1.99)

Diluted net loss per share computation:
Net loss available to common shareholders	$(8,600,969)	$(10,127,067)	$(4,134,513)	$(8,139,605)
Average common shares outstanding — basic	4,086,502	4,087,917	4,041,341	4,085,622
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	4,086,502	4,087,917	4,041,341	4,085,622
Diluted net loss per share	$(2.10)	$(2.48)	$(1.02)	$(1.99)

For the period ended June 30, 2011, there were no stock options that were anti-dilutive compared to 25,800 stock options outstanding that were anti-dilutive for the period ended June 30, 2010.  At June 30, 2011 and 2010, there were 571,821 warrant shares outstanding that were anti-dilutive.  Options and warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

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

Pursuant to its plans to preserve capital and to inject more capital into the Bank, the Company has no plans to undertake any of those activities.

The Company has submitted, and the FRB has approved, a written plan designed to maintain sufficient capital at the Company on a consolidated basis.  Although the FRB Agreement does not contain specific target capital ratios or specific timelines, the FRB did require the plan to address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

The Company also agreed to comply with certain notice provisions set forth in the Federal Deposit Insurance Act and Board of Governors’ Regulations in appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position.  The Company is also required to comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations.  The Company is providing quarterly progress reports on all provisions of the FRB Agreement.

In addition, on June 1, 2010, the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina State Board of Financial Institutions (the “State Board”) conducted their annual joint examination of the Bank.  As a result of the examination, the Bank entered into a Consent Order, effective December 28, 2010 (the “Consent Order”), with the FDIC and the State Board. Based on information included in the FDIC’s report, the Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in reduced borrowing capacity.  This action also restricts the Bank’s ability to accept, renew, or roll over brokered deposits.  In addition, the Bank’s ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity is not guaranteed.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the FDIC Consent Order.  The determination of our compliance will be made by the FDIC and the State Board.  Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could, in the most extreme scenario, ultimately lead to the Bank being taken into receivership by the FDIC.

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

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at June 30, 2011 and December 31, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011
Total capital (to risk-weighted assets)	$35,192,000	8.33%	$33,795,120	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	20,536,000	4.86%	16,897,560	4.00%	N/A	N/A
Tier 1 capital (to average assets)	20,536,000	3.78%	21,727,840	4.00%	N/A	N/A
December 31, 2010
Total capital (to risk-weighted assets)	$44,030,000	9.77%	$36,072,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	31,847,000	7.06%	18,036,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	31,847,000	5.47%	23,300,480	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2011 and December 31, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011
Total capital (to risk-weighted assets)	$34,694,000	8.23%	$33,736,060	8.00%	$42,170,080	10.00%
Tier 1 capital (to risk-weighted assets)	29,347,000	6.96%	16,868,030	4.00%	25,302,050	6.00%
Tier 1 capital (to average assets)	29,347,000	5.42%	21,655,440	4.00%	27,069,300	5.00%
December 31, 2010
Total capital (to risk-weighted assets)	$42,703,000	9.49%	$36,009,620	8.00%	$45,012,020	10.00%
Tier 1 capital (to risk-weighted assets)	37,002,000	8.22%	18,004,810	4.00%	27,007,210	6.00%
Tier 1 capital (to average assets)	37,002,000	6.38%	23,215,640	4.00%	29,019,550	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $42,170,080 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $43,310,880 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of June 30, 2011, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 18 - UNUSED LINES OF CREDIT

As of June 30, 2011, the Bank had two unused line of credit to purchase federal funds from unrelated banks totaling $4.5 million. There were no balances outstanding related to these lines of credit as of June 30, 2011.  These lines of credit are available on a one to 14 day basis for general corporate purposes. In addition to these credit lines, lines of credit are available from the FHLB with a remaining credit availability of $47.9 million and an excess lendable collateral value of approximately $1,957,000 at June 30, 2011.  In addition, we maintain a $52.6 million line of credit with the Federal Reserve Bank with a lendable collateral value of approximately $35.2 million secured by loans in our loan portfolio.

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

NOTE 20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At June 30, 2011, the Bank had $225,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory,

property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2011.

Amount
Commitments to extend credit	$13,235,820
Standby letters of credit	453,410
Total	$13,689,230

NOTE 21 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $0 and $150,747 for the periods ended June 30, 2011 and 2010.  At June 30, 2011, the ESOP has an outstanding loan amounting to $1,525,000.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended June 30, 2011 and December 31, 2010:

	2011	2010
Balance, beginning of year	150,531	178,069
New share purchases	—	15,042
Shares released to participants	—	(2,180)
Shares allocated to participants	—	(40,400)
Balance, end of period	150,531	150,531

The aggregate fair value of the 150,531 unallocated shares was $27,096 based on the $0.18 closing price of our common stock on June 30, 2011. The aggregate fair value of the 150,531 unallocated shares was $156,552 based on the $1.04 closing price of our common stock on December 31, 2010.

NOTE 22 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $26,114 and $62,792, for the six months ended June 30, 2011 and 2010, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the six months ended June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2011 compared to December 31, 2010 and the results of operations for the six and three months ended June 30, 2011 compared to the six and three months ended June 30, 2010. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2010 Annual Report on Form 10-K.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2009 and continuing through the second quarter of 2011, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the six and three months ended June 30, 2011 as compared to the six and three months ended June 30, 2010 and also analyzes our financial condition as of June 30, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2011.

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

Pursuant to its plans to preserve capital and to inject more capital into the Bank, the Company has no plans to undertake any of those activities.

The Company has submitted, and the FRB has approved, a written plan designed to maintain sufficient capital at the Company on a consolidated basis.  Although the FRB Agreement does not contain specific target capital ratios or specific timelines, the FRB did require the plan to address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

The Company also agreed to comply with certain notice provisions set forth in the Federal Deposit Insurance Act and Board of Governors’ Regulations in appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position.  The Company is also required to comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations.  The Company is providing quarterly progress reports on all provisions of the FRB Agreement.

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

We intend to take all actions necessary to enable the Bank to comply with the requirements of the FDIC Consent Order.  The determination of our compliance will be made by the FDIC and the State Board.  Failure to meet these requirements would result in additional regulatory requirements, which could, in the most extreme scenario, ultimately lead to the Bank being taken into receivership by the FDIC.

Results of Operations

Income Statement Review

Summary

Six months ended June 30, 2011 and 2010

Our net loss was approximately $8.1 million for the six months ended June 30, 2011 compared to net loss of approximately $9.7 million for the same period in 2010. Net loss before income tax benefit was $8.2 million for the six months ended June 30, 2011 compared to net loss before income tax benefit of $9.7 million for the six months ended June 30, 2010.  The $1.5 million decrease in net loss before income tax benefit resulted primarily from decreases in our provision for loan losses of $2.2 million and noninterest expense of $1.2 million and an increase of $253,000 in noninterest income offset by a decrease of $2.3 million in net interest income before provision for loan losses.

Three months ended June 30, 2011 and 2010

Our net loss was approximately $3.9 million and $7.9 million for the three months ended June 30, 2011 and 2010, respectively. Net loss before income tax benefit was $3.9 million and $7.9 million for the three months ended June 30, 2011 and 2010, respectively.  The $4.0 million decrease in net loss before income tax benefit resulted primarily from decreases in our provisions for loan losses of $2.9 million and noninterest expense of $1.4 million and a $787,000 increase in noninterest income offset by a decrease of $1.1 million in net interest income before provision for loan losses.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the six months ended June 30, 2011, our loan portfolio decreased $33.1 million from the year-end balance. We anticipate a growth in loans will drive the growth in assets and the growth in net interest income once economic conditions improve.  However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At June 30, 2011, loans represented 75.5% of total assets, while securities and federal funds sold represented 14.5% of total assets.  While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

At June 30, 2011, retail deposits represented $445.0 million, or 86.4% of total funding, which includes total deposits plus borrowings.  Borrowings represented $69.9 million, or 13.6% of total funding, and wholesale deposits represented $1.6 million, or 0.3% of total funding.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  Although we anticipate that our full service banking offices will assist us in meeting these objectives, we believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income decreased $2.3 million as the result of a decrease in investment portfolio revenue of $3.2 million, a decline in loan revenue of $1.5 million partially offset by a decrease in funding costs of $2.4 million as compared to the period ending June 30, 2010.  For the six months ended June 30, 2011, average interest-bearing liabilities exceeded average interest-earning assets by $6.6 million compared to average interest-earning assets exceeding average interest-bearing liabilities by $11.6 million for the six months ended June 30, 2010.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin increased during the six months ended June 30, 2011 when compared to the same period in 2010, as a result of the Bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the six months ended June 30, 2011 and 2010 were 3.04% and 2.80%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the six months ended June 30, 2011 and 2010.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Six Months Ended June 30, 2011 and 2010

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the six months ended June 30, 2011 and 2010, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$1,985	$1	0.01%	$2,062	$1	0.09%
Federal funds sold	18,626	29	0.31%	22,275	37	0.34%
Taxable investment securities	61,175	1,036	3.42%	206,905	4,190	4.08%
Non-taxable investment securities	—	—	0.00%	1,894	38	4.02%
Loans receivable(2)	423,641	10,918	5.20%	479,441	12,425	5.23%
Total earning assets	505,427	11,984	4.78%	712,577	16,691	4.72%

Nonearning assets:
Cash and due from banks	3,049			5,719
Mortgages held for sale	235			332
Premises and equipment, net	22,545			19,521
Other assets	33,735			32,219
Allowance for loan losses	(11,512)			(11,653)
Total nonearning assets	48,052			46,138
Total assets	$553,479			$758,715

Interest-bearing liabilities:
Interest bearing transaction accounts	$26,489	97	0.74%	$29,304	154	1.06%
Savings & money market	128,816	588	0.92%	243,034	1,697	1.41%
Time deposits less than $100,000	115,276	1,062	1.86%	194,752	1,870	1.94%
Time deposits greater than $100,000	174,459	1,385	1.60%	105,945	1,305	2.48%
Securities sold under repurchase agreement	20,013	548	5.52%	41,182	413	2.02%
Advances from FHLB	30,906	288	1.88%	70,348	974	2.79%
Junior subordinated debentures	14,434	363	5.07%	14,434	357	4.98%
ESOP borrowings	1,599	36	4.56%	1,967	38	3.87%
Federal funds purchased	18	1	0.52%	30	—	0.51%
Total interest-bearing liabilities	512,010	4,368	1.72%	700,996	6,808	1.96%

Noninterest-bearing liabilities:
Demand deposits	15,682			15,159
Other liabilities	4,731			4,534
Shareholders’ equity	21,056			38,026

Total liabilities and shareholders’ equity	$553,479			$758,715
Net interest income		$7,616			$9,883
Net interest spread			3.06%			2.76%
Net interest margin			3.04%			2.80%

(1)   Annualized for the six month period.

(2)   Includes nonaccruing loans

During the six months ended June 30, 2011, the net interest spread and net interest margin increased in comparison to the previous period in 2010.  Our net interest spread was 3.06% and 2.76% for the six months ended June 30, 2011 and 2010, respectively. Our net interest margin for the six months ended June 30, 2011 was 3.04%, compared to 2.80% for the six months ended June 30, 2010.  During the six months ended June 30, 2011, interest-earning assets averaged $505.4 million, compared to $712.6 million in the same quarter of 2010.  During the same periods, average interest-bearing liabilities were $512.0 million and $700.9 million, respectively.

Interest income for the six months ended June 30, 2011 was $11.9 million, consisting of $10.9 million on loans, $1.0 million on investments, and $30,000 on federal funds sold and interest bearing balances.  Interest income for the six months ended June 30, 2010 was $16.7 million, consisting of $12.4 million on loans, $4.2 million on investments, and $38,000 on federal funds sold and interest bearing balances. Interest and fees on loans represented 91.1% and 74.4% of total interest income for the six months ended June 30, 2011 and 2010, respectively. Income from investments, federal funds sold and interest bearing balances represented 8.9% and 25.6% of total interest income for the six months ended June 30, 2011 and 2010, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.8% and 67.3% of average interest-earning assets for the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011, average earning assets were lower by $207.2 million than for the same period in 2010.

Interest expense for the six months ended June 30, 2011 was $4.4 million, consisting of $3.1 million related to deposits, $548,000 related to securities sold under a repurchase agreement, $363,000 related to junior subordinated debentures, $288,000 related to advances from the FHLB and $36,000 related to other borrowings and federal funds purchased.  Interest expense for the six months ended June 30, 2010 was $6.8 million, consisting of $5.0 million related to deposits, $413,000 related to securities sold under a repurchase agreement, $357,000 related to junior subordinated debentures, $974,000 related to advances from the FHLB and $38,000 related to other borrowings and federal funds purchased.  Interest expense on deposits for the six months ended June 30, 2011 and 2010 represented 71.7% and 73.8% of total interest expense, respectively, while interest expense on borrowings represented 28.3% and 26.2%, respectively, of total interest expense.  During the six months ended June 30, 2011, average interest-bearing liabilities were lower by $188.9 million than for the same period in 2009.

Net interest income, the largest component of our income, was $7.6 million and $9.9 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease of $2.3 million resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $4.7 million decrease in interest income and a $2.4 million decrease in interest expense.

Three Months Ended June 30, 2011 and 2010

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended June 30, 2011 and 2010, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
	Average Balance	Income/ Expense	Yield/ Rate(3)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing cash balances	$2,203	$—	0.01%	$3,173	$1	0.10%
Federal funds sold	17,570	13	0.29%	28,664	25	0.35%
Taxable investment securities	60,518	526	3.49%	181,359	1,702	3.76%
Non-taxable investment securities	—	—	0.00%	1,561	15	3.99%
Loans receivable(4)	415,561	5,287	5.10%	474,458	6,102	5.16%
Total earning assets	495,852	5,826	4.71%	689,215	7,845	4.57%

Nonearning assets:
Cash and due from banks	3,053			7,048
Mortgages held for sale	218			312
Premises and equipment, net	22,526			19,981
Other assets	34,205			32,443
Allowance for loan losses	(12,658)			(12,748)
Total nonearning assets	47,344			47,036
Total assets	$543,196			$736,251

Interest-bearing liabilities:
Interest bearing transaction accounts	$24,763	46	0.74%	$28,929	72	0.99%
Savings & money market	120,569	280	0.93%	239,967	794	1.33%
Time deposits less than $100,000	112,245	499	1.78%	189,081	794	1.69%
Time deposits greater than $100,000	177,968	679	1.53%	107,884	634	2.36%
Securities sold under repurchase agreements	20,010	345	6.92%	30,207	198	2.63%
Advances from FHLB	34,000	152	1.79%	67,506	461	2.74%
Junior subordinated debentures	14,434	182	5.07%	14,434	181	5.02%
ESOP borrowings	1,575	18	4.56%	1,824	21	4.56%
Federal funds purchased	18	—	0.50%	11	—	0.97%
Total interest-bearing liabilities	505,582	2,201	1.75%	679,843	3,155	1.86%

Noninterest-bearing liabilities:
Demand deposits	14,775			15,148
Other liabilities	4,880			4,606
Shareholders’ equity	17,959			36,654

Total liabilities and shareholders’ equity	$543,196			$736,251
Net interest income		$3,625			$4,690
Net interest spread			2.97%			2.71%
Net interest margin			2.93%			2.73%

(1)   Annualized for the three month period.

(2)   Includes nonaccruing loans

During the three months ended June 30, 2011, the net interest spread and net interest margin increased in comparison to the previous period in 2010.  Our net interest spread was 2.97% and 2.71% for the three months ended June 30, 2011 and 2010, respectively. Our net interest margin for the three months ended June 30, 2011 was 2.93%, compared to 2.73% for the six months ended June 30, 2010.  During the six months ended June 30, 2011, interest-earning assets averaged $495.9 million, compared to $689.2 million in the same quarter of 2010.  During the same periods, average interest-bearing liabilities were $505.6 million and $679.8 million, respectively.

Interest income for the three months ended June 30, 2011 was $5.8 million, consisting of $5.3 million on loans, $526,000 on investments and interest bearing balances, and $13,000 on federal funds sold and interest bearing liabilities.  Interest income for the three months ended June 30, 2010 was $7.8 million, consisting of $6.1 million on loans, $1.7 million on investments and interest bearing balances, and $26,000 on federal funds sold and interest bearing liabilities. Interest and fees on loans represented 90.7% and 77.8% of total interest income for the three months ended June 30, 2011 and 2010, respectively.  Income from investments, federal funds sold, and interest bearing balances represented 9.3% and 22.2% of total interest income for the three months ended June 30, 2011 and 2010, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.8% and 68.8% of average interest-earning assets for the three months ended June 30, 2011 and 2010, respectively.

Interest expense for the three months ended June 30, 2011 was $2.2 million, consisting of $1.5 million related to deposits, $345,000 related to securities sold under repurchase agreements, $182,000 related to junior subordinated debentures, $152,000 related to Federal Home Loan Bank (“FHLB”) advances, and $18,000 related to ESOP borrowings.  Interest expense for the three months ended June 30, 2010 was $3.2 million, consisting of $2.3 million related to deposits, $198,000 related to securities sold under repurchase agreements, $181,000 related to junior subordinated debentures, $461,000 related to Federal Home Loan Bank (“FHLB”) advances, and $21,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended June 30, 2011 and 2010 represented 68.3% and 72.7%, respectively, of total interest expense, while interest expense on other liabilities represented 31.7% and 27.3%, respectively, of total interest expense for the three months ended June 30, 2011 and 2010, respectively.

Net interest income, the largest component of our income, was $3.6 million and $4.7 million for the three months ended June 30, 2011 and 2010, respectively.  The decrease of $1.1 million resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $2.0 million decrease in interest income and a $954,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Six Months Ended June 30, 2011 vs. June 30, 2010				Six Months Ended June 30, 2010 vs. June 30, 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(1,446)	$(69)	$8	$(1,507)	$357	$(406)	$(12)	$(61)
Taxable investment securities	(2,951)	(683)	482	(3,152)	(992)	351	(71)	(712)
Non-taxable investment securities	(38)	—	—	(38)	(58)	1	(1)	(58)
Federal funds sold	(6)	(4)	1	(9)	21	2	10	33
Interest bearing cash balances	—	(1)	—	(1)	(1)	(1)	1	(1)
Total interest income	(4,441)	(757)	491	(4,707)	(673)	(53)	(73)	(799)

Interest expense
Deposits	(1,123)	(993)	222	(1,894)	298	(2,452)	(101)	(2,255)
Junior subordinated debentures	—	6	—	6	—	(50)	—	(50)
Advances from FHLB	(546)	(319)	179	(686)	(321)	147	(40)	(214)
Securities sold under repurchase agreements	(212)	715	(368)	135	(160)	48	(14)	(126)
Federal funds purchased	—	—	—	—	(1)	(1)	1	(1)
ESOP borrowings	(7)	7	(1)	(1)	(6)	20	(5)	9
Other borrowings	—	—	—	—	(2)	(2)	2	(2)
Total interest expense	(1,888)	(584)	32	(2,440)	(192)	(2,290)	(157)	(2,639)

Net interest income	$(2,553)	$(172)	$458	$(2,267)	$(481)	$2,237	$84	$1,840

	Three Months Ended June 30, 2011 vs. June 30, 2010				Three Months Ended June 30, 2010 vs. June 30, 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(757)	$(65)	$8	$(814)	$88	$(331)	$(5)	$(248)
Taxable investment securities	(1,134)	(125)	84	(1,175)	(675)	696	(244)	(223)
Non-taxable investment securities	(16)	—	—	(16)	(30)	—	—	(30)
Federal funds sold	(10)	(4)	1	(13)	—	—	25	25
Interest bearing cash balances	—	(1)	—	(1)	—	—	—	—
Total interest income	(1,917)	(195)	93	(2,022)	(617)	365	(224)	(476)

Interest expense
Deposits	(528)	(340)	78	(790)	50	(1,279)	(18)	(1,247)
Junior subordinated debentures	—	2	—	2	—	(21)	—	(21)
Advances from FHLB	(229)	(161)	80	(310)	(202)	79	(26)	(149)
Securities sold under repurchase agreements	(67)	323	(109)	147	(172)	179	(105)	(98)
ESOP borrowings	(3)	—	—	(3)	(4)	14	(4)	6
Total interest expense	(827)	(176)	49	(954)	(328)	(1,028)	(153)	(1,509)

Net interest income	$(1,090)	$(19)	$44	$(1,065)	$(289)	$1,393	$(71)	$1,033

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

Six Months Ended June 30, 2011 and 2010

Included in the statement of operations for the six months ended June 30, 2011 and 2010 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $7.5 million and $9.8 million, respectively.  The increase in the allowance for the six months ended June 30, 2011 relates to our decision to increase the allowance to accommodate charge offs to certain loans and further increase the total allowance in response to the deteriorating credit environment as evidenced by the increasing level of nonperforming assets.  The allowance for loan losses was approximately $11.2 million and $14.8 million as of June 30, 2011 and 2010, respectively. The allowance for loan losses as a percentage of gross loans was 2.76% at June 30, 2011 and 3.18% at June 30, 2010. At June 30, 2011, we had 69 nonperforming loans totaling approximately $25.0 million. Gross charge offs amounted to approximately $8.1 million and $5.1 million for the six months ended June 30, 2011 and 2010, respectively.

Three Months Ended June 30, 2011 and 2010

Included in the statement of operations for the three months ended June 30, 2011 and 2010 is a noncash expense related to the provision for loan losses of $3.3 million and $6.2 million, respectively. The increase in the allowance for the three months ended June 30, 2011 relates to our decision to increase the allowance to accommodate charge offs to certain loans and to further increase the total allowance in response to the deteriorating credit environment as stated above.

Noninterest Income

The following table sets forth information related to our noninterest income during the six and three months ended June 30, 2011 and 2010:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Service fees on deposit accounts	$26	$23	$13	$12
Residential mortgage origination fees	75	114	29	53
Origination income on mortgage loans sold	6	10	3	5
Gain on sale of investment securities	—	1,347	—	1,208
Other service fees and commissions	295	261	139	130
Loss on extinguishment of debt	—	(1,620)	—	(2,020)
Bank owned life insurance	272	274	137	140
Other	22	34	16	22
Total noninterest income (loss)	$696	$443	$337	$(450)

Six Months Ended June 30, 2011 and 2010

Noninterest income for the six months ended June 30, 2011 was $696,000, an increase of $253,000, compared to noninterest income of $443,000 during the same period in 2010.  The change was primarily attributable to losses on the extinguishment of outstanding liabilities despite the increases in the gain on sale of investment securities during the second quarter of 2010.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination fees were $75,000 and $114,000 for the six months ended June 30, 2011 and 2010, respectively.  The decrease of $39,000 in 2011 related primarily to a decline in volume in the mortgage department during the first half of 2011.  We received $6,000 of origination income on mortgage loans sold for the six months ended June 30, 2011 compared to $10,000 for the same period in 2010.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Service fees on deposit accounts were $26,000 and $23,000 for the six months ended June 30, 2011 and 2010, respectively. The additional $3,000 of income resulted from the larger number of customer accounts.  Similarly, other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $34,000 to $295,000 for the six months ended June 30, 2011 when compared to the same period in 2010.

Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $22,000 and $34,000 for the six months ended June 30, 2011 and 2010, respectively.

Three Months Ended June 30, 2011 and 2010

Noninterest income for the three months ended June 30, 2011 was $337,000 compared to a loss of $450,000 during the same period in 2010. The decrease was primarily attributable to the absence of gains on sale of investment securities and the extinguishment of debt related to the ESOP during the first quarter of 2010. For the three months ended June 30, 2011, we did not have any sales of investment securities in comparison to the $1.2 million gain for the same period in 2010.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $29,000 and $53,000 for the three months ended June 30, 2011 and 2010, respectively.  The decrease of $24,000 related primarily to a decrease in origination volume in the mortgage department during the second quarter of 2011.  We received $3,000 of origination income on mortgage loans sold for the three months ended June 30, 2011 compared to $5,000 for the same period in 2010.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $13,000 and $12,000 for the three months ended June 30, 2011 and 2010, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions increased $9,000 to $139,000 for the three months ended June 30, 2011, when compared to the same period in 2010.

A decrease of $3,000 in bank owned life insurance income was primarily attributable to a decrease in the cash surrender value for the three months ended June 30, 2011 when compared to the same period in 2010. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $16,000 and $22,000 for the three months ended June 30, 2011 and 2010, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the six and three months ended June 30, 2011 and 2010:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Salaries and benefits	$3,197	$3,959	$1,505	$1,920
Occupancy	802	821	410	414
Furniture and equipment expense	416	446	213	235
Other real estate owned expense	1,782	1,591	929	1,391
Professional fees	692	795	296	434
Advertising and marketing	390	703	376	513
Insurance	188	125	94	52
FDIC Assessment	680	708	325	347
Data processing and related costs	334	277	176	141
Telephone	109	95	55	49
Postage	5	21	3	10
Office supplies, stationery and printing	32	52	15	27
Other loan related expense	177	131	114	89
Other	184	513	98	373
Total noninterest expense	$8,988	$10,237	$4,609	$5,995

Six Months Ended June 30, 2011 and 2010

We incurred noninterest expense of $8.9 million for the six months ended June 30, 2011 compared to $10.2 million for the six months ended June 30, 2010.  The $762,000 decrease in salaries and employee benefits expense accounted for 61.0% of the $1.2 million decrease in noninterest expense for the six months ended June 30, 2011 compared to the same period in 2010. Of the $1.8 million expenses related to other real estate owned, $1.1 million was related to the reduction in carrying value of properties in other real estate owned. The remaining decrease resulted primarily from decreases of $313,000 in marketing costs, $103,000 in professional fees, $19,000 in occupancy expense, $28,000 in the FDIC assessment, $30,000 in furniture and equipment expense, $16,000 in postage expense, $20,000 in office supplies, stationery and printing costs and $329,000 in other expenses offset by an increase of $57,000 in data processing and related costs, $63,000 in insurance costs, and $14,000 in telecommunications expense.

Salaries and employee benefits expense was $3.2 million for the six months ended June 30, 2011 compared to $4.0 million for the six months ended June 30, 2010.  These expenses represented 35.6% and 38.7% of our total noninterest expense for the six months ended June 30, 2011 and 2010, respectively.  The $762,000 decrease in salaries and employees benefits expense in 2011 compared to 2010 resulted from decreases of $275,000 in benefits cost, $13,000 in incentive compensation, $120,000 in ESOP compensation, $63,000 in stock options and a decrease of $290,000 in base compensation expense.

Data processing and related costs increased $57,000, or 20.6%, for the six months ended June 30, 2011 compared to the same period in 2010.  These expenses were $334,000 and $277,000 for the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011, our data processing costs for our core processing system were $309,000 compared to $249,000 for the six months ended June 30, 2010.

Three Months Ended June 30, 2011 and 2010

We incurred noninterest expense of approximately $4.6 million for the three months ended June 30, 2011 compared to $6.0 million for the three months ended June 30, 2010.  The $462,000 decrease in other real estate owned expense primarily accounted for the decrease in noninterest expense for the three months ended June 30, 2011 compared to the same period in 2010. The remaining differences resulted from decreases of $138,000 in professional fees, $7,000 in postage, $415,000 in salaries and benefits, $137,000 in marketing costs, $4,000 in occupancy expense, $12,000 in office supplies, stationery and printing costs, $22,000 in furniture and equipment expense and $22,000 in FDIC assessments expense.  This was offset by an increase of, $35,000 in data processing costs, $25,000 in other loan related expenses, $42,000 in insurance costs and $6,000 in telecommunications expense and a decrease of $275,000 in other expenses.

Salaries and employee benefits expense was approximately $1.5 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively.  These expenses represented 32.6% and 32.0% of our total noninterest expense for the three months ended June 30, 2011 and 2010, respectively.  The $415,000 decrease in salaries and employee benefits expense primarily resulted from decreases of $147,000 in other benefits costs, $197,000 in base compensation and $11,000 in additional incentive compensation.

Data processing and related costs increased approximately $35,000, or 24.8%, for the three months ended June 30, 2011 compared to the same period in 2010.  These expenses were $176,000 and $141,000 for the three months ended June 30, 2011 and 2010, respectively.  During the three months ended June 30, 2011, our data processing costs for our core processing system were $163,000 compared to $128,000 for the three months ended June 30, 2010.

Income Tax Expense

Six Months Ended June 30, 2011 and 2010

Our lack of income tax expense or benefit for June 30, 2011 and 2010 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Income taxes are based on effective tax rates of 34.0% for the six months ended June 30, 2009.

Three Months Ended June 30, 2011 and 2010

Our lack of income tax expense or benefit for June 30, 2011 and 2010 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that is more likely than not that the deferred tax asset related to continuing operations at June 30, 2011 will not be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At June 30, 2011, we had total assets of $535.9 million, consisting principally of $393.4 million in net loans, $55.6 million in investment securities, $22.4 million in net premises, furniture and equipment, $17.7 million in federal funds sold and $5.6 million in cash and due from banks.  Our liabilities at June 30, 2011 totaled $520.0 million, consisting principally of $445.9 million in deposits, $20.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $34.0 million in FHLB advances and $1.5 million in borrowings related to the ESOP.  At June 30, 2011, our shareholders’ equity was $15.9 million.

Federal Funds Sold

At June 30, 2011, our $17.6 million in short-term investments in federal funds sold on an overnight basis comprised 3.3% of total assets, compared to $24.1 million, or 4.2% of total assets, at December 31, 2010.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions in light of the current economic environment.

Investments

At June 30, 2011, the $55.6 million in our available-for-sale investment securities portfolio represented approximately 10.4% of our total assets compared to $58.0 million, or 10.1% of total assets, at December 31, 2010.  At June 30, 2011, we held U.S. government agency securities, government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $55.6 million and an amortized cost of $55.2 million for a net unrealized gain of $413,000. We utilize the investment portfolio to provide additional income and to provide liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Contractual maturities and yields on our investments at June 30, 2011 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	$2,032	4.17%	$—	—%	$2,032	4.17%
Mortgage-backed securities	4,416	(5.06)%	—	—%	—	—%	49,166	3.51%	53,582	2.79%
Total	$4,416	(5.06)%	$—	—%	$2,032	4.17%	$49,166	3.51%	$55,614	2.84%

At June 30, 2011, our investments included government sponsored enterprises, which consist of securities issued by the Federal Home Loan Mortgage Corporation with amortized costs of approximately $2.0 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $16.1 million, $12.8 million and $24.3 million, respectively.

At June 30, 2011, the fair value of investments issued by the Federal National Mortgage Association was approximately $2.0 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $16.2 million, $12.9 million and $24.5 million, respectively.

Other nonmarketable equity securities at June 30, 2011 consisted of Federal Home Loan Bank stock with a cost of $4.3 million and other investments of approximately $29,000.

The amortized costs and the fair value of our investments at June 30, 2011 and December 31, 2010 are shown in the following table.

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$2,001	$2,032	$2,001	$2,053
Mortgage-backed securities	53,200	53,582	56,364	55,903
Total	$55,201	$55,614	$58,365	$57,956

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at June 30, 2011 and December 31, 2010 were $415.6 million and $468.0 million, respectively.  Gross loans outstanding at June 30, 2011 and December 31, 2010 were $404.5 million and $437.7 million, respectively.

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

The following table summarizes the composition of our loan portfolio at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$20,236	5.0%	$23,255	5.3%

Real Estate
Mortgage	296,942	73.3%	315,181	72.0%
Construction	84,748	20.9%	96,001	21.9%
Total real estate	381,690	94.2%	411,182	93.9%

Consumer
Consumer	3,129	0.8%	3,775	0.9%
Total Gross Loans	405,055	100.1%	438,212	100.1%
Deferred origination fees, net	(510)	(0.1)%	(524)	(0.1)%

Total gross loans, net of deferred fees	404,545	100.0%	437,688	100.0%
Less — allowance for loan losses	(11,183)		(11,459)
Total loans, net	$393,362		$426,229

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2011:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$9,400	$9,963	$873	$20,236
Real estate	120,106	214,539	47,046	381,691
Consumer	699	2,017	412	3,128
Deferred origination fees, net	(534)	21	3	(510)
Total gross loans, net of deferred fees	$129,671	$226,540	$48,334	$404,545

Gross loans maturing after one year with:
Fixed interest rates				$149,943
Floating interest rates				125,015
Total				$274,958

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2011 and 2010.

	2011	2010
	(dollars in thousands)
Balance, beginning of year	$11,459	$10,048
Charge offs, Commercial and Industrial	(571)	(277)
Charge offs, Real Estate Mortgage	(4,982)	(2,360)
Charge offs, Real Estate Construction	(2,511)	(2,174)
Charge offs, Consumer	(24)	(306)
Recoveries, Commercial and Industrial	9	12
Recoveries, Real Estate Mortgage	295	83
Recoveries, Real Estate Construction	3	2
Recoveries, Consumer	3	3
Provision for loan losses	7,502	9,750
Balance, end of period	$11,183	$14,781

Total loans outstanding at end of period	$404,545	$465,017
Allowance for loan losses to gross loans	2.76%	3.18%
Net charge-offs to average loans	1.87%	0.48%

Nonperforming Assets

The following table sets forth our nonperforming assets at June 30, 2011 and December 31, 2010:

	2011	2010
	(dollars in thousands)
Nonaccrual loans	$25,020	$35,556
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	—	—
Total impaired loans	25,020	35,556
Other real estate owned	18,109	11,906
Total nonperforming assets	$43,129	$47,462

Nonperforming assets to total assets	8.05%	8.31%

The Bank had 69 nonperforming loans at June 30, 2011, totaling $25.0 million and 76 nonperforming loans totaling $35.6 million at December 31, 2010, all of which were considered impaired.  Of the 69 nonperforming loans at June 30, 2011, it is anticipated that 53 loans totaling approximately $16.8 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional six loans totaling $1.2 million are expected to incur an additional provision expense and eight loans totaling approximately $7.0 million are expected to move back into an accruing status. At June 30, 2011 and December 31, 2010, the allowance for loan losses was $11.2 million and $11.5 million, respectively, or 2.76% and 2.62%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at June 30, 2011 are $15.5 million in residential properties, representing approximately 61.8% of the Bank’s nonperforming loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of June 30, 2011, we had 65 loans with a current principal balance of $27.9 million on the watch list compared to 76 loans with a current principal balance of $27.6 million at December 31, 2010.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as “substandard”

or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $8.5 million at June 30, 2011, compared to $7.7 million at December 31, 2010.  At June 30, 2011, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended June 30, 2011 and December 31, 2010, we received approximately $112,000 and $735,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status.  In addition, the Bank held approximately $18.1 million and $11.9 million in other real estate owned at the period ending June 30, 2011 and December 31, 2010, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  In the past, we have chosen to obtain a portion of certificates of deposits from outside of our market.  The deposits obtained outside of our market areas generally have lower rates and maturities than those being offered for similar deposit products in our local market.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We anticipate that our remaining $1.6 million of wholesale deposits will runoff as they mature during 2011.  The amount of wholesale deposits was $1.6 million, or 0.35% of total deposits, at June 30, 2011, compared to $3.5 million, or 0.7% of total deposits, at December 31, 2010. Our loan-to-deposit ratio was 90.7% and 91.0% at June 30, 2011 and December 31, 2010, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant the approval.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2011 and the year ended December 31, 2010.

	June 30, 2011		December 31, 2010
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$15,682	—%	$14,988	—%
Interest bearing demand deposits	26,489	0.74%	29,044	0.98%
Savings and money market accounts	128,816	0.92%	193,512	1.36%
Time deposits less than $100,000	115,276	1.86%	166,797	1.89%
Time deposits greater than $100,000	174,459	1.60%	135,009	2.05%
Total deposits	$460,722	1.37%	$539,350	1.64%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Three months or less	$34,130	$40,831
Over three through six months	36,199	54,009
Over six though twelve months	69,420	43,885
Over twelve months	46,064	37,568
Total	$185,813	$176,293

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended June 30, 2011 and the year ended December 31, 2010, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the six months ended June 30, 2011:
Securities sold under agreement to repurchase	$20,000	4.21%	$20,000	$20,013	5.52%
Advances from FHLB	34,000	1.76%	34,000	30,906	1.88%
Junior subordinated debentures	14,434	5.00%	14,434	14,434	5.07%
ESOP borrowings	1,525	4.50%	1,575	1,599	4.56%
Federal funds purchased	—	—%	—	18	0.52%

At or for the year ended December 31, 2010:
Securities sold under agreement to repurchase	$20,000	3.76%	$60,000	$30,514	2.60%
Advances from FHLB	27,000	2.00%	85,000	44,430	2.72%
Junior subordinated debentures	14,434	4.92%	14,434	14,434	5.06%
ESOP borrowings	1,625	4.50%	2,300	1,839	4.20%
Federal funds purchased	—	—%	—	34	0.58%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At June 30, 2011, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $47.9 million and an excess lendable collateral value of approximately $1.9 million. At June 30, 2011, we had two federal funds lines of credit with an unrelated bank totaling $4.5 million.  These lines are available for general corporate purposes.  These lines may be terminated at any time based on our financial condition.  We also have credit availability through the Federal Reserve Discount Window.   As of June 30, 2011, $52.6 million was available, based on qualifying collateral.   The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $15.7 million at June 30, 2011 and $23.6 million at December 31, 2010.  The difference is attributable to the amount of preferred stock dividend accrued of $361,000, additional paid in capital related to the ESOP of $106,000, an increase in the guarantee of ESOP borrowings of $113,000, net of current year reductions, and an increase of $510,000 in the fair value of available-for-sale securities, net of the loss of $8.1 million for the six month period ended June 30, 2011.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six months ended June 30, 2011 and the year ended December 31, 2010.

	June 30, 2011	December 31, 2010
Return on average assets	(2.88)%	(2.33)%
Return on average equity	(87.07)%	(45.63)%
Equity to assets ratio	3.80%	5.10%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of June 30, 2011, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at June 30, 2011 and December 31, 2010.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.

	June 30,	December 31,
	2011	2010
Leverage ratio	3.78%	5.47%
Tier 1 risk-based capital ratio	4.86%	7.06%
Total risk-based capital ratio	8.33%	9.77%

The following table sets forth the Bank’s various capital ratios at June 30, 2011 and December 31, 2010.

Tidelands Bank

	June 30,	December 31,
	2011	2010
Leverage ratio	5.42%	6.38%
Tier 1 risk-based capital ratio	6.96%	8.22%
Total risk-based capital ratio	8.23%	9.49%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2011, unfunded commitments to extend credit were $13.2 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2011, there were commitments totaling approximately $453,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 48.7% of our loans were variable rate loans at June 30, 2011 and 75.8% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At June 30, 2011 and December 31, 2010, our liquid assets, which consist of cash and due from banks, amounted to $23.3 million and $27.7 million, or 4.3% and 4.9% of total assets, respectively.  Our available-for-sale securities at June 30, 2011 and December 31, 2010 amounted to $55.6 million and $58.0 million, or 10.4% and 10.1% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $28.4 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain two federal funds purchased lines of credit with correspondent banks totaling $4.5 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At June 30, 2011, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $47.9 million and an excess lendable collateral value of approximately $1.9 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $52.6 million secured by certain loans in our loan portfolio.

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

The following table sets forth information regarding our rate sensitivity, as of June 30, 2011, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$17,673	$—	$—	$—	$17,673
Investment securities	2,186	10,008	15,495	27,924	55,613
Loans	67,010	71,660	194,093	71,781	404,544
Total interest-earning assets	$86,869	$81,668	$209,588	$99,705	$477,830

Interest-bearing liabilities:
Money market and NOW	$59,167	$—	$—	$—	$59,167
Regular savings	76,750	—	—	—	76,750
Time deposits	48,557	185,741	28,882	31,975	295,155
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	—	10,000	10,000	20,000
Advances from Federal Home Loan Bank	—	—	25,000	9,000	34,000
ESOP borrowings	1,525	—	—	—	1,525
Total interest-bearing liabilities	$194,247	$185,741	$63,882	$57,161	$501,031

Period gap	$(107,378)	$(104,073)	$145,706	$42,544	$(23,201)
Cumulative gap	$(107,378)	$(211,451)	$(65,745)	$(23,201)	$(23,201)

Ratio of cumulative gap to total earning assets	(22.47)%	(44.25)%	(13.76)%	(4.86)%	(4.86)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and acting Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

As previously disclosed in the Current Report on Form 8-K filed on March 22, 2011, the FRB Agreement between the Company and the Federal Reserve Bank of Richmond requires that we obtain the written approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming our capital stock, or declaring or paying cash dividends on our securities, including dividends on our TARP preferred stock and interest on our trust preferred securities.

Per the FRB Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments.  Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date.  At June 30, 2011, we had unpaid TARP preferred stock dividends in arrears of $544,800.  If we miss six quarterly dividend payments on the TARP preferred stock, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company’s board of directors until all accrued but unpaid dividends have been paid.  We have deferred the quarterly dividend payments beginning November 2010 through the period ending June 30, 2011.

Item 5. Other Information

As previously disclosed in our report on Form 8-K filed on June 10, 2011, Alan W. Jackson resigned as Executive Vice President, Chief Financial Officer and acting President of the Company and the Bank effective as of June 30, 2011.  Thomas H. Lyles, the Chief Executive Officer of the Company and the Bank, is serving as the acting Principal Financial Officer of the Company as of July 1, 2011.

Item 6. Exhibits

31	Rule 13a-14(a) Certification of the Principal Executive Officer and acting Principal Financial Officer

32	Section 1350 Certifications.

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12,2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the three and six-month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss for the six-month period ended June 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	By:	/s/ Thomas H. Lyles
Thomas H. Lyles
Chief Executive Officer and acting
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Rule 13a-14(a) Certification of the Principal Executive Officer and acting Principal Financial Officer

32	Section 1350 Certifications.

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 12,2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the three and six-month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss for the six-month period ended June 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.