Form 10-Q/A
period 2011-06-30
TIDELANDS BANCSHARES INC
filed 2011-10-21
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of October 21, 2011.

EXPLANATORY NOTE

Tidelands Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 (“Amended Report”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2011, which was originally filed with the Securities and Exchange Commission on August 12, 2011 (the “Original Report”), to restate the Company’s unaudited consolidated financial statements for the period ended June 30, 2011, as well as to update corresponding disclosures under the headings Management’s Discussion and Analysis of Financial Condition and in the Notes to the Consolidated Financial Statements.

As previously disclosed in the Company’s Form 8-K filing on October 14, 2011, on October 12, 2011, the Company, as a result of a recently completed joint examination of Tidelands Bank, the wholly-owned subsidiary of the Company (the “Bank”), by the Federal Deposit Insurance Corporation and the South Carolina Board of Financial Institutions, determined that the Company’s previously issued unaudited consolidated financial statements for the period ended June 30, 2011 contained in the Original Report should be restated to reflect an increase in its provision for losses on loans of approximately $2.2 million. Accordingly, the previously issued consolidated financial statements for such period could no longer be relied upon.

The Company hereby amends Part 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect a restatement of the financial statements in connection with the following:

•   The Company’s net loss after tax for the three months ended June 30, 2011, is $6,146,662 compared to a loss of $3,898,545. Loss per basic share for the second quarter of 2011 is $1.58, compared to the originally reported loss per share of $1.02. Due to the adjustments to the financial results for the second quarter of 2011, the Company’s after tax net loss for the six months ended June 30, 2011, is $10,377,150 compared to net loss of $8,129,033. Loss per basic share for the six months ended 2011 is $2.65, compared to the originally reported basic loss per share of $2.10.

•   The provision for losses on loans for the second quarter of 2011 increased from $3,300,000 to $5,548,117. As a result of the increased provision for loan losses, the allowance for loan losses as of June 30, 2011 increased to $13,431,363 or 3.32% of gross loans, compared to the originally reported amount of $11,183,245, or 2.76% of gross loans.

•   Loans receivable net declined to $391,113,320 from the previously reported level of $393,361,437 and total assets declined to $533,601,937 from the previously reported level of $535,850,054.

•   Total stockholders’ equity at June 30, 2011 declined $2,248,117 to $13,421,365 from $15,669,482.

While we are amending only certain portions of our Original Report, for convenience and ease of future reference, we are filing the entire Quarterly Report for the quarter ended June 30, 2011, in this Amended Report. This Amended Report also includes currently-dated certifications from the Company’s Chief Executive Officer and acting Chief Financial Officer.

The Company has not modified or updated disclosures presented in the Original Report, except as required to specifically reflect the effects of the restatement in the Amended Report. Accordingly, this Amended Report does not reflect other events occurring after the Original Report, nor does it modify or update those disclosures affected by other subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Report.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - June 30, 2011 (Unaudited) (Restated) and December 31, 2010 (Audited)	4

	Consolidated Statements of Operations – Six and Three months ended June 30, 2011 (Unaudited) (Restated) and 2010 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss- Six months ended June 30, 2011 (Unaudited) (Restated) and 2010 (Unaudited)	6

	Consolidated Statements of Cash Flows - Six months ended June 30, 2011 (Unaudited) (Restated) and 2010 (Unaudited)	7

	Notes to Consolidated Financial Statements	8-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	30-59

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.	Controls and Procedures	60

PART II - OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	(Restated)
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Assets:
Cash and cash equivalents:
Cash and due from banks	$5,612,472	$3,657,977
Federal funds sold	17,673,000	24,069,000
Total cash and cash equivalents	23,285,472	27,726,977
Securities available-for-sale	55,614,045	57,955,698
Nonmarketable equity securities	4,290,750	5,267,750
Total securities	59,904,795	63,223,448
Mortgage loans held for sale	—	—
Loans receivable	404,544,682	437,688,015
Less allowance for loan losses	13,431,362	11,459,047
Loans, net	391,113,320	426,228,968
Premises, furniture and equipment, net	22,394,960	22,422,388
Accrued interest receivable	1,833,663	1,928,992
Bank owned life insurance	14,686,401	14,414,626
Other real estate owned	18,108,543	11,905,865
Other assets	2,274,783	3,439,207
Total assets	$533,601,937	$571,290,471

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$14,883,850	$14,573,484
Interest-bearing transaction accounts	23,023,246	26,474,037
Savings and money market accounts	112,893,814	142,644,095
Time deposits $100,000 and over	185,813,171	176,293,300
Other time deposits	109,342,262	121,008,483
Total deposits	445,956,343	480,993,399

Securities sold under agreements to repurchase	20,000,000	20,000,000
Advances from Federal Home Loan Bank	34,000,000	27,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,525,000	1,625,000
Accrued interest payable	1,676,671	1,510,282
Other liabilities	2,588,558	2,085,131
Total liabilities	520,180,572	547,647,812

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at June 30, 2011 and December 31, 2010	13,847,628	13,736,892
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at June 30, 2011 and December 31, 2010	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at June 30, 2011 and December 31, 2010	1,112,248	1,112,248
Unearned ESOP shares	(1,794,232)	(1,907,361)
Capital surplus	43,298,769	43,404,879
Retained deficit	(43,353,242)	(32,504,156)
Accumulated other comprehensive income	267,422	(242,615)
Total shareholders’ equity	13,421,365	23,642,659
Total liabilities and shareholders’ equity	$533,601,937	$571,290,471

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Operations

For the six and three months ended June 30, 2011 and 2010

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Interest income:
Loans, including fees	$10,918,450	$12,425,237	$5,287,547	$6,101,689
Securities available for sale, taxable	1,036,598	4,189,763	525,886	1,701,796
Securities available for sale, non-taxable	—	37,723	—	15,533
Federal funds sold	28,708	37,426	12,789	24,705
Other interest income	129	879	28	763
Total interest income	11,983,885	16,691,028	5,826,251	7,844,486
Interest expense:
Time deposits $100,000 and over	1,384,739	1,305,127	679,073	633,543
Other deposits	1,747,481	3,720,647	824,928	1,660,361
Other borrowings	1,235,551	1,781,962	697,217	860,838
Total interest expense	4,367,771	6,807,736	2,201,218	3,154,742
Net interest income	7,616,114	9,883,292	3,625,033	4,689,744
Provision for loan losses	9,750,117	9,750,000	5,548,117	6,150,000
Net interest income (loss) after provision for loan losses	(2,134,003)	133,292	(1,923,084)	(1,460,256)

Noninterest income (loss):
Service charges on deposit accounts	25,662	22,809	12,827	11,555
Residential mortgage origination income	81,576	124,091	32,090	58,125
Gain on sale of securities available for sale	—	1,347,131	—	1,208,289
Other service fees and commissions	294,723	261,046	138,604	130,367
Increase in cash surrender value of BOLI	271,775	273,452	136,838	140,067
Loss on extinguishment of debt	—	(1,619,771)	—	(2,019,771)
Other	22,506	34,380	16,302	21,470
Total noninterest income (loss)	696,242	443,138	336,661	(449,898)
Noninterest expense:
Salaries and employee benefits	3,197,144	3,959,284	1,504,930	1,919,625
Net occupancy	802,213	820,713	409,918	414,003
Furniture and equipment	415,965	446,144	212,632	235,109
Other real estate owned expense	1,782,133	1,590,816	928,856	1,390,655
Other operating	2,790,626	3,419,717	1,552,595	2,035,644
Total noninterest expense	8,988,081	10,236,674	4,608,931	5,995,036
Loss before income taxes	(10,425,842)	(9,660,244)	(6,195,354)	(7,905,190)
Income tax benefit	(48,692)	—	(48,692)	—
Net loss	(10,377,150)	(9,660,244)	(6,146,662)	(7,905,190)
Accretion of preferred stock to redemption value	110,736	103,616	55,368	51,808
Preferred dividends accrued	361,200	363,207	180,600	182,607
Net loss available to common shareholders	$(10,849,086)	$(10,127,067)	$(6,382,630)	$(8,139,605)
Loss per common share
Basic loss per share	$(2.65)	$(2.48)	$(1.58)	$(1.99)
Diluted loss per share	$(2.65)	$(2.48)	$(1.58)	$(1.99)
Weighted average common shares outstanding
Basic	4,086,502	4,087,917	4,041,341	4,085,622
Diluted	4,086,502	4,087,917	4,041,341	4,085,622

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

For the six months ended June 30, 2011(Restated) and 2010

(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained Earnings	Accumulated other Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income (loss)	Total
Balance, December 31, 2009	14,448	$13,529,660	$1,112,248	4,277,176	$42,772	$(2,204,073)	$43,584,958	$(16,010,476)	$(1,130,345)	$38,924,744
Allocation of unearned ESOP shares							(207,044)			(207,044)
Stock based compensation expense							63,067			63,067
Preferred stock, dividend paid								(361,200)		(361,200)
Accretion of discount on preferred stock		103,616						(103,616)		—
Repayment of Guarantee of ESOP borrowings						284,379				284,379
Net loss								(9,660,244)		(9,660,244)
Other comprehensive income, net of taxes of $894,465									1,460,208	1,460,208
Comprehensive loss										(8,200,036)
Balance, June 30, 2010	14,448	$13,633,276	$1,112,248	4,277,176	$42,772	$(1,919,694)	$43,440,981	$(26,135,536)	$329,863	$30,503,910

Balance, December 31, 2010	14,448	$13,736,892	$1,112,248	4,277,176	$42,772	$(1,907,361)	$43,404,879	$(32,504,156)	$(242,615)	$23,642,659
Allocation of unearned ESOP shares							(106,110)			(106,110)
Preferred stock, dividend declared								(361,200)		(361,200)
Accretion of discount on preferred stock		110,736						(110,736)		—
Repayment of Guarantee of ESOP borrowings						113,129				113,129
Net loss								(10,377,150)		(10,377,150)
Other comprehensive income, net of taxes of $312,604									510,037	510,037
Comprehensive loss										(9,867,113)
Balance, June 30, 2011	14,448	$13,847,628	$1,112,248	4,277,176	$42,772	$(1,794,232)	$43,298,769	$(43,353,242)	$267,422	$13,421,365

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six months ended June 30, 2011 and 2010

(Unaudited)

	(Restated)
	2011	2010
Cash flows from operating activities:
Net loss	$(10,377,150)	$(9,660,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	9,750,117	9,750,000
Depreciation and amortization expense	475,630	495,687
Discount accretion and premium amortization	128,856	762,501
Stock based compensation expense	—	63,067
Increase in deferred income tax benefit, valuation	45,269	—
Proceeds from sale of residential mortgages	4,487,950	5,727,995
Disbursements for residential mortgages held-for-sale	(4,487,950)	(6,151,085)
Increase in accrued interest receivable	95,329	1,408,207
Increase (decrease) in accrued interest payable	166,389	(204,521)
Increase in cash surrender value of life insurance	(271,775)	(273,452)
Loss from sale of real estate	104,428	112,314
Gain from sale of securities available-for-sale	—	(1,347,131)
Gain from extinguishment of debt	—	(400,000)
Decrease in prepaid FDIC assessment	729,246	775,633
Decrease in carrying value of other real estate	1,123,647	1,119,080
Decrease in other assets	42,646	366,927
Increase (decrease) in other liabilities	176,885	(24,532)
Net cash provided by operating activities	2,189,517	2,520,446
Cash flows from investing activities:
Purchases of securities available-for-sale	(146,931)	(16,168,845)
Proceeds from sales of securities available-for-sale	977,000	181,442,131
Proceeds from calls and maturities of securities available-for-sale	3,182,370	29,477,711
Net decrease in loans receivable	14,974,767	6,610,484
Purchase of premises, furniture and equipment, net	(414,603)	(2,427,489)
Proceeds from sale of other real estate owned	2,926,413	2,246,380
Net cash provided by investing activities	21,499,016	201,180,372
Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(32,890,706)	(73,106,420)
Net decrease in certificates of deposit and other time deposits	(2,146,350)	(13,277,529)
Repayments of securities sold under agreements to repurchase	—	(40,000,000)
Repayments of FHLB advances	7,000,000	(56,000,000)
Repayment of ESOP borrowings	(100,000)	(150,000)
Decrease in unearned ESOP shares	7,018	77,336
Preferred stock - dividends paid	—	(361,200)
Net cash used by financing activities	(28,130,038)	(182,817,813)
Net increase (decrease) in cash and cash equivalents	(4,441,505)	20,883,005
Cash and cash equivalents, beginning of period	27,726,977	14,993,227
Cash and cash equivalents, end of period	$23,285,472	$35,876,232

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$4,201,382	$7,012,258
Transfer of loans to foreclosed assets	$10,390,764	$8,910,782

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION - (Restated)

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

As a result of a recently completed joint examination of Tidelands Bank, the wholly-owned subsidiary of the Company, by the Federal Deposit Insurance Corporation and the South Carolina Board of Financial Institutions, the Company determined that the Company’s previously issued unaudited consolidated financial statements for the period ended June 30, 2011, contained in its Quarterly Report on Form 10-Q for the period ended June 30, 2011 should be restated to reflect an increase in its provision for losses on loans.

In preparing these restated financial statements, subsequent events were evaluated through the time the financial statements were issued.  Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission.  In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the restated financial statements or disclosed in the notes to the financial statements.

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

NOTE 4 - FAIR VALUE MEASUREMENTS - (Restated)

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

Assets measured at fair value on a recurring basis are as follows as of June 30, 2011 and December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2011
Government sponsored enterprises	$—	$2,032,300	$—
Mortgage-backed securities	—	53,581,745	—
Available-for-sale investment securities	—	55,614,045	—
Total	$—	$55,614,045	$—

December 31, 2010
Government sponsored enterprises	$—	$2,052,726	$—
Mortgage-backed securities	—	55,902,972	—
Available-for-sale investment securities	—	57,955,698	—
Total	$—	$57,955,698	$—

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2011 and December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2011
Impaired loans	$—	$29,526,158	$—
Other real estate owned	—	18,108,543	—
Total	$—	$47,634,701	$—
December 31, 2010
Impaired loans	$—	$33,494,811	$—
Other real estate owned	—	11,905,865	—
Total	$—	$45,400,676	$—

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

NOTE 7 - LOANS RECEIVABLE - (Restated)

Major classifications of loans receivable are summarized as follows for the periods ended June 30, 2011 and December 31, 2010:

	2011	2010
Real estate - construction	$84,748,451	$96,000,731
Real estate - mortgage	296,942,383	315,181,037
Commercial and industrial	20,235,697	23,254,691
Consumer and other	3,128,638	3,775,226
Total loans receivable, gross	405,055,169	438,211,685
Deferred origination fees, net	(510,487)	(523,670)
Total loans receivable, net of deferred origination fees	404,544,682	437,688,015
Less allowance for loan losses	13,431,362	11,459,047
Total loans receivable, net of allowance for loan losses	$391,113,320	$426,228,968

The composition of gross loans by rate type is as follows for the periods ended June 30, 2011 and December 31, 2010:

	2011	2010
Variable rate loans	$196,933,008	$234,664,835
Fixed rate loans	207,611,674	203,023,180
Total gross loans	$404,544,682	$437,688,015

The following is an analysis of our loan portfolio by credit quality indicators at June 30, 2011 and December 31, 2010:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2011	2010	2011	2010	2011	2010
Grade:
Pass	$17,736,691	$21,639,164	$132,046,565	$132,661,084	$24,804,450	$24,571,638
Special Mention	1,334,843	857,928	7,245,096	8,911,465	1,601,949	1,609,322
Substandard	1,164,163	757,599	22,422,063	25,046,004	6,686,024	6,648,612
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$20,235,697	$23,254,691	$161,713,724	$166,618,553	$33,092,423	$32,829,572

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2011	2010	2011	2010	2011	2010
Grade:
Pass	$102,134,686	$118,213,574	$38,651,263	$43,456,079	$2,698,432	$3,470,084
Special Mention	8,879,152	11,590,966	7,320,546	4,436,972	259,730	177,537
Substandard	24,214,821	18,757,944	5,684,219	15,278,108	170,476	127,605
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$135,228,659	$148,562,484	$51,656,028	$63,171,159	$3,128,638	$3,775,226

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at June 30, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
June 30, 2011
Accruing Loans Paid Current	$19,468,250	$153,308,476	$28,406,189	$118,057,271	$44,631,540	$2,987,585	$366,859,311
Accruing Loans Past Due:
30-59 Days	178,500	669,677	328,999	748,203	1,013,515	—	2,938,894
60-89 Days	—	1,194,971	—	3,131,905	1,175,100	21,471	5,523,447
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	178,500	1,864,648	328,999	3,880,108	2,188,615	21,471	8,462,340
Loans Receivable on Nonaccrual Status	$588,947	$6,540,600	$4,357,236	$13,291,280	$4,835,872	$119,582	$29,733,517
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$20,235,697	$161,713,724	$33,092,424	$135,228,659	$51,656,027	$3,128,638	$405,055,168

December 31, 2010
Accruing Loans Paid Current	$22,717,016	$154,616,125	$26,629,782	$137,402,328	$49,918,038	$3,695,622	$394,978,911
Accruing Loans Past Due:
30-59 Days	147,363	1,340,381	—	2,380,945	3,316,760	7,104	7,192,553
60-89 Days	—	—	—	483,410	—	—	483,410
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	147,363	1,340,381	—	2,864,355	3,316,760	7,104	7,675,963
Loans Receivable on Nonaccrual Status	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226	$438,211,685

The following is a summary of information pertaining to impaired and nonaccrual loans at June 30, 2011 and December 31, 2010:

	2011	2010
Impaired loans without a valuation allowance	$23,782,044	$28,709,423
Impaired loans with a valuation allowance	8,287,190	6,847,388
Total impaired loans	$32,069,234	$35,556,811

Valuation allowance related to impaired loans	$2,543,076	$2,062,000
Average of impaired loans during the period	$40,668,440	$42,433,130
Total nonaccrual loans	$29,733,517	$35,556,811
Total loans past due 90 days and still accruing interest	$—	$—

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at June 30, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
June 30, 2011
With no related allowance recorded:
Recorded Investment	$574,198	$6,044,360	$3,805,237	$8,793,102	$4,491,872	$73,275	$23,782,044
Unpaid Principal Balance	940,063	6,264,105	3,864,424	11,381,298	7,413,415	73,275	29,936,580
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	949,843	6,160,498	3,864,424	11,384,324	9,943,478	73,510	32,376,077
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$14,749	$2,496,215	$551,998	$4,833,920	$344,000	$46,308	$8,287,190
Unpaid Principal Balance	14,749	2,496,215	551,998	4,833,920	344,000	46,308	8,287,190
Related Allowance	3,478	767,495	530,000	1,104,830	123,500	13,773	2,543,076
Average Recorded Investment	15,834	2,498,011	551,998	4,835,132	344,000	47,388	8,292,363
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$588,947	$8,540,575	$4,357,235	$13,627,022	$4,835,872	$119,583	$32,069,234
Unpaid Principal Balance	954,812	8,760,320	4,416,422	16,215,218	7,757,415	119,583	38,223,770
Related Allowance	3,478	767,495	530,000	1,104,830	123,500	13,773	2,543,076
Average Recorded Investment	965,677	8,658,509	4,416,422	16,219,456	10,287,478	120,898	40,668,440
Interest Income Recognized	—	—	—	—	—	—	—

December 31, 2010
With no related allowance recorded:
Recorded Investment	$146,596	$8,686,796	$4,691,306	$6,773,924	$8,338,301	$72,500	$28,709,423
Unpaid Principal Balance	583,700	9,100,786	6,202,434	9,760,176	9,767,450	82,588	35,497,134
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	224,686	9,698,268	4,961,909	8,692,352	11,532,629	72,500	35,182,344
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$243,716	$1,975,251	$1,508,484	$1,521,877	$1,598,060	$—	$6,847,388
Unpaid Principal Balance	268,577	2,358,754	1,524,312	1,571,772	1,598,060	—	7,321,475
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	243,716	1,976,494	1,508,484	1,905,456	1,616,636	—	7,250,786
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811
Unpaid Principal Balance	852,277	11,459,540	7,726,746	11,331,948	11,365,510	82,588	42,818,609
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	468,402	11,674,762	6,470,393	10,597,808	13,149,265	72,500	42,433,130
Interest Income Recognized	—	—	—	—	—	—	—

Transactions in the allowance for loan losses are summarized below for the periods ended June 30, 2011 and 2010:

	2011	2010
Balance, beginning of period	$11,459,047	$10,048,015
Provision charged to operations	9,750,117	9,750,000
Gross loan charge offs	(8,088,348)	(5,116,913)
Gross loan recoveries	310,546	99,935
Balance, end of period	$13,431,362	$14,781,037
Gross loans outstanding, end of period	$404,544,682	$465,017,044

The following is a summary of information pertaining to our allowance for loan losses at June 30, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
June 30, 2011
Allowance for loan losses:
Beginning Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Charge-offs	(571,364)	(1,545,418)	(326,695)	(3,436,448)	(2,184,290)	(24,134)	—	(8,088,348)
Recoveries	9,125	—	—	294,576	3,313	3,532	—	310,546
Provision	999,411	2,490,236	613,714	3,368,603	1,281,511	20,552	976,090	9,750,117
Ending Balance	$880,627	$3,623,009	$630,262	$4,599,924	$1,898,577	$63,659	$1,735,304	$13,431,362
Ending Balance:
Individually evaluated	$3,478	$767,495	$530,000	$1,104,830	$123,500	$13,773	$—	$2,543,076
Collectively evaluated	$877,149	$2,855,514	$100,262	$3,495,094	$1,775,077	$49,886	$1,735,304	$10,888,286
Loans Receivable:
Ending Balance	$20,235,697	$161,713,724	$33,092,424	$135,228,659	$51,656,027	$3,128,638		$405,055,168
Individually evaluated	$588,947	$8,540,575	$4,357,235	$13,627,022	$4,835,872	$119,583		$32,069,234
Collectively evaluated	$19,646,750	$153,173,149	$28,735,189	$121,601,637	$46,820,155	$3,009,055		$372,985,934

December 31, 2010
Allowance for loan losses:
Beginning Balance	$380,812	$2,015,077	$641,226	$3,796,115	$3,014,068	$170,576	$30,141	$10,048,015
Charge-offs	(498,225)	(1,125,696)	(468,715)	(7,524,906)	(5,230,153)	(311,353)	—	(15,159,048)
Recoveries	35,547	—	—	184,296	85,837	4,400	—	310,080
Provision	525,320	1,788,810	170,732	7,917,688	4,928,291	200,086	729,073	16,260,000
Ending Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Ending Balance:
Individually evaluated	$154,616	$710,000	$9,084	$483,567	$704,733	$—	$—	$2,062,000
Collectively evaluated	$288,838	$1,968,191	$334,159	$3,889,626	$2,093,310	$63,709	$759,214	$9,397,047
Loans Receivable:
Ending Balance	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226		$438,211,685
Individually evaluated	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500		$35,556,811
Collectively evaluated	$22,864,379	$155,956,506	$26,629,782	$140,266,683	$53,234,798	$3,702,726		$402,654,874

The allowance for loan losses, as a percent of gross loans outstanding, was 3.32% and 3.18% for periods ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the Bank had 73 loans totaling $29,733,517, or 7.34% of gross loans, in nonaccrual status, of which $7,703,250 were deemed to be troubled debt restructurings.  There were five loans totaling $4,529,120 deemed to be troubled debt restructurings not in nonaccrual status at June 30, 2011. At December 31, 2010, the Bank had 76 impaired loans totaling $35,556,811, or 8.12% of loans, net of deferred origination fees, in nonaccrual status, of which $2,968,604 were deemed to be troubled debt restructurings. There was one loan totaling $250,000 deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2010.  There were no loans contractually past due 90 days or more and still accruing interest at June 30, 2011 or December 31, 2010.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We do not recognize interest income on loans that are impaired.  At June 30, 2011 and December 31, 2010, the Bank had $225,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

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

NOTE 16 - LOSS PER SHARE - (Restated)

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

Basic and diluted loss per share are computed below for the six and three months ended June 30, 2011 and 2010:

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic net loss per share computation:

Net loss available to common shareholders	$(10,849,086)	$(10,127,067)	$(6,382,630)	$(8,139,605)
Average common shares outstanding — basic	4,086,502	4,087,917	4,041,341	4,085,622
Basic net loss per share	$(2.65)	$(2.48)	$(1.58)	$(1.99)

Diluted net loss per share computation:

Net loss available to common shareholders	$(10,849,086)	$(10,127,067)	$(6,382,630)	$(8,139,605)
Average common shares outstanding — basic	4,086,502	4,087,917	4,041,341	4,085,622
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	4,086,502	4,087,917	4,041,341	4,085,622
Diluted net loss per share	$(2.65)	$(2.48)	$(1.58)	$(1.99)

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

NOTE 17 - REGULATORY MATTERS - (Restated)

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

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at June 30, 2011 and December 31, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011
Total capital (to risk-weighted assets)	$32,925,000	7.86%	N/A	N/A	N/A	N/A
Tier 1 capital (to risk-weighted assets)	17,539,000	4.19%	N/A	N/A	N/A	N/A
Tier 1 capital (to average assets)	17,539,000	3.23%	N/A	N/A	N/A	N/A
December 31, 2010
Total capital (to risk-weighted assets)	$44,030,000	9.77%	$36,072,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	31,847,000	7.06%	18,036,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	31,847,000	5.47%	23,300,480	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2011 and December 31, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011
Total capital (to risk-weighted assets)	$32,427,000	7.76%	$33,433,740	8.00%	$41,792,180	10.00%
Tier 1 capital (to risk-weighted assets)	27,099,000	6.48%	16,716,870	4.00%	25,075,310	6.00%
Tier 1 capital (to average assets)	27,099,000	5.01%	21,655,440	4.00%	27,069,300	5.00%
December 31, 2010
Total capital (to risk-weighted assets)	$42,703,000	9.49%	$36,009,620	8.00%	$45,012,020	10.00%
Tier 1 capital (to risk-weighted assets)	37,002,000	8.22%	18,004,810	4.00%	27,007,210	6.00%
Tier 1 capital (to average assets)	37,002,000	6.38%	23,215,640	4.00%	29,019,550	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $41,792,180 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $43,310,880 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of June 30, 2011, the Bank was deemed “under capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

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

Results of Operations

Income Statement Review

Summary

Six months ended June 30, 2011 and 2010

Our net loss was approximately $10.4 million for the six months ended June 30, 2011 compared to net loss of approximately $9.7 million for the same period in 2010. Net loss before income tax benefit was $10.4 million for the six months ended June 30, 2011 compared to net loss before income tax benefit of $9.7 million for the six months ended June 30, 2010.  The $766,000 increase in net loss before income tax benefit resulted primarily from a decrease in noninterest expense of $1.2 million and an increase of $253,000 in noninterest income offset by a decrease of $2.3 million in net interest income before provision for loan losses.

Three months ended June 30, 2011 and 2010

Our net loss was approximately $6.1 million and $7.9 million for the three months ended June 30, 2011 and 2010, respectively. Net loss before income tax benefit was $6.2 million and $7.9 million for the three months ended June 30, 2011 and 2010, respectively.  The $1.7 million decrease in net loss before income tax benefit resulted primarily from decreases in our provisions for loan losses of $602,000 and noninterest expense of $1.4 million and a $787,000 increase in noninterest income offset by a decrease of $1.1 million in net interest income before provision for loan losses.

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

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At June 30, 2011, loans represented 75.8% of total assets, while securities and federal funds sold represented 14.5% of total assets.  While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

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

Six Months Ended June 30, 2011 and 2010

Included in the statement of operations for the six months ended June 30, 2011 and 2010 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $9.8 million and $9.8 million, respectively.  The increase in the allowance for the six months ended June 30, 2011 relates to our decision to increase the allowance to accommodate charge offs to certain loans and further increase the total allowance in response to the deteriorating credit environment as evidenced by the increasing level of nonperforming assets.  The allowance for loan losses was approximately $13.4 million and $14.8 million as of June 30, 2011 and 2010, respectively. The allowance for loan losses as a percentage of gross loans was 3.32% at June 30, 2011 and 3.18% at June 30, 2010. At June 30, 2011, we had 73 nonperforming loans totaling approximately $29.7 million. Gross charge offs amounted to approximately $8.1 million and $5.1 million for the six months ended June 30, 2011 and 2010, respectively.

Three Months Ended June 30, 2011 and 2010

Included in the statement of operations for the three months ended June 30, 2011 and 2010 is a noncash expense related to the provision for loan losses of $5.5 million and $6.2 million, respectively. The increase in the allowance for the three months ended June 30, 2011 relates to our decision to increase the allowance to accommodate charge offs to certain loans and to further increase the total allowance in response to the deteriorating credit environment as stated above.

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

Balance Sheet Review

General

At June 30, 2011, we had total assets of $533.6 million, consisting principally of $391.1 million in net loans, $55.6 million in investment securities, $22.4 million in net premises, furniture and equipment, $17.7 million in federal funds sold and $5.6 million in cash and due from banks.  Our liabilities at June 30, 2011 totaled $520.0 million, consisting principally of $445.9 million in deposits, $20.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $34.0 million in FHLB advances and $1.5 million in borrowings related to the ESOP.  At June 30, 2011, our shareholders’ equity was $13.4 million.

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

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	$2,032	4.17%	$—	—%	$2,032	4.17%
Mortgage-backed	4,416	(5.06)%	—	—%	—	—%	49,166	3.51%	53,582	2.79%
Total	$4,416	(5.06)%	$—	—%	$2,032	4.17%	$49,166	3.51%	$55,614	2.84%

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

The following table summarizes the composition of our loan portfolio at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$20,236	5.0%	$23,255	5.3%

Real Estate
Mortgage	296,942	73.3%	315,181	72.0%
Construction	84,748	20.9%	96,001	21.9%
Total real estate	381,690	94.2%	411,182	93.9%
Consumer
Consumer	3,129	0.8%	3,775	0.9%
Total Gross Loans	405,055	100.1%	438,212	100.1%
Deferred origination fees, net	(510)	(0.1)%	(524)	(0.1)%

Total gross loans, net of deferred fees	404,545	100.0%	437,688	100.0%
Less – allowance for loan losses	(13,431)		(11,459)
Total loans, net	$391,114		$426,229

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2011 and 2010.

	2011	2010
	(dollars in thousands)
Balance, beginning of year	$11,459	$10,048
Charge offs, Commercial and Industrial	(571)	(277)
Charge offs, Real Estate Mortgage	(4,982)	(2,360)
Charge offs, Real Estate Construction	(2,511)	(2,174)
Charge offs, Consumer	(24)	(306)
Recoveries, Commercial and Industrial	9	12
Recoveries, Real Estate Mortgage	295	83
Recoveries, Real Estate Construction	3	2
Recoveries, Consumer	3	3
Provision for loan losses	9,750	9,750
Balance, end of period	$13,431	$14,781

Total loans outstanding at end of period	$404,545	$465,017
Allowance for loan losses to gross loans	3.32%	3.18%
Net charge-offs to average loans	1.87%	0.48%

Nonperforming Assets

The following table sets forth our nonperforming assets at June 30, 2011 and December 31, 2010:

	2011	2010
	(dollars in thousands)
Nonaccrual loans	$29,734	$35,556
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	2,335	—
Total impaired loans	32,069	35,556
Other real estate owned	18,109	11,906
Total nonperforming assets	$50,178	$47,462

Nonperforming assets to total assets	9.40%	8.31%

The Bank had 73 nonperforming loans at June 30, 2011, totaling $32.1 million and 76 nonperforming loans totaling $35.6 million at December 31, 2010, all of which were considered impaired.  Of the 73 nonperforming loans at June 30, 2011, it is anticipated that 55 loans totaling approximately $19.2 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional six loans totaling $1.2 million are expected to incur an additional provision expense and ten loans totaling approximately $9.3 million are expected to move back into an accruing status. At June 30, 2011 and December 31, 2010, the allowance for loan losses was $13.4 million and $11.5 million, respectively, or 3.32% and 2.62%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at June 30, 2011 are $19.8 million in residential properties, representing approximately 66.7% of the Bank’s nonperforming loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of June 30, 2011, we had 64 loans with a current principal balance of $26.6 million on the watch list compared to 76 loans with a current principal balance of $27.6 million at December 31, 2010.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as “substandard”

or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

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

Capital Resources

Total shareholders’ equity was $13.4 million at June 30, 2011 and $23.6 million at December 31, 2010.  The difference is attributable to the amount of preferred stock dividend accrued of $361,000, additional paid in capital related to the ESOP of $106,000, an increase in the guarantee of ESOP borrowings of $113,000, net of current year reductions, and an increase of $510,000 in the fair value of available-for-sale securities, net of the loss of $10.4 million for the six month period ended June 30, 2011.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six months ended June 30, 2011 and the year ended December 31, 2010.

	June 30, 2011	December 31, 2010
Return on average assets	(3.78)%	(2.33)%
Return on average equity	(99.38)%	(45.63)%
Equity to assets ratio	3.80%	5.10%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of June 30, 2011, the Bank was deemed “under capitalized.”  As, such the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at June 30, 2011 and December 31, 2010.  For June 30, 2011, the Company was not in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

	June 30,	December 31,
Tidelands Bancshares, Inc.	2011	2010
Leverage ratio	3.23%	5.47%
Tier 1 risk-based capital ratio	4.19%	7.06%
Total risk-based capital ratio	7.86%	9.77%

The following table sets forth the Bank’s various capital ratios at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
Tidelands Bank	2011	2010
Leverage ratio	5.01%	6.38%
Tier 1 risk-based capital ratio	6.48%	8.22%
Total risk-based capital ratio	7.76%	9.49%

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

At June 30, 2011 and December 31, 2010, our liquid assets, which consist of cash and due from banks, amounted to $23.3 million and $27.7 million, or 4.4% and 5.2% of total assets, respectively.  Our available-for-sale securities at June 30, 2011 and December 31, 2010 amounted to $55.6 million and $58.0 million, or 10.4% and 10.1% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $28.4 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

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

Reevaluation

In connection with the revision to the financial statements as described in this Amended Report, management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, the management of the Company has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

The changes to the Bank’s call report and the Company’s Form 10-Q for the period ended June 30, 2011 were related to the Federal Deposit Insurance Corporation’s view on determining when losses were probable related to specific credits in our loan portfolio.  Their determination of probable loss differed from the Bank’s interpretation for selected specific loans.  Although these loans were previously classified by the Bank as substandard credits, management had concluded that losses on these credits were not probable as of June 30, 2011.   In making the determination that the Company’s disclosure controls and procedures were effective as of June 30, 2011, management concluded that the adjustments to the call report and the Form 10-Q were based upon interpretation of subjective factors and were not the result of ineffective disclosure controls.

PART II — OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

As previously disclosed in the Current Report on Form 8-K filed on March 22, 2011, the Written Agreement between the Company and the Federal Reserve Bank of Richmond requires that we obtain the written approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming our capital stock, or declaring or paying cash dividends on our securities, including dividends on our TARP preferred stock and interest on our trust preferred securities.  Furthermore, pursuant to the terms of our trust preferred securities, absent authorization from a majority of its holders, we are prohibited from paying dividends on our TARP preferred stock until we pay all interest payments due and payable on our trust preferred securities.

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

Item 5. Other Information

As previously disclosed in our report on Form 8-K filed on June 10, 2011, Alan W. Jackson resigned as Executive Vice President, Chief Financial Officer and acting President of the Company and the Bank effective as of June 30, 2011.  Thomas H. Lyles, the Chief Executive Officer of the Company and the Bank, is serving as the acting Principal Financial Officer as of July 1, 2011.

Item 6. Exhibits

31	Rule 13a-14(a) Certification of the Principal Executive Officer and acting Principal Financial Officer

32	Section 1350 Certifications.

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on October 21, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the three and six-month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss for the six-month period ended June 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2011	By:	/s/ Thomas H. Lyles
Thomas H. Lyles
Chief Executive Officer and acting
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31	Rule 13a-14(a) Certification of the Principal Executive Officer and acting Principal Financial Officer

32	Section 1350 Certifications.

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on October 21, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the three and six-month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss for the six-month period ended June 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.