Form 10-Q
period 2011-09-30
TIDELANDS BANCSHARES INC
filed 2011-11-02
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of November 2, 2011.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(From Audited F/S’s)
Assets:
Cash and cash equivalents:
Cash and due from banks	$7,875,794	$3,657,977
Federal funds sold	14,220,000	24,069,000
Total cash and cash equivalents	22,095,794	27,726,977
Securities available-for-sale	62,640,092	57,955,698
Nonmarketable equity securities	3,836,950	5,267,750
Total securities	66,477,042	63,223,448
Mortgage loans held for sale	391,000	—
Loans receivable	396,028,966	437,688,015
Less allowance for loan losses	11,249,088	11,459,047
Loans, net	384,779,878	426,228,968
Premises, furniture and equipment, net	22,555,193	22,422,388
Accrued interest receivable	1,906,797	1,928,992
Bank owned life insurance	14,819,363	14,414,626
Other real estate owned	18,533,963	11,905,865
Other assets	2,229,272	3,439,207
Total assets	$533,788,302	$571,290,471

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$13,082,191	$14,573,484
Interest-bearing transaction accounts	23,194,426	26,474,037
Savings and money market accounts	111,740,850	142,644,095
Time deposits $100,000 and over	184,217,232	176,293,300
Other time deposits	111,219,843	121,008,483
Total deposits	443,454,542	480,993,399

Securities sold under agreements to repurchase	20,000,000	20,000,000
Advances from Federal Home Loan Bank	34,000,000	27,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,475,000	1,625,000
Accrued interest payable	2,104,924	1,510,282
Other liabilities	3,108,151	2,085,131
Total liabilities	518,576,617	547,647,812

Commitments and contingencies—See Note 15

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at September 30, 2011 and December 31, 2010	13,902,996	13,736,892
Common stock, $.01 par value, 10,000,000 shares authorized; 4,277,176 shares issued and outstanding at September 30, 2011 and December 31, 2010	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at September 30, 2011 and December 31, 2010	1,112,248	1,112,248
Unearned ESOP shares	(1,737,668)	(1,907,361)
Capital surplus	43,243,238	43,404,879
Retained deficit	(41,938,533)	(32,504,156)
Accumulated other comprehensive income (loss)	586,632	(242,615)
Total shareholders’ equity	15,211,685	23,642,659
Total liabilities and shareholders’ equity	$533,788,302	$571,290,471

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the nine and three months ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$16,080,236	$18,413,874	$5,161,786	$5,988,637
Securities available for sale, taxable	1,511,584	4,542,503	474,985	352,740
Securities available for sale, non-taxable	—	37,723	—	—
Federal funds sold	41,527	59,612	12,819	22,186
Other interest income	366	980	239	101
Total interest income	17,633,713	23,054,692	5,649,829	6,363,664
Interest expense:
Time deposits $100,000 and over	2,057,134	2,028,284	672,395	723,157
Other deposits	2,500,668	4,998,246	753,187	1,277,599
Other borrowings	1,806,880	2,278,295	571,329	496,333
Total interest expense	6,364,682	9,304,825	1,996,911	2,497,089
Net interest income	11,269,031	13,749,867	3,652,918	3,866,575
Provision for loan losses	10,050,117	10,670,000	300,000	920,000
Net interest income after provision for loan losses	1,218,914	3,079,867	3,352,918	2,946,575

Noninterest income (loss):
Service charges on deposit accounts	38,988	34,255	13,326	11,446
Residential mortgage origination income	113,395	172,622	31,819	48,531
Gain on sale of securities available for sale	1,209,050	1,741,539	1,209,050	394,408
Other service fees and commissions	414,941	411,253	120,218	150,207
Increase in cash surrender value of BOLI	404,736	417,382	132,961	143,930
Loss on extinguishment of debt	—	(1,619,771)	—	—
Other	54,653	44,248	32,148	(99,838)
Total noninterest income	2,235,763	1,201,528	1,539,522	648,684
Noninterest expense:
Salaries and employee benefits	4,521,539	5,695,655	1,324,396	1,736,371
Net occupancy	1,207,343	1,237,750	405,129	417,037
Furniture and equipment	635,152	664,221	219,188	218,077
Other real estate owned expense	1,932,861	2,059,765	150,728	359,243
Other operating	3,932,947	4,454,547	1,142,321	1,034,830
Total noninterest expense	12,229,842	14,111,938	3,241,762	3,765,558
Income (Loss) before income taxes	(8,775,165)	(9,830,543)	1,650,678	(170,299)
Income tax benefit	(48,692)	—	—	—
Net income (loss)	(8,726,473)	(9,830,543)	1,650,678	(170,299)
Accretion of preferred stock to redemption value	166,104	155,424	55,368	51,808
Preferred dividends accrued	541,800	547,820	180,600	184,613
Net income (loss) available to common shareholders	$(9,434,377)	$(10,533,787)	$1,414,710	$(406,720)
Income (Loss) per common share
Basic income (loss) per share	$(2.31)	$(2.58)	$0.35	$(0.10)
Diluted income (loss) per share	$(2.31)	$(2.58)	$0.35	$(0.10)
Weighted average common shares outstanding
Basic	4,088,372	4,087,399	4,092,053	4,086,245
Diluted	4,088,372	4,087,399	4,092,053	4,086,245

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

For the nine months ended September 30, 2011 and 2010

(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained Earnings	Accumulated other Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income (loss)	Total
Balance, December 31, 2009	14,448	$13,529,660	$1,112,248	4,277,176	$42,772	$(2,204,073)	$43,584,958	$(16,010,476)	$(1,130,345)	$38,924,744
Allocation of unearned ESOP shares							(319,316)			(319,316)
Stock based compensation expense							63,067			63,067
Preferred stock, dividend paid								(541,800)		(541,800)
Accretion of discount on preferred stock		155,424						(155,424)		—
Repayment of Guarantee of ESOP borrowings						425,131				425,131
Net loss								(9,830,543)		(9,830,543)
Other comprehensive income, net of taxes of $858,912									1,401,384	1,401,384
Comprehensive loss										(8,429,159)
Balance, September 30, 2010	14,448	$13,685,084	$1,112,248	4,277,176	$42,772	$(1,778,942)	$43,328,709	$(26,538,243)	$271,039	$30,122,667

Balance, December 31, 2010	14,448	$13,736,892	$1,112,248	4,277,176	$42,772	$(1,907,361)	$43,404,879	$(32,504,156)	$(242,615)	$23,642,659
Allocation of unearned ESOP shares							(161,641)			(161,641)
Preferred stock, dividend declared								(541,800)		(541,800)
Accretion of discount on preferred stock		166,104						(166,104)		—
Repayment of Guarantee of ESOP borrowings						169,693				169,693
Net loss								(8,726,473)		(8,726,473)
Other comprehensive income, net of taxes of $508,248									829,247	829,247
Comprehensive loss										(7,897,226)
Balance, September 30, 2011	14,448	$13,902,996	$1,112,248	4,277,176	$42,772	$(1,737,668)	$43,243,238	$(41,938,533)	$586,632	$15,211,685

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(8,726,473)	$(9,830,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	10,050,117	10,670,000
Depreciation and amortization expense	743,351	740,670
Discount accretion and premium amortization	210,271	808,685
Stock based compensation expense	—	63,067
Increase in deferred income tax benefit, valuation	45,269	—
Proceeds from sale of residential mortgages	6,722,825	9,388,943
Disbursements for residential mortgages held-for-sale	(7,113,825)	(10,742,090)
Increase in accrued interest receivable	22,196	1,477,929
Increase in accrued interest payable	594,641	126,755
Increase in cash surrender value of life insurance	(404,736)	(417,382)
(Gain) Loss from sale of real estate	(113,012)	222,020
Gain from sale of securities available-for-sale	(1,209,050)	(1,741,539)
Gain from extinguishment of debt	—	(400,000)
Decrease in prepaid FDIC assessment	1,023,670	1,082,598
Decrease in carrying value of other real estate	1,277,045	1,119,080
(Increase) Decrease in other assets	(25,667)	521,653
Increase (decrease) in other liabilities	681,436	(309,309)
Net cash provided by operating activities	3,778,058	2,780,537
Cash flows from investing activities:
Purchases of nonmarketable equity securities	—	420,200
Purchases of securities available-for-sale	(48,656,999)	(48,741,021)
Proceeds from sales of securities available-for-sale	43,082,976	206,508,871
Proceeds from calls and maturities of securities available-for-sale	4,656,704	35,477,593
Net decrease in loans receivable	19,382,427	9,530,314
Purchase of premises, furniture and equipment, net	(842,357)	(3,684,597)
Proceeds from sale of other real estate owned	4,190,616	6,605,543
Net cash provided by investing activities	21,813,367	206,116,903
Cash flows from financing activities:
Net decrease in demand deposits, interest-bearing transaction accounts and savings accounts	(35,674,149)	(101,060,791)
Net decrease in certificates of deposit and other time deposits	(1,864,710)	(19,079,752)
Repayments of securities sold under agreements to repurchase	—	(40,000,000)
Proceeds from FHLB advances	7,000,000	18,000,000
Repayments of FHLB advances	—	(56,000,000)
Repayment of ESOP borrowings	(150,000)	(225,000)
Decrease in unearned ESOP shares	8,052	105,816
Preferred stock - dividends paid	(541,800)	(541,800)
Net cash used by financing activities	(31,222,607)	(198,801,527)
Net increase (decrease) in cash and cash equivalents	(5,631,182)	10,095,913
Cash and cash equivalents, beginning of period	27,726,977	14,993,227
Cash and cash equivalents, end of period	$22,095,795	$25,089,140

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$5,770,042	$9,178,070
Transfer of loans to foreclosed assets	$12,016,545	$10,905,791

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of September 30, 2011 and for the interim periods ended September 30, 2011 and 2010, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the nine and three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2010 Annual Report on Form 10-K.

As a result of a recently completed joint examination of Tidelands Bank, the wholly-owned subsidiary of the Company, by the Federal Deposit Insurance Corporation and the South Carolina Board of Financial Institutions, the Company restated the Company’s previously issued unaudited consolidated financial statements for the period ended June 30, 2011 contained in its Quarterly Report on Form 10-Q/A for the period ended June 30, 2011, filed with the Securities and  Exchange Commission on October 21, 2011.

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

Bank Owned Life Insurance - Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies.  The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank’s benefit expenses including pre- and post-retirement employee benefits.  Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes.  The CSV of the policies are recorded as assets of the Bank.  Any amounts owed to employees from policy benefits are recorded as liabilities of the Bank.  The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter.  BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital based on Company policy.  The Bank is not in compliance with three of the four carriers’ it uses and is not in compliance with total BOLI.

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

Income (loss) per common share - Basic income (loss) per common share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive income (loss) per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method.  Weighted average shares outstanding are reduced for shares encumbered by the ESOP borrowings.

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

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 have been presented in Note 23.

In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments will be effective for the Company on January 1, 2012.  We do not anticipate there to be a material impact on the financial statements.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

NOTE 3 — COMPREHENSIVE INCOME

The change in the components of other comprehensive income (loss) and related tax effects are as follows for the nine and three months ended September 30, 2011 and 2010:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Change in unrealized gains (losses) on securities available for sale	$2,546,545	$4,001,835	$1,723,904	$299,531
Reclassification adjustment for gains realized in net income	(1,209,050)	(1,741,539)	(1,209,050)	(394,408)
Net change in unrealized gains (losses) on securities	1,337,495	2,260,296	514,854	(94,877)
Tax effect	(508,248)	(858,912)	(195,644)	36,053
Net-of-tax amount	$829,247	$1,401,384	$319,210	$(58,824)

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$7,875,794	$7,875,794	$3,657,977	$3,657,977
Federal funds sold	14,220,000	14,220,000	24,069,000	24,069,000
Securities available-for-sale	62,640,092	62,640,092	57,955,698	57,955,698
Nonmarketable equity securities	3,836,950	3,836,950	5,267,750	5,267,750
Mortgage loans held for sale	391,000	391,000	—	—
Loans receivable	396,028,966	397,582,966	437,688,015	439,742,015

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$148,017,467	$148,017,467	$183,691,616	$183,691,616
Certificates of deposit and other time deposits	295,437,075	296,006,075	297,301,783	298,565,783
Securities sold under agreements to repurchase	20,000,000	22,139,000	20,000,000	21,343,000
Advances from Federal Home Loan Bank	34,000,000	34,374,000	27,000,000	26,700,000
Junior subordinated debentures	14,434,000	15,028,802	14,434,000	15,291,018
ESOP borrowings	1,475,000	1,475,000	1,625,000	1,625,000

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$11,370,603	$—	$18,564,489	$—
Letters of credit	153,410	—	608,604	—

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

Assets measured at fair value on a recurring basis are as follows as of September 30, 2011 and December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2011
Government sponsored enterprises	$—	$2,018,158	$—
Mortgage-backed securities	—	60,621,934	—
Available-for-sale investment securities	—	62,640,092	—
Total	$—	$62,640,092	$—

December 31, 2010
Government sponsored enterprises	$—	$2,052,726	$—
Mortgage-backed securities	—	55,902,972	—
Available-for-sale investment securities	—	57,955,698	—
Total	$—	$57,955,698	$—

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2011 and December 31, 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2011
Impaired loans	$—	$50,872,820	$—
Other real estate owned	—	18,533,963	—
Total	$—	$69,406,783	$—

December 31, 2010
Impaired loans	$—	$33,494,811	$—
Other real estate owned	—	11,905,865	—
Total	$—	$45,400,676	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At September 30, 2011, the Bank did not need a deposit on hand with the Federal Reserve Bank to meet this requirement. At December 31, 2010, the reserve requirement was met by the cash balance in the vault.  At September 30, 2011, the Bank had $1.1 million in actual currency and cash on hand, $2.0 million in due from non-interest bearing balances and $3.5 million in due from interest bearing balances. At September 30, 2011, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2011
Government-sponsored enterprises	$2,000,298	$17,860	$—	$2,018,158
Mortgage-backed securities	59,711,577	1,132,993	222,636	60,621,934
Total	$61,711,875	$1,150,853	$222,636	$62,640,092

December 31, 2010
Government-sponsored enterprises	$2,001,429	$51,297	$—	$2,052,726
Mortgage-backed securities	56,363,546	36,494	497,068	55,902,972
Total	$58,364,975	$87,791	$497,068	$57,955,698

The amortized cost and estimated fair values of investment securities at September 30, 2011, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,000,298	2,018,158
Due after ten years	—	—
Subtotal	2,000,298	2,018,158
Mortgage-backed securities	59,711,577	60,621,934
Total Securities	$61,711,875	$62,640,092

At September 30, 2011 and December 31, 2010, investment securities with book values of $27,316,567 and $28,595,999 and market values of $27,686,498 and $28,365,631, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $43,082,976 for the period ended September 30, 2011.  The gross realized gain on the sale of investment securities totaled $1,209,050 with no realized losses resulting in a net realized gain of $1,209,050 for the period ending September 30, 2011.  Gross proceeds from the sale of investment securities totaled $181,442,131 for the period ended September 30, 2010. The gross realized gain on the sale of investment securities totaled $1,811,426 with gross realized losses of $69,887 resulting in a net realized gain of $1,741,539 for the period ending September 30, 2010.  The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2011
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	23,678,642	222,636	—	—	23,678,642	222,636
	$23,678,642	$222,636	$—	$—	$23,678,642	$222,636

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2010
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	30,982,279	497,068	—	—	30,982,279	497,068
	$30,982,279	$497,068	$—	$—	$30,982,279	$497,068

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at September 30, 2011 and December 31, 2010. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $55,250 of stock in community bank holding companies as of September 30, 2011 and December 31, 2010. The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At September 30, 2011 and December 31, 2010, the Company’s investment in Federal Home Loan Bank stock was $3,781,700.

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

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended September 30, 2011 and December 31, 2010:

	2011	2010
Real estate - construction	$80,822,720	$96,000,731
Real estate - mortgage	293,040,836	315,181,037
Commercial and industrial	19,536,426	23,254,691
Consumer and other	3,156,084	3,775,226
Total loans receivable, gross	396,556,066	438,211,685
Deferred origination fees, net	(527,100)	(523,670)
Total loans receivable, net of deferred origination fees	396,028,966	437,688,015
Less allowance for loan losses	11,249,088	11,459,047
Total loans receivable, net of allowance for loan losses	$384,779,878	$426,228,968

The composition of gross loans by rate type is as follows for the periods ended September 30, 2011 and December 31, 2010:

	2011	2010
Variable rate loans	$209,374,707	$234,664,835
Fixed rate loans	186,654,259	203,023,180
Total gross loans	$396,028,966	$437,688,015

The following is an analysis of our loan portfolio by credit quality indicators at September 30, 2011 and December 31, 2010:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2011	2010	2011	2010	2011	2010
Grade:
Pass	$16,852,326	$21,639,164	$128,547,951	$132,661,084	$22,242,805	$24,571,638
Special Mention	457,129	857,928	9,669,607	8,911,465	1,044,042	1,609,322
Substandard	2,226,971	757,599	25,557,918	25,046,004	8,460,157	6,648,612
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$19,536,426	$23,254,691	$163,775,476	$166,618,553	$31,747,004	$32,829,572

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2011	2010	2011	2010	2011	2010
Grade:
Pass	$97,380,270	$118,213,574	$35,595,996	$43,456,079	$2,745,895	$3,470,084
Special Mention	8,414,053	11,590,966	4,306,367	4,436,972	184,662	177,537
Substandard	23,471,038	18,757,944	9,173,352	15,278,108	225,527	127,605
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$129,265,361	$148,562,484	$49,075,715	$63,171,159	$3,156,084	$3,775,226

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at September 30, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
September 30, 2011
Accruing Loans Paid Current	$17,582,243	$151,555,391	$26,164,087	$107,510,376	$43,494,914	$3,030,536	$349,337,547
Accruing Loans Past Due:
30-59 Days	1,151,698	3,314,197	—	2,158,631	—	1,042	6,625,568
60-89 Days	129,237	2,607,032	681,132	5,859,668	—	9,403	9,286,472
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	1,280,935	5,921,229	681,132	8,018,299	—	10,445	15,912,040
Loans Receivable on Nonaccrual Status	$673,248	$6,298,856	$4,901,785	$13,736,686	$5,580,801	$115,103	$31,306,479
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$19,536,426	$163,775,476	$31,747,004	$129,265,361	$49,075,715	$3,156,084	$396,556,066

December 31, 2010
Accruing Loans Paid Current	$22,717,016	$154,616,125	$26,629,782	$137,402,328	$49,918,038	$3,695,622	$394,978,911
Accruing Loans Past Due:
30-59 Days	147,363	1,340,381	—	2,380,945	3,316,760	7,104	7,192,553
60-89 Days	—	—	—	483,410	—	—	483,410
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	147,363	1,340,381	—	2,864,355	3,316,760	7,104	7,675,963
Loans Receivable on Nonaccrual Status	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226	$438,211,685

The following loans were determined to be impaired during the third quarter.  Total TDR’s amounted to $30.6 million, of which $20.6 million were determined to be TDR’s which are currently accruing and in compliance with the contractual agreement.

The following is a summary of information pertaining to impaired and nonaccrual loans at September 30, 2011 and December 31, 2010:

	2011	2010
Impaired loans without a valuation allowance	$47,212,954	$28,709,423
Impaired loans with a valuation allowance	4,734,268	6,847,388
Total impaired loans	$51,947,222	$35,556,811

Valuation allowance related to impaired loans	$1,074,402	$2,062,000
Average of impaired loans during the period	$60,373,265	$42,433,130
Total nonaccrual loans	$31,306,479	$35,556,811
Total loans past due 90 days and still accruing interest	$—	$—

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at September 30, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
September 30, 2011
With no related allowance recorded:
Recorded Investment	$574,198	$22,350,528	$6,393,076	$13,017,622	$4,804,424	$73,106	$47,212,954
Unpaid Principal Balance	940,063	22,727,146	6,717,263	16,878,526	7,875,935	73,106	55,212,039
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	946,501	22,667,738	6,838,765	16,756,234	8,130,504	73,392	55,413,134
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$99,050	$943,948	$—	$2,872,896	$776,377	$41,999	$4,734,276
Unpaid Principal Balance	99,050	943,948	—	2,945,476	921,697	41,997	4,952,168
Related Allowance	58,286	109,020	—	602,829	294,805	9,462	1,074,402
Average Recorded Investment	104,463	944,776	—	2,999,704	864,618	46,570	4,960,131
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$673,248	$23,294,476	$6,393,076	$15,890,518	$5,580,801	$115,105	$51,947,224
Unpaid Principal Balance	1,039,113	23,671,094	6,717,263	19,824,002	8,797,632	115,103	60,164,207
Related Allowance	58,286	109,020	—	602,829	294,805	9,462	1,074,402
Average Recorded Investment	1,050,964	23,612,514	6,838,765	19,755,938	8,995,122	119,962	60,373,265
Interest Income Recognized	—	—	—	—	—	—	—

December 31, 2010
With no related allowance recorded:
Recorded Investment	$146,596	$8,686,796	$4,691,306	$6,773,924	$8,338,301	$72,500	$28,709,423
Unpaid Principal Balance	583,700	9,100,786	6,202,434	9,760,176	9,767,450	82,588	35,497,134
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	224,686	9,698,268	4,961,909	8,692,352	11,532,629	72,500	35,182,344
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$243,716	$1,975,251	$1,508,484	$1,521,877	$1,598,060	$—	$6,847,388
Unpaid Principal Balance	268,577	2,358,754	1,524,312	1,571,772	1,598,060	—	7,321,475
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	243,716	1,976,494	1,508,484	1,905,456	1,616,636	—	7,250,786
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811
Unpaid Principal Balance	852,277	11,459,540	7,726,746	11,331,948	11,365,510	82,588	42,818,609
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	468,402	11,674,762	6,470,393	10,597,808	13,149,265	72,500	42,433,130
Interest Income Recognized	—	—	—	—	—	—	—

Transactions in the allowance for loan losses are summarized below for the periods ended September 30, 2011 and 2010:

	2011	2010
Balance, beginning of period	$11,459,047	$10,048,015
Provision charged to operations	10,050,117	10,670,000
Gross loan charge offs	(10,831,083)	(9,230,714)
Gross loan recoveries	571,007	177,288
Balance, end of period	$11,249,088	$11,664,589
Gross loans outstanding, end of period	$396,028,966	$456,065,756

The following is a summary of information pertaining to our allowance for loan losses at September 30, 2011 and December 31, 2010:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
September 30, 2011
Allowance for loan losses:
Beginning Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Charge-offs	(641,988)	(1,848,328)	(591,695)	(5,160,774)	(2,561,137)	(27,161)	—	(10,831,083)
Recoveries	10,088	3,829	5,500	340,060	190,694	20,836	—	571,007
Provision	1,232,192	2,097,135	747,720	4,504,289	1,456,138	(5,675)	18,318	10,050,117
Ending Balance	$1,043,746	$2,930,827	$504,768	$4,056,768	$1,883,738	$51,709	$777,532	$11,249,088
Ending Balance:
Individually evaluated	$58,286	$109,020	$—	$602,829	$294,805	$9,462	$—	$1,074,402
Collectively evaluated	$985,460	$2,821,807	$504,768	$3,453,939	$1,588,933	$42,247	$777,532	$10,174,686
Loans Receivable:
Ending Balance	$19,536,426	$163,775,476	$31,747,004	$129,265,360	$49,075,715	$3,156,085		$396,556,066
Individually evaluated	$673,248	$23,294,476	$6,393,076	$15,890,518	$5,580,801	$115,103		$51,947,224
Collectively evaluated	$18,863,178	$140,481,000	$25,353,928	$113,374,842	$43,494,914	$3,040,982		$344,608,842

December 31, 2010
Allowance for loan losses:
Beginning Balance	$380,812	$2,015,077	$641,226	$3,796,115	$3,014,068	$170,576	$30,141	$10,048,015
Charge-offs	(498,225)	(1,125,696)	(468,715)	(7,524,906)	(5,230,153)	(311,353)	—	(15,159,048)
Recoveries	35,547	—	—	184,296	85,837	4,400	—	310,080
Provision	525,320	1,788,810	170,732	7,917,688	4,928,291	200,086	729,073	16,260,000
Ending Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Ending Balance:
Individually evaluated	$154,616	$710,000	$9,084	$483,567	$704,733	$—	$—	$2,062,000
Collectively evaluated	$288,838	$1,968,191	$334,159	$3,889,626	$2,093,310	$63,709	$759,214	$9,397,047
Loans Receivable:
Ending Balance	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226		$438,211,685
Individually evaluated	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500		$35,556,811
Collectively evaluated	$22,864,379	$155,956,506	$26,629,782	$140,266,683	$53,234,798	$3,702,726		$402,654,874

The allowance for loan losses, as a percent of gross loans outstanding, was 2.84% and 3.18% for periods ended September 30, 2011 and 2010, respectively.  At September 30, 2011, the Bank had 84 loans totaling $31,306,480, or 7.91% of gross loans, in nonaccrual status, of which $9,919,447 were deemed to be troubled debt restructurings.  There were 18 loans totaling $20,640,743 deemed to be troubled debt restructurings not in nonaccrual status at September 30, 2011. At December 31, 2010, the Bank had 76 impaired loans totaling $35,556,811, or 8.12% of loans, net of deferred origination fees, in nonaccrual status, of which $2,968,604 were deemed to be troubled debt restructurings. There was one loan totaling $250,000 deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2010.  There were no loans contractually past due 90 days or more and still accruing interest at September 30, 2011 or December 31, 2010.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  Interest income is recognized on accruing impaired loans, while no interest income is recognized for impaired loans on nonaccrual status.  At September 30, 2011 and December 31, 2010, the Bank had $200,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At September 30, 2011, loans totaling $61.1 million were pledged as collateral at the Federal Home Loan Bank and $53.3 million to maintain a line of credit with the Federal Reserve Bank.

NOTE 8 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended September 30, 2011 and December 31, 2010 are summarized below:

	2011	2010
Balance, beginning of year	$11,905,865	$6,865,461
Additions	11,962,731	15,518,475
Sales	(4,057,588)	(9,142,992)
Write downs	(1,277,045)	(1,335,079)
Balance, end of period	$18,533,963	$11,905,865

NOTE 9 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended September 30, 2011 and December 31, 2010:

	2011	2010
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,409,641	13,300,833
Furniture and equipment	4,708,639	4,193,106
Software	742,257	724,274
Construction in progress	—	4,809,899
Total	27,125,855	26,293,430
Less, accumulated depreciation	4,570,662	3,871,042
Premises, furniture and equipment, net	$22,555,193	$22,422,388

Depreciation expense for the nine months ended September 30, 2011 and 2010 amounted to $743,351 and $495,687, respectively.  Construction in progress relates to the ongoing construction of an executive office building located at 830 Lowcountry Boulevard.  Construction of this building was completed during the second quarter of 2011.

NOTE 10 - DEPOSITS

At September 30, 2011, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2011	$59,202,133
2012	172,675,804
2013	13,188,737
2014	2,102,979
2015	1,896,385
Thereafter	46,371,037
Total	$295,437,075

There were no wholesale deposits at September 30, 2011, compared to $3,505,000, or 0.7% of total deposits, at December 31, 2010.

NOTE 11 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of two obligations totaling $20.0 million at September 30, 2011. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $23,622,530 and $23,649,693 and fair values of $23,920,480 and $23,480,827 at September 30, 2011 and December 31, 2010, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended September 30, 2011 and December 31, 2010:

	2011	2010
Amount outstanding at period end	$20,000,000	$20,000,000
Average amount outstanding during the period	20,008,781	30,513,992
Maximum outstanding at any month-end	20,000,000	60,000,000
Weighted average rate paid at period-end	4.21%	3.76%
Weighted average rate paid during the period	5.10%	2.60%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.749% at the period ended September 30, 2011.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

As described in Note 17 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.  At September 30, 2011 the amount of accrued interest was $738,496.

NOTE 13 — ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2011, advances from the Federal Home Loan Bank (“FHLB”) were comprised of three advances totaling $34.0 million.  On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2010, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%. On March 22, 2011, the Bank borrowed $7.0 million under a 2-year fixed advance at a rate of 0.86%. All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain investment securities.  At September 30, 2011, loans totaling $61.1 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended September 30, 2011 and December 31, 2010:

	2011	2010
Amount outstanding at period end	$34,000,000	$27,000,000
Average amount outstanding during the period	31,948,718	44,430,137
Maximum outstanding at any month-end	34,000,000	85,000,000
Weighted average rate at period-end	1.76%	2.00%
Weighted average rate during the period	1.85%	2.72%

NOTE 14 - OTHER OPERATING EXPENSES

Other operating expenses for the nine and three months ended September 30, 2011 and 2010 are summarized below:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Professional fees	$1,010,047	$1,112,397	$318,382	$317,717
Telephone expenses	163,215	143,945	53,823	49,103
Office supplies, stationery, and printing	46,233	73,266	14,463	21,315
Insurance	273,421	217,408	84,962	91,941
Postage	8,151	30,162	2,787	9,293
Data processing	498,147	422,253	163,838	145,364
Advertising and marketing	408,450	706,788	18,206	3,345
FDIC Assessment	966,704	977,603	286,704	270,000
Other loan related expense	278,919	203,327	101,839	72,488
Other	279,660	567,398	97,317	54,264
Total	$3,932,947	$4,454,547	$1,142,321	$1,034,830

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 16 — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Potentially dilutive common share equivalents include common shares issuable upon the exercise of outstanding stock options and warrants.

Basic and diluted loss per share are computed below for the nine and three months ended September 30, 2011 and 2010:

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic net income (loss) per share computation:
Net income (loss) available to common shareholders	$(9,434,377)	$(10,533,787)	$1,414,710	$(406,720)
Average common shares outstanding — basic	4,088,372	4,087,399	4,092,053	4,086,245
Basic net income (loss) per share	$(2.31)	$(2.58)	$0.35	$(0.10)

Diluted net income (loss) per share computation:
Net income (loss) available to common shareholders	$(9,434,377)	$(10,533,787)	$1,414,710	$(406,720)
Average common shares outstanding — basic	4,088,372	4,087,399	4,092,053	4,086,245
Incremental shares from assumed conversions:
Stock options	—	—	—	—
Average common shares outstanding — diluted	4,088,372	4,087,399	4,092,053	4,086,245
Diluted net income (loss) per share	$(2.31)	$(2.58)	$0.35	$(0.10)

For the period ended September 30, 2011, there were no stock options that were anti-dilutive compared to 25,800 stock options outstanding that were anti-dilutive for the period ended September 30, 2010.  At September 30, 2011 and 2010, there were 571,821 warrant shares outstanding that were anti-dilutive.  Options and warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

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

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at September 30, 2011 and December 31, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2011
Total capital (to risk-weighted assets)	$34,320,000	8.28%	$33,172,080	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	19,500,000	4.70%	16,586,040	4.00%	N/A	N/A
Tier 1 capital (to average assets)	19,500,000	3.66%	21,326,920	4.00%	N/A	N/A
December 31, 2010
Total capital (to risk-weighted assets)	$44,030,000	9.77%	$36,072,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	31,847,000	7.06%	18,036,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	31,847,000	5.47%	23,300,480	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2011 and December 31, 2010:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2011
Total capital (to risk-weighted assets)	$34,168,000	8.26%	$33,110,630	8.00%	$41,388,290	10.00%
Tier 1 capital (to risk-weighted assets)	28,917,000	6.99%	16,555,320	4.00%	24,832,980	6.00%
Tier 1 capital (to average assets)	28,917,000	5.44%	21,254,960	4.00%	26,568,700	5.00%
December 31, 2010
Total capital (to risk-weighted assets)	$42,703,000	9.49%	$36,009,620	8.00%	$45,012,020	10.00%
Tier 1 capital (to risk-weighted assets)	37,002,000	8.22%	18,004,810	4.00%	27,007,210	6.00%
Tier 1 capital (to average assets)	37,002,000	6.38%	23,215,640	4.00%	29,019,550	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $41,388,290 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $33,110,634 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of September 30, 2011, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 18 - UNUSED LINES OF CREDIT

As of September 30, 2011, the Bank had no available unused line of credit to purchase federal funds from unrelated banks.  Lines of credit are available from the FHLB with a remaining credit availability of $46.1 million and an excess lendable collateral value of approximately $114,000 at September 30, 2011.  In addition, we maintain a $53.3 million line of credit with the Federal Reserve Bank with a lendable collateral value of approximately $34.0 million secured by loans in our loan portfolio.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for nine dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  As of September 30, 2011 the amount of cumulative unpaid dividend is $722,400.

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

NOTE 20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At September 30, 2011, the Bank had $200,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2011.

Amount
Commitments to extend credit	$11,370,603
Standby letters of credit	153,410
Total	$11,524,013

NOTE 21 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $0 and $150,747 for the periods ended September 30, 2011 and 2010.  At September 30, 2011, the ESOP has an outstanding loan amounting to $1,475,000.  The Company currently pays down principal by $50,000 per quarter.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended September 30, 2011 and December 31, 2010:

	2011	2010
Balance, beginning of year	150,531	178,069
New share purchases	—	15,042
Shares released to participants	—	(2,180)
Shares allocated to participants	—	(40,400)
Balance, end of period	150,531	150,531

The aggregate fair value of the 150,531 unallocated shares was $18,064 based on the $0.12 closing price of our common stock on September 30, 2011. The aggregate fair value of the 150,531 unallocated shares was $156,552 based on the $1.04 closing price of our common stock on December 31, 2010.

NOTE 22 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $26,114 and $92,883, for the nine months ended September 30, 2011 and 2010, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the nine months ended September 30, 2011.

NOTE 23 — TROUBLED DEBT RESTRUCTURINGS

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance.  The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-

35 was $30,560,190, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $501,000.

		For the nine months ended
		September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment

Troubled Debt Restructurings
Residential Real Estate	11	$6,130,667	$3,788,596
Commercial Real Estate	11	24,978,810	24,322,409
Commercial & Industrial	1	246,216	246,216
Totals	23	$31,355,693	$28,357,221

		For the three months ended
		September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment

Troubled Debt Restructurings
Residential Real Estate	3	$1,099,956	$1,099,898
Commercial Real Estate	7	18,121,335	18,121,335
Totals	10	$19,221,291	$19,221,233

During the nine months ended September 30, 2011, the Bank modified 23 loans that were considered to be troubled debt restructurings.  We extended the terms for 23 of these loans and the interest rate was lowered for 11 of these loans.  During the nine months ended September 30, 2011.

		Nine months ended
	Number	September 30, 2011
	of Contracts	Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Residential Real Estate	1	$441,000
Commercial Real Estate	1	254,441
Residential RE Construction	1	506,872
Commercial & Industrial	1	246,216

		Three months ended
	Number	September 30, 2011
	of Contracts	Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Residential Real Estate	1	$441,000
Commercial Real Estate	1	254,441
Residential RE Construction	1	506,872
Commercial & Industrial	1	246,216

During the nine months ended September 30, 2011, four loans that had previously been restructured, were in default, four of which went into default in the third quarter.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2011 compared to December 31, 2010 and the results of operations for the nine and three months ended September 30, 2011 compared to the nine and three months ended September 30, 2010. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2010 Annual Report on Form 10-K.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2009 and continuing through the third quarter of 2011, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We are a South Carolina corporation organized in 2002 to serve as the holding company for Tidelands Bank, a state-chartered banking association under the laws of South Carolina headquartered in Mount Pleasant (the “Bank”).  The Bank commenced operations in October 2003 through our main office located in Mount Pleasant, South Carolina.  On April 23, 2007, we opened a permanent full service banking facility in our Summerville location.  We opened a permanent facility for our full service branch in Myrtle Beach on June 7, 2007.  In addition, we opened a new full service branch office in the Park West area of Mount Pleasant on May 14, 2007, and converted the loan production office in the West Ashley area of Charleston to a full service branch on July 2, 2007.  The Bluffton loan production office opened as a full service banking facility on May 21, 2008.  On July 23, 2008, we opened a permanent full service banking facility in Murrells Inlet.  We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates.

The following discussion describes our results of operations for the nine and three months ended September 30, 2011 as compared to the nine and three months ended September 30, 2010 and also analyzes our financial condition as of September 30, 2011 as compared to December 31, 2010.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2011.

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

I.                      Federal Reserve Board

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

Pursuant to its plans to preserve capital and to inject more capital into the Bank, the Company has no plans to undertake any of those activities, and is in compliance with these provisions of the FRB agreement.

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

II.                             FDIC and South Carolina State Board

In addition to the foregoing, on June 1, 2010, the FDIC and the State Board conducted their annual joint examination of the Bank.  As a result of the examination, the Bank entered into a Consent Order, effective December 28, 2010 (the “Consent Order”), with the FDIC and the State Board.  The Consent Order requires the Bank to, among other things, take the following actions:

•      Establish, within 60 days from the effective date of the Consent Order, a board committee to monitor compliance with the Consent Order, consisting of at least four members of the board, three of whom shall not be officers of the Bank.  This requirement has been completed by the Bank.

•      Develop, within 60 days from the effective date of the Consent Order, a written management plan that addresses specific areas in the Joint Report of Examinations dated as of June 1, 2010.  This requirement has been completed by the Bank.

•      Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers and provide prior notification and approval for any new directors or senior executive officers.  This requirement has been completed by the Bank.

•      Achieve and maintain, within 150 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.  The bank is still in the process of complying with this requirement.

•      Establish, within 60 days from the effective date of the Consent Order, a written capital plan to include a contingency plan in the event the Bank fails to maintain minimums, submit an acceptable capital plan as required by the Consent Order, or implement or adhere to the capital plan to which supervisory authorities have taken no objections.  Such contingency plan must include a plan to sell or merge the Bank.  The Bank must implement the contingency plan upon written notice from the Regional Director.  This requirement has been completed by the Bank.

•      Adopt and implement, within 60 days from the effective date of the Consent Order, a written plan addressing liquidity, contingency funding, and asset liability management.  This requirement has been completed by the Bank.

•      Eliminate, within 30 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss,” and during the Consent Order, within 30 days of receipt of any Report of Examination, eliminate by collection, charge-off, or other proper entry, the remaining balance of any assets classified as “Loss” and 50% of those assets classified “Doubtful”.  This requirement has been completed by the bank.  This is a continuing requirement that the Bank is in compliance with.

•      Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce the Bank’s risk exposure in relationships with assets in excess of $500,000 criticized as “Substandard” in the Report of Examination.  The plan must require a reduction in the aggregate balance of assets criticized as “Substandard” in accordance with the following schedule: (i) within 180 days, a reduction of 25% in the balance of assets criticized “Substandard”; (ii) within 360 days, a reduction of 45% in the balance of assets criticized “Substandard”; (iii) within 540 days, a reduction of 60% in the balance of assets criticized “Substandard”; and (iv) within 720 days, a reduction of 70% in the balance of assets criticized “Substandard.”  The Bank is in compliance with this ongoing requirement.

•      Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss,” and is uncollected.  In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been criticized, in whole or in part, “Substandard,” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.  The Bank is in compliance with this requirement.

•      Prepare and submit, within 90 days from the effective date of the Order, a plan consisting of long term goals designed to improve the condition of the Bank and its viability, and strategies for achieving those goals.  The plan must cover minimum of three years and provide specific objectives for asset growth, market focus, earnings projections, capital needs, and liquidity position.  .  The Bank is in compliance with this requirement.

•      Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank’s loan portfolio in order to identify and categorize the Bank’s loans, and other extensions of credit which are carried on the Bank’s books as loans, on the basis of credit quality.  This requirement has been completed by the Bank.

•      Perform, within 60 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s concentrations of credit and develop a written plan to reduce any segment of the portfolio which the supervisory authorities deem to be an undue concentration of credit in relation to Tier 1 capital.   This requirement has been completed by the Bank.

•      Review and establish, within 60 days from the effective date of the Consent Order, a policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.  This requirement has been completed by the Bank.

•      Formulate and implement, within 60 days from the effective date of the Consent Order, a written plan to improve and sustain Bank earnings, which shall include (i) goals and strategies for improving and sustaining earnings; (ii) major areas and means by which to improve operating performance; (iii) realistic and comprehensive budget; (iv) budget review process to monitor income and expenses to compare with budgetary projections; (v) operating assumptions forming the basis for, and adequately support, major projected income and expense components; and (vi) coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.  The written plan must be evaluated at the end of each calendar quarter and record results and any actions taken by the Board in minutes.  The Bank is in compliance with this ongoing requirement.

•      Revise, adopt and implement, within 60 days of the effective date of the Consent Order, the Bank’s written asset/liability management policy to provide effective guidance and control over the Bank’s funds management activities, which shall also address all items of criticism set forth in the Joint Report of Examinations in June 2010.  This requirement has been completed by the Bank.

•      Develop and implement, within 60 days of the effective date of the Consent Order, a written policy for managing interest rate risk in a manner that is appropriate to the size of the Bank and the complexity of its assets.  The policy shall comply with the Joint Inter-Agency Policy Statement on Interest Rate Risk.  This requirement has been completed by the Bank.

•      Eliminate or correct, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of FDIC guidelines and statements of policy described in the Joint Report of Examinations in June 2010.  This requirement has been completed by the Bank.

•      Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.  The Bank is in compliance with this requirement.

•      Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b), and, within 60 days of the effective date of the Consent Order, submit a written plan to the supervisory authorities for eliminating reliance on brokered deposits.  This requirement has been completed by the Bank.

•      Limit asset growth to 10% per annum.  The Bank is in compliance with this requirement.

•      Adopt, within 60 days of the effective date of the Consent Order, an employee compensation plan after undertaking an independent review of compensation paid to all the Bank’s senior executive officers, as defined at Section 301.101(b) of the FDIC Rules and Regulations.  This requirement has been completed by the Bank.

•      Furnish, within 30 days from the end of the first quarter following the effective date of the Consent Order, and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order. The Bank is in compliance with this requirement.

We have taken all actions necessary to date to comply with the requirements of both the FRB Agreement and the Consent Order.  Most of the provisions, except for four have been completed.   These four are improving and are on schedule to be in compliance or completed.  Capital levels are below thresholds, and we were pleased to report income in the third quarter.

The Bank presents monthly updates to the Board of Directors regarding compliance with the FRB agreement and the Consent Order, and quarterly updates to the regulators on all provisions.  We continue to focus our efforts on meeting the objectives in these two documents designed to improve the Bank’s financial condition and enable the Bank to meet regulatory requirements.

The determination of our compliance with the regulatory requirements will be made by the FDIC and the South Carolina State Board.  Failure to comply with the requirements could result in additional regulatory pressures and, if the Bank is unable to comply could, ultimately lead to further action by the FDIC including the bank being taken into receivership by the FDIC.

Results of Operations

Income Statement Review

Summary

Nine months ended September 30, 2011 and 2010

Our net loss was approximately $8.7 million for the nine months ended September 30, 2011 compared to net loss of approximately $9.8 million for the same period in 2010. Net loss before income tax benefit was $8.8 million for the nine months ended September 30, 2011 compared to net loss before income tax benefit of $9.8 million for the nine months ended September 30, 2010.  The $1.1 million decrease in net loss before income tax benefit resulted primarily from decreases in our provision for loan losses of $620,000 and noninterest expense of $1.9 million and an increase of $1.0 million in noninterest income offset by a decrease of $2.5 million in net interest income before provision for loan losses.  The Company amended the June 30, 2011 financials by filing a 10Q/A to push back $2.2 million in provision expense to the second quarter.

Three months ended September 30, 2011 and 2010

Our net income was approximately $1.7 million and net loss $170,000 for the three months ended September 30, 2011 and 2010, respectively. Net income before income tax benefit was $1.7 million and net loss $170,000 for the three months ended September 30, 2011 and 2010, respectively.  The $1.8 million increase in net income before income tax benefit resulted primarily from decreases in our provisions for loan losses of $620,000 and noninterest expense of $524,000 and a $891,000 increase in noninterest income offset by a decrease of $214,000 in net interest income before provision for loan losses.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the nine months ended September 30, 2011, our loan portfolio decreased $41.7 million from the year-end balance. We anticipate a growth in loans will drive the growth in assets and the growth in net interest income once economic conditions improve.  However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At September 30, 2011, loans represented 74.2% of total assets, while securities and federal funds sold represented 15.1% of total assets.  While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

At September 30, 2011, retail deposits represented $443.5 million, or 86.4% of total funding, which includes total deposits plus borrowings.  Borrowings represented $69.9 million, or 13.6% of total funding, and there were no wholesale deposits.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  Although we anticipate that our full service banking offices will assist us in meeting these objectives, we believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income decreased $2.5 million as the result of a decrease in investment portfolio revenue of $3.1 million, a decline in loan revenue of $2.3 million offset by a decrease in funding costs of $2.9 million as compared to the period ending September 30, 2010.  For the nine months ended September 30, 2011, average interest-bearing liabilities exceeded average interest-earning assets by $10.2 million compared to average interest-earning assets exceeding average interest-bearing liabilities by $9.6 million for the nine months ended September 30, 2010.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin increased during the nine months ended September 30, 2011 when compared to the same period in 2010, as a result of the Bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the nine months ended September 30, 2011 and 2010 were 3.03% and 2.82%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the nine months ended September 30, 2011 and 2010.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Nine Months Ended September 30, 2011 and 2010

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the nine months ended September 30, 2011 and 2010, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$2,341	$1	0.02%	$1,917	$1	0.07%
Federal funds sold	18,183	41	0.31%	23,401	60	0.34%
Taxable investment securities	60,841	1,512	3.32%	152,375	4,542	3.99%
Non-taxable investment securities	—	—	0.00%	1,256	38	4.02%
Loans receivable(2)	415,902	16,080	5.17%	473,972	18,414	5.19%
Total earning assets	497,267	17,634	4.74%	652,921	23,055	4.72%

Nonearning assets:
Cash and due from banks	3,010			5,226
Mortgages held for sale	227			416
Premises and equipment, net	22,488			20,046
Other assets	34,874			31,863
Allowance for loan losses	(11,230)			(12,417)
Total nonearning assets	49,369			45,134
Total assets	$546,636			$698,055

Interest-bearing liabilities:
Interest bearing transaction accounts	$25,420	139	0.73%	$29,548	227	1.03%
Savings & money market	123,146	844	0.92%	209,708	2,222	1.42%
Time deposits less than $100,000	111,891	1,517	1.81%	181,031	2,550	1.88%
Time deposits greater than $100,000	178,994	2,057	1.54%	122,336	2,028	2.22%
Securities sold under repurchase agreement	20,009	763	5.10%	34,051	604	2.37%
Advances from FHLB	31,949	442	1.85%	50,304	1,070	2.84%
Junior subordinated debentures	14,434	549	5.08%	14,434	546	5.06%
ESOP borrowings	1,574	54	4.56%	1,894	58	4.09%
Federal funds purchased	12	—	0.02%	43	—	0.58%
Total interest-bearing liabilities	507,429	6,365	1.72%	643,349	9,305	1.93%

Noninterest-bearing liabilities:
Demand deposits	14,994			14,930
Other liabilities	4,775			4,205
Shareholders’ equity	19,438			35,571

Total liabilities and shareholders’ equity	$546,636			$698,055
Net interest income		$11,269			$13,750
Net interest spread			3.06%			2.79%
Net interest margin			3.03%			2.82%

(1)           Annualized for the nine month period.

(2)           Includes nonaccruing loans.

During the nine months ended September 30, 2011, the net interest spread and net interest margin increased in comparison to the previous period in 2010.  Our net interest spread was 3.06% and 2.79% for the nine months ended September 30, 2011 and 2010, respectively. Our net interest margin for the nine months ended September 30, 2011 was 3.03%, compared to 2.82% for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, interest-earning assets averaged $497.3 million, compared to $652.9 million in the same quarter of 2010.  During the same periods, average interest-bearing liabilities were $507.4 million and $643.3 million, respectively.

Interest income for the nine months ended September 30, 2011 was $17.6 million, consisting of $16.1 million on loans, $1.5 million on investments, and $41,000 on federal funds sold and interest bearing balances.  Interest income for the nine months ended September 30, 2010 was $23.1 million, consisting of $18.4 million on loans, $4.6 million on investments, and $61,000 on federal funds sold and interest bearing balances. Interest and fees on loans represented 91.2% and 79.9% of total interest income for the nine months ended September 30, 2011 and 2010, respectively. Income from investments, federal funds sold and interest bearing balances represented 8.8% and 20.1% of total interest income for the nine months ended September 30, 2011 and 2010, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.6% and 72.6% of average interest-earning assets for the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011, average earning assets were lower by $156 million than for the same period in 2010.

Interest expense for the nine months ended September 30, 2011 was $6.4 million, consisting of $4.6 million related to deposits, $763,000 related to securities sold under a repurchase agreement, $549,000 related to junior subordinated debentures, $32,000 related to advances from the FHLB and $54,000 related to other borrowings and federal funds purchased.  Interest expense for the nine months ended September 30, 2010 was $9.3 million, consisting of $7.0 million related to deposits, $604,000 related to securities sold under a repurchase agreement, $546,000 related to junior subordinated debentures, $1.1 million related to advances from the FHLB and $58,000 related to other borrowings and federal funds purchased.  Interest expense on deposits for the nine months ended September 30, 2011 and 2010 represented 71.6% and 75.5% of total interest expense, respectively, while interest expense on borrowings represented 28.4% and 24.5%, respectively, of total interest expense.  During the nine months ended September 30, 2011, average interest-bearing liabilities were lower by $135.9 million than for the same period in 2010.

Net interest income, the largest component of our income, was $11.3 million and $13.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease of $2.4 million resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $5.4 million decrease in interest income and a $2.9 million decrease in interest expense.

Three Months Ended September 30, 2011 and 2010

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended September 30, 2011 and 2010, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing cash balances	$3,042	$—	0.03%	$1,634	$—	0.02%
Federal funds sold	17,313	13	0.29%	25,616	22	0.34%
Taxable investment securities	60,184	475	3.13%	45,094	353	3.10%
Non-taxable investment securities	—	—	0.00%	—	—	0.00%
Loans receivable(2)	400,675	5,162	5.11%	463,213	5,989	5.13%
Total earning assets	481,214	5,650	4.66%	535,557	6,364	4.71%

Nonearning assets:
Cash and due from banks	2,934			4,257
Mortgages held for sale	210			581
Premises and equipment, net	22,376			21,079
Other assets	37,115			31,991
Allowance for loan losses	(10,676)			(13,921)
Total nonearning assets	51,959			43,987
Total assets	$533,173			$579,544

Interest-bearing liabilities:
Interest bearing transaction accounts	$23,319	42	0.72%	$30,030	73	0.99%
Savings & money market	111,994	256	0.91%	144,143	525	1.33%
Time deposits less than $100,000	109,341	455	1.65%	154,035	680	1.69%
Time deposits greater than $100,000	183,884	672	1.45%	154,584	723	2.36%
Securities sold under repurchase agreements	20,000	215	4.26%	20,021	191	2.63%
Advances from FHLB	34,000	153	1.79%	10,870	96	2.74%
Junior subordinated debentures	14,434	186	5.10%	14,434	189	5.02%
ESOP borrowings	1,524	18	4.56%	1,749	20	4.56%
Federal funds purchased	—	—	0.00%	69	—	0.97%
Total interest-bearing liabilities	498,496	1,997	1.59%	529,935	2,497	1.86%

Noninterest-bearing liabilities:
Demand deposits	13,642			14,481
Other liabilities	4,868			4,199
Shareholders’ equity	16,167			30,929

Total liabilities and shareholders’ equity	$533,173			$579,544
Net interest income		$3,653			$3,867
Net interest spread			3.07%			2.84%
Net interest margin			3.01%			2.86%

(1)           Annualized for the three month period.

(2)           Includes nonaccruing loans

During the three months ended September 30, 2011, the net interest spread and net interest margin increased in comparison to the previous period in 2010.  Our net interest spread was 3.07% and 2.84% for the three months ended September 30, 2011 and 2010, respectively. Our net interest margin for the three months ended September 30, 2011 was 3.01%, compared to 2.86% for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, interest-earning assets averaged $481.2 million, compared to $535.6 million in the same quarter of 2010.  During the same periods, average interest-bearing liabilities were $498.5 million and $529.9 million, respectively.

Interest income for the three months ended September 30, 2011 was $5.6 million, consisting of $5.2 million on loans, $475,000 on investments and interest bearing balances, and $13,000 on federal funds sold and interest bearing liabilities.  Interest income for the three months ended September 30, 2010 was $6.4 million, consisting of $6.0 million on loans, $350,000 on investments and interest bearing balances, and $22,000 on federal funds sold and interest bearing liabilities. Interest and fees on loans represented 91.4% and 94.1% of total interest income for the three months ended September 30, 2011 and 2010, respectively.  Income from investments, federal funds sold, and interest bearing balances represented 8.6% and 5.9% of total interest income for the three months ended September 30, 2011 and 2010, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 83.3% and 86.5% of average interest-earning assets for the three months ended September 30, 2011 and 2010, respectively.

Interest expense for the three months ended September 30, 2011 was $2.0 million, consisting of $1.4 million related to deposits, $215,000 related to securities sold under repurchase agreements, $186,000 related to junior subordinated debentures, $34,000 related to Federal Home Loan Bank (“FHLB”) advances, and $18,000 related to ESOP borrowings.  Interest expense for the three months ended September 30, 2010 was $2.5 million, consisting of $2.0 million related to deposits, $191,000 related to securities sold under repurchase agreements, $189,000 related to junior subordinated debentures, $96,000 related to Federal Home Loan Bank (“FHLB”) advances, and $20,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended September 30, 2011 and 2010 represented 71.4% and 80.1%, respectively, of total interest expense, while interest expense on other liabilities represented 28.6% and 19.9%, respectively, of total interest expense for the three months ended September 30, 2011 and 2010, respectively.

Net interest income, the largest component of our income, was $3.7 million and $3.9 million for the three months ended September 30, 2011 and 2010, respectively.  The decrease of $214,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $714,000 million decrease in interest income and a $500,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Nine Months Ended September 30, 2011 vs. September 30, 2010				Nine Months Ended September 30, 2010 vs. September 30, 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(2,256)	$(88)	$11	$(2,333)	$192	$(826)	$(8)	$(642)
Taxable investment securities	(2,729)	(757)	455	(3,031)	(2,950)	209	(84)	(2,825)
Non-taxable investment securities	(38)	—	—	(38)	(89)	2	(1)	(88)
Federal funds sold	(13)	(6)	1	(18)	36	3	6	45
Interest bearing cash balances	—	(1)	—	(1)	(1)	(1)	—	(2)
Total interest income	(5,036)	(852)	467	(5,421)	(2,812)	(613)	(87)	(3,512)

Interest expense
Deposits	(1,336)	(1,399)	266	(2,469)	(70)	(3,304)	22	(3,352)
Junior subordinated debentures	—	2	—	2	—	(47)	—	(47)
Advances from FHLB	(390)	(375)	137	(628)	(868)	268	(129)	(729)
Securities sold under repurchase agreements	(249)	695	(287)	159	(374)	312	(144)	(206)
Federal funds purchased	—	—	—	—	(1)	(1)	—	(2)
ESOP borrowings	(10)	7	(1)	(4)	(11)	34	(8)	15
Other borrowings	—	—	—	—	(2)	(2)	2	(2)
Total interest expense	(1,985)	(1,070)	115	(2,940)	(1,326)	(2,740)	(257)	(4,323)

Net interest income	$(3,051)	$218	$352	$(2,481)	$(1,486)	$2,127	$170	$811

	Three Months Ended September 30, 2011 vs. September 30, 2010				Three Months Ended September 30, 2010 vs. September 30, 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(809)	$(21)	$3	$(827)	$(169)	$(423)	$11	$(581)
Taxable investment securities	118	3	1	122	(2,010)	(558)	455	(2,113)
Non-taxable investment securities	—	—	—	—	(31)	—	—	(31)
Federal funds sold	(7)	(3)	1	(9)	10	—	—	11
Interest bearing cash balances	—	—	—	—	—	—	—	—
Total interest income	(698)	(21)	5	(714)	(2,200)	980	466	(2,714)

Interest expense
Deposits	(225)	(395)	44	(576)	(320)	(868)	89	(1,099)
Junior subordinated debentures	—	(4)	—	(4)	—	2	—	2
Advances from FHLB	204	(47)	(99)	58	(543)	259	(230)	(514)
Securities sold under repurchase agreements	—	24	—	24	(196)	420	(304)	(80)
ESOP borrowings	(3)	—	—	(3)	(4)	14	(4)	6
Total interest expense	(24)	(422)	(55)	(501)	(1,063)	(173)	(449)	(1,685)

Net interest income	$(674)	$401	$60	$(213)	$(1,137)	$(807)	$915	$(1,029)

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

Nine Months Ended September 30, 2011 and 2010

Included in the statement of operations for the nine months ended September 30, 2011 and 2010 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $10.1 million and $10.7 million, respectively.  The increase in the allowance for the nine months ended September 30, 2011 relates to our decision to increase the allowance to accommodate charge offs to certain loans and further increase the total allowance in response to the deteriorating credit environment as evidenced by the increasing level of nonperforming assets.  The allowance for loan losses was approximately $11.2 million and $11.7 million as of September 30, 2011 and 2010, respectively. The allowance for loan losses as a percentage of gross loans was 2.84% at September 30, 2011 and 2.56% at September 30, 2010. At September 30, 2011, we had 84 nonperforming loans totaling approximately $31.3 million. Gross charge offs amounted to approximately $10.8 million and $9.2 million for the nine months ended September 30, 2011 and 2010, respectively.  The Company amended the June 30, 2011 financials by filing a 10Q/A to push back $2.2 million in provision expense to the second quarter.

Three Months Ended September 30, 2011 and 2010

Included in the statement of operations for the three months ended September 30, 2011 and 2010 is a noncash expense related to the provision for loan losses of $300,000 and $920,000 respectively. The increase in the allowance for the three months ended September 30, 2011 relates to our decision to increase the allowance to accommodate charge offs to certain loans and to further increase the total allowance in response to the deteriorating credit environment as stated above.

Noninterest Income

The following table sets forth information related to our noninterest income during the nine and three months ended September 30, 2011 and 2010:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Service fees on deposit accounts	$39	$34	$14	$12
Residential mortgage origination fees	105	156	29	42
Origination income on mortgage loans sold	9	17	3	7
Gain on sale of investment securities	1,209	1,742	1,209	394
Other service fees and commissions	415	411	120	150
Loss on extinguishment of debt	—	(1,620)	—	—
Bank owned life insurance	405	417	132	144
Other	54	45	33	(100)
Total noninterest income (loss)	$2,236	$1,202	$1,540	$649

Nine Months Ended September 30, 2011 and 2010

Noninterest income for the nine months ended September 30, 2011 was $2.2million an increase of $1.0 million, compared to noninterest income of $1.2 million during the same period in 2010.  The change was primarily attributable to losses on the extinguishment of outstanding liabilities and the decrease in the gain on sale of investment securities during 2010.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination fees were $113,000 and $173,000 for the nine months ended September 30, 2011 and 2010, respectively.  The decrease of $60,000 in 2011 related primarily to a decline in the volume of mortgages applied for.  We received $9,000 of origination income on mortgage loans sold for the nine months ended September 30, 2011 compared to $17,000 for the same period in 2010.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Service fees on deposit accounts were $39,000 and $34,000 for the nine months ended September 30, 2011 and 2010, respectively. The additional $5,000 of income resulted from the larger number of customer accounts.  Similarly, other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $4,000 to $415,000 for the nine months ended September 30, 2011 when compared to the same period in 2010.

Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $54,000 and $45,000 for the nine months ended September 30, 2011 and 2010, respectively.

Three Months Ended September 30, 2011 and 2010

Noninterest income for the three months ended September 30, 2011 was $1.5 million compared to a $649,000 during the same period in 2010. The increase was primarily attributable to gains on sale of investment securities. For the three months ended September 30, 2011, we had a $1.2 million gain on sales of investment securities in comparison to the $394,000 gain for the same period in 2010.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $32,000 and $49,000 for the three months ended September 30, 2011 and 2010, respectively.  The decrease of $17,000 related primarily to a decrease in origination volume in mortgages during the third quarter of 2011.  We received $3,000 of origination income on mortgage loans sold for the three months ended September 30, 2011 compared to $7,000 for the same period in 2010.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $13,000 and $11,000 for the three months ended September 30, 2011 and 2010, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions decreased $30,000 to $120,000 for the three months ended September 30, 2011, when compared to the same period in 2010.

A decrease of $11,000 in bank owned life insurance income was primarily attributable to a decrease in the cash surrender value for the three months ended September 30, 2011 when compared to the same period in 2010. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $32,000 and $(100,000) for the three months ended September 30, 2011 and 2010, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the nine and three months ended September 30, 2011 and 2010:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Salaries and benefits	$4,522	$5,696	$1,324	$1,737
Occupancy	1,207	1,238	405	417
Furniture and equipment expense	635	664	219	218
Other real estate owned expense	1,932	2,060	151	359
Professional fees	1,010	1,112	318	318
Advertising and marketing	409	707	18	3
Insurance	273	217	85	92
FDIC Assessment	967	978	287	270
Data processing and related costs	498	422	164	146
Telephone	163	144	54	49
Postage	8	30	3	9
Office supplies, stationery and printing	46	73	15	21
Other loan related expense	279	203	102	73
Other	280	568	97	54
Total noninterest expense	$12,230	$14,112	$3,242	$3,766

Nine Months Ended September 30, 2011 and 2010

We incurred noninterest expense of $12.2 million for the nine months ended September 30, 2011 compared to $14.1 million for the nine months ended September 30, 2010.  The $1.2 million decrease in salaries and employee benefits expense accounted for 70.7% of the $1.9 million decrease in noninterest expense for the nine months ended September 30, 2011 compared to the same period in 2010. Of the $1.9 million expenses related to other real estate owned, $1.2 million was related to the reduction in carrying value of properties in other real estate owned. The remaining decrease resulted primarily from decreases of $298,000 in marketing costs, $102,000 in professional fees, $31,000 in occupancy expense, $11,000 in the FDIC assessment, $29,000 in furniture and equipment expense, $22,000 in postage expense, $27,000 in office supplies, stationery and printing costs and $288,000 in other expenses offset by an increase of $76,000 in data processing and related costs, $55,000 in insurance costs, and $19,000 in telecommunications expense.

Salaries and employee benefits expense was $4.5 million for the nine months ended September 30, 2011 compared to $5.7 million for the nine months ended September 30, 2010.  These expenses represented 37.0% and 40.4% of our total noninterest expense for the nine months ended September 30, 2011 and 2010, respectively.  The $1.2 million decrease in salaries and employees benefits expense in 2011 compared to 2010 resulted from decreases of $113,000 in benefits cost, $14,000 in incentive compensation, $211,000 in ESOP compensation, $196,000 in SERP expense and a decrease of $603,000 in base compensation expense.

Data processing and related costs increased $76,000, or 15.2%, for the nine months ended September 30, 2011 compared to the same period in 2010.  These expenses were $498,000 and $422,000 for the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011, our data processing costs for our core processing system were $459,000 compared to $382,000 for the nine months ended September 30, 2010.

Three Months Ended September 30, 2011 and 2010

We incurred noninterest expense of approximately $3.2 million for the three months ended September 30, 2011 compared to $3.8 million for the three months ended September 30, 2010.  The $413,000 decrease in salaries and benefits expense primarily accounted for the decrease in noninterest expense for the three months ended September 30, 2011 compared to the same period in 2010. The remaining differences resulted from decreases of $6,000 in postage, $12,000 in occupancy expense, $6,000 in office supplies, stationery and printing costs and $208,000 in other real estate owned expense.  This was offset by an increase of $18,000 in data processing costs, $29,000 in other loan related expenses, $15,000 in marketing costs, $17,000 in FDIC assessments expense and $5,000 in telecommunications expense and $43,000 in other expenses.

Salaries and employee benefits expense was approximately $1.3 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively.  These expenses represented 40.8% and 46.1% of our total noninterest expense for the three months ended September 30, 2011 and 2010, respectively.  The $413,000 decrease in salaries and employee benefits expense primarily resulted from decreases of $32,000 in other benefits costs, $291,000 in base compensation and $90,000 in ESOP compensation.

Data processing and related costs increased approximately $18,000, or 11.0%, for the three months ended September 30, 2011 compared to the same period in 2010.  These expenses were $164,000 and $146,000 for the three months ended September 30, 2011 and 2010, respectively.  During the three months ended September 30, 2011, our data processing costs for our core processing system were $150,000 compared to $133,000 for the three months ended September 30, 2010.

Income Tax Expense

Nine Months Ended September 30, 2011 and 2010

The $49,000 of income tax benefit for September 30, 2011 is reflective of a subsequent event adjustment and no income tax expense or benefit in 2010 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Income taxes are based on effective tax rates of 34.0% for the nine months ended September 30, 2009.

Three Months Ended September 30, 2011 and 2010

Our lack of income tax expense or benefit for September 30, 2011 and 2010 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at September 30, 2011 will not be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At September 30, 2011, we had total assets of $533.8 million, consisting principally of $384.8 million in net loans, $66.5 million in investment securities, $22.6 million in net premises, furniture and equipment, $14.2 million in federal funds sold and $7.9 million in cash and due from banks.  Our liabilities at September 30, 2011 totaled $518.6 million, consisting principally of $443.5 million in deposits, $20.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $34.0 million in FHLB advances and $1.5 million in borrowings related to the ESOP.  At September 30, 2011, our shareholders’ equity was $15.2 million.

Federal Funds Sold

At September 30, 2011, our $14.2 million in short-term investments in federal funds sold on an overnight basis comprised 2.7% of total assets, compared to $24.1 million, or 4.2% of total assets, at December 31, 2010.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions in light of the current economic environment.

Investments

At September 30, 2011, the $62.6 million in our available-for-sale investment securities portfolio represented approximately 11.7% of our total assets compared to $58.0 million, or 10.1% of total assets, at December 31, 2010.  At September 30, 2011, we held U.S. government agency securities, government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $62.6 million and an amortized cost of $61.7 million for a net unrealized gain of $928,000. We utilize the investment portfolio to provide additional income and to provide liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Contractual maturities and yields on our investments at September 30, 2011 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government-sponsored enterprises	$—	—%	$—	—%	$2,018	4.15%	$—	—%	$2,018	4.15%
Mortgage-backed securities	—	—%	—	—%	—	—%	60,622	3.24%	60,622	3.24%
Total	$—	—%	$—	—%	$2,018	4.15%	$60,622	3.24%	$62,640	3.27%

At September 30, 2011, our investments included government sponsored enterprises, which consist of securities issued by the Federal Home Loan Mortgage Corporation with amortized costs of approximately $2.0 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $18.5 million, $11.2 million and $32.0 million, respectively.

At September 30, 2011, the fair value of investments issued by the Federal National Mortgage Association was approximately $2.0 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $16.9 million, $11.3 million and $32.4 million, respectively.

Other nonmarketable equity securities at September 30, 2011 consisted of Federal Home Loan Bank stock with a cost of $3.8 million and other investments of approximately $55,000.

The amortized costs and the fair value of our investments at September 30, 2011 and December 31, 2010 are shown in the following table.

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$2,000	$2,018	$2,001	$2,053
Mortgage-backed securities	59,712	60,622	56,364	55,903
Total	$61,712	$62,640	$58,365	$57,956

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at September 30, 2011 and December 31, 2010 were $415.6 million and $468.0 million, respectively.  Gross loans outstanding at September 30, 2011 and December 31, 2010 were $396.0 million and $437.7 million, respectively.

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

The following table summarizes the composition of our loan portfolio at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$19,536	4.9%	$23,255	5.3%

Real Estate
Mortgage	293,041	73.9%	315,181	72.0%
Construction	80,823	20.5%	96,001	21.9%
Total real estate	373,864	94.4%	411,182	93.9%

Consumer
Consumer	3,156	0.8%	3,775	0.9%
Total Gross Loans	396,556	100.1%	438,212	100.1%
Deferred origination fees, net	(527)	(0.1)%	(524)	(0.1)%

Total gross loans, net of deferred fees	396,029	100.0%	437,688	100.0%
Less — allowance for loan losses	(11,249)		(11,459)
Total loans, net	$384,780		$426,229

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2011:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$9,227	$9,799	$510	$19,536
Real estate	110,498	225,172	38,194	373,864
Consumer	1,010	1,795	351	3,156
Deferred origination fees, net	(564)	36	1	(527)
Total gross loans, net of deferred fees	$120,171	$236,802	$39,056	$396,029

Gross loans maturing after one year with:
Fixed interest rates				$157,045
Floating interest rates				118,813
Total				$275,858

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

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2011 and 2010.

	2011	2010
	(dollars in thousands)
Balance, beginning of year	$11,459	$10,048
Charge offs, Commercial and Industrial	(642)	(442)
Charge offs, Real Estate Mortgage	(7,009)	(5,450)
Charge offs, Real Estate Construction	(3,153)	(3,031)
Charge offs, Consumer	(27)	(308)
Recoveries, Commercial and Industrial	10	34
Recoveries, Real Estate Mortgage	344	116
Recoveries, Real Estate Construction	196	24
Recoveries, Consumer	21	4
Provision for loan losses	10,050	10,670
Balance, end of period	$11,249	$11,665

Total loans outstanding at end of period	$396,029	$456,066
Allowance for loan losses to gross loans	2.84%	2.56%
Net charge-offs to average loans	2.47%	1.91%

Nonperforming Assets

The following table sets forth our nonperforming assets at September 30, 2011 and December 31, 2010:

	2011	2010
	(dollars in thousands)
Nonaccrual loans	$31,306	$35,556
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	20,641	—
Total impaired loans	51,947	35,556
Other real estate owned	18,534	11,906
Total nonperforming assets	$70,481	$47,462

Nonperforming assets to total assets	13.20%	8.31%

The Bank had 102 nonperforming loans at September 30, 2011, totaling $51.9 million and 76 nonperforming loans totaling $35.6 million at December 31, 2010. Of the 102 nonperforming loans at September 30, 2011, 84 were on a non accruing status with a total balance of $31.3 million. Of the 102 nonperforming loans at September 30, 2011, it is anticipated that 57 loans totaling approximately $19.0 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  In addition 14 loans totaling approximately $2.9 million are expected to be paid out, one loan totaling $250,000 is expected to incur an additional provision expense and 30 loans totaling approximately $29.7 million are expected to move back into an accruing status. At September 30, 2011 and December 31, 2010, the allowance for loan losses was $11.2 million and $11.5 million, respectively, or 2.84% and 2.62%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at September 30, 2011 are $39.2 million in residential properties, representing approximately 75.5% of the Bank’s nonperforming loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of September 30, 2011, we had 58 loans with a current principal balance of $24.1 million on the watch list compared to 76 loans with a current principal balance of $27.6 million at December 31, 2010.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $15.9 million at September 30, 2011, compared to $7.7 million at December 31, 2010.  At September 30, 2011, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended September 30, 2011 and December 31, 2010, we received approximately $432,000 and $735,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status.  In addition, the Bank held approximately $18.5 million and $11.9 million in other real estate owned at the period ending September 30, 2011 and December 31, 2010, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  In the past, we have chosen to obtain a portion of certificates of deposits from outside of our market.  The deposits obtained outside of our market areas generally have lower rates and maturities than those being offered for similar deposit products in our local market.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  During the third quarter of 2011 we had $1.6 million of wholesale deposits runoff as they matured.  There were no outstanding wholesale deposits for the period ending September 30, 2011, compared to $3.5 million, or 0.7% of total deposits, at December 31, 2010. Our loan-to-deposit ratio was 89.3% and 91.0% at September 30, 2011 and December 31, 2010, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant the approval.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30, 2011		December 31, 2010
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$14,994	—%	$14,988	—%
Interest bearing demand deposits	25,420	0.73%	29,044	0.98%
Savings and money market accounts	123,147	0.92%	193,512	1.36%
Time deposits less than $100,000	111,891	1.81%	166,797	1.89%
Time deposits greater than $100,000	178,994	1.54%	135,009	2.05%
Total deposits	$454,446	1.39%	$539,350	1.64%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Three months or less	$37,524	$40,831
Over three through nine months	15,867	54,009
Over nine though twelve months	72,071	43,885
Over twelve months	58,755	37,568
Total	$184,217	$176,293

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended September 30, 2011 and the year ended December 31, 2010, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the nine months ended September 30, 2011:
Securities sold under agreement to repurchase	$20,000	4.21%	$20,000	$20,009	5.10%
Advances from FHLB	34,000	1.76%	34,000	31,949	1.85%
Junior subordinated debentures	14,434	5.00%	14,434	14,434	5.08%
ESOP borrowings	1,475	4.50%	1,575	1,574	4.56%
Federal funds purchased	—	—%	—	12	0.02%

At or for the year ended December 31, 2010:
Securities sold under agreement to repurchase	$20,000	3.76%	$60,000	$30,514	2.60%
Advances from FHLB	27,000	2.00%	85,000	44,430	2.72%
Junior subordinated debentures	14,434	4.92%	14,434	14,434	5.06%
ESOP borrowings	1,625	4.50%	2,300	1,839	4.20%
Federal funds purchased	—	—%	—	34	0.58%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At September 30, 2011, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $46.1 million and an excess lendable collateral value of approximately $114,000. At September 30, 2011, we had one federal funds line of credit with an unrelated bank totaling $1.5 million.  These lines are available for general corporate purposes.  These lines may be terminated at any time based on our financial condition.  We also have credit availability through the Federal Reserve Discount Window.  As of September 30, 2011, $53.3 million was available, based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $15.2 million at September 30, 2011 and $23.6 million at December 31, 2010.  The difference is attributable to the amount of preferred stock dividend accrued of $542,000, additional paid in capital related to the ESOP of $162,000, an increase in the guarantee of ESOP borrowings of $170,000, net of current year reductions, and an increase of $829,000 in the fair value of available-for-sale securities, net of the loss of $8.7 million for the nine month period ended September 30, 2011.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30, 2011	December 31, 2010
Return on average assets	(2.13)%	(2.33)%
Return on average equity	(60.02)%	(45.63)%
Equity to assets ratio	3.56%	5.10%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, banks must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  The Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of September 30, 2011, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at September 30, 2011 and December 31, 2010.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.

	September 30,	December 31,
	2011	2010
Leverage ratio	3.66%	5.47%
Tier 1 risk-based capital ratio	4.70%	7.06%
Total risk-based capital ratio	8.28%	9.77%

The following table sets forth the Bank’s various capital ratios at September 30, 2011 and December 31, 2010.

Tidelands Bank

	September 30,	December 31,
	2011	2010
Leverage ratio	5.44%	6.38%
Tier 1 risk-based capital ratio	6.99%	8.22%
Total risk-based capital ratio	8.26%	9.49%

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

On September 20, 2008, Tidelands Statutory Trust II (“Trust II”), a non-consolidated subsidiary of the Company, issued and sold fixed/floating rate capital securities of the trust, generating proceeds of $6.0 million.  Trust II loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank.  The junior subordinated debentures qualify as Tier I under Federal Reserve Board guidelines.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2011, unfunded commitments to extend credit were $11.4 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2011, there were commitments totaling approximately $153,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 47.1% of our loans were variable rate loans at September 30, 2011 and 73.9% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2011 and December 31, 2010, our liquid assets, which consist of cash and due from banks, amounted to $22.1 million and $27.7 million, or 4.1% and 4.9% of total assets, respectively.  Our available-for-sale securities at September 30, 2011 and December 31, 2010 amounted to $62.6 million and $58.0 million, or 11.7% and 10.1% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $27.7 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We maintain one federal fund purchased line of credit with a correspondent bank totaling $1.5 million.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At September 30, 2011, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $46.1 million and an excess lendable collateral value of approximately $114,000.  In addition, we maintain a line of credit with the Federal Reserve Bank of $53.3 million secured by certain loans in our loan portfolio.

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

The following table sets forth information regarding our rate sensitivity, as of September 30, 2011, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$14,220	$—	$—	$—	$14,220
Investment securities	3,399	8,983	20,237	30,021	62,640
Loans	58,874	70,701	189,499	76,955	396,029
Total interest-earning assets	$76,493	$79,684	$209,736	$106,976	$472,889

Interest-bearing liabilities:
Money market and NOW	$63,465	$—	$—	$—	$63,465
Regular savings	71,470	—	—	—	71,470
Time deposits	55,789	159,189	33,613	46,846	295,437
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	10,000	—	10,000	20,000
Advances from Federal Home Loan Bank	—	—	25,000	9,000	34,000
ESOP borrowings	1,475	—	—	—	1,475
Total interest-bearing liabilities	$200,447	$169,189	$58,613	$72,032	$500,281

Period gap	$(123,954)	$(89,505)	$151,123	$34,944	$(27,392)
Cumulative gap	$(123,954)	$(213,459)	$(62,336)	$(27,392)	$(27,392)

Ratio of cumulative gap to total earning assets	(26.21)%	(45.14)%	(13.18)%	(5.79)%	(5.79)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and acting Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and acting Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Per the FRB Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments.  Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date.  At September 30, 2011, we had unpaid TARP preferred stock dividends in arrears of $544,800.  If we miss nine quarterly dividend payments on the TARP preferred stock, whether or not consecutive, the Treasury will have the right to appoint two directors to the Company’s board of directors until all accrued but unpaid dividends have been paid.  We have deferred the quarterly dividend payments beginning November 2010 through the period ending September 30, 2011.

Item 5. Other Information

As previously disclosed in our report on Form 8-K filed on September 10, 2011, Alan W. Jackson resigned as Executive Vice President, Chief Financial Officer and acting President of the Company and the Bank effective as of September 30, 2011.  Thomas H. Lyles, the Chief Executive Officer of the Company and the Bank, is serving as the acting Principal Financial Officer as of July 1, 2011.

Item 6. Exhibits

31	Rule 13a-14(a) Certification of the Principal Executive Officer and acting Principal Financial Officer

32	Section 1350 Certifications

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss for the nine-month period ended September 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2011	By:	/s/ Thomas H. Lyles
Thomas H. Lyles
Chief Executive Officer and acting
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Rule 13a-14(a) Certification of the Principal Executive Officer and acting Principal Financial Officer

32	Section 1350 Certifications

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the SEC on November 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss for the nine-month period ended September 30, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.