Form 10-K
period 2011-12-31
TIDELANDS BANCSHARES INC
filed 2012-03-29
CIK 1178409

Use these links to rapidly review the document

Item 8: Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-33065

TIDELANDS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction or incorporation of organization)	02-0570232 (I.R.S. Employer Identification No.)
875 Lowcountry Blvd., Mount Pleasant, South Carolina (Address of principal executive offices)	29464 (Zip Code)

Telephone number: (843) 388-8433

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Act: Common Stock, $0.01 par value per share

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of December 31, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $298,970 based upon the closing sales price of $0.08 per share as quoted by Pink OTC Markets' inter-dealer services as an OTCQB security.

         The number of shares outstanding of the issuer's common stock, as of March 29, 2012 was 4,277,176.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after registrant's fiscal year ended December 31, 2011, are incorporated by reference into Part III thereof.

PART I

Item 1.    Business.

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

General Overview

        We are a South Carolina corporation organized in 2002 to serve as the holding company for Tidelands Bank, a state-chartered banking association under the laws of South Carolina headquartered in Mount Pleasant. We opened Tidelands Bank in October 2003 and operate seven full service banking offices located along the coast of South Carolina. We are primarily engaged in the business of accepting demand, savings and time deposits insured by the FDIC and providing commercial, consumer and mortgage loans to the general public. Since our inception, we have focused on serving the banking needs of professionals, entrepreneurs, small business owners and their family members in our South Carolina coastal markets. As of December 31, 2011, we had total assets of $534.1 million, net loans of $369.3 million, deposits of $445.5 million and shareholders' equity of $14.1 million.

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

        The following table shows key demographic information about our market areas:

Tidelands Bank			Total Market Area
	As of December 31, 2011		Total Deposits in Market Area(2)					Projected Growth in Median Household Income(5)
Market Area(1)	Retail Deposits	Net Loans		Deposit Growth(3)	2010 Population(4)	Projected Population Growth(5)	Median Household Income(4)
	($ in millions)
Charleston (4 branches)	$248.3	$282.2	$9.4B	30.5%	671,833	1.98%	$51,065	2.40%
Hilton Head (1 branch)	$71.3	$32.3	$3.1B	12.1%	186,450	2.41%	$59,404	2.01%
Myrtle Beach (2 branches)	$125.9	$54.8	$5.4B	12.6%	343,448	3.66%	$45,414	2.56%

Total	$445.5	$369.3

(1)
The Charleston market area is comprised of Charleston County, Dorchester County and Berkeley County; the Hilton Head market area is comprised of Beaufort County and Jasper County; and the Myrtle Beach market area is comprised of Horry County and Georgetown County.

(2)
Based on FDIC data as of June 30, 2011.

(3)
Based on FDIC data for the period June 30, 2005 through June 30, 2011.

(4)
As of 2011, per SNL Financial.

(5)
Projected for the period 2011-2015; per SNL Financial.

        Since 2008, markets in the United States, including our market areas, have experienced extreme volatility and disruption. According to the National Bureau of Economic Research, the United States entered an economic recession in December 2007. Declining real estate values and rising unemployment levels have strained most sectors of the economy. Although not immune from these economic realities, we believe that the Charleston economy remains diverse and well positioned for recovery. According to the Charleston Metro Chamber of Commerce, each year more than four million people visit Charleston because of its world class shopping and dining and historical attractions. For 18 consecutive years, readers of Condé Nast Traveler magazine honored Charleston as a Top 10 travel destination in the U.S. with the No. 2 slot—topped only by San Francisco. This ranking maintains Charleston's spot as a premier east coast destination. Late in 2011, Conde Nast honored Charleston with the No. 1 slot as the top rated travel destination in the U.S.

        Recent economic expansion in the manufacturing sector includes Boeing's building a second final assembly plant for the new 787 Dreamliner. The company broke ground on the 584,000-square-foot facility near its existing factory in early 2010, and assembly began in 2011. GE Aviation and the SKF Group, one of the world's largest producers of jet engine bearings, recently opened a new facility in Charleston to manufacture and repair jets. In October 2008, Google opened a new $600 million data center facility in the Charleston area that employees approximately 200 people. In late 2007, DuPont announced a planned $500 million investment at its facility in Berkeley County to significantly expand production of high-performance Kevlar® para-aramid brand fiber for industrial and military uses.

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

        The Myrtle Beach area, also known as South Carolina's Grand Strand, is a 60-mile stretch of coastline extending from the South Carolina state line at Little River (Horry County) south to Pawleys Island (Georgetown County). In recent years, both The Wall Street Journal and Money magazine rated the Grand Strand as one of the nation's top retirement locations. In recent years, the American Automobile Association has ranked the area as the nation's second most popular tourist destination. In 2009, the Myrtle Beach Chamber of Commerce estimated that over 13.7 million people visited the area. In 2011, trip advisor named Myrtle Beach as the top best beach in the U.S. U.S. News and World Report honored Myrtle Beach as the sixth best family vacation spot. Because tourism for the budget conscious traveler plays such a vital role in its local economy, we anticipate that Myrtle Beach will be our slowest market to recover from the recent economic downturn.

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

        As we move beyond our seventh anniversary, we have established a community banking franchise consisting of seven full service banking offices in selected markets along the coast of South Carolina. We have been careful to expand by opening new facilities only after we have identified an attractive market and hired experienced local bankers to manage our operations. Six of our seven full service banking offices have opened since April 2007 and, as of December 31, 2011 these offices averaged approximately $61.4 million in retail deposits. During the year ended December 31, 2011, we generated $76.6 million in local retail deposits through our branch network.

        Our goal is to continue to reduce our dependence on wholesale deposits and increase retail deposits in our local markets to fund our future growth. We eliminated our wholesale deposits as of December 31, 2011 compared to $3.5 million or 0.7% of total deposits at December 31, 2010. Going forward, we believe retail deposit growth will be the primary component of our funding sources. Our retail deposits decreased to $445.5 million at December 31, 2011 from $477.5 million at December 31, 2010. Retail deposits represented 99.3% of our total deposits at December 31, 2010.

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

Lending Activities

        General.    We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans. Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. We have focused our lending activities primarily on the professional market, including doctors, dentists, small business owners and commercial real estate developers. At December 31, 2011, we had total loans of $379.6 million, representing 76.9% of our total earning assets. The average loan size was approximately $241,000. As of December 31, 2011, we had 117 nonperforming loans totaling approximately $61.3 million, or 16.1% of total loans. The average size of our non-performing loans at December 31, 2011 was approximately $524,000.

        At December 31, 2011, our loan portfolio and nonperforming assets was comprised of the following:

	Loans		Nonperforming Assets
	Balance December 31, 2011	% of Loans	Non-accrual Loans	Other Real Estate	Total Non-performing Assets
	(dollars in thousands)
Real estate mortgage	$278,532	73.2%	$21,633	$11,310	$32,943
Real estate construction	78,741	20.7%	11,757	7,596	19,353
Commercial and industrial	19,841	5.2%	861	—	861
Consumer	3,195	0.9%	41	—	41

	$380,309	100.0%	$34,292	$18,906	$53,198

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

        As of December 31, 2011, loans secured by first or second mortgages on real estate comprised approximately $278.5 million, or 73.2%, of our loan portfolio. These loans will generally fall into one of two categories: residential real estate loans or commercial real estate loans.

        At December 31, 2011, our real estate mortgage loan portfolio and nonperforming assets was comprised of the following:

	Loans			Nonperforming Assets
	Balance December 31, 2011	% of Loan Category	% of Total Loans	Non-accrual Loans	Other Real Estate	Total Non-performing Assets
	(dollars in thousands)
Real Estate Mortgage Loans
Residential Real Estate
Income Producing Properties	$33,660	12.1%	8.9%	$3,592	$3,563	$7,155
Owner-occupied
First Lien	50,746	18.2%	13.3%	4,241	1,143	5,384
Junior Lien	31,221	11.2%	8.2%	2,926	639	3,565
Speculative	3,153	1.1%	0.8%	542	2,668	3,210

Total Residential Real Estate	118,780	42.6%	31.2%	11,301	8,013	19,314

Commercial Real Estate
Income Producing Properties	70,534	25.3%	18.6%	3,000	2,850	5,850
Owner-occupied
First Lien	72,666	26.1%	19.1%	5,437	372	5,809
Junior Lien	2,068	0.8%	0.5%	—	—	—
Speculative	5,337	1.9%	1.4%	1,419	—	1,419
Multi-family	9,147	3.3%	2.4%	476	75	551

Total Commercial Real Estate	159,752	57.4%	42.0%	10,332	3,297	13,629

Total Real Estate Mortgage Loans	$278,532	100.0%	73.2%	$21,633	$11,310	$32,943

  •
  Residential Real Estate Loans.    We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit. With respect to fixed and adjustable rate long-term residential real estate loans with terms of up to 30 years, we typically only originate these loans for third-party investors. At December 31, 2011, residential real estate mortgage loans amounted to $118.8 million, or 31.2% of our loan portfolio. Included in these loans were $82.0 million, or 69.0% of our residential real estate loan portfolio, in first and second mortgages on individuals' homes, of which $30.6 million, or 28.3% of our residential real estate loan portfolio, was in home equity loans. At December 31, 2011, non owner-occupied loans amounted to $36.8 million, or 31.0% of our residential real estate portfolio, of which $33.7 million, or 28.3% of our residential real estate portfolio, was in income producing properties. At December 31, 2011, our residential real estate loans balances ranged up to $3.3 million, with an average loan balance of approximately $214,000. The majority of these loans are made on owner-occupied properties. The non owner-occupied loans had an average size of approximately $272,000. At the inception of the loan, we generally limit the loan-to-value ratio on our residential real estate loans to 85%. At December 31, 2010, our owner-occupied residential real estate secured by first and second mortgages ranged up to approximately $4.3 million with an average balance of approximately $263,000. Our underwriting criteria for and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, and we generally limit the extension of credit to less than 75% of the available equity of each property.

  •
  Commercial Real Estate Loans.    At December 31, 2011, commercial real estate mortgage loans amounted to $159.8 million, or approximately 42.0% of our loan portfolio. Included in these loans was $74.7 million, or 46.8% of our commercial real estate loan portfolio, in first and second liens. At December 31, 2011, non owner-occupied loans amounted to $85.0 million, or 53.2% of our commercial real estate portfolio, of which $72.7 million, or 45.4% of our commercial real estate portfolio, was in income producing properties. At December 31, 2011, the outstanding balances on individual commercial real estate loans ranged up to $4.8 million with an average size of approximately $649,000. At December 31, 2010, our owner-occupied commercial real estate loans secured by first and second mortgages ranged up to $4.8 million with an average balance of approximately $843,000. We maintain loan relationships in excess of this size but have participated credits to correspondent banks to reduce our exposure to single large lending relationships. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower's cash flow exceeds 125% of monthly debt service obligations. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

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

        At December 31, 2011, our real estate construction loans and nonperforming assets amounted to $78.7 million, or 20.7% of our total loan portfolio, and were comprised of the following:

	Loans			Nonperforming Assets
	Balance December 31, 2011	% of Loan Category	% of Total Loans	Non- accrual Loans	Other Real Estate	Total Non- performing Assets
	(dollars in thousands)
Real Estate Construction Loans
Residential
Land
R/E Vacant Land—Commercial	$6,894	8.8%	1.8%	$653	$2,456	$3,109
R/E Vacant Land—Consumer	90	0.1%	0.0%	—	—	—
R/E Lot Loan—Commercial	174	0.2%	0.1%	—	671	671
R/E Lot Loan—Consumer	1,004	1.3%	0.2%	220	—	220
Speculative	37,630	47.8%	9.9%	6,218	2,924	9,142

Total Land	45,792	58.2%	12.0%	7,091	6,051	13,142

Construction
Owner-occupied
R/E Pre-sold—Commercial	—	—	0.0%	—	—	—
R/E Res—Consumer	800	1.0%	0.2%		304	304
Speculative
R/E Speculative—Commercial	886	1.0%	0.2%	—	—	—
R/E Speculative—Consumer	—	—%	—%	—	—	—

Total Construction	1,686	2.1%	0.4%		304	304

Total R/E Residential Construction	47,478	60.3%	12.4%		6,355	13,446

Commercial
Land
Vacant Land	260	0.3%	0.1%		544	544
Speculative	24,959	31.7%	6.6%	4,331	697	5,028
Construction
Owner-occupied	3,351	4.3%	0.9%	335	—	335
Speculative	2,692	3.4%	0.7%	—	—	—

Total R/E Commercial Construction	31,262	39.7%	8.3%	4,666	1,241	5,907

Total Real Estate Construction	$78,740	100.0%	20.7%	$11,757	$7,596	$19,353

        Residential land loans are made to both commercial entities and consumer borrowers for the purpose of financing land upon which to build a residential home. At December 31, 2011, total real estate construction loans ranged up to $3.7 million, with an average balance of approximately $279,000.

        Residential land loans are reclassified as residential construction loans once construction of the residential home commences. These loans are further categorized as (i) pre-sold commercial, which is a loan to a commercial entity with a pre-identified buyer for the finished home, (ii) owner-occupied consumer, which is a loan to an individual who intends to occupy the finished home and (iii) non owner-occupied commercial (speculative), which is a loan to a commercial entity intending to lease or sell the finished home. At December 31, 2011, residential land loans ranged up to $2.6 million, with an average balance of approximately $224,000. At December 31, 2011, residential construction loans ranged up to $451,000 with an average balance of approximately $94,000.

        Commercial land loans are made to commercial entities for the purpose of financing land upon which to build a commercial project. These loans are for projects that typically involve small and medium sized single and multi-use commercial buildings. At December 31, 2011, these loans ranged up to $3.7 million, with an average balance of approximately $467,000.

        Commercial construction loans are made to the borrower for the purpose of financing the construction of a commercial development. These loans are further categorized depending on whether the borrower intends to occupy the finished development (owner-occupied) or whether the borrower intends to lease or sell the finished development (non owner-occupied). At December 31, 2011, these loans ranged up to $2.5 million, with an average balance of approximately $1.0 million.

        Commercial and Industrial Loans.    At December 31, 2011, these loans amounted to $19.8 million, or 5.2% of our total loan portfolio. At December 31, 2011, outstanding balances on these loans ranged up to $900,000 with an average loan balance of approximately $85,000. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas. These loans are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

        We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration's ("SBA") 7(a) program and SBA's 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan. As of December 31, 2011, we had not originated any small business loans utilizing government enhancements.

        Consumer Loans.    At December 31, 2011, consumer loans amounted to $3.2 million, or 0.9% of our loan portfolio. At December 31, 2011, the outstanding balance on our individual consumer loans ranged up to approximately $294,000, with an average loan balance of approximately $12,000. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

        Loan Portfolio Composition.    We provide loans for various uses, including commercial and residential real estate, business purposes, personal use, home improvement, automobiles, as well as letters of credit and home equity lines of credit. Historically, we have had a concentration of commercial real estate and acquisition, development and construction loans. Our strategy going forward is to diversify our loan portfolio by focusing on increases in our owner-occupied lending. We will also strive to continue to limit the amount of our loans to any single customer. At December 31, 2011, we had approximately 1,576 loans, with an average loan balance of approximately $242,000. As of December 31, 2011, our 10 largest customer loan relationships represented approximately $62.7 million, or 16.4% of our loan portfolio. We believe that operating in three separate and distinct market areas along the South Carolina coast will provide long-term loan portfolio diversification. At December 31, 2011, our loan portfolio was positioned within our major markets as follows: Charleston—76.5%; Myrtle Beach—14.8%; Hilton Head—8.7%. As market conditions improve, we believe that the diversity of economic activity in our primary markets will tend to mitigate economic volatility, which, together with the variety of purposes for which we make loans, will reduce our risks of loss.

        Underwriting.    When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our veteran bankers' intimate knowledge of our markets. We have a disciplined approach to underwriting and focus on multiple sources of repayment, including personal guarantees. Our underwriting standards vary for each type of loan. While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of bank capital, or $34.1 million at December 31, 2011. As such, $109.6 million, or 28.8%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 142 loans totaling approximately $66.7 million as of the dates of renewal had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of capital. At December 31, 2011, $64.4 million of our commercial loans, or 188.9% of the bank's capital, exceeded the supervisory loan-to-value ratio. The exceptions are approved based on a combination of debt service ability, liquidity and overall balance sheet strength of the borrower. The frequency of pre-approved exceptions has decreased due to the erosion in potential borrowers' balance sheet strength, liquidity and income due to the current economic conditions. We expect this declining trend to continue while economic conditions remain recessionary. Recently, however, we have experienced an increase in unintended loan-to-value exceptions in existing bank loans due to updated appraisals on loans, where the value of the applicable collateral, has decreased.

        Loan Approval.    Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be reviewed by an officer with a higher lending authority. Between the Chief Executive Officer, Senior Credit Officer and Chief Credit Officer, any two may combine their authority to approve credits up to $1.5 million. If the loans exceed $1.5 million, then a loan committee comprised of Mr. Lyles and four outside directors may approve the loans up to 10% of the bank's capital and surplus. All loans in excess of this lending limit will be submitted for approval to the entire board of directors of the bank. We do not make any loans to any director, executive officer, or principal shareholder, and the related interests of each, of the bank unless the loan is approved by the disinterested members of the board of directors of the bank and is on terms not more favorable to such person than would be available to a similarly situated person not affiliated with the bank.

        Credit Administration and Loan Review.    We maintain a continuous loan review process. We apply a credit grading system to each loan, and utilize an independent consultant on an annual basis to review the loan underwriting on a test basis to confirm the grading of each loan. Each loan officer is responsible for each loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer. We also maintain a separate construction loan management department that operates independently from our lenders and is responsible for authorizing draws and the continuing oversight during the construction process.

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

        Lending Limits.    Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. This limit will increase or decrease as the bank's capital increases or decreases. Based upon the capitalization of the bank at December 31, 2011, our legal lending limit was approximately $5.9 million. We maintained an internal lending limit of $5.2 million. Historically, we have been able to sell participations in our larger loans to other financial institutions, which has allowed us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits. In the current economic environment, however, it has been difficult to sell participations to other financial institutions. We expect to sell participations only on a limited basis going forward.

Deposit Products

        We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas. In addition, we offer certain retirement account services, such as IRAs. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our branch infrastructure will assist us in obtaining retail deposits from local customers in the future. Our total deposits decreased by $35.5 million, and retail deposits decreased by $32.0 million from $477.5 million at December 31, 2010 to $445.5 million at December 31, 2011 as we reduced our use of wholesale funding. Our retail deposits at December 31, 2011 were 100% of our total deposits compared to 99.3% of our total deposits at December 31, 2010.

        The following table shows our deposit mix at December 31, 2011 and December 31, 2010:

	At December 31, 2011		At December 31, 2010		Year-Over-Year Change
		Percentage of Total		Percentage of Total			Average Rate for 2011
	Amount		Amount		Amount	Percentage
	(dollars in thousands)
Retail Deposits
Noninterest bearing demand deposits	$12,283	2.8%	$14,574	3.0%	$(2,291)	(15.7)%	—%
Interest bearing demand deposits	23,492	5.2%	26,474	5.5%	(2,982)	(11.3)%	0.73%
Savings and money market accounts	111,284	25.0%	142,644	29.7%	(31,360)	(22.0)%	0.90%
Time deposits less than $100,000	115,322	25.9%	117,503	24.4%	(2,181)	(1.9)%	1.75%
Time deposits greater than $100,000	183,133	41.1%	176,293	36.7%	6,840	3.9%	1.51%

Total Retail Deposits	445,514	100.0%	477,488	99.3%	(31,974)	(6.7)%	1.32%

Wholesale Deposits
Savings and money market accounts	—	—%	—	—%	—	N/A	—%
Time deposits less than $100,000	—	—%	3,505	0.7%	(3,505)	(100.0)%	3.42%
Time deposits greater than $100,000	—	—%	—	—%	—	N/A	—%

Total Wholesale Deposits	—	—%	3,505	0.7%	(3,505)	(100.0)%	3.42%

Total Deposits	$445,514	100.0%	$480,993	100.0%	$(35,479)	N/A	1.32%

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

        As of June 30, 2011, there were 29 financial institutions other than us in the Charleston market area, 24 in the Myrtle Beach market area and 24 in the Hilton Head market area. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, Wells Fargo and South Carolina Bank & Trust. These institutions offer some services, such as extensive and established branch networks and trust services, which we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

        As of December 31, 2011, we had 73 full-time employees and 3 part-time employees.

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

        Change in Control.    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company controls 25% or more of any class of our voting securities. A rebuttable presumption of control arises under the Change in

Bank Control Act if a person or company controls 10% or more (but less than 25%) of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. We are an insured depository institution within the meaning of the Change in Bank Control Act and our common stock is registered under Section 12 of the Securities Exchange Act of 1934. Accordingly, control is also presumed to exist, subject to rebuttal, if a person or company controls 10% or more of any class of our voting securities. Finally, under the Federal Reserve's current policy guidelines, control is also presumed to exist for purposes of the Bank Holding Company Act, subject to rebuttal, if an investor controls one-third or more of our total equity (including any nonvoting equity held by the investor) or controls 15% or more of any class of our voting securities.

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

        As of December 31, 2011, the bank was deemed to be "adequately capitalized." As further described below, the bank entered into a Consent Order, effective December 28, 2010, with the FDIC and the State Board which, among other things, requires the bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days from the effective date of the Consent Order. As of December 31, 2011, the bank was not considered to be in compliance with the minimum capital requirements established in the Consent Order.

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

        Due to the large number of recent bank failures, and the FDIC's new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution's assessment base for the second quarter of 2009. In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2011 through and including 2012 to re-capitalize the Deposit Insurance Fund. The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution. We did not request exemption from the prepayment requirement. During 2011, we expensed $1.3 million in deposit insurance. The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011.

        FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the first quarter of 2011, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

        Beginning in the second half of 2007 and continuing through 2011, the financial markets were beset by significant volatility associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets. The volatility has been exacerbated by a significant decline in the value of real estate in our coastal markets. As of December 31, 2011, approximately 73.7% of our loans were secured by real estate mortgages. The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A further weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability, asset quality and ultimately our capital levels. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder's equity could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction lending.

        Commercial real estate, commercial and industrial and construction lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2011, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate—42.0%, commercial and industrial—5.2%, residential construction—12.4%, and commercial construction—8.3%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

        As of December 31, 2011, our outstanding commercial real estate loans were equal to 483% of our total capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our losses could increase.

        Our success depends, to a significant extent, on the quality of our assets, particularly loans. Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. The risk of loss varies with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan and, for many of our loans, the value of the real estate and other assets serving as collateral. Management makes various assumptions and judgments about the collectability of our loan portfolio after considering these and other factors. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and nonaccruals, national and local economic conditions and other pertinent information, including the results of external loan reviews. Despite our efforts, our loan assessment techniques may fail to properly account for potential loan losses, and, as a result, our established loan loss reserves may prove insufficient. If we are unable to generate income to compensate for these losses, they could have a material adverse effect on our operating results.

        In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds. As of December 31, 2011, we had 93 loans on nonaccrual status totaling approximately $34.3 million, and our allowance for loan loss was $10.3 million. For the year ended December 31, 2011, we recorded $10.6 million as a provision for loan losses, compared to $16.3 million in 2010. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

        Under the EESA, which was enacted on October 3, 2008, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the CPP, the U.S. Treasury committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions. The EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009, which was permanently increased to $250,000 under the Dodd-Frank Act.

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

        Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2012. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that our common stock will continue to be traded in an active market.

        Our common stock is currently quoted by the Pink OTC Markets' inter-dealer quotation service as an OTCQB security. Trading of securities on the Pink OTC market is generally limited and is effected on a less regular basis than our exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our stock. If an active public trading market cannot be sustained, the trading price of our common stock could be adversely affected and your ability to transfer your shares of our common stock may be limited.

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

        We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Pursuant to the Consent Order, the bank is required to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days. As of December 31, 2011, the bank is not in compliance with the capital requirements established in the Consent Order. We may at some point need to raise additional capital to comply with the Consent Order, support our operations, and protect against any further deterioration in our loan portfolio. In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so. We may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

        As of December 31, 2011, approximately $75.1 million of our loans, or 220.0% of our bank's capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 142 loans totaling approximately $66.7 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of a bank's capital. At December 31, 2011, $51.3 million of our commercial loans, or 150.4% of our bank's capital, exceeded the supervisory loan to value ratio. As of December 31, 2011, approximately 12.1% of the loans in our portfolio included collateral exceptions to our loan policies, which exceeds the 10% suggested by regulatory guidance. As a result of these exceptions, those loans may have a higher risk of loss than the other loans in our portfolio that fully comply with our loan policies. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice. Although we have taken steps to reduce the number of exceptions in our loan portfolio, we may not be successful in reducing the number of exceptions in our loan portfolio.

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

        The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008. Rates remained steady for 2011. On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates. Approximately 44.9% of our loans were variable rate loans at December 31, 2011. The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates. However the interest that we earn on our assets may not change in the same amount or at the same rates as the interest rates we must pay on our sources of funds. Accordingly, increases in interest rates may reduce our net interest income due to increasing costs of funds. In addition, an increase in interest rates may decrease the demand for loans. Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

        Increased nonperforming loans and the decrease in interest rates reduced our net interest income during 2011 and could cause additional pressure on net interest income in future periods. This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market areas. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Higher FDIC Deposit Insurance premiums and assessments that we are required to pay could have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

        As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Due to the large number of recent bank failures, and the FDIC's new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution's assessment base for the second quarter of 2009. In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and through and including 2012 to re-capitalize the Deposit Insurance Fund, unless the FDIC exempted the institution from the prepayment requirement upon a determination that the prepayment would adversely affect the safety and soundness of the institution. We did not request exemption from the prepayment requirement. During 2011, we expensed $1.3 million in deposit insurance.

        In February 2011, the FDIC approved two rules that amend the deposit insurance assessment regulations. The first rule implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system were effective as of April 1, 2011 and were payable at the end of September 2011.

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

        Traditionally, the primary sources of funds of our bank subsidiary have been customer deposits and loan repayments. As of December 31, 2011, we had no brokered deposits. Because of the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks. The bank's credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are adequately capitalized, we are required to pledge additional collateral for FHLB advances.

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

        Thomas H. Lyles, our president and chief executive officer, has extensive and long-standing ties within our market areas and substantial experience with our operations, which has contributed significantly to our business. If we lose the services of Mr. Lyles, he would be difficult to replace, and our business and development could be materially and adversely affected.

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

        We are limited in the amount we can loan a single borrower by the amount of the bank's capital. Our legal lending limit is 15% of the bank's capital and surplus, or $5.9 million at December 31, 2011. Our internal lending limit was $5.2 million at December 31, 2011. This is significantly less than the limit for our larger competitors and may affect our ability to seek relationships with larger businesses in our market areas. We have been able to sell participations in our larger loans to other financial institutions, which has allowed us to meet the lending needs of our customers requiring extensions of credit in excess of these limits. In the current economic environment, however, it has been difficult to sell participations to other financial institutions. We expect to sell participations only on a limited basis going forward.

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

        The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which we summarize in our Annual Report on Form 10-K for the year ended December 31, 2011, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider "critical" because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures. For example, material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

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

        In addition, the CPP Purchase Agreement provides that before December 19, 2010, unless we have redeemed the Series T Preferred Stock or the Treasury has transferred the Series T Preferred Stock to a third party, we must obtain the consent of the Treasury to (1) declare or pay any dividend or make any distribution on our common stock, or (2) redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock.

The warrant we issued to the Treasury may be dilutive to holders of our common stock.

        The ownership interest of the existing holders of our common stock will be diluted to the extent the CPP Warrant is exercised. The shares of common stock underlying the warrant represent approximately 11.8% of the shares of our common stock outstanding as of March 29, 2012 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant will not be bound by this restriction.

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

Type of Office	Location	Year Opened	Total Retail Deposits as of December 31, 2011	Leased or Owned
Main Office	875 Lowcountry Boulevard in Mount Pleasant, South Carolina	2004	$76,878,794	Leased
Summerville Branch Office	1510 Trolley Road in Summerville, South Carolina	2007	$43,654,201	Owned
Myrtle Beach Branch Office	1312 Professional Drive in Myrtle Beach, South Carolina	2007	$69,321,138	Leased
Park West Branch Office—Mount Pleasant	1100 Park West Blvd. in Mount Pleasant, South Carolina	2007	$16,787,490	Owned
West Ashley Branch Office—Charleston	946 Orleans Road in Charleston, South Carolina	2007	$42,852,000	Leased
Bluffton Branch Office	52 Burnt Church Road in Bluffton, South Carolina	2008	$71,349,992	Leased
Murrells Inlet Branch Office	11915 Plaza Drive in Murrells Inlet, South Carolina	2008	$56,605,061	Leased
Operations Center	840 Lowcountry Boulevard in Mount Pleasant, South Carolina	2007	N/A	Owned
Corporate Headquarters	830 Lowcountry Boulevard in Mount Pleasant, South Carolina	2011	N/A	Owned
Okatie Crossing Branch Site	15 Baylor Brooke Drive in Bluffton, South Carolina	Construction Pending(1)	N/A	Owned

(1)
Construction of ATM to be completed in 2012.

Item 3.    Legal Proceedings.

        From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

        Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

        In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. and Tidelands Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer. The lawsuit alleges causes of action for breach of employment contract, fraud and negligent misrepresentation and asks for actual damages, punitive damages and attorneys' fees. Mr. Coffee is seeking actual damages of $780,000 related to a severance payment that Mr. Coffee claims is due under his employment contract. The bank and holding company are prohibited from making any payments to Mr. Coffee without the FDIC's approval, and the FDIC has informed the bank that it does not approve of any such severance payments being made to Mr. Coffee. Mr. Coffee is also seeking continuation of certain insurance benefits. The lawsuit is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

        In connection with our public offering in October 2006, our common stock was approved for listing on The NASDAQ Global Market under the symbol "TDBK." Prior to October 2006, our common stock was quoted on the OTC Bulletin Board under the symbol "TDBK.OB." On June 16, 2011 we were delisted from the NASDAQ Global Market. We are currently quoted by the Pink OTC markets' inter-dealer quotation service as an OTCQB security under the symbol "TDBK.PS" As of December 31, 2011, we had approximately 462 shareholders of record ..

        The following table shows the reported high and low bid prices for shares of our common stock as reported by the Pink OTC markets' inter-dealer quotation service for the periods indicated.

	High	Low
2011
Fourth Quarter	$0.28	$0.02
Third Quarter	0.28	0.12
Second Quarter	0.67	0.13
First Quarter	1.96	0.60
2010
Fourth Quarter	$1.40	$1.00
Third Quarter	1.84	1.00
Second Quarter	2.64	0.96
First Quarter	3.96	2.50

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

        In addition, the CPP Purchase Agreement provides that before December 19, 2010, unless we have redeemed the Series T Preferred Stock or the Treasury has transferred the Series T Preferred Stock to a third party, we must obtain the consent of the Treasury to declare or pay any dividend or make any distribution on our common stock.

        Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures. As of December 31, 2011, we had approximately $14.4 million of junior subordinated debentures outstanding. Beginning with the fourth quarter 2010 payment, we have elected to defer our payments on the junior subordinated debentures. We have the right to defer payment of interest on the junior subordinated debentures for a period not to exceed

20 consecutive quarters. If we defer, or fail to make, interest payments on the junior subordinated debentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures.

Equity Compensation Plan Information

        The following table sets forth the equity compensation plan information at December 31, 2011. All stock option information has been adjusted to reflect all prior stock splits and dividends. As of December 31, 2011, all options that had been previously granted were voluntarily forfeited by each employee, officer and director grantee.

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

Item 6.    Selected Financial Data.

        Not applicable

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Our discussion and analysis for the years ended December 31, 2011, 2010 and 2009 is based on our audited financial statements for such periods. The following discussion describes our results of operations for the year ended December 31, 2011 as compared to December 31, 2010 and 2009, and also analyzes our financial condition as of December 31, 2011 as compared to December 31, 2010.

Overview

        We were incorporated in January 2002 to organize and serve as the holding company for Tidelands Bank. As of December 31, 2011, we had total assets of $534.1 million, loans of $379.6 million, deposits of $445.5 million, and shareholders' equity of $14.1 million.

        The following table sets forth selected measures of our financial performance for the periods indicated.

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Net loss available to common shareholders	$(10,056)	$(16,504)	$(11,183)
Total assets	534,116	571,290	775,412
Total net loans	369,323	426,229	474,990
Total deposits	445,514	480,993	591,549
Shareholders' equity	14,058	23,643	38,925

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

  •
  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the "TLGP"), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primary components that are available on a voluntary basis to financial institutions:

  •
  The Transaction Account Guarantee Program ("TAGP"), which provided unlimited deposit insurance coverage through December 31, 2011 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 15 to 25 basis points fee (annualized), according to the institution's risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place; and

  •
  The Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012. Issuers electing to participate would pay a 75 basis point fee for the guarantee. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") described below, the voluntary TAGP program ended in December 31, 2010, and all institutions are required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012.

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

  •
  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2011 (the "Act"). The Small Business Lending Fund (the "SBLF"), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the

    U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution's common stock. The application deadline for participating in the SBLF is March 31, 2011. We do not currently plan to participate in the SBLF.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of December 31, 2011.

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

Recent Regulatory Development

  I.
  Federal Reserve Board

        As reported in our Current Report on Form 8-K filed on March 22, 2011, the Company entered into a written agreement (the "FRB Agreement") with the Federal Reserve Bank of Richmond ("FRB") on March 18, 2011. The FRB Agreement is designed to enhance the Company's ability to act as a source of strength to the Bank. The Bank's lending and deposit operations continue to be conducted in the usual and customary manner, and all other products, services and hours of operation remain the same. All Bank deposits will remain insured by the FDIC to the maximum extent allowed by law.

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

        The Company has submitted, and the FRB has approved, a written plan designed to maintain sufficient capital at the Company on a consolidated basis. Although the FRB Agreement does not contain specific target capital ratios or specific timelines, the FRB did require the plan to address the Company's and Bank's current and future capital requirements, the adequacy of the Bank's capital, the source and timing of additional funds to satisfy the Company's and the Bank's future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

        The Company also agreed to comply with certain notice provisions set forth in the Federal Deposit Insurance Act and Board of Governors' Regulations in appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position. The Company is also required to comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations. The Company is providing quarterly progress reports on all provisions of the FRB Agreement.

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

  •
  Achieve and maintain, within 150 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. The bank is in the process of complying with this requirement.

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

  •
  Eliminate, within 30 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified "Loss," and during the Consent Order, within 30 days of receipt of any Report of Examination, eliminate by collection, charge-off, or other proper entry, the remaining balance of any assets classified as "Loss" and 50% of those assets classified "Doubtful". This requirement has been completed by the bank. This is a continuing requirement that the Bank is in compliance with.

  •
  Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce the Bank's risk exposure in relationships with assets in excess of $500,000 criticized as "Substandard" in the Report of Examination. The plan must require a reduction in the aggregate balance of assets criticized as "Substandard" in accordance with the following schedule: (i) within 180 days, a reduction of 25% in the balance of assets criticized "Substandard; (ii) within 360 days, a reduction of 45% in the balance of assets criticized "Substandard; (iii) within 540 days, a reduction of 60% in the balance of assets criticized "Substandard; and (iv) within 720 days, a reduction of 70% in the balance of assets criticized "Substandard." The Bank is in compliance with this ongoing requirement.

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

  •
  Adopt, within 60 days from the effective date of the Consent Order, an effective internal loan review and grading system to provide for the periodic review of the Bank's loan portfolio in order to identify and categorize the Bank's loans, and other extensions of credit which are carried on the Bank's books as loans, on the basis of credit quality. This requirement has been completed by the bank.

  •
  Perform, within 60 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank's concentrations of credit and develop a written plan to reduce any segment of the portfolio which the supervisory authorities deem to be an undue concentration of credit in relation to Tier 1 capital. This requirement has been completed by the bank.

  •
  Review and establish, within 60 days from the effective date of the Consent Order, a policy to ensure the adequacy of the Bank's allowance for loan and lease losses, which must provide for a review of the Bank's allowance for loan and lease losses at least once each calendar quarter. This requirement has been completed by the bank.

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

  •
  Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities. The Bank is in compliance with this ongoing requirement.

  •
  Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b), and, within 60 days of the effective date of the Consent Order, submit a written plan to the supervisory authorities for eliminating reliance on brokered deposits. This requirement has been completed by the bank.

  •
  Limit asset growth to 10% per annum. The Bank is in compliance with this ongoing requirement.

  •
  Adopt, within 60 days of the effective date of the Consent Order, an employee compensation plan after undertaking an independent review of compensation paid to all the Bank's senior executive officers, as defined at Section 301.101(b) of the FDIC Rules and Regulations. This requirement has been completed by the bank.

  •
  Furnish, within 30 days from the end of the first quarter following the effective date of the Consent Order, and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order. The Bank is in compliance with this ongoing requirement.

        We have taken all actions necessary to date to comply with the requirements of both the FRB Agreement and the Consent Order. Most of the provisions, except for four have been completed. These four are improving and are on schedule to be in compliance or completed. Capital levels are below the thresholds of 10% for Total Risk-Based Capital and 8% for Tier 1 Leverage Capital.

        The Bank presents monthly updates to the Board of Directors regarding compliance with the FRB agreement and the Consent Order, and quarterly updates to the regulators on all provisions. We continue to focus our efforts on meeting the objectives in these two documents designed to improve the Bank's financial condition and enable the Bank to meet regulatory requirements.

        The determination of our compliance with the regulatory requirements will be made by the FDIC and the South Carolina State Board. Failure to comply with the requirements could result in additional regulatory pressures and, if the Bank is unable to comply could, ultimately lead to further action by the FDIC including the bank being taken into receivership by the FDIC.

Results of Operations

Income Statement Review

Summary

        Our net loss available to common shareholders was approximately $10.1 million for the year ended December 31, 2011, compared to losses of $16.5 million and $11.2 million for the years ended December 31, 2010 and 2009, respectively. The pre-tax loss for the year ended December 31, 2011 was $9.2 million compared to $15.6 million and $6.9 million for the years ended December 31, 2010 and 2009, respectively. We recorded provisions for loan losses of $10.6 million, $16.3 million and $14.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. For 2011, we recorded an income tax benefit of $48,692. For the year ended December 31, 2010, there was no income tax expense or benefit, reflective of establishing a valuation allowance for deferred tax assets previously recorded and currently determined, compared to a $3.4 million tax charge in 2009. Despite a net loss before income tax, the increase in tax expense for the year ended December 31, 2009 was a result of the company providing for a $5.6 million deferred tax valuation allowance based on our evaluation of the likelihood of our ability to utilize net operating losses in the near term.

        In comparing December 31, 2011 and 2010, net interest income before provision expense decreased $2.7 million, noninterest income increased from $1.6 million for the year ended December 31, 2010 to $3.2 million for the year ended December 31, 2011 while noninterest expense decreased $1.8 million. The decrease in noninterest income is primarily attributable to $1.6 million loss on the extinguishment of wholesale borrowings in 2010. Noninterest expense decreased in 2011 primarily as a result of the $1.4 million decrease in salaries and benefits. From 2009 to 2010, net interest income before provision expense decreased $572,000, noninterest income decreased from $6.3 million to $1.6 million, and noninterest expense increased $1.9 million. Noninterest expense increased in 2010 primarily as a result of the $1.8 million increase in other real estate owned expenses.

Net Interest Income

        During 2011, total assets were reduced by $37.2 million while loans have been reduced by $56.9 million and deposits by $35.5 million. The corresponding levels of income and expense have been reduced accordingly.

        Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio has historically been the primary driver of the increase in net interest income. During the year ended December 31, 2011, our loan portfolio decreased $56.9 million. We anticipate any growth in loans will drive the growth in assets and the growth in net interest income once economic conditions improve. However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

        Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments. At December 31, 2011, loans represented 71.1% of total assets, while securities and federal funds sold represented 18.7% of total assets. While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

        At December 31, 2011, retail deposits represented $445.5 million, or 86.4% of total funding, which includes total deposits plus borrowings. Borrowings represented $69.9 million, or 13.6% of total funding. We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits. Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. We operate seven full service banking offices located along the South Carolina coast. Although we anticipate that our full service banking offices will assist us in meeting these objectives, we believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings. However, we believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

        In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Net interest income decreased $2.7 million as the result of a decrease in investment portfolio revenue of $3.0 million, a decline in loan revenue of $3.0 million partially offset by a decrease in funding costs of $3.3 million as compared to tthe prior period. For the years ended December 31, 2011, 2010 and 2009, average interest-earning assets exceeded average interest-bearing liabilities by $12.4 million, $8.0 million, and $15.0 million, respectively.

        The impact of the Federal Reserve's interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings. The net interest margin increased to 3.00% during the year ended December 31, 2011, as a result of the bank reducing the rate and volume of interest bearing liabilities. We believe the stress being exerted on our balance sheet and consequently our earnings is the result of the current economic environment. Our net interest margins for the years ended December 31, 2011, 2010 and 2009 were 3.00%, 2.80% and 2.45%, respectively.

Years Ended December 31, 2011, 2010 and 2009

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the three years ended December 31, 2011, 2010 and 2009, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year.

 Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Earning assets:
Interest bearing balances	$2,266	$—	0.02%	$1,886	$24	1.26%	$2,440	$3	0.11%
Federal funds sold	20,039	59	0.29%	27,043	66	0.24%	9,573	26	0.27%
Taxable investment securities	61,863	1,871	3.02%	125,756	4,850	3.86%	248,568	9,922	3.99%
Non-taxable investment securities.	—	—		939	37	4.02%	3,760	148	3.95%
Loans receivable(1)	409,196	21,220	5.19%	467,951	24,170	5.17%	472,025	25,513	5.40%

Total earning assets	493,364	23,150	4.69%	623,575	29,147	4.67%	736,366	35,612	4.84%

Nonearning assets:
Cash and due from banks	3,329			4,914			11,984
Mortgage loans held for sale	346			479			986
Premises and equipment, net	22,795			20,560			19,054
Other assets	35,630			31,289			27,828
Allowance for loan losses	(11,165)			(12,046)			(8,367)

Total nonearning assets	50,935			45,196			51,485

Total assets	$544,299			$668,771			$787,851

Interest-bearing liabilities:
Interest bearing transaction accounts	$24,843	182	0.73%	$29,044	285	0.98%	$40,761	643	1.58%
Savings & money market	120,035	1,085	0.90%	193,512	2,637	1.36%	197,356	3,357	1.70%
Time deposits less than $100,000	113,409	1,975	1.74%	166,797	3,160	1.89%	214,135	6,100	2.85%
Time deposits greater than $100,000	178,970	2,735	1.53%	135,009	2,774	2.05%	97,918	3,246	3.31%
Securities sold under repurchase agreement	20,012	977	4.89%	30,514	794	2.60%	63,090	1,053	1.67%
Advances from FHLB	32,466	591	1.82%	44,430	1,208	2.72%	91,075	2,326	2.55%
Junior subordinated debentures	14,434	734	5.09%	14,434	730	5.06%	14,434	774	5.36%
ESOP borrowings	1,548	71	4.56%	1,839	77	4.20%	2,480	57	2.29%
Federal funds purchased	231	—	0.02%	34	1	0.58%	106	1	1.12%
Other borrowings	—	—	—%	—	—	—%	45	2	3.99%

Total interest-bearing liabilities	505,948	8,350	1.65%	615,613	11,666	1.90%	721,400	17,559	2.43%

Noninterest-bearing liabilities:
Demand deposits	14,942			14,988			12,516
Other liabilities	4,800			4,060			4,734
Shareholders' equity	18,609			34,110			49,201

Total liabilities and shareholders' equity	$544,299			$668,771			$787,851

Net interest income		$14,800			$17,481			$18,053

Net interest spread			3.04%			2.77%			2.41%

Net interest margin			3.00%			2.80%			2.45%

(1)
Includes nonaccruing loans

        Our net interest spread was 3.04%, 2.77% and 2.41% for the years ended December 31, 2011, 2010 and 2009, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

        The net interest margin is calculated as net interest income divided by average interest-earning assets. Our net interest margin for the years ended December 31, 2011, 2010 and 2009 was 3.00%, 2.80% and 2.45%, respectively. During 2011, interest-earning assets averaged $493.4 million, compared to $623.6 million in 2010 and $736.4 million in 2009. During the same periods, average interest-bearing liabilities were $505.9 million, $615.6 million and $721.4 million, respectively.

        Net interest income, the largest component of our income, was $14.8 million, $17.5 million and $18.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decreases in 2011and 2010 were as a result of a lower volume in interest earning assets.

        The $2.7 million decrease in net interest income for the year ended December 31, 2011, compared to the same period in 2010, resulted from a $3.0 million decrease in investment portfolio revenue, $2.9 million in declining loan revenue, partially offset by a $3.3 million decrease in funding costs. The $572,000 decrease in net interest income for the year ended December 31, 2010, compared to the same period in 2009, resulted from a decrease of $5.2 million in investment portfolio revenue, $1.3 million in declining loan revenue, partially offset by a $5.9 million decrease in funding costs.

        Interest income for the year ended December 31, 2011 was $23.2 million, consisting primarily of $21.2 million on loans, $1.9 million on investments and interest bearing balances, and $47,000 on federal funds sold. Interest income for the year ended December 31, 2010 was $29.1 million, consisting primarily of $24.2 million on loans, $4.9 million on investments and interest bearing balances, and $66,000 on federal funds sold. Interest income for the year ended December 31, 2009 was $35.6 million, consisting primarily of $25.5 million on loans, $10.1 million on investments and interest bearing balances, and $26,000 on federal funds sold. Interest and fees on loans represented 91.7%, 82.9% and 71.6% of total interest income for the years ended December 31, 2011, 2010 and 2009, respectively. Income from investments, federal funds sold and interest bearing balances represented 8.3%, 17.1% and 28.4%, of total interest income for the years ended December 31, 2011, 2010 and 2009, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 82.9%, 75.0% and 64.1% of average interest-earning assets for the years ended December 31, 2011, 2010 and 2009, respectively.

        During 2011, we continued to shift our focus towards local retail deposits and away from deposits that are considered brokered funds. In addition, under the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. Although local funds are more expensive than wholesale funds, the interest rate environment allowed us to reduce our dependence on wholesale funding and yet decrease our overall cost of funding by $3.5 million. Interest expense for the year ended December 31, 2011 was approximately $8.4 million, consisting primarily of $6.0 million related to deposits, $591,000 related to FHLB advances, $978,000 related to securities sold under repurchase agreements, $734,000 related to junior subordinated debentures, $71,000 related to ESOP borrowings and $1,000 federal funds purchased and other borrowings. Interest expense for the year ended December 31, 2010 was approximately $11.7 million, consisting primarily of $8.9 million related to deposits, $1.2 million related to FHLB advances, $794,000 related to securities sold under repurchase agreements, $730,000 related to junior subordinated debentures, $77,000 related to ESOP borrowings and $1,000 federal funds purchased and other borrowings. Interest expense for the year ended December 31, 2009 was approximately $17.6 million, consisting primarily of $13.3 million related to deposits, $2.3 million related to FHLB advances, $1.1 million related to securities sold under repurchase agreements, $774,000 related to junior subordinated debentures, $57,000 related to ESOP borrowings and $3,000 federal funds purchased and other borrowings. Interest expense on deposits for the years ended December 31, 2011, 2010 and 2009 represented 71.6%, 75.9% and 76.0%, respectively, of total interest expense, while interest expense on borrowings represented 28.4%, 24.1% and 24.0%, respectively, of total interest expense. During the year ended December 31, 2011, average interest-bearing liabilities were lower by $109.7 million than for the same period in 2010, while other borrowings and federal funds purchased averaged $197,000 higher, FHLB advances averaged $12.0 million lower, ESOP borrowings averaged $291,000 lower and securities sold under repurchase agreement averaged $10.5 million lower than for the same period ended December 31, 2010. During the year ended December 31, 2010, average interest-bearing liabilities were lower by $105.8 million than for the same period in 2009, while other borrowings and federal funds purchased averaged

$117,000 lower, FHLB advances averaged $46.6 million lower, ESOP borrowings were $641,000 lower and securities sold under repurchase agreement averaged $32.6 million lower than for the same period ended December 31, 2009.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended December 31, 2011 vs. December 31, 2010				Year Ended December 31, 2010 vs. December 31, 2009
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(3,035)	$98	$(12)	$(2,949)	$(220)	$(1,133)	$10	$(1,343)
Taxable investment securities	(2,464)	(1,047)	532	(2,979)	(4,903)	(336)	167	(5,072)
Non-taxable investment securities	(38)	—	—	(38)	(111)	3	(3)	(111)
Federal funds sold	(22)	(1)	3	(20)	47	6	10	63
Interest bearing balances	—	(10)	(1)	(11)	(1)	(1)	—	(2)

Total interest income	(5,559)	(960)	522	(5,997)	(5,188)	(1,461)	184	(6,465)

Interest expense
Deposits	(1,470)	(1,692)	282	(2,880)	(626)	(4,054)	190	(4,490)
Junior subordinated debentures	—	4	—	4	—	(43)	—	(43)
Advances from FHLB	(325)	(399)	107	(617)	(1,191)	151	(77)	(1,117)
Securities sold under repurchase agreements	(274)	698	(240)	184	(15)	47	(12)	20
Federal funds purchased	—	—	—	—	(1)	(1)	—	(2)
ESOP borrowings	(12)	7	(2)	(7)	(543)	588	(304)	(259)
Other borrowings	—	—	—	—	(2)	(2)	2	(2)

Total interest expense	(2,081)	(1,382)	147	(3,316)	(2,378)	(3,314)	(201)	(5,893)

Net interest income	$(3,478)	$422	$375	$(2,681)	$(2,810)	$1,853	$385	$(572)

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

        Included in the statement of operations for the years ended December 31, 2011, 2010 and 2009 is a noncash expense related to the provision for loan losses of approximately $10.6 million, $16.3 million and $14.7 million, respectively. The allowance for loan losses was approximately $10.3 million, $11.5 million and $10.0 million, as of December 31, 2011, 2010 and 2009, respectively. The allowance for loan losses as a percentage of gross loans was 2.72% at December 31, 2011, 2.61% at December 31,

2010 and 2.07% at December 31, 2009. At December 31, 2011, we had 93 nonperforming loans totaling approximately $34.3 million compared to 76 loans totaling $35.6 million at December 31, 2010. For the year ended December 31, 2011, net charge offs totaled approximately $11.7 million compared to approximately $14.8 million for 2010 and approximately $12.3 million for 2009.

Noninterest Income (Loss)

        The following table sets forth information related to our noninterest income:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Service fees on deposit accounts	$52	$46	$42
Residential mortgage origination fees	145	233	356
Origination income on mortgage loans sold	16	25	49
Gain on sale of investment securities	1,845	1,742	4,857
Loss on extinguishment of debt	—	(1,620)	—
Other service fees and commissions	544	544	522
Bank owned life insurance	533	558	521
Other than temporary impairment on nonmarketable equity securities	—	—	(123)
Other	56	51	48

Total noninterest income (loss)	$3,191	$1,579	$6,272

        Noninterest income for the year ended December 31, 2011 was approximately $3.2 million, an increase of $1.6 million, compared to noninterest income of $1.6 million during the same period in 2010. The increase was attributable to a loss on extinguishment of debt of $1.6 million incurred during the second quarter of 2010 as we executed on our strategic plan to reduce the asset size of the bank. Noninterest income for the year ended December 31, 2010 was approximately $1.6 million, a decrease of $4.7 million, compared to noninterest income of $6.3 million during the same period in 2009. The decrease was attributable to a decrease of $3.0 million in 2010 on gain on investment securites compared to a $4.9 million gain reported during the same period in 2009. Noninterest income for the year ended December 31, 2009 was approximately $6.3 million and was primarily attributable to the gain on sale of investments of $4.9 million.

        Residential mortgage origination fees consist primarily of mortgage origination fees we receive on residential loans funded and closed by a third party. Residential mortgage origination fees were $145,000, $233,000 and $356,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease of $88,000 in 2011 related primarily to a decrease in volume in the mortgage department. Origination income on mortgage loans sold includes the interest income collected on mortgage payments prior to selling these loans to investors. We received $16,000 of origination income on mortgage loans sold in 2011, compared to $25,000 in 2010 and $49,000 in 2009. We anticipate that the level of mortgage origination fees will remain consistent if the mortgage refinancing business and economic conditions do not improve. Further, changes in state law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

        Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $52,000, $46,000 and $42,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The additional $6,000 and $4,000 in income for 2011 and 2010, respectively, resulted from the larger number of customer accounts. Other service fees, commissions and the fee income received from customer non-sufficient funds ("NSF") transactions were $544,000 for the years ended December 31, 2011 and 2010. Other service fees, commissions, and the fee income received from customer NSF transactions were $544,000 for the years ended December 31, 2011 and 2010 and $522,000 for the year ended December 31, 2009.

        We also earned $533,000, $558,000 and $521,000 in noninterest income received from bank owned life insurance for the years ended December 31, 2011, 2010 and 2009, respectively. Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $57,000, $51,000 and $48,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Noninterest Expense

        The following table sets forth information related to our noninterest expense.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Salaries and benefits	$5,815	$7,260	$7,806
Occupancy	1,617	1,611	1,574
Furniture and equipment expense	856	887	855
Other real estate owned expense	2,954	2,570	750
Professional fees	1,387	1,693	1,234
Advertising and marketing	483	750	462
Insurance	374	314	200
FDIC assessment	1,338	1,391	1,441
Data processing and related costs	682	618	498
Telephone	215	191	199
Postage	11	37	21
Office supplies, stationery and printing	59	93	100
Other loan related expense	372	272	552
Other	370	678	766

Total noninterest expense	$16,533	$18,365	$16,458

        We incurred noninterest expense of $16.5 million for the year ended December 31, 2011, compared to $18.4 million for the year ended December 31, 2010, and $16.5 million for the year ended December 31, 2009. For the year ended December 31, 2011, the $1.4 million decrease in salaries and benefits, the $308,000 decrease in other expenses and $306,000 decrease in professional fees primarily accounted for the decrease in noninterest expense compared to the same period in 2010. For the year ended December 31, 2011, the remaining differences resulted primarily from increases of $384,000 in other real estate owned expense, $100,000 in other loan related, $64,000 in data processing and $60,000 in insurance expense, offset by a decrease of $267,000 in marketing and advertising, $53,000 in FDIC assessment, $34,000 in office supplies, stationary and printing and $31,000 in furniture and equipment expense.

        For the year ended December 31, 2010, the $1.8 million increase in other real estate owned expenses and $459,000 in other professional fees primarily accounted for the increase in noninterest expense compared to the same period in 2009. For the year ended December 31, 2010, the remaining differences resulted primarily from increases of $37,000 in occupancy expense, $32,000 in furniture and equipment expense, $288,000 in marketing costs, $120,000 in data processing and $114,000 in insurance expense offset by a decrease of $546,000 in salaries and benefits expense and $280,000 in other loan related expense, $50,000 in FDIC assessments and $88,000 in other expenses. Included in the $750,000 marketing and advertising costs was a one time expense of $335,000 related to the stock offering withdrawn in the second quarter of 2010.

        Occupancy expenses were $1.6 million for each of the years ended December 31, 2011, 2010 and 2009. In 2005, management committed to the expansion of the bank's branch network, including the construction of new facilities in the Charleston, Hilton Head and Myrtle Beach markets. These branch locations provide increased visibility and new customer traffic to the bank. With these new customers, both loan and deposit accounts increase, and additional revenue is generated through interest income on loans and service charges on deposit accounts.

        Salary and benefit expense was $5.8 million, $7.3 million and $7.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Salaries and benefits represented 35.2%, 39.5% and 47.4% our total noninterest expense for the years ended December 31, 2011, 2010 and 2009, respectively.

        The $1.4 million decrease in salaries and benefits expense in 2011 compared to 2010 resulted from decreases of $1.2 million in base compensation due to the removal of several key executive officers and a reduction in work force, by a decrease of $303,000 in other benefits cost and $196,000 in SERP expense due to freezing the plan during 2011. The $546,000 decrease in salaries and benefits expense in 2010 compared to 2009 resulted primarily from increases of $147,000 in base compensation offset by a decrease of $392,0000 in stock compensation expense related to the voluntary forfeiture of outstanding stock options by employees and directors and a decrease of $303,000 in benefit costs.

        Data processing and related costs were $682,000, $618,000 and $498,000 for the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2011, our data processing costs for our core processing system were $631,000 compared to $566,000 for the year ended December 31, 2010 and $426,000 for the year ended December 31, 2009. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions, all of which have grown commensurate with the overall growth of the bank's assets and liabilities.

        For the year ended December 31, 2011, the income tax benefit was $48,000 and for December 31, 2010 there was no income tax expense or benefit, reflective of establishing a valuation allowance for deferred tax assets previously recorded and currently determined, compared to an income tax expense of $3.4 million for the year ended December 31, 2009. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at December 31, 2011 will not be realized, and accordingly, has established the valuation allowance.

Balance Sheet Review

General

        At December 31, 2011, we had total assets of $534.1million, consisting principally of $379.6 million in loans, $57.1 million in investment securities, $39.6 million in federal funds sold, $22.3 million in net premises, furniture and equipment, $14.9 million in bank owned life insurance, $18.9 million in other real estate owned and $4.6 million in cash and due from banks. Our liabilities at December 31, 2011 totaled $520.1 million, consisting principally of $445.5 million in deposits, $20.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $34.0 million in FHLB advances, and $1.4 million in borrowings related to the ESOP. At December 31, 2011, our shareholders' equity was $14.1 million.

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

Federal Funds Sold

        At December 31, 2011, our $39.6 million in short-term investments in federal funds sold on an overnight basis comprised 7.4% of total assets, compared to $24.1 million, or 4.2% of total assets, at December 31, 2010. We continue to monitor our short-term liquidity and closely manage our overnight cash positions in light of the current economic environment.

Investments

        At December 31, 2011, the $57.1 million in our available for sale investment securities portfolio represented approximately 10.7% of our total assets, compared to $58.0 million, or 10.1% of total assets, at December 31, 2010. We held U.S. government agency securities, securities of government sponsored enterprises, mortgage-backed securities with a fair value of $57.1 million and an amortized cost of $57.2 million representing a net unrealized loss of $22,000. During 2011, we utilized the investment portfolio to provide additional income and to absorb liquidity. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

        Contractual maturities and yields on our investments at December 31, 2011 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
CMO's	$—	—%	$—	—%	$—	—%	$9,495	1.73%	$9,495	1.73%
Mortgage-backed securities	—	—%	—	—%	—	—%	47,651	2.58%	47,651	2.58%

Total	$—	—%	$—	—%	—	—%	$57,146	2.44%	$57,146	2.44%

        At December 31, 2011, Mortgage-backed securities which consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $18.7 million, $6.7 million and $31.8 million, respectively.

        At December 31, 2011, the fair value of investments issued by the Federal National Mortgage Association was approximately $2.1 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $18.8 million, $6.7 million and $31.7 million, respectively.

        Other nonmarketable equity securities at December 31, 2011 consisted of Federal Home Loan Bank stock with a cost of $3.3 million and other investments of approximately $55,000.

        The amortized costs and the fair value of our investments at December 31, 2011, 2010 and 2009 are shown in the following table.

	December 31, 2011		December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
Government-sponsored enterprises	$—	$—	$2,001	$2,053	$89,774	$88,613
Mortgage-backed securities	57,168	57,146	56,364	55,903	134,535	133,898
Municipals	—	—	—	—	7,319	7,276

Total	$57,168	$57,146	$58,365	$57,956	$231,628	$229,787

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2011 and 2010 were $409.2 million and $468.0 million, respectively. Gross loans outstanding at December 31, 2011 and 2010 were $379.6 million and $437.7 million, respectively.

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

        The following table summarizes the composition of our loan portfolio:

	2011		2010		2009		2008		2007
	(dollars in thousands)
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial and industrial	$19,841	5.3%	$23,255	5.3%	$26,687	5.5%	$27,443	6.0%	$24,350	9.0%
Real Estate
Mortgage	278,532	73.4%	315,181	72.0%	335,831	69.2%	268,500	58.1%	204,068	45.7%
Construction	78,740	20.7%	96,001	21.9%	118,183	24.4%	161,298	34.9%	159,815	44.7%

Total real estate	357,272	94.1%	411,182	93.9%	454,014	93.6%	429,798	93.0%	363,883	90.4%

Consumer
Consumer	3,195	0.8%	3,775	0.9%	4,985	1.0%	4,936	1.1%	3,467	0.7%

Total gross loans	380,308	100.2%	438,212	100.1%	485,686	100.1%	461,177	100.1%	391,700	100.1%

Deferred origination fees, net	(665)	(0.2)%	(524)	(0.1)%	(648)	(0.1)%	(210)	(0.1)%	(350)	(0.1)%

Total gross loans, net of deferred fees	379,643	100.0%	437,688	100.0%	485,038	100.0%	461,967	100.0%	391,350	100.0%

Less—allowance for loan losses	(10,320)		(11,459)		(10,048)		(7,635)		(4,158)

Total loans, net	$369,323		$426,229		$474,990		$454,332		$387,192

Maturities and Sensitivity of Loans to Changes in Interest Rates

        The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2011:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$7,471	$11,861	$509	$19,841
Real estate	102,154	219,474	35,645	357,273
Consumer	950	1,839	406	3,195
Deferred origination fees, net	(631)	(3)	(31)	(665)

Total gross loans, net of deferred fees	$109,944	$233,171	$36,529	$379,644

Gross loans maturing after one year with:
Fixed interest rates				$157,626
Floating interest rates				112,108

Total				$269,734

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

        Separately, we review all non accruals individually for impairment to determine a specific allocation for each. In our assessment of impaired loans, we consider the primary source of repayment when determining whether or not loans are collateral dependent. Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between our investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is generally charged against the allowance for loan losses.

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

        The following table summarizes the activity related to our allowance for loan losses.

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Balance, beginning of year	$11,459	$10,048	$7,635	$4,158	$3,467
Provision for loan losses	10,619	16,260	14,745	4,665	1,025
Charge offs, Commercial and Industrial	(804)	(498)	(1,519)	(313)	(116)
Charge offs, Real Estate Mortgage	(8,025)	(8,651)	(5,629)	(756)	—
Charge offs, Real Estate Construction	(3,637)	(5,699)	(5,104)	(73)	(218)
Charge offs, Consumer	(30)	(311)	(204)	(47)	(1)
Recoveries, Commercial and Industrial	11	36	12	1	1
Recoveries, Real Estate Mortgage	388	184	57	—	—
Recoveries, Real Estate Construction	316	86	53	—	—
Recoveries, Consumer	23	4	2	—	—

Balance, end of year	$10,320	$11,459	$10,048	$7,635	$4,158

Total loans outstanding at end of period	$379,644	$437,688	$485,038	$461,967	$391,350
Allowance for loan losses to gross loans	2.72%	2.61%	2.07%	1.65%	1.06%
Net charge-offs to average loans	2.86%	3.17%	2.61%	0.27%	0.10%

Nonperforming Assets

        The following table sets forth our nonperforming assets.

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Nonaccrual loans	$34,292	$35,556	$21,295	$11,482	$389
Loans 90 days or more past due and still accruing interest	—	—	—	—	—
Loans restructured or otherwise impaired	27,036	—	—	—	—

Total impaired loans	61,328	35,556	21,295	11,482	389
Other real estate owned	18,906	11,906	6,865	1,801	—

Total nonperforming assets	$80,234	$47,462	$28,160	$13,283	$389

Nonperforming assets to total assets	15.02%	8.31%	3.63%	1.86%	0.08%

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

        The bank had 117 nonperforming loans at December 31, 2011 totaling $61.3 million and 76 nonperforming loans totaling $35.6 million at December 31, 2010. As of December 31, 2009, we had 67 nonperforming loans totaling $21.3 million. Of the 117 nonperforming loans, it is anticipated that 65 loans totaling approximately $26.1 million will move to other real estate owned through foreclosure or through our acceptance of a deed in lieu of foreclosure. An additional two loans amounting to approximately $46,000 are expected to be paid in full, five loans totaling approximately $617,000 will remain in nonaccrual as troubled debt restructurings and 45 loans totaling approximately $34.5 million are expected to move back into an accruing status. At December 31, 2011, 2010, and 2009, the allowance for loan losses was $10.3 million, $11.5 million and $10.0 million, respectively, or 2.72%, 2.61% and 2.07%, respectively, of outstanding loans. We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis. However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

        Included in nonperforming loans at December 31, 2011 are $15.4 million in residential properties, representing approximately 25.1% of the Bank's nonperforming loan total. As to be expected, collateral values have declined as a result of the current economic environment. According to the Federal Housing Finance Agency's Home Price index, home prices in the Charleston and Myrtle Beach, South Carolina markets declined 3.29% and 7.70%, respectively, during the 12 month period ended December 31, 2011. This compares to declines during that period for the State of South Carolina and the country as a whole of 2.28% and 2.43%, respectively. To determine current collateral values we obtain new appraisals on loan renewals and potential problem loans. In the process of estimating collateral values for non-performing loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis. Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

        As of December 31, 2011, we had 46 loans with a current principal balance of $17.0 million on the watch list, compared to 76 loans with a current principal balance of $27.6 million at December 31, 2010. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either move it to "substandard" or back to its original risk rating after a review of the information. There are times when we may leave the loan on the "watch list," if, in management's opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Loans on the watch list are not considered "potential problem loans" until they are determined by management to be classified as substandard.

        Loans past due 30-89 days amounted to $8.8 million at December 31, 2011 as compared to $7.7 million at December 31, 2010. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned. At December 31, 2011, there were no loans past due greater than 90 days that were not already placed on nonaccrual. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2011, 2010 and 2009, we received approximately $890,000, $735,000 and $709,000 respectively, in interest income in relation to loans that were on nonaccrual status at the respective year end prior to them being placed on nonaccrual status. Foregone interest income related to loans on nonaccrual status was approximately $1.7 million, $1.0 million and $892,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Deposits

        Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds. Accordingly, it has become more difficult to attract local deposits. In the past, we have chosen to obtain a portion of certificates of deposits from outside of our market. The deposits obtained outside of our market areas generally have lower rates and maturities than those being offered for similar deposit products in our local market. Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. The remaining $3.5 million of wholesale deposits matured during 2011, accordingly we no longer have any brokered or wholesale deposits. Our loan-to-deposit ratio was 85.2% and 91.0% at December 31, 2011 and 2010, respectively. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2011, 2010 and 2009.

	December 31, 2011		December 31, 2010		December 31, 2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$14,942	—%	$14,988	—%	$12,516	—%
Interest bearing demand deposits	24,843	0.73%	29,044	0.98%	40,761	1.58%
Savings and money market accounts	120,035	0.90%	193,512	1.36%	197,356	1.70%
Time deposits less than $100,000	113,409	1.74%	166,797	1.89%	214,135	2.85%
Time deposits greater than $100,000	178,970	1.53%	135,009	2.05%	97,918	3.31%

Total deposits	$452,199	1.32%	$539,350	1.64%	$562,686	2.37%

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
	(in thousands)
Three months or less	$16,880	$40,831	$21,620
Over three through six months	73,104	54,009	44,829
Over six though twelve months	35,748	43,885	34,826
Over twelve months	57,401	37,568	4,700

Total	$183.133	$176,293	$105,975

        The increase in time deposits of $100,000 or more for the year ended December 31, 2011 compared to the same period in 2010 resulted from our funding the growth of the bank with a variety of time deposit products, including retail time deposits.

Borrowings and Other Interest-Bearing Liabilities

        The following table outlines our various sources of borrowed funds during the years ended December 31, 2011, 2010, and 2009, and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum Month End Balance	Average for the Period
	Ending Balance	Period End Rate
				Balance	Rate
	(dollars in thousands)
At or for the year ended December 31, 2011:
Securities sold under agreement to repurchase	$20,000	4.21%	$20,000	$20,012	4.89%
Advances from FHLB	34,000	1.76%	34,000	32,466	1.82%
Junior subordinated debentures	14,434	5.16%	14,434	14,434	5.09%
ESOP borrowings	1,425	4.50%	1,625	1,548	4.56%
Federal funds purchased	—	—%	—	231	0.02%
At or for the year ended December 31, 2010:
Securities sold under agreement to repurchase	$20,000	3.76%	$60,000	$30,514	2.60%
Advances from FHLB	27,000	2.00%	85,000	44,430	2.72%
Junior subordinated debentures	14,434	4.92%	14,434	14,434	5.06%
ESOP borrowings	1,625	4.50%	2,300	1,839	4.20%
Federal funds purchased	—	—%	—	34	0.58%
At or for the year ended December 31, 2009:
Securities sold under agreement to repurchase	$60,000	1.55%	$72,500	$63,090	1.67%
Advances from FHLB	65,000	3.03%	100,800	91,075	2.55%
Junior subordinated debentures	14,434	4.97%	14,434	14,434	5.36%
ESOP borrowings	2,300	2.25%	2,600	2,480	2.29%
Federal funds purchased	—	—%	—	106	1.12%

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

        Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.    Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks. At December 31, 2011, we had $34.0 million in total advances and lines outstanding from the FHLB with a remaining credit availability of $45.8 million and an excess lendable collateral value of approximately $182,000. We also have credit availability through the Federal Reserve Discount Window. As of December 31, 2011, $61,985 was available based on qualifying collateral. The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction. Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

        Total shareholders' equity was $14.1 million at December 31, 2011 and $23.6 million at December 31, 2010. The decrease is attributable to the net loss of $9.1 million for the year ended December 31, 2011, the preferred stock dividend declared of $722,000, additional paid in capital related to the ESOP of $216,000, offset by a decrease in the guarantee of ESOP borrowings of $226,000, net of current year reductions, and an increase of $240,000 in the fair value of available for sale securities. Since our inception, we have not paid any cash dividends on our common shares.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Return on average assets	(1.67)%	(2.33)%	(1.30)%
Return on average equity	(48.97)%	(45.63)%	(20.85)%
Equity to assets ratio	3.42%	5.10%	6.24%

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

        To be considered "well-capitalized," banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered "adequately capitalized" under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, banking regulators have established a minimum Tier 1 leverage ratio of at least 4%. In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011. As of December 31, 2011, the bank is not in compliance with the capital requirements established in the Consent Order.

        The following table sets forth the company's various capital ratios at December 31, 2011 and 2010.

Tidelands Bancshares, Inc.

	2011	2010
Leverage ratio	3.50%	5.47%
Tier 1 risk-based capital ratio	4.61%	7.06%
Total risk-based capital ratio	8.27%	9.77%

        The following table sets forth the bank's various capital ratios at December 31, 2011 and 2010.

Tidelands Bank

	2011	2010
Leverage ratio	5.40%	6.38%
Tier 1 risk-based capital ratio	7.10%	8.22%
Total risk-based capital ratio	8.37%	9.49%

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

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2011, unfunded commitments to extend credit were $12.9 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2011, there were commitments totaling approximately $148,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

        Approximately 45.0% of our loans were variable rate loans at December 31, 2011 and 69.7% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

        At December 31, 2011 and 2010, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $44.2 million and $27.7 million or 8.3% and 4.9% of total assets, respectively. Our available for sale securities at December 31, 2011 and 2010 amounted to $57.1 million and $58.0 million, or 10.7% and 10.1% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.

However, approximately $31.8 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the bank be pledged to secure any advances. At December 31, 2011, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $45.8 million and an excess lendable collateral value of approximately $182,000. In addition, we maintain a $61,985 line of credit with the Federal Reserve Bank secured by securities.

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

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2011, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios and other embedded optionality in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$39,610	$—	$—	$—	$39,610
Investment securities	4,024	10,384	26,004	16,734	57,146
Loans	54,743	77,415	211,712	35,774	379,644

Total interest-earning assets	$98,377	$87,799	$237,716	$52,508	$476,400

Interest-bearing liabilities:
Money market and NOW	$69,120	$—	$—	$—	$69,120
Regular savings	65,656	—	—	—	65,656
Time deposits	52,697	161,914	81,681	2,163	298,455
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	10,000	—	10,000	20,000
Advances from Federal Home Loan Bank	—	—	25,000	9,000	34,000
ESOP borrowings	1,425	—	—	—	1,425

Total interest-bearing liabilities	$197,146	$171,914	$106,681	$27,349	$503,090

Period gap	$(98,769)	$(84,115)	$131,035	$(25,159)	$(26,690)
Cumulative gap	$(98,769)	$(182,884)	$(51,849)	$(16,990)	$(26,690)
Ratio of cumulative gap to total earning assets	(20.73)%	(38.39)%	(10.88)%	(5.60)%	(5.60)%

Item 7A:    Quantitative and Qualitative Disclosure About Market Risk.

        Not applicable

Item 8:    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tidelands Bancshares, Inc.
Mount Pleasant, South Carolina

        We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and subsidiary (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc., and subsidiary as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

                      /s/ Elliott Davis, LLC

Charleston, South Carolina
March 29, 2012

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,552,076	$3,657,977
Federal funds sold	39,610,000	24,069,000

Total cash and cash equivalents	44,162,076	27,726,977

Securities available-for-sale	57,145,909	57,955,698
Nonmarketable equity securities	3,317,450	5,267,750

Total securities	60,463,359	63,223,448

Mortgage loans held for sale	416,849	—
Loans receivable	379,643,539	437,688,015
Less allowance for loan losses	10,320,259	11,459,047

Loans, net	369,323,280	426,228,968

Premises, furniture and equipment, net	22,285,895	22,422,388
Accrued interest receivable	1,850,487	1,928,992
Bank owned life insurance	14,947,329	14,414,626
Other real estate owned	18,905,600	11,905,865
Other assets	1,760,923	3,439,207

Total assets	$534,115,798	$571,290,471

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$12,283,423	$14,573,484
Interest-bearing transaction accounts	23,492,325	26,474,037
Savings and money market accounts	111,283,544	142,644,095
Time deposits $100,000 and over	183,133,192	176,293,300
Other time deposits	115,321,975	121,008,483

Total deposits	445,514,459	480,993,399

Securities sold under agreements to repurchase	20,000,000	20,000,000
Advances from Federal Home Loan Bank	34,000,000	27,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,425,000	1,625,000
Accrued interest payable	2,037,862	1,510,282
Other liabilities	2,646,195	2,085,131

Total liabilities	520,057,516	547,647,812

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at December 31, 2011 and 2010	13,958,364	13,736,892
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176 shares issued and outstanding at December 31, 2011 and 2010	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at December 31, 2011 and 2010	1,112,248	1,112,248
Unearned ESOP shares	(1,681,103)	(1,907,361)
Capital surplus	43,188,836	43,404,879
Retained deficit	(42,560,223)	(32,504,156)
Accumulated other comprehensive loss	(2,612)	(242,615)

Total shareholders' equity	14,058,282	23,642,659

Total liabilities and shareholders' equity	$534,115,798	$571,290,471

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest income:
Loans, including fees	$21,220,605	$24,169,733	$25,512,610
Securities available-for-sale, taxable	1,870,866	4,849,934	9,922,547
Securities available-for-sale, non-taxable	—	37,723	148,437
Federal funds sold	46,578	66,242	25,803
Other interest income	12,434	23,757	2,741

Total interest income	23,150,483	29,147,389	35,612,138

Interest expense:
Time deposits $100,000 and over	2,734,535	2,773,925	3,245,973
Other deposits	3,241,408	6,082,310	10,100,461
Other borrowings	2,374,372	2,809,700	4,212,222

Total interest expense	8,350,315	11,665,935	17,558,656

Net interest income	14,800,168	17,481,454	18,053,482
Provision for loan losses	10,618,737	16,260,000	14,745,000

Net interest income after provision for loan losses	4,181,431	1,221,454	3,308,482

Noninterest income:
Service charges on deposit accounts	51,704	45,565	41,605
Residential mortgage origination income	161,115	258,430	404,855
Gain on sale of securities available-for-sale	1,844,897	1,741,539	4,857,395
Other service fees and commissions	543,524	543,963	522,289
Increase in cash surrender value of BOLI	532,703	558,461	520,995
Loss on extinguishment of debt	—	(1,619,771)	—
Impairment of equity securities	—	—	(122,890)
Other	57,249	51,302	48,180

Total noninterest income	3,191,192	1,579,489	6,272,429

Noninterest expense:
Salaries and employee benefits	5,816,888	7,260,168	7,805,821
Net occupancy	1,617,231	1,610,706	1,574,366
Furniture and equipment	855,760	886,963	855,324
Other real estate owned expense	2,954,325	2,569,992	750,544
Other operating	5,289,306	6,037,162	5,472,176

Total noninterest expense	16,533,510	18,364,991	16,458,231

Loss before income taxes	(9,160,887)	(15,564,048)	(6,877,320)
Income tax expense (benefit)	(48,692)	—	3,379,655

Net loss	$(9,112,195)	$(15,564,048)	$(10,256,975)
Accretion of preferred stock to redemption value	221,472	207,232	193,908
Preferred dividends accrued	722,400	732,433	732,433

Net loss available to common shareholders	$(10,056,067)	$(16,503,713)	$(11,183,316)

Loss per common share
Basic loss per share	$(2.49)	$(4.04)	$(2.75)

Diluted loss per share	$(2.49)	$(4.04)	$(2.75)

Weighted average common shares outstanding
Basic	4,044,186	4,087,108	4,071,313

Diluted	4,044,186	4,087,108	4,071,313

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Loss

For the years ended December 31, 2011, 2010 and 2009

	Preferred Stock			Common Stock					Accumulated other Comprehensive income (loss)
			Common Stock Warrants			Unearned ESOP Shares	Capital Surplus	Retained (Deficit)
	Shares	Amount		Shares	Amount					Total
Balance, December 31, 2008	14,448	$13,335,752	$1,112,248	4,277,176	$42,772	$(2,522,860)	$43,364,255	$(4,905,419)	$1,532,684	$51,959,432

Allocation of unearned ESOP shares							(234,462)			(234,462)
Stock based compensation expense							455,165			455,165
Preferred stock, dividend paid								(654,174)		(654,174)
Accretion of discount on preferred stock		193,908						(193,908)		—
Repayment of ESOP borrowings						318,787				318,787
Net loss								(10,256,975)		(10,256,975)
Other comprehensive loss, net of taxes of $1,632,178									(2,663,029)	(2,663,029)

Comprehensive loss										(12,920,004)

Balance, December 31, 2009	14,448	$13,529,660	$1,112,248	4,277,176	$42,772	$(2,204,073)	$43,584,958	$(16,010,476)	$(1,130,345)	$38,924,744

Allocation of unearned ESOP shares							(243,146)			(243,146)
Stock based compensation expense							63,067			63,067
Preferred stock, dividend paid								(722,400)		(722,400)
Accretion of discount on preferred stock		207,232						(207,232)		—
Repayment of ESOP borrowings						296,712				296,712
Net loss								(15,564,048)		(15,564,048)
Other comprehensive loss, net of taxes of $544,093									887,730	887,730

Comprehensive loss										(14,676,318)

Balance, December 31, 2010	14,448	$13,736,892	$1,112,248	4,277,176	$42,772	$(1,907,361)	$43,404,879	$(32,504,156)	$(242,615)	$23,642,659

Allocation of unearned ESOP shares							(216,043)			(216,043)
Preferred stock, dividend declared								(722,400)		(722,400)
Accretion of discount on preferred stock		221,472						(221,472)		—
Repayment of ESOP borrowings						226,258				226,258
Net loss								(9,112,195)		(9,112,195)
Other comprehensive gain, net of taxes of $147,097									240,003	240,003

Comprehensive loss										(8,872,192)

Balance, December 31, 2011	14,448	$13,958,364	$1,112,248	4,277,176	$42,772	$(1,681,103)	$43,188,836	$(42,560,223)	$(2,612)	$14,058,282

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(9,112,195)	$(15,564,048)	$(10,256,975)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	10,618,737	16,260,000	14,745,000
Depreciation and amortization of premises, furniture and equipment	1,016,984	972,821	962,146
Discount accretion and premium amortization, net	404,660	916,459	3,375,776
Stock based compensation expense	—	63,067	455,165
Decrease in deferred income tax	45,269	—	3,846,223
Proceeds from sale of residential mortgages held-for-sale	9,892,725	15,068,475	32,568,094
Disbursements for residential mortgages held-for-sale	(10,309,574)	(14,451,475)	(32,943,594)
Decrease in accrued interest receivable	78,506	1,354,939	53,729
Increase (decrease) in accrued interest payable	527,579	150,422	(1,481,612)
Increase in cash surrender value of life insurance	(532,703)	(558,461)	(520,995)
(Gain) loss from sale of real estate and other assets	(269,685)	236,756	91,038
Gain from sale of securities available-for-sale	(1,844,897)	(1,741,539)	(4,857,395)
Gain from extinguishment of debt	—	(400,000)	—
Decrease in carrying value of other real estate	2,112,364	1,335,079	153,249
Decrease (increase) in prepaid FDIC assessment	1,177,281	1,341,110	(3,583,690)
Other than temporary impairment on nonmarketable equity securities	—	—	122,890
Preferred stock-dividends accrued	(722,400)	(180,600)	—
Decrease (increase) in other assets	308,635	749,706	(584,603)
Increase in other liabilities	533,181	421,132	1,137,993

Net cash provided by operating activities	3,924,467	5,973,843	3,282,439

Cash flows from investing activities:
Purchases of nonmarketable equity securities	—	—	(2,208,400)
Proceeds from sale of nonmarketable equity securities	—	624,900	—
Purchases of securities available-for-sale	(63,784,543)	(70,643,731)	(575,472,552)
Proceeds from sales of securities available-for-sale	58,585,301	206,508,871	369,561,934
Proceeds from calls and maturities of securities available-for-sale	9,814,551	38,222,851	145,080,093
Net (increase) decrease in loans receivable	31,454,672	16,815,116	(43,114,686)
Proceeds from sale of other real estate owned	5,931,768	9,146,941	2,337,821
Purchase of premises, furniture and equipment, net	(822,393)	(4,596,027)	(358,236)

Net cash provided (used) by investing activities	41,179,356	196,078,921	(104,174,026)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(36,632,323)	(100,557,197)	42,272,220
Net increase (decrease) in certificates of deposit and other time deposits	1,153,384	(9,998,583)	(11,948,517)
Repayments on other borrowings	—	—	(615,837)
Proceeds from securities sold under agreements to repurchase	—	—	52,500,000
Repayments on securities sold under agreements to repurchase	—	(40,000,000)	(12,500,000)
Proceeds from FHLB advances	7,000,000	18,000,000	40,000,000
Repayments on FHLB advances	—	(56,000,000)	(35,800,000)
Repayment of ESOP borrowings	(200,000)	(275,000)	(300,000)
Decrease in unearned ESOP shares	10,215	53,566	84,325
Preferred stock-dividends paid	—	(541,800)	(654,174)

Net cash provided (used) by financing activities	(28,668,724)	(189,319,014)	73,038,017

Net increase in cash and cash equivalents	16,435,099	12,733,750	(27,853,570)
Cash and cash equivalents, beginning of period	27,726,977	14,993,227	42,846,797

Cash and cash equivalents, end of period	$44,162,076	$27,726,977	$14,993,227

Supplemental cash flow information:
Income taxes paid	$—	$—	$121,582

Interest paid on deposits and borrowed funds	$7,822,735	$11,515,513	$19,040,268

Transfer of loans to foreclosed assets	$15,305,144	$15,685,662	$7,641,984

NOTE 1—BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in accordance with the requirements for annual audited financial statements. The financial information as of December 31, 2011 has been derived from the audited financial statements as of that date.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Troubled Debt Restructurings ("TDRs")—The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower's financial difficulties, it grants a concession to the borrower that it would not otherwise consider. Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRS are returned to accruing status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower's financial condition,, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Other Real Estate Owned—Other real estate is acquired through, or in lieu of, foreclosure and is held for sale. It is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included within noninterest expense in other real estate owned expense.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Bank Owned Life Insurance—Bank owned life insurance ("BOLI") represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank's benefit expenses including pre- and post-retirement employee benefits. Increases in the cash surrender value ("CSV") of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes. The CSV of the policies are recorded as assets of the Bank. Any amounts owed to employees from policy benefits are recorded as liabilities of the Bank. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter. BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital based on Company policy. As of December 31, 2011 and 2010, the bank was not in compliance with the required limitations.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In July 2010, the Receivables topic of the Accounting Standards Codification ("ASC") was amended by Accounting Standards Update ("ASU") 2010-20 to require expanded disclosures related to a company's allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 7.

        Disclosures about Troubled Debt Restructurings ("TDRs") required by ASU 2010-20 were deferred by the Financial Accounting Standards Board ("FASB") in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

        Disclosures related to TDRs under ASU 2010-20 have been presented in Note 28.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

        The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders' equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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

        The Company is subject to the regulations of various governmental agencies (regulatory risk). These regulations can and do change significantly from period to period. Periodic examinations by the regulatory agencies may subject the company to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

        Reclassifications—Certain captions and amounts in the 2010 financial statements were reclassified to conform to the 2011 presentation. These reclassifications had no effect on shareholders' equity or results of operations as previously presented.

NOTE 3—OTHER COMPREHENSIVE INCOME

        The change in the components of other comprehensive income (loss) and related tax effects are as follows:

	Year Ended December 31,
	2011	2010	2009
Change in unrealized gains (losses) on securities available-for-sale	$2,231,997	$3,173,362	$562,188
Reclassification adjustment for gains realized in net income	(1,844,897)	(1,741,539)	(4,857,395)

Net change in unrealized gains (losses) on securities	387,100	1,431,823	(4,295,207)
Tax effect	(147,097)	(544,093)	1,632,178

Net-of-tax amount	$240,003	$887,730	$(2,663,029)

NOTE 4—FAIR VALUE MEASUREMENTS

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

NOTE 4—FAIR VALUE MEASUREMENTS (Continued)

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

        Off-Balance Sheet Financial Instruments—Contract values and fair values for off-balance sheet, credit-related financial instruments are based on estimated fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

NOTE 4—FAIR VALUE MEASUREMENTS (Continued)

        The carrying values and estimated fair values of the Company's financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$4,552,076	$4,552,076	$3,657,977	$3,657,977
Federal funds sold	39,610,000	39,610,000	24,069,000	24,069,000
Securities available-for-sale	57,145,909	57,145,909	57,955,698	57,955,698
Nonmarketable equity securities	3,317,450	3,317,450	5,267,750	5,267,750
Mortgage loans held for sale	416,849	416,849	—	—
Loans receivable	379,643,539	379,627,539	437,688,015	439,742,015
Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$147,059,292	$147,059,292	$183,691,616	$183,691,616
Certificates of deposit and other time deposits	298,455,167	299,393,167	297,301,783	298,565,783
Securities sold under agreements to repurchase	20,000,000	21,994,000	20,000,000	21,343,000
Advances from Federal Home Loan Bank	34,000,000	34,388,000	27,000,000	26,700,000
Junior subordinated debentures	14,434,000	14,943,235	14,434,000	15,291,018
ESOP borrowings	1,425,000	1,425,000	1,625,000	1,625,000

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$12,863,026	$—	$18,564,489	$—
Letters of credit	148,075	—	608,604	—

        Assets and liabilities that are carried at fair value are classified in one of the following three categories based on a hierarchy for ranking the quality and reliability of the information used to determine fair value:

Level 1—	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, and money market funds.
Level 2—
Observable market based inputs or unobservable inputs that are corroborated by market data. Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

NOTE 4—FAIR VALUE MEASUREMENTS (Continued)

Level 3—	Unobservable inputs that are not corroborated by market data. Observable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity instruments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

        In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value disclosures. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Following is a description of valuation methodologies used for assets received of fair value on a recurring and nonrecurring basis.

Investment Securities Available for Sale

        Measurement is on a recurring basis upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for prepayment assumptions, projected credit losses, and liquidity. Level 1 securities include those traded on an active exchange or by dealers or brokers in active over-the-counter markets. Level 2 securities include securities issued by government sponsored enterprises, municipal enterprises, and mortgage-backed securities issued by government sponsored enterprises. Generally these fair values are priced from established pricing models.

Mortgage Loans Held for Sale

        Mortgage loans held for sale are carried at the lower of cost of market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustments for mortgage loans held for sale is recurring Level 2.

Loans

        Loans that are considered impaired are recorded at fair value on a non-recurring basis. Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral. When the Company records the fair value based on a current appraisal, the fair value measurement is considered a Level 2 measurement. When a current appraisal is not available or there is estimated further impairment below the current appraised value the measurement is considered a Level 3 measurement.

Other Real Estate Owned (OREO)

        Other real estate owned is adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value

NOTE 4—FAIR VALUE MEASUREMENTS (Continued)

is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as nonrecurrng Level 2. When an appraisal value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records that other real estate owned as non-recurring Level 3.

        Assets measured at fair value on a recurring basis are as follows as of December 31, 2011 and 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011
Government sponsored enterprises	$—	$—	$—
Mortgage-backed securities	—	57,145,909	—

Available-for-sale investment securities	—	57,145,909	—

Mortgage loans held for sale	—	416,849	—

Total	$—	$57,562,758	$—

December 31, 2010
Government sponsored enterprises	$—	$2,052,726	$—
Mortgage-backed securities	—	55,902,972	—

Available-for-sale investment securities	—	57,955,698	—

Mortgage loans held for sale	—	—	—

Total	$—	$57,955,698	$—

        Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2011 and 2010:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011
Impaired loans	$—	$58,450,995	$—
Other real estate owned	—	18,905,600	—

Total	$—	$77,356,595	$—

December 31, 2010			$—
Impaired loans	$—	$33,494,811	—

Other real estate owned	—	11,905,865	$—

Total	$—	$45,400,676	$—

        The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5—CASH AND DUE FROM BANKS

        The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve. At December 31, 2011 and 2010, the bank did not have a deposit on hand with the Federal Reserve Bank to meet this requirement. At December 31, 2011, the bank had $1.1 million in actual currency and cash on hand, $1.9 million in due from non-interest bearing balances and $149,332 in due from interest bearing balances. At December 31, 2011 the bank had $50,000 cash pledged as collateral against advances to the FHLB. At December 31, 2011, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 6—INVESTMENT SECURITIES

        The amortized cost and estimated fair values of securities of available-for-sale were:

		Gross Unrealized
	Amortized Cost			Estimated Fair Value
		Gains	Losses
December 31, 2011
Government-sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	57,168,084	276,760	298,935	57,145,909

Total	$57,168,084	$276,760	$298,935	$57,145,909

December 31, 2010
Government-sponsored enterprises	$2,001,429	$51,297	$—	$2,052,726
Mortgage-backed securities	56,363,546	36,494	497,068	55,902,972

Total	$58,364,975	$87,791	$497,068	$57,955,698

        The amortized cost and estimated fair values of investment securities at December 31, 2011, by contractual maturity dates, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—

Subtotal	—	—
Mortgage-backed securities	57,168,084	57,145,909

Total Securities	$57,168,084	$57,145,909

        At December 31, 2011 and December 31, 2010, investment securities with book values of $31,807,296 and $28,595,999 and market values of $31,796,498 and $28,365,631 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $56,582,001, $206,508,871 and $369,561,934 for the years ended December 31, 2011, 2010 and 2009, respectively. The gross realized gain on the sale of investment securities totaled $1,818,397 with no gross realized losses resulting in a net realized gain of

NOTE 6—INVESTMENT SECURITIES (Continued)

$1,818,397 for the year ended December 31, 2011. The gross realized gain on the sale of investment securities totaled $1,811,426 with $69,887 gross realized losses resulting in a net realized gain of $1,741,539 for the year ended December 31, 2010. The gross realized gain on the sale of investment securities totaled $5,085,640 with gross realized losses of $228,245 resulting in a net realized gain of $4,857,395 for the year ended December 31, 2009. The cost of investments sold is determined using the specific identification method.

        For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2011
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	27,319,899	298,935	—	—	27,319,899	298,935

	$27,319,899	$298,935	$—	$—	$27,319,899	$298,935

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2010
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	30,982,279	497,068	—	—	30,982,279	497,068

	$30,982,279	$497,068	$—	$—	$30,982,279	$497,068

        Securities classified as available-for-sale are recorded at fair market value. Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at December 31, 2011 and 2010. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes based on industry analyst reports and credit ratings that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore these losses are not considered other-than-temporary.

        Nonmarketable equity securities include the cost of the Company's investment in the stock of the Federal Home Loan Bank and $55,250 of stock in community bank holding companies as of December 31, 2011 and $28,750 as of December 31, 2010. The Federal Home Loan Bank stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. The FHLB redeems excess stock investments at its discretion. At December 31, 2011 and 2010, the Company's investment in Federal Home Loan Bank stock was $3,262,200 and $5,239,000, respectively.

        The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment ("OTTI"). Factors considered in the review include estimated future cash flows, length of

NOTE 6—INVESTMENT SECURITIES (Continued)

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

NOTE 7—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS

        Major classifications of loans receivable are summarized as follows:

	December 31,
	2011	2010
Real estate—construction	$78,740,323	$96,000,731
Real estate—mortgage	278,532,056	315,181,037
Commercial and industrial	19,841,301	23,254,691
Consumer and other	3,195,051	3,775,226

Total loans receivable, gross	380,308,731	438,211,685
Deferred origination fees, net	(665,192)	(523,670)

Total loans receivable, net of deferred origination fees	379,643,539	437,688,015
Less allowance for loan loss	10,320,259	11,459,047

Total loans receivable, net of allowance for loan loss	$369,323,280	$426,228,968

        The composition of gross loans by rate type is as follows:

	December 31,
	2011	2010
Variable rate loans	$170,461,433	$234,664,835
Fixed rate loans	209,182,106	203,023,180

Total gross loans	$379,643,539	$437,688,015

        The following is an analysis of our loan portfolio by credit quality indicators at December 31:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2011	2010	2011	2010	2011	2010
Grade:
Pass	$17,528,223	$21,639,164	$122,544,501	$132,661,084	$21,239,273	$24,571,638
Special Mention	441,839	857,928	6,674,538	8,911,465	1,865,411	1,609,322
Substandard	1,871,239	757,599	30,533,228	25,046,004	8,157,357	6,648,612
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$19,841,301	$23,254,691	$159,752,267	$166,618,553	$31,262,041	$32,829,572

NOTE 7—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS (Continued)

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2011	2010	2011	2010	2011	2010
Grade:
Pass	$92,682,611	$118,213,574	$33,057,874	$43,456,079	2,870,438	$3,470,084
Special Mention	5,943,049	11,590,966	1,884,768	4,436,972	177,417	177,537
Substandard	20,154,129	18,757,944	12,535,640	15,278,108	147,196	127,605
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$118,779,789	$148,562,484	$47,478,282	$63,171,159	$3,195,051	$3,775,226

        The following is an aging analysis of our loan portfolio:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
December 31, 2011
Accruing Loans Paid Current	$17,800,238	$147,877,812	$25,771,067	$104,923,350	$38,065,673	$2,807,348	$337,245,488

Accruing Loans Past Due:
30 - 59 Days	872,349	169,851	825,000	1,057,530	332,752	313,708	3,571,190
60 - 89 Days	308,511	1,372,600	—	1,497,206	1,988,433	33,499	5,200,249
Total Loans Past Due	1,180,860	1,542,451	825,000	2,554,736	2,321,185	347,207	8,771,439

Loans Receivable on Nonaccrual Status	$860,203	$10,332,004	$4,665,974	$11,301,703	$7,091,424	$40,496	$34,291,804

Total Loans Receivable	$19,841,301	$159,752,267	$31,262,041	$118,779,789	$47,478,282	$3,195,051	$380,308,731

December 31, 2010
Accruing Loans Paid Current	$22,717,016	$154,616,125	$26,629,782	$137,402,328	$49,918,038	$3,695,622	$394,978,911

Accruing Loans Past Due:
30 - 59 Days	147,363	1,340,381	—	2,380,945	3,316,760	7,104	7,192,553
60 - 89 Days	—	—	—	483,410	—	—	483,410
Total Loans Past Due	147,363	1,340,381	—	2,864,355	3,316,760	7,104	7,675,963

Loans Receivable on Nonaccrual Status	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811

Total Loans Receivable	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226	$438,211,685

        The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

	2011	2010	2009
Impaired loans without a valuation allowance	$48,263,225	$28,709,423	$17,287,480
Impaired loans with a valuation allowance	13,063,792	6,847,388	4,007,417

Total impaired loans	$61,327,017	$35,556,811	$21,294,897

Valuation allowance related to impaired loans	$2,876,022	$2,062,000	$1,250,889
Average of impaired loans during the year	$67,899,940	$42,433,130	$15,294,975
Total nonaccrual loans	$34,291,804	$35,556,811	$21,294,897
Total loans past due 90 days and still accruing interest	$—	$—	$—
Total loans considered impaired which are classified as trouble debt restructurings.	$33,705,357	$6,942,995	$—

NOTE 7—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS (Continued)

        The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31:

December 31, 2011	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$847,494	$28,925,047	$1,762,234	$11,950,867	$4,777,224	$359	$48,263,225
Unpaid Principal Balance	1,247,215	29,773,429	2,129,960	13,569,585	6,895,576	359	53,616,124
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	1,265,499	30,003,945	2,546,418	13,511,155	7,195,411	774	54,523,202
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$12,708	$1,890,087	$5,233,188	$3,478,621	$2,409,049	$40,139	$13,063,792
Unpaid Principal Balance	12,708	1,890,087	5,233,188	3,738,621	2,472,821	40,138	13,387,563
Related Allowance	1,438	377,517	768,391	1,198,819	522,255	7,602	2,876,022
Average Recorded Investment	14,679	1,898,497	5,162,095	3,783,489	2,472,862	45,116	13,376,738
Interest Income Recognized	—	—	—	—		—	—
Total:
Recorded Investment	$860,202	$30,815,134	$6,995,422	$15,429,488	$7,186,273	$40,498	$61,327,017
Unpaid Principal Balance	1,259,923	31,663,516	7,363,148	17,308,206	9,368,397	40,497	67,003,687
Related Allowance	1,438	377,517	768,391	1,198,819	522,255	7,602	2,876,022
Average Recorded Investment	1,280,178	31,902,442	7,708,513	17,294,644	9,668,273	45,890	67,899,940
Interest Income Recognized	—	—	—	—	—	—	—

December 31, 2010	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$146,596	$8,686,796	$4,691,306	$6,773,924	$8,338,301	$72,500	$28,709,423
Unpaid Principal Balance	583,700	9,100,786	6,202,434	9,760,176	9,767,450	82,588	35,497,134
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	224,686	9,698,268	4,961,909	8,692,352	11,532,629	72,500	35,182,344
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$243,716	$1,975,251	$1,508,484	$1,521,877	$1,598,060	$—	$6,847,388
Unpaid Principal Balance	268,577	2,358,754	1,524,312	1,571,772	1,598,060	—	7,321,475
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	243,716	1,976,494	1,508,484	1,905,456	1,616,636	—	7,250,786
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500	$35,556,811
Unpaid Principal Balance	852,277	11,459,540	7,726,746	11,331,948	11,365,510	82,588	42,818,609
Related Allowance	154,616	710,000	9,084	483,567	704,733	—	2,062,000
Average Recorded Investment	468,402	11,674,762	6,470,393	10,597,808	13,149,265	72,500	42,433,130
Interest Income Recognized	—	—	—	—	—	—	—

NOTE 7—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS (Continued)

        Transactions in the allowance for loan losses during 2011, 2010 and 2009 are summarized below:

	2011	2010	2009
Balance, beginning of year	$11,459,047	$10,048,015	$7,635,173
Provision charged to operations	10,618,737	16,260,000	14,745,000
Loan charge offs	(12,494,985)	(15,159,048)	(12,456,461)
Loan recoveries	737,460	310,080	124,303

Balance, end of year	$10,320,259	$11,459,047	$10,048,015

Loans, net of deferred fees	$379,643,539	$437,688,015	$485,037,761

        The following is a summary of information pertaining to our allowance for loan losses:

December 31, 2011	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Charge-offs	(804,247)	(2,356,709)	(635,234)	(5,667,661)	(3,001,562)	(29,572)	—	(12,494,985)
Recoveries	11,050	9,571	8,921	378,087	306,665	23,165	—	737,460
Provision	991,890	2,208,950	1,440,790	4,215,981	2,225,772	(7,820)	(456,826)	10,618,737

Ending Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259

Loans Receivable:
Ending Balance	$19,841,301	$159,752,267	$31,262,041	$118,779,789	$47,478,282	$3,195,051		$380,308,731

Individually evaluated for impairment	$860,203	$30,815,134	$6,995,422	$15,429,488	$7,186,273	$40,497		$61,327,017

Collectively evaluated for impairment	$18,981,098	$128,937,133	$24,266,619	103,350,301	$40,292,009	$3,154,554		$318,981,714

December 31, 2010	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$380,812	$2,015,077	$641,226	$3,796,115	$3,014,068	$170,576	$30,141	$10,048,015
Charge-offs	(498,225)	(1,125,696)	(468,715)	(7,524,906)	(5,230,153)	(311,353)	—	(15,159,048)
Recoveries	35,547	—	—	184,296	85,837	4,400	—	310,080
Provision	525,320	1,788,810	170,732	7,917,688	4,928,291	200,086	729,073	16,260,000

Ending Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047

Loans Receivable:
Ending Balance	$23,254,691	$166,618,553	$32,829,572	$148,562,484	$63,171,159	$3,775,226		$438,211,685

Individually evaluated for impairment	$390,312	$10,662,047	$6,199,790	$8,295,801	$9,936,361	$72,500		$35,556,811

Collectively evaluated for impairment	$22,864,379	$155,956,506	$26,629,782	$140,266,683	$53,234,798	$3,702,726		$402,654,874

NOTE 7—LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS (Continued)

        The allowance for loan losses, as a percent of loans, net of deferred fees, was 2.72%, 2.61% and 2.07% at December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the Bank had 95 impaired loans totaling $34,291,804, or 9.03% of loans, net of deferred origination fees, in nonaccrual status, of which $9,933,983 were deemed to be troubled debt restructurings. There were 23 loans totaling $23.8 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2011. At December 31, 2010, the Bank had 76 impaired loans totaling $35,556,811, or 8.12% of loans of which $2,968,404 were deemed to be troubled debt restructurings. There was one loan totaling $250,000 deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2010. There were no loans contractually past due 90 days or more still accruing interest at December 31, 2011 or 2010. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are nonaccrual. At December 31, 2011 and 2010, the Bank had $165,000 and $225,000, respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

        At December 31, 2011, loans totaling $57.2 million were pledged as collateral at the Federal Home Loan Bank and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

NOTE 8—OTHER REAL ESTATE OWNED

        Transactions in other real estate owned for the years ended December 31, 2011 and 2010 are summarized below:

	December 31,
	2011	2010
Balance, beginning of year	$11,905,865	$6,865,461
Additions	15,305,144	15,518,475
Sales	(6,123,865)	(9,142,992)
Write-downs	(2,181,544)	(1,335,079)

Balance, end of year	$18,905,600	$11,905,865

NOTE 9—PREMISES, FURNITURE AND EQUIPMENT

        Premises, furniture and equipment consist of the following:

	December 31,
	2011	2010
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,409,641	13,300,833
Furniture and equipment	4,651,975	4,193,106
Software	742,257	724,274
Construction in progress	—	4,809,899

Total	27,069,191	26,293,430
Less, accumulated depreciation	4,783,296	3,871,042

Premises, furniture and equipment, net	$22,285,895	$22,422,388

NOTE 9—PREMISES, FURNITURE AND EQUIPMENT (Continued)

        Depreciation expense for the years ended December 31, 2011, 2010 and 2009 amounted to $1,016,984, 972,821, and $962,146, respectively. Construction in progress related to the construction of an executive office building located at 830 Lowcountry Boulevard. This building was completed in May of 2011. For the years ended December 31, 2011, 2010 and 2009, the Bank capitalized $25,303, $41,105 and $6,801 respectively, in interest related to the construction of our new branch locations and the aforementioned executive office building.

NOTE 10—DEPOSITS

        At December 31, 2011, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
2012	$213,318,255
2013	20,236,707
2014	2,819,007
2015	1,802,245
2016 & thereafter	60,278,953

Total	$298,455,167

NOTE 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of two obligations totaling $20.0 million at December 31, 2011. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities. U.S. government agency securities with book values of $25,012,097 and $23,649,693 and fair values of $24,997,678 and $23,480,827 at December 31, 2011 and 2010, respectively, are used as collateral for the agreements.

        Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Amount outstanding at year end	$20,000,000	$20,000,000
Average amount outstanding during year	20,011,907	30,513,992
Maximum outstanding at any month-end	20,000,000	60,000,000
Weighted average rate paid at year-end	4.21%	3.76%
Weighted average rate paid during the year	4.89%	2.60%

NOTE 12—JUNIOR SUBORDINATED DEBENTURES

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

NOTE 12—JUNIOR SUBORDINATED DEBENTURES (Continued)

        The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.960% at the period ended December 31, 2011. The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

        Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payment of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods). This and any future deferred distributions will continue to accrue interest. Distributions on the trust preferred securities are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance. As of December 31, 2011 the amount of accrued interest was $924,350.

NOTE 13—ADVANCES FROM FEDERAL HOME LOAN BANK

        At December 31, 2011, advances from the Federal Home Loan Bank ("FHLB") were comprised of three advances totaling $34.0 million. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2010, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%. On March 22, 2011, the bank borrowed $7.0 million under a 2-year advance at a fixed rate of 0.86%. All advances require interest only payments with principal and interest due on maturity. The advances are collateralized by pledged FHLB stock and certain loans. At December 31, 2011, loans totaling $57.2 million were pledged as collateral at the

NOTE 13—ADVANCES FROM FEDERAL HOME LOAN BANK (Continued)

Federal Home Loan Bank. The FHLB at their discretion can refuse any additional borrowings in the future. FHLB advances are summarized as follows for the periods ended December 31, 2011 and 2010:

	2011	2010
Amount outstanding at period end	$34,000,000	$27,000,000
Average amount outstanding during the year	32,465,753	44,430,137
Maximum outstanding at any month-end	34,000,000	85,000,000
Weighted average rate at year-end	1.76%	2.00%
Weighted average rate during the year	1.82%	2.72%

NOTE 14—OTHER OPERATING EXPENSES

        Other operating expenses for the years ended December 31, 2011, 2010 and 2009 are summarized below:

	2011	2010	2009
Professional fees	$1,387,230	$1,692,975	$1,234,219
Telephone expenses	215,403	191,510	199,121
Office supplies, stationery, and printing	58,803	92,512	99,512
Insurance	374,263	314,425	199,996
Postage	10,840	36,581	21,454
Data processing	682,000	618,041	497,951
Advertising and marketing	482,752	750,529	461,880
FDIC Assessment	1,337,519	1,390,603	1,440,629
Other loan related expense	371,946	271,626	551,713
Other	368,550	678,360	765,701

Total	$5,289,306	$6,037,162	$5,472,176

NOTE 15—INCOME TAXES

        For the years ended December 31, 2011, 2010 and 2009 income tax expense consisted of the following:

	2011	2010	2009
Current portion:
Federal	$(48,692)	$—	$(445,909)
State	—	—	—

Total current	(48,692)	—	(445,909)

Deferred income taxes	—	—	3,825,564

Income tax expense (benefit)	$(48,692)	$—	$3,379,655

        Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2011, the Company had stated net operating losses for Federal tax purposes of $28,803,304 and state net operating losses of $5,417,786. These net operating losses begin expiring in 2025. Management has determined that is more likely than not that the deferred tax asset related to continuing operations at December 31, 2011 will

NOTE 15—INCOME TAXES (Continued)

not be realized, and accordingly, has established a valuation allowance. In 2011, the valuation allowance increased by $3,323,472. As of December 31, 2010, the Company has stated net operating losses for Federal tax purposes of $18,810,155 and state net operating losses of $4,589,121. These net operating losses begin expiring in 2025. Management has determined that is more likely than not that the deferred tax asset related to continuing operations at December 31, 2010 will not be realized, and accordingly, established a valuation allowance.

        At December 31, 2011, income tax returns from 2010, 2009 and 2008 remain subject to review by tax authorities. The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2011	2010	2009
Deferred tax assets:
Allowance for loan losses	$3,508,888	$3,896,076	$3,225,488
Net operating loss carry forward	9,971,910	6,546,893	660,365
Loan fees and costs	—	2,089	44,541
Interest on nonaccrual loans	332,220	211,735	140,053
Tax credit	317,348	290,718	306,799
Stock option expense	—	46,226	45,269
Deferred compensation	311,650	311,650	244,919
Other than temporary impairment (OTTI)	—	—	1,562,708
Unrealized loss on securities available-for-sale	19,564	166,661	710,754
Other real estate owned	674,049	377,734	52,105
Other	320,607	310,677	218,827

Total deferred tax assets	15,456,236	12,160,459	7,211,828

Valuation allowance	14,809,124	11,485,652	6,012,385

Total net deferred tax assets	647,112	674,807	1,199,443

Deferred tax liabilities:
Accumulated depreciation	485,435	365,167	386,711
Loan fees and costs	112,839	142,979	101,978
Prepaid expenses	19,389	—	—
Other	9,885	—	—

Total deferred tax liabilities	627,548	508,146	488,689

Net deferred tax asset	$19,564	$166,661	$710,754

NOTE 15—INCOME TAXES (Continued)

        A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% for 2011, 2010 and 2009 to income before income taxes follows:

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Tax expense (benefit) at statutory rate	$(3,114,702)	(34.0)%	$(5,291,776)	(34.0)%	$(2,338,289)	(34.0)%
State income tax, net of federal income tax effect	(27,346)	(0.30)%	(36,076)	(0.23)%	(33,644)	(0.5)%
Cash value of life insurance	(181,119)	(1.98)%	(189,877)	(1.22)%	(177,138)	(2.6)%
Stock based compensation expense	—	—	20,571	0.13%	145,393	2.1%
Tax exempt interest	—	—	(11,804)	(0.08)%	(45,066)	(0.6)%
Valuation allowance	3,323,472	36.28%	5,473,267	35.17%	5,929,671	86.2%
Other	(48,997)	(0.53)%	35,695	0.23%	(101,272)	(1.5)%

Income tax expense (benefit)	$(48,692)	(0.53)%	$—	—%	$3,379,655	49.1%

NOTE 16—LEASES

        The lease on the Bank's main branch was originated on March 24, 2004 and had an initial 10-year term. The lease required monthly payments of $14,840 for the first three years, increased 9% in year four and 3% every year thereafter. The lease is renewable at the bank's option for two five-year terms. Rental expense on this facility was $222,553, $205,924 and $204,781 for the years ended December 31, 2011, 2010 and 2009 respectively.

        The Bank leases a building for the Myrtle Beach branch location from a lessor in which a Company director has a 50% ownership. The lease commenced on July 1, 2007 and has a 20-year term at a monthly expense of $12,500. The lease may be extended at the Bank's option for two additional ten-year terms. Rental expense under these operating lease agreements was $150,000, $150,000 and $150,000 for the years ended December 31, 2011, 2010, and 2009.

        The Bank has entered into a land lease for its West Ashley branch, which opened in July 2007. The lease was originated on December 22, 2005 and has an initial 20-year term. The lease may be extended at the Bank's option for four additional five-year terms. The lease requires monthly payments of $6,067 for the first five years and increases 12% every fifth year thereafter. Rental expense under these operating lease agreements was $72,800, $72,800 and $72,800 for the years ended December 31, 2011, 2010 and 2009.

        The Bank leases office space for the Bluffton branch location. The lease was originated on June 13, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $13,189. Rental expense under these operating lease agreements was $154,576, $154,968 and $157,402 for the years ended December 31, 2011, 2010, and 2009.

        The Bank has entered into a land lease for office space located at 830 Lowcountry Boulevard, Mount Pleasant, SC for the building of executive offices. The lease was originated on April 24, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $9,167 for the first five years, increased 7.5% every fifth year thereafter. Rental expense under this operating lease agreement was $110,000, $110,000 and $110,000 for the years ended December 31, 2011, 2010 and 2009.

NOTE 16—LEASES (Continued)

        The Bank also leases office space for its Murrells Inlet branch location. The lease was originated on March 20, 2007 and has a 20-year term. The lease may be extended at the Bank's option for one additional ten-year term. The lease requires monthly payments of $10,000 that began on June 26, 2008. Rental expense under this operating lease agreement was $120,000, $120,000 and $120,000 for the years ended December 31, 2011, 2010 and 2009.

        Future minimum lease payments under these operating leases are summarized as follows:

2012	$842,380
2013	855,557
2014	663,541
2015	624,912
2016	624,912
Thereafter	6,887,453

$10,498,755

NOTE 17—RELATED PARTY TRANSACTIONS

        Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability.

        Related party loan transactions for the years ended December 31, 2011 and 2010 are summarized below:

	December 31,
	2011	2010
Balance, beginning of year	$14,208,068	$14,547,426
New loans	5,897,397	2,603,915
Less loan repayments	(6,233,597)	(2,868,828)
Other changes due to changes in directors and officers	(3,730,906)	(74,445)

Balance, end of year	$10,140,962	$14,208,068

        Deposits from directors and executive officers and their related interests totaled $633,167 and $1,096,115 at December 31, 2011 and 2010, respectively. As mentioned in Note 16, one of the Company's directors is a 50% owner of an office building in Myrtle Beach, SC in which Tidelands Bank is a tenant.

NOTE 18—COMMITMENTS AND CONTINGENCIES

        From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 18—COMMITMENTS AND CONTINGENCIES (Continued)

        Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

        In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. and Tidelands Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer. The lawsuit alleges causes of action for breach of employment contract, fraud and negligent misrepresentation and asks for actual damages, punitive damages and attorneys' fees. Mr. Coffee is seeking actual damages of $780,000 related to a severance payment that Mr. Coffee claims is due under his employment contract. The bank and holding company are prohibited from making any payments to Mr. Coffee without the FDIC's approval, and the FDIC has informed the bank that it does not approve of any such severance payments being made to Mr. Coffee. Mr. Coffee is also seeking continuation of certain insurance benefits. The lawsuit is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time.

NOTE 19—INCOME (LOSS) PER COMMON SHARE

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

        Basic and diluted loss per share is computed below:

	Year Ended December 31,
	2011	2010	2009
Basic loss per share computation:
Net loss available to common shareholders	$(10,056,067)	$(16,503,713)	$(11,183,316)

Average common shares outstanding—basic	4,044,186	4,087,108	4,071,313

Basic net loss per share	$(2.49)	$(4.04)	$(2.75)

Diluted loss per share computation:
Net loss available to common shareholders	$(10,056,067)	$(16,503,713)	$(11,183,316)

Average common shares outstanding—basic	4,044,186	4,087,108	4,071,313
Incremental shares from assumed conversions:
Stock options and warrants	—	—	—

Average common shares outstanding—diluted	4,044,186	4,087,108	4,071,313

Diluted loss per share	$(2.49)	$(4.04)	$(2.75)

        For the period ended December 31, 2011 and 2010, there were no stock options outstanding that were anti-dilutive compared to 742,060 stock options outstanding that were anti-dilutive for the period ended December 31, 2009. At December 31, 2011 and 2010, there were 571,821 warrant shares outstanding that were anti-dilutive. Options and warrants are considered anti-dilutive because the exercise price exceeds the average market price for the period. During the quarter ended June 30, 2010, all options that had been previously granted were voluntarily forfeited by each employee, officer and director grantee.

NOTE 20—REGULATORY MATTERS

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

        The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. As of 12/31/2011, the Company is not in compliance with the provisions outlined in the consent order.

Regulatory Capital Requirements

        The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Company's or Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The

NOTE 20—REGULATORY MATTERS (Continued)

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

        As of December 31, 2011 and 2010, the following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital (to risk-weighted assets)	$33,644,000	8.27%	$32,526,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	18,746,000	4.61%	16,263,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	18,746,000	3.50%	21,444,040	4.00%	N/A	N/A
December 31, 2010
Total capital (to risk-weighted assets)	$44,030,000	9.77%	$36,072,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	31,847,000	7.06%	18,036,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	31,847,000	5.47%	23,300,480	4.00%	N/A	N/A

NOTE 20—REGULATORY MATTERS (Continued)

        The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2011 and 2010:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital (to risk-weighted assets)	$33,992,000	8.37%	$32,500,210	8.00%	$40,625,270	10.00%
Tier 1 capital (to risk-weighted assets)	28,847,000	7.10%	16,250,110	4.00%	24,375,160	6.00%
Tier 1 capital (to average assets)	28,847,000	5.40%	21,371,760	4.00%	26,714,700	5.00%
December 31, 2010
Total capital (to risk-weighted assets)	$42,703,000	9.49%	$36,009,620	8.00%	$45,012,020	10.00%
Tier 1 capital (to risk-weighted assets)	37,002,000	8.22%	18,004,810	4.00%	27,007,210	6.00%
Tier 1 capital (to average assets)	37,002,000	6.38%	23,215,640	4.00%	29,019,550	5.00%

        To be considered "well-capitalized" per the requirements of the Consent Order, the Bank must obtain a minimum amount of $40,625,270 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need $42,743,520 of Tier 1 capital in order to maintain a minimum Leverage Capital ratio of 8%. As of December 31, 2011, the bank was deemed "adequately capitalized". As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 21—UNUSED LINES OF CREDIT

        As of December 31, 2011, the Bank had no unused line of credit to purchase federal funds from unrelated banks. Lines of credit are available from the FHLB with a remaining credit availability of $45.8 million and an excess lendable collateral value of approximately $182,000 at December 31, 2011. In addition, we maintain a $61,985 line of credit with the Federal Reserve Bank. This line of credit is secured by approximately $500,000 in bonds as of December 31, 2011.

NOTE 22—SHAREHOLDERS' EQUITY

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

        As required under the TARP Capital Purchase Program, dividend payments on and repurchase of the Company's common stock are subject to certain restrictions. For as long as the Preferred Stock is outstanding, no dividends may be declared or paid on the Company's common stock until all accrued and unpaid dividends on the Preferred Stock are fully paid. In addition, the U.S. Treasury's consent is

NOTE 22—SHAREHOLDERS' EQUITY (Continued)

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

        Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock. Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. As of 12/31/2011, the Company has deferred $903,000 in cumulative unpaid dividends.

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

NOTE 23—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Standby letters of credit are conditional commitments issued to guarantee a customer's performance to a third party and have essentially the same credit risk as other lending facilities. At December 31, 2011, the Bank had $165,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

        Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

NOTE 23—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

        The following table sets forth unused commitments to extend credit and standby letters of credit at December 31, 2011 and 2010:

	2011	2010
Commitments to extend credit	$12,863,026	$18,564,489
Standby letters of credit	148,075	608,604

Total	$13,011,101	$19,173,093

NOTE 24—STOCK COMPENSATION PLANS

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

        The Company did not grant options during the years ended December 31, 2011, 2010 and 2009. There were no options exercised during the years ended December 31, 2011, 2010 and 2009.

        A summary of the status of the Company's Stock Plan as of December 31, 2011 and 2010 is presented below:

	2011			2010
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—		742,060	$10.28
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—			(742,060)	10.28

Outstanding at end of year	—	$—	$—	—		$—

Options exercisable at year-end	—		$—	—		$—

Shares available for grant(1)	782,007			782,007

(1)
20% of outstanding shares less options exercised

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would be received by the option holders had all options holders exercised their options on December 31, 2011. This amount changes based on the fair value of the Company's stock. For the years ended December 31, 2011, 2010 and 2009, there

NOTE 24—STOCK COMPENSATION PLANS (Continued)

was $0, $63,067, and $455,165 of total recognized compensation cost related to the share-based compensation arrangements granted under the Stock Plan.

        As of December 31, 2011, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. For the year ended December 31, 2011 there were no shares vested. The total fair value for shares vested during the years ended December 31, 2011, 2010, and 2009 was $0, $52,601, and $402,507, respectively. The company had no nonvested options outstanding as of December 31, 2011. All participants forfeited their option shares during 2010.

NOTE 25—EMPLOYEE STOCK OWNERSHIP PLAN

        On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan ("ESOP"), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company's common stock on the open market from time to time with funds borrowed from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $10,216, $53,566 and $209,324 for the years ended December 31, 2011, 2010 and 2009. At December 31, 2011 the ESOP has outstanding loans amounting to $1,425,000.

        A summary of the unallocated share activity of the Company's ESOP is presented below:

	December 31,
	2011	2010	2009
Balance, beginning of year	150,531	178,069	203,308
New share purchases	—	15,042	18,701
Shares released to participants	(5,587)	(2,180)	(330)
Shares allocated to participants	(15,618)	(40,400)	(43,610)

Balance, end of year	129,326	150,531	178,069

        The aggregate fair value of the 129,326 unallocated shares was $10,346 based on the $0.08 closing price of our common stock on December 31, 2011. The aggregate fair value of the 150,531 unallocated shares was $156,552 based on the $1.04 closing price of our common stock on December 31, 2010. The aggregate fair value of the 178,069 unallocated shares was $658,855 based on the $3.70 closing price of our common stock on December 31, 2009.

NOTE 26—RETIREMENT PLANS

        The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements. The plan includes a "salary reduction" feature pursuant to Section 401(k) of the Internal Revenue Code. At its discretion, the Bank may make matching contributions of $.50 for every dollar contributed up to 6% of the participants' annual compensation. Expenses charged to earnings for the 401(k) profit sharing plan were approximately $26,114, $122,364, and $119,077 in 2011, 2010 and 2009, respectively.

        The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan). This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank. The officer will receive an annual payment from the Bank equal to the promised benefits. In connection with this plan, life insurance contracts were purchased on the officers. Effective June 30, 2010, the executive officers have agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. There was $0, $196,268, and $435,976 of expense related to the plan in 2011, 2010 and 2009.

NOTE 26—RETIREMENT PLANS (Continued)

        As of December 31, 2011, total benefits expected to be paid in future periods equal $916,619, such payments commence in the year 2013 totaling $26,863. Total benefits expected to be paid between the years 2014 and 2018 equal $204,910 with $684,846 remaining in the years thereafter.

NOTE 27—TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY)

        Presented below are the condensed financial statements for Tidelands Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2011	2010
Assets:
Cash and due from banks	$2,438,470	$2,694,509
Other equity securities	55,250	28,750
Investment in banking subsidiary	28,843,816	36,759,033
Other assets	434,411	589,886

Total assets	$31,771,947	$40,072,178

Liabilities and shareholders' equity:
Junior subordinated debentures	$14,434,000	$14,434,000
ESOP borrowings	1,425,000	1,625,000
Other liabilities	1,854,666	370,519
Shareholders' equity	14,058,281	23,642,659

Total liabilities and shareholders' equity	$31,771,947	$40,072,178

NOTE 27—TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Operations

	For the Years Ended December 31,
	2011	2010	2009
Income:
Income on trust preferred securities	$—	$16,429	$23,247
Income on securities available-for-sale	—	—	167,599
Gain on sale of available-for-sale securities	26,500	—	105,677
Impairment on nonmarketable equity securities	—	—	(122,890)
Gain from extinguishment of debt	—	400,000	—
Other investment income	12,069	22,619	—

Total income	38,569	439,048	173,633

Expense:
Stock based compensation	—	63,067	455,165
Junior subordinated debentures	734,430	730,321	773,550
ESOP compensation	10,216	53,566	209,324
Other borrowings	70,672	77,172	58,508
Other	25,415	668,637	124,226

Total expense	840,733	1,592,763	1,620,773

Loss before income taxes and equity in undistributed losses of banking subsidiary	(802,164)	(1,153,715)	(1,447,140)
Income tax (benefit)/expense	154,810	—	(347,813)
Equity in undistributed losses of banking subsidiary	(8,155,221)	(14,410,333)	(9,157,648)

Net loss	$(9,112,195)	$(15,564,048)	$(10,256,975)

NOTE 27—TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY) (Continued)

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(9,112,195)	$(15,564,048)	$(10,256,975)
Adjustments to reconcile net loss to net cash used by operating activities:
Discount accretion and premium amortization	—	—	80,144
Gain from sale of securities available-for-sale	—	—	(105,677)
Impairment on securities	—	—	122,890
Gain from extinguishment of debt	—	(400,000)	—
(Increase) decrease in other assets	665	317,251	(97,476)
Increase in other liabilities	735,245	178,918	5,406
Equity in undistributed loss of subsidiary	8,155,221	14,410,333	9,157,648
Intercompany tax sharing payment	—	—	(1,074,889)
Decrease in deferred income taxes	154,810	—	1,507,451
Stock based compensation expense	—	63,067	455,165

Net cash used by operating activities	(66,254)	(994,479)	(206,313)

Cash flows from investing activities:
Purchases of securities available-for-sale	—	—	(10,293,963)
Proceeds from sales of securities available-for-sale	—	—	8,484,061
Proceeds from calls and maturities of securities available-for-sale	—	—	1,835,435
Purchase of Tidelands Bank stock	—	—	(8,000,014)

Net cash used by investing activities	—	—	(7,974,481)

Cash flows from financing activities:
Proceeds (repayments) from other borrowings	—	—	(615,837)
Preferred stock-dividends paid	—	(541,800)	(654,174)
Proceeds from ESOP borrowings	—	—	—
Repayment of ESOP borrowings	(200,000)	(275,000)	(300,000)
(Increase) decrease in unearned ESOP shares	10,215	53,566	84,325

Net cash used by financing activities	(189,785)	(763,234)	(1,485,686)

Net decrease in cash	(256,039)	(1,757,713)	(9,666,480)
Cash, beginning of period	2,694,509	4,452,222	14,118,702

Cash, end of period	$2,438,470	$2,694,509	$4,452,222

NOTE 28—TROUBLED DEBT RESTRUCTURINGS

        As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Bank identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02

NOTE 28—TROUBLED DEBT RESTRUCTURINGS (Continued)

require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first period of adoption (December 31, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $33,705,357, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $1,059,808.

	For the year ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential RE Construction	1	$135,000	$134,768
Commercial Construction	1	3,666,763	3,666,763
Residential Real Estate	11	5,774,838	3,713,056
Commercial Real Estate	13	24,303,692	23,631,166
Commercial & Industrial	2	726,216	726,216

Totals	28	$34,606,509	$31,871,969

        During the year ended December 31, 2011, the Bank modified 28 loans that were considered to be troubled debt restructurings. We extended the terms for 28 of these loans and the interest rate was lowered for 18 of these loans.

	For the year ended December 31, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate	1	$441,000
Commercial Real Estate	1	254,441
Residential RE Const.	1	506,872
Commercial & Industrial	1	246,216

        During the year ended December 31, 2011, four loans that had previously been restructured, were in default, all of which went into default in the third quarter.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2011. There have been no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled "Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B.    Other Information.

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's year ended December 31, 2011.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's year ended December 31, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's year ended December 31, 2011.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant's year ended December 31, 2011.

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
3.4	Amended and Restated Bylaws of Tidelands Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed on June 16, 2008).
4.1.	See Exhibits 3.1 -3.4 for provisions in Tidelands Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.
4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company's Form SB-2 filed with the SEC, File No. 333-97035).
4.3	Warrant to Purchase up to 571,821 shares of Common Stock (incorporated by reference as Exhibit 4.1 to the Company's Form 8-K filed on December 19, 2008).
4.4	Form of certificate of Series T Preferred Stock Certificate (incorporated by reference as Exhibit 4.2 to the Company's Form 8-K filed on December 19, 2008).
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
101
The following financial information from Tidelands Bancshares Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.
Date: March 29, 2012	By:	/s/ THOMAS H. LYLES Thomas H. Lyles, President and Chief Executive Officer (Principal Executive Officer/Principal Financial Officer)

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas H. Lyles, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. BURRELL Michael W. Burrell	Director	March 29, 2012
/s/ ALAN D. CLEMMONS Alan D. Clemmons	Director	March 29, 2012
/s/ JOHN W. GANDY John W. Gandy	Director	March 29, 2012
/s/ JOHN T. PARKER, JR. John T. Parker, Jr.	Director	March 29, 2012
/s/ MARY V. PROPES Mary V. Propes	Director	March 29, 2012

Signature	Title	Date

/s/ TANYA D. ROBINSON Tanya D. Robinson	Director	March 29, 2012
/s/ LARRY W. TARLETON Larry W. Tarleton	Director	March 29, 2012
/s/ THOMAS H. LYLES Thomas H. Lyles	Director	March 29, 2012

Exhibit List

21.1	Subsidiaries of the Company.
23	Consent of Independent Public Accounting Firm.
24	Power of Attorney (contained on the signature page hereof).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
32	Section 1350 Certifications.
99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
101
The following financial information from Tidelands Bancshares Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.