Form 10-Q
period 2012-03-31
TIDELANDS BANCSHARES INC
filed 2012-05-15
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of May 15, 2012.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,413,138	$4,552,076
Federal funds sold	26,975,000	39,610,000
Total cash and cash equivalents	31,388,138	44,162,076
Securities available-for-sale	88,135,055	57,145,909
Nonmarketable equity securities	3,317,450	3,317,450
Total securities	91,452,505	60,463,359
Mortgage loans held for sale	—	416,849
Loans receivable	373,783,596	379,643,539
Less allowance for loan losses	8,984,887	10,320,259
Loans, net	364,798,709	369,323,280
Premises, furniture and equipment, net	22,031,102	22,285,895
Accrued interest receivable	1,882,486	1,850,487
Bank owned life insurance	15,067,077	14,947,329
Other real estate owned	19,327,157	18,905,600
Other assets	1,712,842	1,760,923
Total assets	$547,660,016	$534,115,798

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$16,024,430	$12,283,423
Interest-bearing transaction accounts	31,046,172	23,492,325
Savings and money market accounts	109,814,047	111,283,544
Time deposits $100,000 and over	186,215,347	183,133,192
Other time deposits	116,048,208	115,321,975
Total deposits	459,148,204	445,514,459

Securities sold under agreements to repurchase	20,000,000	20,000,000
Advances from Federal Home Loan Bank	34,000,000	34,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,375,000	1,425,000
Accrued interest payable	2,408,082	2,037,862
Other liabilities	2,574,577	2,646,195
Total liabilities	533,939,863	520,057,516

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at March 31, 2012 and December 31, 2011	14,017,536	13,958,364
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176 shares issued and outstanding at March 31, 2012 and December 31, 2011	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at March 31, 2012 and December 31, 2011	1,112,248	1,112,248
Unearned ESOP shares	(1,654,428)	(1,681,103)
Capital surplus	43,162,161	43,188,836
Retained deficit	(42,536,537)	(42,560,223)
Accumulated other comprehensive loss	(423,599)	(2,612)
Total shareholders’ equity	13,720,153	14,058,282
Total liabilities and shareholders’ equity	$547,660,016	$534,115,798

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Loans, including fees	$5,239,300	$5,630,902
Securities available-for-sale, taxable	437,229	510,712
Federal funds sold	22,826	15,919
Other interest income	10,951	100
Total interest income	5,710,306	6,157,633
Interest expense:
Time deposits $100,000 and over	679,849	705,667
Other deposits	708,966	922,552
Other borrowings	568,429	538,334
Total interest expense	1,957,244	2,166,553
Net interest income	3,753,062	3,991,080
Provision for loan losses	225,000	4,202,000
Net interest income (loss) after provision for loan losses	3,528,062	(210,920)

Noninterest income:
Service charges on deposit accounts	13,579	12,835
Residential mortgage origination income	39,890	49,486
Gain on sale of securities available-for-sale	89,501	—
Other service fees and commissions	113,033	156,119
Increase in cash surrender value of BOLI	119,748	134,937
Other	2,000	6,204
Total noninterest income	377,751	359,581
Noninterest expense:
Salaries and employee benefits	1,375,961	1,692,214
Net occupancy	407,908	392,295
Furniture and equipment	217,244	203,333
Other real estate owned expense	537,362	853,277
Other operating	1,103,879	1,238,031
Total noninterest expense	3,642,354	4,379,150
Income (Loss) before income taxes	263,459	(4,230,489)
Income tax benefit	—	—
Net income (loss)	$263,459	$(4,230,489)
Accretion of preferred stock to redemption value	59,172	55,368
Preferred dividends accrued	180,600	180,600
Net income (loss) available to common shareholders	$23,687	$(4,466,457)
Other Comprehensive Income (loss):
Unrealized gain (loss) on securities available for sale	(589,510)	31,543
Reclassification adjustment for realized gain on securities	(89,501)	—
Tax effect	258,024	(11,986)
Total other comprehensive income (loss)	(420,987)	19,557
Comprehensive Loss	(397,300)	(4,446,900)
Income (loss) per common share
Basic income (loss) per share	$.01	$(1.09)
Diluted income (loss) per share	$.01	$(1.09)
Weighted average common shares outstanding
Basic	4,044,186	4,086,245
Diluted	4,044,186	4,086,245

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2012 and 2011

(Unaudited)

									Accumulated
			Common			Unearned		Retained	other
	Preferred Stock		Stock	Common Stock		ESOP	Capital	Earnings	Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income (loss)	Total
Balance, December 31, 2010	14,448	$13,736,892	$1,112,248	4,277,176	$42,772	$(1,907,361)	$43,404,879	$(32,504,156)	$(242,615)	$23,642,659
Allocation of unearned ESOP shares							(51,508)			(51,508)
Preferred stock, dividend paid								(180,600)		(180,600)
Accretion of discount on preferred stock		55,368						(55,368)		—
Repayment of Guarantee of ESOP borrowings						56,564				56,564
Net loss								(4,230,489)		(4,230,489)
Other comprehensive income, net of taxes of $11,986									19,557	19,557

Balance, March 31, 2011	14,448	$13,792,260	$1,112,248	4,277,176	$42,772	$(1,850,797)	$43,353,371	$(36,970,613)	$(223,058)	$19,256,183

Balance, December 31, 2011	14,448	$13,958,364	$1,112,248	4,277,176	$42,772	$(1,681,103)	$43,188,836	$(42,560,223)	$(2,612)	$14,058,282
Allocation of unearned ESOP shares							(26,675)			(26,675)
Preferred stock, dividend declared								(180,600)		(180,600)
Accretion of discount on preferred stock		59,172						(59,172)		—
Repayment of Guarantee of ESOP borrowings						26,675				26,675
Net income								263,458		263,458
Other comprehensive loss, net of taxes of $258,024									(420,987)	(420,987)

Balance, March 31, 2012	14,448	$14,017,536	$1,112,248	4,277,176	$42,772	$(1,654,428)	$43,162,161	$(42,536,537)	$(423,599)	$13,720,153

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$263,459	$(4,230,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	225,000	4,202,000
Depreciation and amortization expense	271,432	224,595
Discount accretion and premium amortization	185,586	77,921
Proceeds from sale of residential mortgages	1,881,349	2,303,224
Disbursements for residential mortgages held-for-sale	(1,464,500)	(3,061,724)
Decrease in accrued interest receivable	(48,575)	72,285
Increase in accrued interest payable	370,219	450,911
Increase in cash surrender value of life insurance	(119,748)	(134,937)
Loss from sale of real estate	254,424	38,558
Gain from sale of securities available-for-sale	(89,501)	—
Decrease in prepaid FDIC Assessment	290,632	—
Decrease in carrying value of other real estate	24,105	557,872
Preferred Stock Dividends accrued	(180,600)	—
Decrease (increase) in other assets	(115,576)	168,995
Increase (decrease) in other liabilities	(71,618)	187,793
Net cash provided by operating activities	1,676,088	857,004
Cash flows from investing activities:
Purchases of securities available-for-sale	(48,437,062)	(146,931)
Proceeds from sales of securities available-for-sale	14,477,308	—
Proceeds from calls and maturities of securities available-for-sale	2,343,136	1,959,327
Net increase (decrease) in loans receivable	1,333,025	9,157,277
Purchase of premises, furniture and equipment, net	(16,639)	(306,701)
Proceeds from sale of other real estate owned	2,266,461	788,357
Net cash provided (used) by investing activities	(28,033,771)	11,451,329
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	9,825,356	(9,223,206)
Net decrease in certificates of deposit and other time deposits	3,808,389	(17,207,041)
Proceeds from FHLB advances	—	7,000,000
Repayment of ESOP borrowings	(50,000)	(50,000)
Decrease in unearned ESOP shares	—	5,057
Net cash provided (used) by financing activities	13,583,745	(19,475,190)
Net decrease in cash and cash equivalents	(12,773,938)	(7,166,857)
Cash and cash equivalents, beginning of period	44,162,076	27,726,977
Cash and cash equivalents, end of period	$31,388,138	$20,560,120

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$1,587,025	$1,715,642
Transfer of loans to foreclosed assets	$2,966,547	$4,103,875

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of March 31, 2012 and for the interim periods ended March 31, 2012 and 2011, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The financial information as of December 31, 2011 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2011 Annual Report on Form 10-K.

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

Troubled Debt Restructurings (“TDRs”) — The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider.   Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs.  Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms.  Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement.  Nonaccrual TDRS are returned to accruing status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower’s financial condition,, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

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

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Income taxes deferred to future years are determined utilizing a liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carry forward.  Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

Comprehensive Income (Loss) - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

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

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2011-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 7.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2011-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2012-01 issued in January 2011. In April 2011 FASB issued ASU 2012-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2011-20 have been presented in Note 23.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company beginning January 1, 2012 but did not have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 but did not have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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

Reclassifications - Certain captions and amounts in the 2011 financial statements were reclassified to conform to the 2012 presentation. These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

NOTE 3 — COMPREHENSIVE INCOME (LOSS)

The change in the components of other comprehensive income (loss) and related tax effects are as follows for the three months ended March 31, 2012 and 2011:

	2012	2011
Change in unrealized gains (losses) on securities available-for-sale	$(589,510)	$31,543
Reclassification adjustment for gains realized in net income during the period	(89,501)	—
Net change in unrealized gains (losses) on securities	(679,011)	31,543
Tax effect	258,024	(11,986)
Net-of-tax amount	$(420,987)	$19,557

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31,
	2012
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,413,138	$4,413,138	$4,413,138	$—	$—
Federal funds sold	26,975,000	26,975,000	26,975,000	—	—
Securities available-for-sale	88,135,055	88,135,055	—	88,135,055	—
Nonmarketable equity securities	3,317,450	3,317,450	—	—	3,317,450
Mortgage loans held for sale	—	—	—	—	—
Loans receivable	373,783,596	375,249,596	—	58,278,193	316,971,403

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$156,884,649	$156,884,649	$—	$156,884,649	$—
Certificates of deposit and other time deposits	302,263,556	302,174,556	—	302,174,556	—
Securities sold under agreements to repurchase	20,000,000	21,783,000	—	21,783,000	—
Advances from Federal Home Loan Bank	34,000,000	34,332,000	—	34,332,000	—
Junior subordinated debentures	14,434,000	14,850,561	—	—	14,850,561
ESOP borrowings	1,375,000	1,375,000	—	1,375,000	—

	December 31,
	2011
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash and due from banks	$4,552,076	$4,552,076
Federal funds sold	39,610,000	39,610,000
Securities available-for-sale	57,145,909	57,145,909
Nonmarketable equity securities	3,317,450	3,317,450
Mortgage loans held for sale	416,849	416,849
Loans receivable	379,643,539	379,627,539

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$147,059,292	$147,059,292
Certificates of deposit and other time deposits	298,455,167	299,393,167
Securities sold under agreements to repurchase	20,000,000	21,994,000
Advances from Federal Home Loan Bank	34,000,000	34,388,000
Junior subordinated debentures	14,434,000	14,943,235
ESOP borrowings	1,425,000	1,425,000

	March 31, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$12,534,697	$—	$12,863,026	$—
Letters of credit	201,469	—	148,075	—

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

Level 3 —

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

Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.   Those impaired loans not requiring a specific charge against allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based on a current appraisal, the fair value measurement is considered a Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment below the current appraised value the measurement is considered a Level 3 measurement.

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

Assets measured at fair value on a recurring basis are as follows as of March 31, 2012 and December 31, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2012
Government sponsored enterprises	$—	$43,515,190	$—
Mortgage-backed securities	—	44,619,865	—
Available-for-sale investment securities	—	88,135,055	—
Mortgage loans held for sale	—	—	—
Total	$—	$88,135,055	$—
December 31, 2011
Government sponsored enterprises	$—	$—	$—
Mortgage-backed securities	—	57,145,909	—
Available-for-sale investment securities	—	57,145,909	—
Mortgage loans held for sale	—	416,849	—
Total	$—	$57,562,758	$—

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2012 and December 31, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2012
Impaired loans	$—	$58,278,193	$—
Other real estate owned	—	19,327,157	—
Total	$—	$77,605,350	$—
December 31, 2011
Impaired loans	$—	$58,450,995	$—
Other real estate owned	—	18,905,600	—
Total	$—	$77,356,595	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At March 31, 2012, the Bank did not have a deposit on hand with the Federal Reserve Bank to meet this requirement. At December 31, 2011, the reserve requirement was met by the cash balance in the vault.  At March 31, 2012, the Bank had $1.1 million in actual currency and cash on hand, $1.8 million in due from non-interest bearing balances and $235,000 in due from interest bearing balances. At March 31, 2012, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2012
Government-sponsored enterprises	$43,957,295	$54	$442,159	$43,515,190
Mortgage-backed securities	44,867,360	128,136	375,631	44,619,865
Total	$88,824,655	$128,190	$817,790	$88,135,055

December 31, 2011
Government-sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	57,168,084	276,760	298,935	57,145,909
Total	$57,168,084	$276,760	$298,935	$57,145,909

The amortized cost and estimated fair values of investment securities at March 31, 2012, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	43,957,295	43,515,190
Subtotal	43,957,295	43,515,190
Mortgage-backed securities	44,867,360	44,619,865
Total Securities	$88,824,655	$88,135,055

At March 31, 2012 and December 31, 2011, investment securities with book values of $31,909,459 and $31,807,296 and market values of $31,854,924 and $31,796,498, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $14,477,309 for the three months ended March 31, 2012. The gross realized gain on the sale of investment securities totaled $89,501 with no gross realized losses resulting in a net realized gain of $89,501 for the three months ending March 31, 2012. There were no sales of investment securities for the three months ending March 31, 2011.  The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2012
Government-sponsored enterprises	$37,992,690	$442,159	$—	$—	$37,992,690	$442,159
Mortgage-backed securities	28,178,540	375,631	—	—	28,178,540	375,631
	$66,171,230	$817,790	$—	$—	$66,171,230	$817,790

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2011
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	27,319,899	298,935	—	—	27,319,899	298,935
	$27,319,899	$298,935	$—	$—	$27,319,899	$298,935

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at March 31, 2012 and December 31, 2011. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $55,250 of stock in community bank holding companies as of March 31, 2012 and December 31, 2011. The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At March 31, 2012 and December 31, 2011, the Company’s investment in Federal Home Loan Bank stock was $3,262,200 and $5,239,000, respectively.

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

NOTE 7 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended March 31, 2012 and December 31, 2011:

	2012	2011
Real estate - construction	$76,417,169	$78,740,323
Real estate - mortgage	276,034,945	278,532,056
Commercial and industrial	18,482,052	19,841,301
Consumer and other	3,039,802	3,195,051
Total loans receivable, gross	373,973,968	380,308,731
Deferred origination fees, net	(190,372)	(665,192)
Total loans receivable, net of deferred origination fees	373,783,596	379,643,539
Less allowance for loan losses	8,984,887	10,320,259
Total loans receivable, net of allowance for loan loss	$364,798,709	$369,323,280

The composition of gross loans by rate type is as follows for the periods ended March 31, 2012 and December 31, 2011:

	2012	2011
Variable rate loans	$169,421,868	$170,461,433
Fixed rate loans	204,361,728	209,182,106
Total gross loans	$373,783,596	$379,643,539

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2012 and December 31, 2011:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2012	2011	2012	2011	2012	2011
Grade:
Pass	$16,307,774	$17,528,223	$122,490,072	$122,544,501	$20,933,418	$21,239,273
Special Mention	423,439	441,839	7,188,821	6,674,538	1,036,749	1,865,411
Substandard	1,750,839	1,871,239	30,345,682	30,533,228	8,770,897	8,157,357
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$18,482,052	$19,841,301	$160,024,575	$159,752,267	$30,741,064	$31,262,041

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2012	2011	2012	2011	2012	2011
Grade:
Pass	$92,071,898	$92,682,611	$32,388,757	$33,057,874	$2,416,182	$2,870,438
Special Mention	4,962,188	5,943,049	1,884,718	1,884,768	154,906	177,417
Substandard	18,976,284	20,154,129	11,402,630	12,535,640	468,714	147,196
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$116,010,370	$118,779,789	$45,676,105	$47,478,282	$3,039,802	$3,195,051

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at March 31, 2012 and December 31, 2011:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
March 31, 2012
Accruing Loans Paid Current	$16,625,493	$148,567,419	$25,456,745	$108,419,040	$37,670,619	$2,442,658	$339,181,974
Accruing Loans Past Due:
30-59 Days	383,098	403,013	—	902,172	48,406	1,006	1,737,695
60-89 Days	30,445	366,398	—	238,077	—	229,636	864,556
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	413,543	769,411	—	1,140,249	48,406	230,642	2,602,251
Loans Receivable on Nonaccrual Status	$1,443,016	$10,687,745	$5,284,319	$6,451,081	$7,957,080	$366,502	$32,189,743
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$18,482,052	$160,024,575	$30,741,064	$116,010,370	$45,676,105	$3 ,039,802	$373,973,968

December 31, 2011
Accruing Loans Paid Current	$17,800,238	$147,877,812	$25,771,067	$104,923,350	$38,065,673	$2,807,348	$337,245,488
Accruing Loans Past Due:
30-59 Days	872,349	169,851	825,000	1,057,530	332,752	313,708	3,571,190
60-89 Days	308,511	1,372,600	—	1,497,206	1,988,433	33,499	5,200,249
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	1,180,860	1,542,451	825,000	2,554,736	2,321,185	347,207	8,771,439
Loans Receivable on Nonaccrual Status	$860,203	$10,332,004	$4,665,974	$11,301,703	$7,091,424	$40,496	$34,291,804
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$19,841,301	$159,752,267	$31,262,041	$118,779,789	$47,478,282	$3,195,051	$380,308,731

The following is a summary of information pertaining to impaired and nonaccrual loans at March 31, 2012 and December 31, 2011:

	2012	2011
Impaired loans without a valuation allowance	$49,735,076	$48,263,225
Impaired loans with a valuation allowance	10,451,038	13,063,792
Total impaired loans	$60,186,114	$61,327,017

Valuation allowance related to impaired loans	$1,907,921	$2,876,022
Average of impaired loans during the period	65,261,278	67,899,940
Total nonaccrual loans	32,189,743	34,291,804
Total Loans past due 90 days and still accruing	—	—
Total loans considered impaired which are classified as troubled debt restructurings	$34,757,588	$33,705,357

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at March 31, 2012 and December 31, 2011:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
March 31, 2012
With no related allowance recorded:
Recorded Investment	$1,431,294	$28,827,055	$2,380,579	$10,118,214	$6,683,822	$294,112	$49,735,076
Unpaid Principal Balance	1,831,015	29,846,309	2,814,960	14,479,731	9,120,829	296,032	58,388,876
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	1,798,060	29,016,500	2,635,325	12,919,000	8,426,902	296,023	55,091,810
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$11,722	$2,316,307	$5,233,188	$1,449,373	$1,368,058	$72,390	$10,451,038
Unpaid Principal Balance	11,722	2,316,307	5,233,188	1,449,373	1,431,830	72,390	10,514,810
Related Allowance	452	389,457	449,448	582,341	446,368	39,855	1,907,921
Average Recorded Investment	11,988	2,316,306	4,950,252	1,450,634	1,368,062	72,226	10,169,468
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$1,443,016	$31,143,362	$7,613,767	$11,567,587	$8,051,880	$366,502	$60,186,114
Unpaid Principal Balance	1,842,737	32,162,616	8,048,148	15,929,104	10,552,659	368,422	68,903,686
Related Allowance	452	389,457	449,448	582,341	446,368	39,855	1,907,921
Average Recorded Investment	1,810,048	31,332,806	7,585,577	14,369,634	9,794,964	368,249	65,261,278
Interest Income Recognized	—	—	—	—	—	—	—

December 31, 2011
With no related allowance recorded:
Recorded Investment	$847,494	$28,925,047	$1,762,234	$11,950,867	$4,777,224	$359	$48,263,225
Unpaid Principal Balance	1,247,215	29,773,429	2,129,960	13,569,585	6,895,576	359	53,616,124
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	1,265,499	30,003,945	2,546,418	13,511,155	7,195,411	774	54,523,202
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$12,708	$1,890,087	$5,233,188	$3,478,621	$2,409,049	$40,139	$13,063,792
Unpaid Principal Balance	12,708	1,890,087	5,233,188	3,738,621	2,472,821	40,138	13,387,563
Related Allowance	1,438	377,517	768,391	1,198,819	522,255	7,602	2,876,022
Average Recorded Investment	14,679	1,898,497	5,162,095	3,783,489	2,472,862	45,116	13,376,738
Interest Income Recognized	—	—	—	—	—	—
Total:
Recorded Investment	$860,202	$30,815,134	$6,995,422	$15,429,488	$7,186,273	$40,498	$61,327,017
Unpaid Principal Balance	1,259,923	31,663,516	7,363,148	17,308,206	9,368,397	40,497	67,003,687
Related Allowance	1,438	377,517	768,391	1,198,819	522,255	7,602	2,876,022
Average Recorded Investment	1,280,178	31,902,442	7,708,513	17,294,644	9,668,273	45,890	67,899,940
Interest Income Recognized	—	—	—	—	—	—	—

Transactions in the allowance for loan losses are summarized below for the periods ended March 31, 2012 and 2011:

	2012	2011
Balance, beginning of period	$10,320,259	$11,459,047
Provision charged to operations	225,000	10,618,737
Gross loan charge offs	(1,613,873)	(12,494,985)
Gross loan recoveries	53,501	737,460
Balance, end of period	$8,984,887	$10,320,259
Gross loans outstanding, end of period	$373,783,596	$379,643,539

The following is a summary of information pertaining to our allowance for loan losses at March 31, 2012 and December 31, 2011:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
March 31, 2012
Allowance for loan losses:
Beginning Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Charge-offs	—	(138,636)	(66,655)	(926,552)	(481,615)	(415)	—	(1,613,873)
Recoveries	9,679	5,743	—	26,253	6,076	5,750	—	53,501
Provision	(347,295)	(156,366)	(269,304)	785,672	(164,041)	17,165	359,169	225,000
Ending Balance	$304,532	$2,250,744	$821,761	$3,184,973	$1,689,338	$71,982	$661,557	$8,984,887
Loans Receivable:
Ending Balance	$18,482,052	$160,024,575	$30,741,064	$116,010,370	$45,676,105	$3,039,802		$373,973,968
Individually evaluated for impairment	$1,443,016	$31,143,362	$7,613,767	$11,527,669	$8,091,798	$366,502		$60,186,114
Collectively evaluated for impairment	$17,039,036	$128,881,213	$23,127,297	$104,482,701	$37,584,307	$2,673,300		$313,787,854

December 31, 2011
Allowance for loan losses:
Beginning Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Charge-offs	(804,247)	(2,356,709)	(635,234)	(5,667,661)	(3,001,562)	(29,572)	—	(12,494,985)
Recoveries	11,050	9,571	8,921	378,087	306,665	23,165	—	737,460
Provision	991,890	2,208,950	1,440,790	4,215,981	2,225,772	(7,820)	(456,826)	10,618,737
Ending Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Loans Receivable:
Ending Balance	$19,841,301	$159,752,267	$31,262,041	$118,779,789	$47,478,282	$3,195,051		$380,308,731
Individually evaluated for impairment	$860,203	$30,815,134	$6,995,422	$15,429,488	$7,186,273	$40,497		$61,327,017
Collectively evaluated for impairment	$18,981,098	$128,937,133	$24,266,619	103,350,301	$40,292,009	$3,154,554		$318,981,714

The allowance for loan losses, as a percent of gross loans outstanding, was 2.40% and 2.70% for periods ended March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, the Bank had 83 loans totaling $32,189,743 or 8.61% of gross loans, in nonaccrual status, of which $10,025,056 were deemed to be troubled debt restructurings.  There were 24 loans totaling $24,732,532 deemed to be troubled debt restructurings not in nonaccrual status at March 31, 2012. At December 31, 2011, the Bank had 95 impaired loans totaling $34,291,804 or 9.03% of loans, net of deferred origination fees, in nonaccrual status, of which $9,933,983 were deemed to be troubled debt restructurings. There were 23 loans totaling $23.8 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2011.  There were no loans contractually past due 90 days or more and still accruing interest at March 31, 2012 or December 31, 2011.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We do not recognize interest income on loans that are impaired.  At March 31, 2012 and December 31, 2011, the Bank had $130,000 and $165,000, respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At March 31, 2012, loans totaling $60.9 million were pledged as collateral at the Federal Home Loan Bank.

NOTE 8 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended March 31, 2012 and December 31, 2011 are summarized below:

	2012	2011
Balance, beginning of year	$18,905,600	$11,905,865
Additions	2,966,547	15,305,144
Sales	(2,520,885)	(6,123,865)
Write downs	(24,105)	(2,181,544)
Balance, end of period	$19,327,157	$18,905,600

NOTE 9 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended March 31, 2012 and December 31, 2011:

	2012	2011
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,409,641	18,409,641
Furniture and equipment	4,666,661	4,651,975
Software	744,210	742,257
Total	27,085,830	27,069,191
Less, accumulated depreciation	5,054,728	4,783,296
Premises, furniture and equipment, net	$22,031,102	$22,285,895

Depreciation expense for the three months ended March 31, 2012 and 2011 amounted to $271,432 and $224,595, respectively.

NOTE 10 - DEPOSITS

At March 31, 2012, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2012	$189,852,025
2013	35,669,560
2014	4,140,499
2015	2,639,200
2016	60,657,532
Thereafter	9,304,740

Total	$302,263,556

The bank had no wholesale deposits at March 31, 2012, compared to $1,567,000, or 0.3% of total deposits, at December 31, 2011.

NOTE 11 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of two obligations totaling $20.0 million at March 31, 2012. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $24,870,818 and $25,012,097 and fair values of $24,896,922 and $24,997,678 at March 31, 2012 and December 31, 2011, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended March 31, 2012 and December 31, 2011:

	2012	2011

Amount outstanding at period end	$20,000,000	$20,000,000
Average amount outstanding during the period	20,009,973	20,011,907
Maximum outstanding at any month-end	20,000,000	20,000,000
Weighted average rate paid at period-end	4.21%	4.21%
Weighted average rate paid during the period	4.27%	4.89%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.687% at the period ended March 31, 2012.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

The Trust I Securities mature or are mandatorily redeemable upon maturity on March 30, 2036 or upon earlier optional redemption as provided in the indenture.  The Company has the right to redeem the Trust I Securities in whole or in part, on or after March 30, 2012.  The Company may also redeem the Trust I Securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

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

Beginning with the scheduled payment date of December 30, 2011, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

As described in Note 17 below, on March 18, 2012, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.  At March 31, 2012 the amount of accrued interest was $1,112,576.

NOTE 13 — ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2012, advances from the Federal Home Loan Bank (“FHLB”) were comprised of three advances totaling $34.0 million.   On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2011, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%. On March 22, 2012, the Bank borrowed $7.0 million under a 2-year fixed advance at a rate of 0.86%. All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain investment securities.  At March 31, 2012, loans totaling $60.9 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended March 31, 2012 and December 31, 2011:

	2012	2011
Amount outstanding at period end	$34,000,000	$34,000,000
Average amount outstanding during the period	34,000,000	32,465,753
Maximum outstanding at any month-end	34,000,000	34,000,000
Weighted average rate at period-end	1.76%	1.76%
Weighted average rate during the period	1.79%	1.82%

NOTE 14 - OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2012 and 2011 are summarized below:

	2012	2011
Professional fees	$308,456	$395,681
Telephone expenses	50,122	54,875
Office supplies, stationery, and printing	18,222	16,451
Insurance	100,485	93,945
Postage	3,065	2,677
Data processing	190,934	158,531
Advertising and marketing	15,119	14,031
FDIC Insurance	298,972	355,000
Other loan related expenses	29,948	63,476
Other	88,556	83,364
Total	$1,103,879	$1,238,031

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. and Tidelands Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer.  The lawsuit alleges causes of action for breach of employment contract, fraud and negligent misrepresentation and asks for actual damages, punitive damages and attorneys’ fees.  Mr. Coffee is seeking actual damages of $780,000 related to a severance payment that Mr. Coffee claims is due under his employment contract.  The bank and holding company are prohibited from making any payments to Mr. Coffee without the FDIC’s approval, and the FDIC has informed the bank that it does not approve of any such severance payments being made to Mr. Coffee.  Mr. Coffee is also seeking continuation of certain insurance benefits.  The lawsuit is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time.

NOTE 16 — INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted income (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Potentially dilutive common share equivalents include common shares issuable upon the exercise of outstanding stock options and warrants.

Basic and diluted loss per share are computed below for the three months ended March 31, 2012 and 2011:

	2012	2011
Basic loss per share computation:
Net income (loss) available to common shareholders	$23,687	$(4,466,457)
Average common shares outstanding - basic	4,044,186	4,086,245
Basic net income (loss) per share	$.01	$(1.09)
Diluted loss per share computation:
Net income (loss) available to common shareholders	$23,687	$(4,466,457)
Average common shares outstanding - basic	4,044,186	4,086,245
Incremental shares from assumed conversions: Stock options and warrants	—	—
Average common shares outstanding - diluted	4,044,186	4,086,245
Diluted loss per share	$.01	$(1.09)

For the period ended March 31, 2012, there were no stock options that were anti-dilutive compared to 713,488 stock options outstanding that were anti-dilutive for the period ended March 31, 2011.  At March 31, 2012 and 2011, there were 571,821 warrant shares outstanding that were anti-dilutive.  Options and warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

NOTE 17 - REGULATORY MATTERS

Regulatory Actions

As reported in the Form 8-K filed on March 22, 2011, the Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) on March 18, 2011.   The FRB Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. The Bank’s lending and deposit operations continue to be conducted in the usual and customary manner, and all other products, services and hours of operation remain the same.  All Bank deposits will remain insured by the FDIC to the maximum extent allowed by law.

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

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at March 31, 2012 and December 31, 2011:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2012
Total capital (to risk-weighted assets)	$33,744,000	8.24%	$32,750,240	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	18,858,000	4.61%	16,375,120	4.00%	N/A	N/A
Tier 1 capital (to average assets)	18,858,000	3.48%	21,684,240	4.00%	N/A	N/A
December 31, 2011
Total capital (to risk-weighted assets)	$33,644,000	8.27%	$32,526,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	18,746,000	4.61%	16,263,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	18,746,000	3.50%	21,444,040	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2012 and December 31, 2011:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2012
Total capital (to risk-weighted assets)	$34,483,000	8.43%	$32,724,210	8.00%	$40,905,270	10.00%
Tier 1 capital (to risk-weighted assets)	29,320,000	7.17%	16,362,110	4.00%	24,543,160	6.00%
Tier 1 capital (to average assets)	29,320,000	5.43%	21,611,200	4.00%	27,014,000	5.00%
December 31, 2011
Total capital (to risk-weighted assets)	$33,992,000	8.37%	$32,500,210	8.00%	$40,625,270	10.00%
Tier 1 capital (to risk-weighted assets)	28,847,000	7.10%	16,250,110	4.00%	24,375,160	6.00%
Tier 1 capital (to average assets)	28,847,000	5.40%	21,371,760	4.00%	26,714,700	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $40,905,270 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $32,724,210 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of March 31, 2012, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 18 - UNUSED LINES OF CREDIT

As of March 31, 2012, the Bank had no unused lines of credit to purchase federal funds from unrelated banks.  A line of credit is available from the FHLB with a remaining credit availability of $45.8 million and an excess lendable collateral value of approximately $1.5 million at March 31, 2012.  In addition, we maintain a $155,700 line of credit with the Federal Reserve Bank.   This line of credit is secured by approximately $476,000 in bonds as of March 31, 2012.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  The dividend payment that was deferred in February, 2012 was the sixth missed dividend payment.  Consequently, the Treasury has appointed an observer to the Board.  As of March 31, 2012 the amount of cumulative unpaid dividend is $1,083,600.

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

NOTE 20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At March 31, 2012, the Bank had $130,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2012.

Amount
Commitments to extend credit	$12,534,697
Standby letters of credit	201,469
Total	$12,736,166

NOTE 21 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $0 and $15,001for the periods ended March 31, 2012 and 2011.  At March 31, 2012, the ESOP has an outstanding loan amounting to $1,375,000.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended March 31, 2012 and December 31, 2011.

	2012	2011
Balance, beginning of year	129,326	150,531
New share purchases	—	—
Shares released to participants	—	(5,587)
Shares allocated to participants	—	(15,618)
Balance, end of period	129,326	129,326

The aggregate fair value of the unallocated shares was $25,865 based on the $0.20 closing price of our common stock on March 31, 2012. The aggregate fair value of the 129,326 unallocated shares was $10,346 based on the $0.08 closing price of our common stock on December 31, 2011.

NOTE 22 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $0 and $26,114, for the three months ended March 31, 2012 and 2011, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the three months ended March 31, 2012.

NOTE 23 — TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (TDR’s) amounted to $34,757,588 at March 31, 2012.   The accruing TDR’s were $24,732,532 and the non-accruing TDR’s were $10,025,056 at March 31, 2012.

The following chart represents the troubled debt restructurings incurred during the quarter ended March 31, 2012:

		For the three months ended
		March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Residential Real Estate	2	$720,046	$679,134
Commercial Real Estate	1	851,587	851,587
Totals	3	$1,571,633	$1,530,721

During the three months ended March 31, 2012, the Bank modified three loans that were considered to be troubled debt restructurings.   We extended the terms for 3 of these loans and the interest rate was lowered for 3 of these loans.

There were no loans that were determined to be troubled debt restructurings during the previous four quarters that subsequently defaulted during the quarter ended March 31, 2012.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2012 compared to December 31, 2011 and the results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2011 Annual Report on Form 10-K.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2009 and continuing through the first quarter of 2012, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 and also analyzes our financial condition as of March 31, 2012 as compared to December 31, 2011.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2012.

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provided unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 15 to 25 basis points fee (annualized), according to the institution’s risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place; and

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2011.  Issuers electing to participate would pay a 75 basis point fee for the guarantee.  As a result of the Dodd-Frank Wall Street

Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) described below, the voluntary TAGP program ended in December 31, 2010, and all institutions are required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012.  There will not be a separate assessment for this insurance as there was for institutions participating in the TAGP program.

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

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2011 and to increase assessment rates effective on January 1, 2011.

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

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF was March 31, 2011.  We did not participate in the SBLF.

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

Although the TAGP expired on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest-bearing transaction accounts.  This deposit insurance mandate created by the Dodd-Frank Act took effect on December 31, 2010, and will continue through December 31, 2011.  The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP.  Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest-bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts or IOLTAs and will be funded through general FDIC assessments, not special assessments.

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

Tthe Company has submitted, and the FRB has approved a written plan designed to maintain sufficient capital at the Company on a consolidated basis.  Although the FRB Agreement does not contain specific target capital ratios or specific timelines, the plan must address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

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

•                  Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce the Bank’s risk exposure in relationships with assets in excess of $500,000 criticized as “Substandard” in the Report of Examination.  The plan must require a reduction in the aggregate balance of assets criticized as “Substandard” in accordance with the following schedule: (i) within 180 days, a reduction of 25% in the balance of assets criticized “Substandard; (ii) within 360 days, a reduction of 45% in the balance of assets criticized “Substandard; (iii) within 540 days, a reduction of 60% in the balance of assets criticized “Substandard; and (iv) within 720 days, a reduction of 70% in the balance of assets criticized “Substandard.”  The Bank is in compliance with this ongoing requirement.

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

The determination of our compliance with the regulatory requirements will be made by the FDIC and the South Carolina State Board.  Failure to comply with the requirements could result in additional regulatory requirements and, if the Bank is unable to comply could, ultimately lead to further action by the FDIC, including the bank being taken into receivership by the FDIC.

Results of Operations

Income Statement Review

Summary

Three months ended March 31, 2012 and 2011

Our net income was $263,000 for the three months ended March 31, 2012 compared to a net loss of $4.2 million for the three months ended March 31, 2011.  Net income before income tax benefit was $263,000 for the three months ended March 31, 2012 compared to net loss before income tax benefit of $4.2 million for the three months ended March 31, 2011.  The reduction in loss from $4.2 million to a net income before tax of $263,000 resulted primarily from a decrease of $238,000 in net interest income before provision for loan losses, an increase of $18,000 in noninterest income, a decrease of $4.0 million in credit provisions and a decrease of $737,000 in noninterest expense.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the three months ended March 31, 2012, our loan portfolio decreased $5.9 million from the year-end balance. We anticipate a growth in loans will drive the growth in assets and the growth in net interest income once economic conditions improve.  However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At March 31, 2012, loans represented 68.3% of total assets, while securities and federal funds sold represented 21.6% of total assets.  While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

At March 31, 2012, retail deposits represented $459.1 million, or 86.8% of total funding, which includes total deposits plus borrowings.  Borrowings represented $69.8 million, or 13.2% of total funding, and we had no wholesale deposits.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  We anticipate that our full service banking offices will assist us in meeting these objectives.  We believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income decreased $238,000 as the result of a decrease in investment portfolio revenue of $78,000, a decline in loan revenue of $392,000 partially offset by a decrease in funding costs of $210,000 as compared to the prior period.  For the three months ended March 31, 2012, average interest-bearing liabilities exceeded average interest-earning assets by $20.5 million compared to $3.4 million for the three months ended March 31, 2011.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin decreased during the three months ended March 31, 2012 when compared to the same period in 2011, as a result of the Bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the three months ended March 31, 2012 and 2011 were 3.08% and 3.14%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2012 and 2011.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume

Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Three Months Ended March 31, 2012 and 2011

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended March 31, 2012 and 2011, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$6,204	$11	0.71%	$1,765	$—	0.02%
Federal funds sold	35,081	23	0.26%	19,693	16	0.33%
Taxable investment securities	71,025	433	2.44%	61,838	511	3.35%
Non-taxable investment securities	67	4	23.88%	—	—	—%
Loans receivable(2)	377,067	5,239	5.56%	431,811	5,631	5.29%
Total earning assets	489,444	5,710	4.67%	515,107	6,158	4.85%

Nonearning assets:
Cash and due from banks	2,405			3,046
Mortgages held for sale	282			252
Premises and equipment, net	22,190			22,565
Other assets	37,798			33,260
Allowance for loan losses	(10,013)			(10,353)
Total nonearning assets	52,662			48,770
Total assets	$542,106			$563,877

Interest-bearing liabilities:
Interest bearing transaction accounts	$26,071	47	0.72%	$28,232	51	0.74%
Savings & money market	111,815	209	0.75%	137,154	308	0.91%
Time deposits less than $100,000	116,547	452	1.56%	118,340	563	1.93%
Time deposits greater than $100,000	185,337	680	1.48%	170,912	706	1.67%
Securities sold under repurchase agreement	20,010	188	3.76%	20,016	203	4.11%
Advances from FHLB	34,000	152	1.79%	27,778	137	1.99%
Junior subordinated debentures	14,434	213	5.90%	14,434	181	5.07%
ESOP borrowings	1,425	16	4.49%	1,625	18	4.56%
Federal funds purchased	269	—	0.01%	18	—	0.54%
Total interest-bearing liabilities	509,908	1,957	1.54%	518,509	2,167	1.69%

Noninterest-bearing liabilities:
Demand deposits	13,041			16,598
Other liabilities	5,298			4,493
Shareholders’ equity	13,859			24,277

Total liabilities and shareholders’ equity	$542,106			$563,877
Net interest income		$3,753			$3,991
Net interest spread			3.15%			3.16%
Net interest margin			3.08%			3.14%

(1)          Annualized for the three month period.

(2)          Includes nonaccruing loans

During the three months ended March 31, 2012, the net interest spread and net interest margin decreased in comparison to the previous period in 2011.  Our net interest spread was 3.15% and 3.16% for the three months ended March 31, 2012 and 2011, respectively. Our net interest margin for the three months ended March 31, 2012 was 3.08% compared to 3.14% for the three months ended March 31, 2011.  During the first quarter of 2012, interest-earning assets averaged $489.4 million, compared to $515.1 million in the same quarter of 2011.  During the same periods, average interest-bearing liabilities were $509.9 million and $518.5 million, respectively.

Interest income for the three months ended March 31, 2012 was $5.7 million, consisting of $5.2 million on loans, $437,000 on investments, and $23,000 on federal funds sold.  Interest income for the three months ended March 31, 2011 was $6.2 million, consisting of $5.6 million on loans, $511,000 on investments and $16,000 on federal funds sold.  Interest and fees on loans represented 91.8% and 91.4% of total interest income for the three months ended March 31, 2012 and 2011, respectively.  Income from investments, federal funds sold, and interest bearing balances represented 8.2% and 8.6% of total interest income for the three months ended March 31, 2012 and 2011, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 77.0% and 83.8% of average interest-earning assets for the three months ended March 31, 2012 and 2011, respectively.

Interest expense for the three months ended March 31, 2012 was $2.0 million, consisting of $1.4 million related to deposits, $188,000 related to securities sold under repurchase agreements, $213,000 related to junior subordinated debentures, $152,000 related to Federal Home Loan Bank (“FHLB”) advances, and $16,000 related to ESOP borrowings.  Interest expense for the three months ended March 31, 2011 was $2.2 million, consisting of $1.6 million related to deposits, $203,000 related to securities sold under repurchase agreements, $181,000 related to junior subordinated debentures, $137,000 related to Federal Home Loan Bank (“FHLB”) advances, and $18,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended March 31, 2012 and 2011 represented 70.9% and 75.1%, respectively, of total interest expense, while interest expense on other liabilities represented 29.1% and 24.9%, respectively, of total interest expense for the three months ended March 31, 2012 and 2011, respectively.  During the three months ended March 31, 2012, average interest-bearing liabilities were lower than the comparable period ended March 31, 2011 by $8.6 million.

Net interest income, the largest component of our income, was $3.8 million and $4.0 million for the three months ended March 31, 2012 and March 31, 2011, respectively.  The decrease of $238,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $448,000 decrease in interest income and a $210,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended March 31, 2012 vs. March 31, 2011				Three Months Ended March 31, 2011 vs. March 31, 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(720)	$338	$(10)	$(392)	$(687)	$(6)	$—	$(693)
Taxable investment securities	76	(136)	(17)	(77)	(1,827)	(566)	416	(1,977)
Non-taxable investment securities	0	—	4	4	(22)	—	—	(22)
Federal funds sold	13	(3)	(3)	7	3	—	—	3
Interest bearing balances	0	3	8	11	—	—	—	—
Total interest income	(631)	202	(18)	(447)	(2,533)	(572)	416	(2,689)

Interest expense
Deposits	(52)	(205)	18	(239)	(591)	(654)	142	(1,103)
Junior subordinated debentures	—	6	2	8	—	4	—	4
Advances from FHLB	31	(14)	(2)	15	(318)	(153)	95	(376)
Securities sold under repurchase agreements	(1)	8	2	9	(133)	316	(195)	(12)
Federal funds purchased	—	—	—	—	—	—	—	—
ESOP borrowings	(2)	0	0	(2)	(4)	7	(2)	1
Other borrowings	—	—	—	—	—	—	—	—
Total interest expense	(24)	(205)	20	(209)	(1,046)	(480)	40	(1,486)

Net interest income	$(607)	$407	$(38)	$(238)	$(1,487)	$(92)	$376	$(1,203)

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

Three Months Ended March 31, 2012 and 2011

Included in the statement of operations for the three months ended March 31, 2012 and 2011 is a noncash expense related to the provision for loan losses of $225,000 and $4.2 million, respectively.  The decrease in the allowance for the three months ended March 31, 2012 relates to our decision to decrease the allowance in response to the improving credit environment as evidenced by the decreasing level of nonperforming assets.  The allowance for loan losses was approximately $9.0 million and $12.4 million as of March 31, 2012 and 2011, respectively.  The allowance for loan losses as a percentage of gross loans was 2.40% at March 31, 2012 and 2.94% at March 31, 2011.  At March 31, 2012, we had 108 nonperforming loans totaling approximately $60.2 million.  Net charge offs amounted to approximately $1.6 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income during the three months ended March 31, 2012 and 2011:

	2012	2011
	(in thousands)
Service fees on deposit accounts	$13	$13
Residential mortgage origination income	40	50
Gain on sale of investment securities	90	—
Other service fees and commissions	113	156
Bank owned life insurance	120	135
Other	2	6
Total noninterest income	$378	$360

Three Months Ended March 31, 2012 and 2011

Noninterest income for the three months ended March 31, 2012 was $378,000 compared to $360,000 during the same period in 2011. The increase was primarily attributable to gains on sale of investment securities.  For the three months ended March 31, 2012, we had $90,000 on gains on sales of investment securities in comparison to no sales of investment securities for the same period in 2011.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $40,000 and $47,000 for the three months ended March 31, 2012 and 2011, respectively.  The decrease of $7,000 related primarily to a decrease in origination volume in the mortgage department during the first quarter of 2012.  We had no origination income on mortgage loans sold for the three months ended March 31, 2012 compared to $3,000 for the same period in 2011.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $13,000 for the three months ended March 31, 2012 and 2011, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions decreased $43,000 to $113,000 for the three months ended March 31, 2012, when compared to the same period in 2011.

A reduction of $15,000 in BOLI  income was primarily attributable to a smaller increase in the cash surrender value of bank owned life insurance for the three months ended March 31, 2012 when compared to the same period in 2011. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $2,000 and $6,000 for the three months ended March 31, 2012 and 2011, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the three months ended March 31, 2012 and 2011:

	2012	2011
	(in thousands)
Salaries and benefits	$1,376	$1,692
Occupancy	408	392
Furniture and equipment expense	217	203
Other real estate owned expense	537	853
Professional fees	308	396
Advertising and marketing	15	14
Insurance	100	94
FDIC assessment	299	355
Data processing and related costs	191	159
Telephone	50	55
Postage	3	3
Office supplies, stationery and printing	18	16
Other loan related expense	30	64
Other	90	83
Total noninterest expense	$3,642	$4,379

Three Months Ended March 31, 2012 and 2011

We incurred noninterest expense of approximately $3.6 million for the three months ended March 31, 2012 compared to $4.4 million for the three months ended March 31, 2011.  The $316,000 decrease in other real estate owned expense primarily accounted for the decrease in noninterest expense for the three months ended March 31, 2012 compared to the same period in 2011. The remaining differences resulted from decreases of $88,000 in professional fees, $56,000 in FDIC assessments, $34,000 in other loan related expenses, and $316,000 in salaries and benefits offset by a decrease of   $16,000 in occupancy expense,  $14,000 in furniture and equipment expense,  and $32,000 in data processing costs.

Salaries and employee benefits expense was approximately $1.4 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively.  These expenses represented 37.8% and 38.6% of our total noninterest expense for the three months ended March 31, 2012 and 2011, respectively.  The $316,000 decrease in salaries and employee benefits expense resulted from decreases of $86,000 in other benefits costs, and $230,000 in base compensation.

Data processing and related costs increased approximately $32,000, or 20.1%, for the three months ended March 31, 2012 compared to the same period in 2011.  These expenses were $191,000 and $159,000 for the three months ended March 31, 2012 and 2011, respectively.  During the three months ended March 31, 2012, our data processing costs for our core processing system were $179,000 compared to $146,000 for the three months ended March 31, 2011.

Income Tax Expense

Three Months Ended March 31, 2012 and 2011

Our lack of income tax expense or benefit for March 31, 2012 and 2011 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that is more likely than not that the deferred tax asset related to continuing operations at March 31, 2012 will not be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At March 31, 2012, we had total assets of $547.7 million, consisting principally of $364.8 million in net loans, $88.1 million in investment securities, $22.0 million in net premises, furniture and equipment, $27.0 million in federal funds sold and $4.4 million in cash and due from banks.  Our liabilities at March 31, 2012 totaled $533.9 million, consisting principally of $459.1 million in deposits, $20.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $34.0 million in FHLB advances and $1.4 million in borrowings related to the ESOP.  At March 31, 2012, our shareholders’ equity was $13.7 million.

Federal Funds Sold

At March 31, 2012, our $27.0 million in short-term investments in federal funds sold on an overnight basis comprised 4.9% of total assets, compared to $39.6 million, or 7.4% of total assets, at December 31, 2011.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions in light of the current economic environment.

Investments

At March 31, 2012, the $88.1 million in our available-for-sale investment securities portfolio represented approximately 16.1% of our total assets compared to $57.1 million, or 10.7% of total assets, at December 31, 2011.  At March 31, 2012, we held U.S. government agency securities, government sponsored enterprises, municipal and mortgage-backed securities with a fair value of $88.1 million and an amortized cost of $88.8 million for a net unrealized loss of $690,000. We utilize the investment portfolio to provide additional income and to provide liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Contractual maturities and yields on our investments at March 31, 2012 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$43,515	3.17%	$43,515	3.17%
Mortgage-backed	—	—%	—	—%	—	—%	44,620	1.94%	44,620	1.94%
Total	$—	—%	$—	—%	$—	—%	$88,135	2.70%	$88,135	2.70%

At March 31, 2012, our investments included government sponsored enterprises, which consist of securities issued by the Federal Home Loan Mortgage Corporation with amortized costs of approximately $43.5 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $9.8 million, $10.9 million and $24.0 million, respectively.

Other nonmarketable equity securities at March 31, 2012 consisted of Federal Home Loan Bank stock with a cost of $3.3 million and other investments of approximately $55,000.

The amortized costs and the fair value of our investments at March 31, 2012 and December 31, 2011 are shown in the following table.

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$43,958	$43,515	$—	$—
Mortgage-backed securities	44,867	44,620	57,168	57,146
Total	$88,825	$88,135	$57,168	$57,146

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at March 31, 2012 and December 31, 2011 were $377.1 million and $409.2 million, respectively.  Gross loans outstanding at March 31, 2012 and December 31, 2011 were $373.8 million and $379.6 million, respectively.

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

The following table summarizes the composition of our loan portfolio at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$18,482	5.0%	$19,841	5.3%

Real Estate
Mortgage	276,035	73.8%	278,532	73.4%
Construction	76,417	20.5%	78,740	20.7%
Total real estate	352,452	94.3%	357,272	94.1%

Consumer
Consumer	3,040	0.8%	3,195	0.8%
Total Gross Loans	373,974	100.1%	380,308	100.2%
Deferred origination fees, net	(190)	(0.1)%	(665)	(0.2)%

Total gross loans, net of deferred fees	373,784	100.0%	379,643	100.0%
Less: allowance for loan losses	(8,985)		(10,320)
Total loans, net	$364,799		$369,323

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2012:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$7,264	$10,657	$561	$18,482
Real estate	94,105	219,403	38,944	352,452
Consumer	940	1,735	365	3,040
Deferred origination fees, net	(166)	(24)	—	(190)
Total gross loans, net of deferred fees	$102,143	$231,771	$39,870	$373,784

Gross loans maturing after one year with:
Fixed interest rates				$157,898
Floating interest rates				113,767
Total				$271,665

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2012 and 2011.

	2012	2011
	(dollars in thousands)
Balance, beginning of year	$10,320	$11,459
Charge offs, Commercial and Industrial	—	(166)
Charge offs, Real Estate Mortgage	(1,066)	(2,381)
Charge offs, Real Estate Construction	(548)	(752)
Charge offs, Consumer	—	(12)
Recoveries, Commercial and Industrial	10	8
Recoveries, Real Estate Mortgage	32	27
Recoveries, Real Estate Construction	6	3
Recoveries, Consumer	6	2
Provision for loan losses	225	4,202
Balance, end of period	$8,985	$12,390

Total loans outstanding at end of period	$373,784	$421,156
Allowance for loan losses to gross loans	2.40%	2.94%
Net charge-offs to average loans	0.41%	0.76%

Nonperforming Assets

The following table sets forth our nonperforming assets at March 31, 2012 and December 31, 2011:

	2012	2011
	(dollars in thousands)
Nonaccrual loans	$32,190	$34,292
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	27,996	27,036
Total impaired loans	60,186	61,328
Other real estate owned	19,327	18,906
Total nonperforming assets	$79,513	$80,234

Nonperforming assets to total assets	14.45%	15.02%

The Bank had 108 nonperforming loans at March 31, 2012, totaling $60.2 million and 117 nonperforming loans totaling $61.3 million at December 31, 2011, all of which were considered impaired.  Of the 108 nonperforming loans at March 31, 2012, it is anticipated that 56 loans totaling approximately $25.7 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional eight loans amounting to approximately $217,000 are expected to be paid in full, and 44 loans totaling approximately $34.3 million will be refinanced either through the Bank or elsewhere. At March 31, 2012 and December 31, 2011, the allowance for loan losses was $9.0 million and $10.3 million, respectively, or 2.40% and 2.72%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at March 31, 2012 are $11.6 million in residential properties, representing approximately 19.2% of the Bank’s nonperforming loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of March 31, 2012, we had 48 loans with a current principal balance of $15.7 million on the watch list compared to 46 loans with a current principal balance of $17.0 million at December 31, 2011.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the

“watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $2.6 million at March 31, 2012, compared to $8.8 million at December 31, 2011.  At March 31, 2012, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended March 31, 2012 and December 31, 2011, we received approximately $6,000 and $890,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status.  In addition, the Bank held approximately $19.3 million and $18.9 million in other real estate owned at the period ending March 31, 2012 and December 31, 2011, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  In the past, we have chosen to obtain a portion of certificates of deposits from outside of our market.  The deposits obtained outside of our market areas generally have lower rates and maturities than those being offered for similar deposit products in our local market.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We have no wholesale deposits.  Our loan-to-deposit ratio was 81.4% and 85.2% at March 31, 2012 and December 31, 2011, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant the approval.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2012 and the year ended December 31, 2011.

	March 31, 2012		December 31, 2011
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$13,041	—%	$14,942	—%
Interest bearing demand deposits	26,071	0.72%	24,843	0.73%
Savings and money market accounts money	111,815	0.75%	120,035	0.90%
Time deposits less than $100,000	116,547	1.56%	113,409	1.74%
Time deposits greater than $100,000	185,337	1.48%	178,970	1.53%
Total deposits	$452,811	1.27%	$452,199	1.32%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Three months or less	$74,774	$16,880
Over three through six months	12,806	73,104
Over six though twelve months	37,160	35,748
Over twelve months	61,475	57,401
Total	$186,215	$183,133

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2012 and the year ended December 31, 2011, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average
	Ending	End	End	for the Period
	Balance	Rate	Balance	Balance	Rate (1)
	(dollars in thousands)
At or for the three months ended March 31, 2012:
Securities sold under agreement to repurchase	$20,000	4.21%	$20,000	$20,010	3.76%
Advances from FHLB	34,000	1.76%	34,000	34,000	1.79%
Junior subordinated debentures	14,434	5.16%	14,434	14,434	5.90%
ESOP borrowings	1,375	4.50%	1,425	1,425	4.49%
Federal funds purchased	—	—%	—	269	0.01%

At or for the year ended December 31, 2011:
Securities sold under agreement to repurchase	$20,000	4.21%	$20,000	$20,012	4.89%
Advances from FHLB	34,000	1.76%	34,000	32,466	1.82%
Junior subordinated debentures	14,434	5.16%	14,434	14,434	5.09%
ESOP borrowings	1,425	4.50%	1,625	1,548	4.56%
Federal funds purchased	—	—%	—	231	0.02%

(1)  Annualized for the three month period

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At March 31, 2012, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $45.8 million and an excess lendable collateral value of approximately $1.5 million.  We also have credit availability through the Federal Reserve Discount Window.   As of March 31, 2012, $155,700 was available, based on qualifying collateral.   The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $13.7 million at March 31, 2012 and $14.1 million at December 31, 2011.  The difference is attributable to the amount of preferred stock dividend accrued of $181,000 and a decrease of $421,000 in the fair value of available-for-sale securities, offset by net income of $263,000 for the three month period ended March 31, 2012.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the three months ended March 31, 2012 and the year ended December 31, 2011.

	March 31, 2012	December 31, 2011
Return on average assets	0.19%	(1.67)%
Return on average equity	7.60%	(48.97)%
Equity to assets ratio	2.56%	3.42%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of March 31, 2012, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at March 31, 2012 and December 31, 2011.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

	March 31,	December 31,
Tidelands Bancshares, Inc.	2012	2011
Leverage ratio	3.48%	3.50%
Tier 1 risk-based capital ratio	4.61%	4.61%
Total risk-based capital ratio	8.24%	8.27%

The following table sets forth the Bank’s various capital ratios at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
Tidelands Bank	2012	2011
Leverage ratio	5.43%	5.40%
Tier 1 risk-based capital ratio	7.17%	7.10%
Total risk-based capital ratio	8.43%	8.37%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2012, unfunded commitments to extend credit were $12.5 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2012, there were commitments totaling approximately $201,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 45.3% of our loans were variable rate loans at March 31, 2012 and 73.5% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2012 and December 31, 2011, our liquid assets, which consist of cash and due from banks, amounted to $31.4 million and $44.2 million, or 5.7% and 8.3% of total assets, respectively.  Our available-for-sale securities at March 31, 2012 and December 31, 2011 amounted to $88.1 million and $57.1 million, or 16.1% and 10.7% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $31.9 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At March 31, 2012, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $45.8 million and an excess lendable collateral value of approximately $1.5 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $155,700 secured by securities.

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

The following table sets forth information regarding our rate sensitivity, as of March 31, 2012, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three	After one	After
	three	but within	but within	five
	months	twelve months	five years	years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$26,975	$—	$—	$—	$26,975
Investment securities	3,825	9,868	24,558	49,884	88,135
Loans	24,569	71,022	220,492	57,701	373,784
Total interest-earning assets	$55,369	$80,890	$245,050	$107,585	$488,894

Interest-bearing liabilities:
Money market and NOW	$80,112	$—	$—	$—	$80,112
Regular savings	60,748	—	—	—	60,748
Time deposits	122,328	86,982	89,620	3,334	302,264
Junior subordinated debentures	8,248	—	—	6,186	14,434

Securities sold under agreements to repurchase	—	10,000	10,000	—	20,000
Advances from Federal Home Loan Bank	—	7,000	18,000	9,000	34,000
ESOP borrowings	1,425	—	—	—	1,425
Total interest-bearing liabilities	$272,861	$103,982	$117,620	$18,520	$512,983

Period gap	$(217,492)	$(23,092)	$127,430	$89,065	$(24,089)
Cumulative gap	$(217,492)	$(240,584)	$(113,154)	$(24,089)	$(24,089)

Ratio of cumulative gap to total earning assets	(44.49)%	(49.21)%	(23.15)%	(4.93)%	(4.93)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. and Tidelands Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer.  The lawsuit alleges causes of action for breach of employment contract, fraud and negligent misrepresentation and asks for actual damages, punitive damages and attorneys’ fees.  Mr. Coffee is seeking actual damages of $780,000 related to a severance payment that Mr. Coffee claims is due under his employment contract.  The bank and holding company are prohibited from making any payments to Mr. Coffee without the FDIC’s approval, and the FDIC has informed the bank that it does not approve of any such severance payments being made to Mr. Coffee.  Mr. Coffee is also seeking continuation of certain insurance benefits.  The lawsuit is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time.

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

Per the FRB Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments.  Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date.  Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  The dividend payment that was deferred in February, 2012 was the sixth missed dividend payment.  Consequently, the Treasury has appointed an observer to the Board.  As of March 31, 2012 the amount of cumulative unpaid dividend is $1,083,600.

Item 6. Exhibits

31           Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32           Section 1350 Certifications.

101         The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations and Comprehensive Loss or the three month periods ended March 31, 2012 and 2011, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2011 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012	By:	/s/ Thomas H. Lyles
Thomas H. Lyles
Chief Executive Officer and
Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31	Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32	Section 1350 Certifications.

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations and Comprehensive Loss or the three month periods ended March 31, 2012 and 2011, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2011 and 2011, and (v) Notes to Consolidated Financial Statements.