Form 10-Q
period 2012-06-30
TIDELANDS BANCSHARES INC
filed 2012-08-10
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of August 10, 2012.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets:

Cash and cash equivalents:
Cash and due from banks	$5,822,208	$4,552,076
Federal funds sold	25,925,901	39,610,000
Total cash and cash equivalents	31,748,109	44,162,076
Securities available-for-sale	75,998,052	57,145,909
Nonmarketable equity securities	2,591,650	3,317,450
Total securities	78,589,702	60,463,359
Mortgage loans held for sale	334,000	416,849
Loans receivable	359,445,117	379,643,539
Less allowance for loan losses	7,229,424	10,320,259
Loans, net	352,215,693	369,323,280
Premises, furniture and equipment, net	21,820,103	22,285,895
Accrued interest receivable	2,015,416	1,850,487
Bank owned life insurance	15,194,922	14,947,329
Other real estate owned	21,019,983	18,905,600
Other assets	948,998	1,760,923
Total assets	$523,886,926	$534,115,798

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$16,461,078	$12,283,423
Interest-bearing transaction accounts	37,238,529	23,492,325
Savings and money market accounts	101,142,237	111,283,544
Time deposits $100,000 and over	171,556,811	183,133,192
Other time deposits	108,693,558	115,321,975
Total deposits	435,092,213	445,514,459

Securities sold under agreements to repurchase	20,000,000	20,000,000
Advances from Federal Home Loan Bank	34,000,000	34,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,325,000	1,425,000
Accrued interest payable	2,218,829	2,037,862
Other liabilities	2,812,772	2,646,195
Total liabilities	509,882,814	520,057,516

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at June 30, 2012 and December 31, 2011	14,076,708	13,958,364
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176 shares issued and outstanding at June 30, 2012 and December 31, 2011	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at June 30, 2012 and December 31, 2011	1,112,248	1,112,248
Unearned ESOP shares	(1,606,413)	(1,681,103)
Capital surplus	43,115,916	43,188,836
Retained deficit	(42,926,514)	(42,560,223)
Accumulated other comprehensive income (loss)	189,395	(2,612)
Total shareholders’ equity	14,004,112	14,058,282
Total liabilities and shareholders’ equity	$523,886,926	$534,115,798

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the six and three months ended June 30, 2012 and 2011

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$9,831,678	$10,918,450	$4,592,378	$5,287,547
Securities available for sale, taxable	1,013,496	1,036,598	576,267	525,886
Federal funds sold	42,386	28,708	19,560	12,789
Other interest income	11,053	129	102	28
Total interest income	10,898,613	11,983,885	5,188,307	5,826,251
Interest expense:
Time deposits $100,000 and over	1,335,873	1,384,739	656,024	679,073
Other deposits	1,352,544	1,747,481	643,577	824,928
Other borrowings	1,137,865	1,235,551	569,436	697,217
Total interest expense	3,826,282	4,367,771	1,869,037	2,201,218
Net interest income	7,072,331	7,616,114	3,319,270	3,625,033
Provision for loan losses	535,000	9,750,117	310,000	5,548,117
Net interest income (loss) after provision for loan losses	6,537,331	(2,134,003)	3,009,270	(1,923,084)
Noninterest income:
Service charges on deposit accounts	26,200	25,662	12,621	12,827
Residential mortgage origination income	99,497	81,576	59,607	32,090
Gain on sale of securities available-for-sale	270,781	—	181,280	—
Other service fees and commissions	209,489	294,723	96,456	138,604
Increase in cash surrender value of BOLI	247,592	271,775	127,844	136,838
Other	13,535	22,506	11,535	16,302
Total noninterest income	867,094	696,242	489,343	336,661
Noninterest expense:
Salaries and employee benefits	2,721,777	3,197,144	1,345,816	1,504,930
Net occupancy	785,409	802,213	377,501	409,918
Furniture and equipment	422,998	415,965	205,754	212,632
Other real estate owned expense	1,056,962	1,782,133	519,600	928,856
Other operating	2,304,025	2,790,626	1,200,146	1,552,595
Total noninterest expense	7,291,171	8,988,081	3,648,817	4,608,931
Income (loss) before income taxes	113,254	(10,425,842)	(150,204)	(6,195,354)
Income tax benefit	—	(48,692)	—	(48,692)
Net income (loss)	113,254	(10,377,150)	(150,204)	(6,146,662)
Accretion of preferred stock to redemption value	118,344	110,736	59,172	55,368
Preferred dividends accrued	361,200	361,200	180,600	180,600
Net loss available to common shareholders	$(366,290)	$(10,849,086)	$(389,976)	$(6,382,630)
Other Comprehensive Income (loss):
Unrealized gain on securities available for sale	576,227	822,641	1,165,737	791,099
Reclassification adjustment for realized gain on securities	(270,781)	—	(181,280)	—
Tax effect	(113,439)	(312,604)	(371,463)	(300,618)
Total other comprehensive income (loss)	192,007	510,037	612,994	490,481
Comprehensive Income (Loss)	$(174,283)	$(10,339,049)	$223,018	$(5,892,149)
Loss per common share:
Basic loss per share	$(0.09)	$(2.65)	$(0.10)	$(1.58)
Diluted loss per share	$(0.09)	$(2.65)	$(0.10)	$(1.58)
Weighted average common shares outstanding
Basic	4,094,250	4,086,502	4,096,668	4,041,341
Diluted	4,094,250	4,086,502	4,096,668	4,041,341

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2012 and 2011

(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained	Accumulated other Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	Deficit	income (loss)	Total
Balance, December 31, 2010	14,448	$13,736,892	$1,112,248	4,277,176	$42,772	$(1,907,361)	$43,404,879	$(32,504,156)	$(242,615)	$23,642,659
Allocation of unearned ESOP shares							(106,110)			(106,110)
Preferred stock, dividend paid								(361,200)		(361,200)
Accretion of discount on preferred stock		110,736						(110,736)		—
Repayment of ESOP borrowings						113,129				113,129
Net loss								(10,377,150)		(10,377,150)
Other comprehensive income, net of taxes of $312,604									510,037	510,037

Balance, June 30, 2011	14,448	$13,847,628	$1,112,248	4,277,176	$42,772	$(1,794,232)	$43,298,769	$(43,353,242)	$267,422	$13,421,365

Balance, December 31, 2011	14,448	$13,958,364	$1,112,248	4,277,176	$42,772	$(1,681,103)	$43,188,836	$(42,560,223)	$(2,612)	$14,058,282
Allocation of unearned ESOP shares							(72,920)			(72,920)
Preferred stock, dividend declared								(361,200)		(361,200)
Accretion of discount on preferred stock		118,344						(118,344)		—
Repayment of ESOP borrowings						74,690				74,690
Net income								113,253		113,253
Other comprehensive income, net of taxes of $113,439									192,007	192,007

Balance, June 30, 2012	14,448	$14,076,708	$1,112,248	4,277,176	$42,772	$(1,606,413)	$43,115,916	$(42,926,514)	$189,395	$14,004,112

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$113,254	$(10,377,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	535,000	9,750,117
Depreciation and amortization expense	535,506	475,630
Discount accretion and premium amortization	303,921	128,856
Increase in deferred income tax benefit, valuation	—	45,269
Proceeds from sale of residential mortgages	5,305,961	4,487,950
Origination of residential mortgages held-for-sale	(5,223,112)	(4,487,950)
Increase (decrease) in accrued interest receivable	(181,505)	95,329
Increase in accrued interest payable	180,967	166,389
Increase in cash surrender value of life insurance	(247,592)	(271,775)
Loss from sale of real estate	372,036	104,428
Gain from sale of securities available-for-sale	(270,781)	—
Decrease in prepaid FDIC assessment	584,434	729,246
Decrease in carrying value of other real estate	292,308	1,123,647
Preferred Stock Dividends accrued	(361,200)	—
Decrease in other assets	371,528	42,646
Increase in other liabilities	166,577	176,885
Net cash provided by operating activities	2,477,302	2,189,517
Cash flows from investing activities:
Purchases of securities available-for-sale	(80,746,050)	(146,931)
Proceeds from sales of securities available-for-sale	57,321,969	977,000
Proceeds from calls and maturities of securities available-for-sale	5,357,143	3,182,370
Net decrease in loans receivable	8,597,080	14,974,767
Purchase of premises, furniture and equipment, net	(69,714)	(414,603)
Proceeds from sale of other real estate owned	5,168,780	2,926,413
Net cash provided(used) by investing activities	(4,370,792)	21,499,016
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	7,782,552	(32,890,706)
Net decrease in certificates of deposit and other time deposits	(18,204,799)	(2,146,350)
Proceeds from FHLB advances	—	7,000,000
Repayment of ESOP borrowings	(100,000)	(100,000)
Decrease in unearned ESOP shares	1,770	7,018
Net cash used by financing activities	(10,520,477)	(28,130,038)
Net increase (decrease) in cash and cash equivalents	(12,413,967)	(4,441,505)
Cash and cash equivalents, beginning of period	44,162,076	27,726,977
Cash and cash equivalents, end of period	$31,748,109	$23,285,472

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$3,645,315	$4,201,382
Transfer of loans to foreclosed assets	$7,947,507	$10,390,764

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of June 30, 2012 and for the interim periods ended June 30, 2012 and 2011, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the six and three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The financial information as of December 31, 2011 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2011 Annual Report on Form 10-K.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans and valuation of foreclosed real estate.  Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the allowance for losses on loans and valuation of foreclosed real estate may change materially in the near term.

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

Earnings (loss) per common share - Basic earnings (loss) per common share represent income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive earnings (loss) per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants and are determined using the treasury stock method.  Weighted average common shares outstanding are reduced for shares encumbered by the ESOP borrowings.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 — COMPREHENSIVE INCOME

The change in the components of other comprehensive income and related tax effects are as follows for the six and three months ended June 30, 2012 and 2011:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Change in net unrealized gains on securities available for sale	$576,227	$822,641	$1,165,737	$791,099
Reclassification adjustment for gains realized in net income	(270,781)	—	(181,280)	—
Net change in unrealized gains on securities	305,446	822,641	984,457	791,099
Tax effect	(113,439)	(312,604)	(371,463)	(300,618)
Net-of-tax amount	$192,007	$510,037	$612,994	$490,481

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2012
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,822,208	$5,822,208	$5,822,208	$—	$—
Federal funds sold	25,925,901	25,925,901	25,925,901	—	—
Securities available-for-sale	75,998,052	75,998,052	—	75,998,052	—
Nonmarketable equity securities	2,591,650	2,591,650	—	—	2,591,650
Mortgage loans held for sale	334,000	334,000	—	334,000	—
Loans receivable	359,445,117	361,556,117	—	50,051,446	311,504,671

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$154,841,844	$154,841,844	$—	$154,841,844	$—
Certificates of deposit and other time deposits	280,250,369	280,777,369	—	280,777,369	—
Securities sold under agreements to repurchase	20,000,000	21,739,000	—	21,739,000	—
Advances from Federal Home Loan Bank	34,000,000	34,497,000	—	34,497,000	—
Junior subordinated debentures	14,434,000	14,763,754	—	—	14,763,754
ESOP borrowings	1,325,000	1,325,000	—	1,325,000	—

	December 31,
	2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$4,552,076	$4,552,076
Federal funds sold	39,610,000	39,610,000
Securities available-for-sale	57,145,909	57,145,909
Nonmarketable equity securities	3,317,450	3,317,450
Mortgage loans held for sale	416,849	416,849
Loans receivable	379,643,539	379,627,539

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$147,059,292	$147,059,292
Certificates of deposit and other time deposits	298,455,167	299,393,167
Securities sold under agreements to repurchase	20,000,000	21,994,000
Advances from Federal Home Loan Bank	34,000,000	34,388,000
Junior subordinated debentures	14,434,000	14,943,235
ESOP borrowings	1,425,000	1,425,000

	June 30, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$14,187,301	$—	$12,863,026	$—
Letters of credit	346,626	—	148,075	—

Assets and liabilities that are carried at fair value are classified in one of the following three categories based on a hierarchy for ranking the quality and reliability of the information used to determine fair value.

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

In determining appropriate levels the Company performs a detailed analysis of the assets and liabilities that are subject to fair value disclosures.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.  Following is a description of valuation methodologies used for assets received of fair value on a recurring and nonrecurring basis.

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

Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based on a current appraisal, the fair value measurement is considered a Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment below the current appraised value the measurement is considered a Level 3 measurement.

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

Assets measured at fair value on a recurring basis are as follows as of June 30, 2012 and December 31, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2012
Government sponsored enterprises	$—	$53,056,042	$—
Mortgage-backed securities	—	22,942,010	—
Available-for-sale investment securities	—	75,998,052	—
Mortgage loans held for sale	—	334,000	—
Total	$—	$76,332,052	$—
December 31, 2011
Government sponsored enterprises	$—	$—	$—
Mortgage-backed securities	—	57,145,909	—
Available-for-sale investment securities	—	57,145,909	—
Mortgage loans held for sale	—	416,849	—
Total	$—	$57,562,758	$—

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2012 and December 31, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2012
Impaired loans	$—	$50,051,446	$—
Other real estate owned	—	21,019,983	—
Total	$—	$71,071,429	$—
December 31, 2011
Impaired loans	$—	$58,450,995	$—
Other real estate owned	—	18,905,600	—
Total	$—	$77,356,595	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At June 30, 2012, the Bank did not need a deposit on hand with the Federal Reserve Bank to meet this requirement. At December 31, 2011, the reserve requirement was met by the cash balance in the vault.  At June 30, 2012, the Bank had $1.1 million in actual currency and cash on hand, $3.0 million in due from non-interest bearing balances and $362,000 in due from interest bearing balances. At June 30, 2012, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2012
Government-sponsored enterprises	$52,931,071	$144,225	$19,254	$53,056,042
Mortgage-backed securities	22,761,506	180,504	—	22,942,010
Total	$75,692,577	$324,729	$19,254	$75,998,052

December 31, 2011
Government-sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	57,168,084	276,760	298,935	57,145,909
Total	$57,168,084	$276,760	$298,935	$57,145,909

The amortized cost and estimated fair values of investment securities at June 30, 2012, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	52,931,071	53,056,042
Subtotal	52,931,071	53,056,042
Mortgage-backed securities	22,761,506	22,942,010
Total Securities	$75,692,577	$75,998,052

At June 30, 2012 and December 31, 2011, investment securities with book values of $28,710,187 and $31,807,296 and market values of $28,819,685 and $31,796,498, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $57,321,969 for the period ended June 30, 2012. The gross realized gain on the sale of investment securities totaled $296,471 with gross realized losses of $25,690 resulting in a net realized gain of $270,781 for the period ending June 30, 2012.  There were no sales of investment securities for the six months ended June 30, 2011.  The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

	Less than Twelve months		Twelve months or more		Total
June 30, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$17,759,616	$19,254	$—	$—	$17,759,616	$19,254
	$17,759,616	$19,254	$—	$—	$17,759,616	$19,254

	Less than Twelve months		Twelve months or more		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	27,319,899	298,935	—	—	27,319,899	298,935
	$27,319,899	$298,935	$—	$—	$27,319,899	$298,935

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at June 30, 2012 and December 31, 2011. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $55,250 of stock in community bank holding companies as of June 30, 2012 and December 31, 2011. The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At June 30, 2012 and December 31, 2011, the Company’s investment in Federal Home Loan Bank stock was $2,536,400 and $3,262,200 respectively.

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

NOTE 7 — LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended June 30, 2012 and December 31, 2011:

	2012	2011
Real estate — construction	$70,277,500	$78,740,323
Real estate — mortgage	269,009,462	278,532,056
Commercial and industrial	17,426,075	19,841,301
Consumer and other	2,894,168	3,195,051
Total loans receivable, gross	359,607,205	380,308,731
Deferred origination fees, net	(162,088)	(665,192)
Total loans receivable, net of deferred origination fees	359,445,117	379,643,539
Less allowance for loan losses	7,229,424	10,320,259
Total loans receivable, net of allowance for loan losses	$352,215,693	$369,323,280

The composition of gross loans by rate type is as follows for the periods ended June 30, 2012 and December 31, 2011:

	2012	2011
Variable rate loans	$200,913,163	$170,461,433
Fixed rate loans	158,531,954	209,182,106
Total gross loans	$359,445,117	$379,643,539

The following is an analysis of our loan portfolio by credit quality indicators at June 30, 2012 and December 31, 2011:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2012	2011	2012	2011	2012	2011
Grade:
Pass	$14,908,177	$17,528,223	$123,828,763	$122,544,501	$20,250,482	$21,239,273
Special Mention	670,390	441,839	6,134,655	6,674,538	—	1,865,411
Substandard	1,847,508	1,871,239	29,677,319	30,533,228	5,835,274	8,157,357
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$17,426,075	$19,841,301	$159,640,737	$159,752,267	$26,085,756	$31,262,041

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2012	2011	2012	2011	2012	2011
Grade:
Pass	$85,905,289	$92,682,611	$33,039,404	$33,057,874	$2,458,896	$2,870,438
Special Mention	5,892,672	5,943,049	134,626	1,884,768	89,887	177,417
Substandard	17,570,764	20,154,129	11,017,714	12,535,640	345,385	147,196
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$109,368,725	$118,779,789	$44,191,744	$47,478,282	$2,894,168	$3,195,051

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at June 30, 2012 and December 31, 2011:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
June 30, 2012
Accruing Loans Paid Current	$15,791,169	$148,085,587	$22,472,518	$102,842,063	$37,894,835	$2,638,837	$329,725,009
Accruing Loans Past Due:
30-59 Days	30,521	711,942	1,258,986	965,706	473,063	2,140	3,442,358
60-89 Days	72,591	9,522	—	138,032		5,032	225,177
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	103,112	721,464	1,258,986	1,103,738	473,063	7,172	3,667,535
Loans Receivable on Nonaccrual Status	$1,531,794	$10,833,686	$2,354,252	$5,422,924	$5,823,846	$248,159	$26,214,661
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$17,426,075	$159,640,737	$26,085,756	$109,368,725	$44,191,744	$2,894,168	$359,607,205

December 31, 2011
Accruing Loans Paid Current	$17,800,238	$147,877,812	$25,771,067	$104,923,350	$38,065,673	$2,807,348	$337,245,488
Accruing Loans Past Due:
30-59 Days	872,349	169,851	825,000	1,057,530	332,752	313,708	3,571,190
60-89 Days	308,511	1,372,600	—	1,497,206	1,988,433	33,499	5,200,249
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	1,180,860	1,542,451	825,000	2,554,736	2,321,185	347,207	8,771,439
Loans Receivable on Nonaccrual Status	$860,203	$10,332,004	$4,665,974	$11,301,703	$7,091,424	$40,496	$34,291,804
Recorded Investment >90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$19,841,301	$159,752,267	$31,262,041	$118,779,789	$47,478,282	$3,195,051	$380,308,731

The following is a summary of information pertaining to impaired and nonaccrual loans at June 30, 2012 and December 31, 2011:

	2012	2011
Impaired loans without a valuation allowance	$43,342,325	$48,263,225
Impaired loans with a valuation allowance	8,078,857	13,063,792
Total impaired loans	$51,421,182	$61,327,017
Valuation allowance related to impaired loans	$1,369,736	$2,876,022
Average of impaired loans during the period	$56,839,620	67,899,940
Total nonaccrual loans	$26,214,661	34,291,804
Total loans past due 90 days and still accruing interest	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$31,577,097	$33,705,357

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at June 30, 2012 and December 31, 2011:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
June 30, 2012
With no related allowance recorded:
Recorded Investment	$1,713,267	$26,273,142	$3,133,574	$6,290,308	$5,728,180	$203,854	$43,342,325
Unpaid Principal Balance	2,007,640	26,778,613	3,213,615	8,516,901	7,052,781	389,155	47,958,705
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	2,019,006	26,769,754	3,260,106	8,673,274	7,284,495	501,019	48,507,654
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$9,751	$4,034,166	$1,549,448	$1,302,808	$190,373	$992,311	$8,078,857
Unpaid Principal Balance	9,751	4,304,751	1,549,448	1,302,808	254,144	992,311	8,413,213
Related Allowance	9,751	787,277	49,448	435,776	75,713	11,771	1,369,736
Average Recorded Investment	9,877	4,313,332	1,549,448	1,205,417	257,403	996,489	8,331,966
Interest Income Recognized	—	—	—	—	—	—	—

Total:
Recorded Investment	$1,723,018	$30,307,308	$4,683,022	$7,593,116	$5,918,553	$1,196,165	$51,421,182
Unpaid Principal Balance	2,017,391	31,083,364	4,763,063	9,819,709	7,306,925	$1,381,466	56,371,918
Related Allowance	9,751	787,277	49,448	435,776	75,713	11,771	1,369,736
Average Recorded Investment	2,028,883	31,083,086	4,809,554	9,878,691	7,541,898	1,497,508	56,839,620
Interest Income Recognized	—	—	—			—	—

December 31, 2011
With no related allowance recorded:
Recorded Investment	$847,494	$28,925,047	$1,762,234	$11,950,867	$4,777,224	$359	$48,263,225
Unpaid Principal Balance	1,247,215	29,773,429	2,129,960	13,569,585	6,895,576	359	53,616,124
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	1,265,499	30,003,945	2,546,418	13,511,155	7,195,411	774	54,523,202
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$12,708	$1,890,087	$5,233,188	$3,478,621	$2,409,049	$40,139	$13,063,792
Unpaid Principal Balance	12,708	1,890,087	5,233,188	3,738,621	2,472,821	40,138	13,387,563
Related Allowance	1,438	377,517	768,391	1,198,819	522,255	7,602	2,876,022
Average Recorded Investment	14,679	1,898,497	5,162,095	3,783,489	2,472,862	45,116	13,376,738
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$860,202	$30,815,134	$6,995,422	$15,429,488	$7,186,273	$40,498	$61,327,017
Unpaid Principal Balance	1,259,923	31,663,516	7,363,148	17,308,206	9,368,397	40,497	67,003,687
Related Allowance	1,438	377,517	768,391	1,198,819	522,255	7,602	2,876,022
Average Recorded Investment	1,280,178	31,902,442	7,708,513	17,294,644	9,668,273	45,890	67,899,940
Interest Income Recognized	—	—	—	—	—	—	—

Transactions in the allowance for loan losses are summarized below for the periods ended June 30, 2012 and December 31, 2011:

	2012	2011
Balance, beginning of period	$10,320,259	$11,459,047
Provision charged to operations	535,000	10,618,737
Gross loan charge offs	(3,730,258)	(12,494,985)
Gross loan recoveries	104,423	737,460
Balance, end of period	$7,229,424	$10,320,259
Gross loans outstanding net of deferred fees, end of period	$359,445,117	$379,643,539

The following is a summary of information pertaining to our allowance for loan losses at June 30, 2012 and December 31, 2011:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
June 30, 2012
Allowance for loan losses:
Beginning Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Charge-offs	(79,373)	(363,641)	(66,655)	(1,813,210)	(1,221,073)	(186,306)	—	(3,730,258)
Recoveries	13,490	29,718	—	44,543	9,857	6,815	—	104,423
Provision	(271,527)	(421,245)	(805,705)	1,182,663	788,721	160,466	(98,373)	535,000
Ending Balance	$304,738	$1,784,835	$285,360	$2,713,596	$1,906,423	$30,457	$204,015	$7,229,424

Loans Receivable:
Ending Balance	$17,426,075	$159,640,737	$26,085,756	$109,368,725	$44,191,744	$2,894,168		$359,607,205
Individually evaluated for impairment	$1,723,018	$30,307,308	$4,683,023	$7,593,116	$5,918,553	$1,196,165		$51,421,182
Collectively evaluated for impairment	$15,703,057	$129,333,429	$21,402,733	$101,775,609	$38,273,191	$1,698,003		$308,186,023

December 31, 2011
Allowance for loan losses:
Beginning Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Charge-offs	(804,247)	(2,356,709)	(635,234)	(5,667,661)	(3,001,562)	(29,572)	—	(12,494,985)
Recoveries	11,050	9,571	8,921	378,087	306,665	23,165	—	737,460
Provision	991,890	2,208,950	1,440,790	4,215,981	2,225,772	(7,820)	(456,826)	10,618,737
Ending Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Loans Receivable:
Ending Balance	$19,841,301	$159,752,267	$31,262,041	$118,779,789	$47,478,282	$3,195,051		$380,308,731
Individually evaluated for impairment	$860,203	$30,815,134	$6,995,422	$15,429,488	$7,186,273	$40,497		$61,327,017
Collectively evaluated for impairment	$18,981,098	$128,937,133	$24,266,619	103,350,301	$40,292,009	$3,154,554		$318,981,714

The allowance for loan losses, as a percent of gross loans outstanding was 2.01% and 3.32% for periods ended June 30, 2012 and 2011, respectively.  At June 30, 2012 the Bank had 84 loans totaling $26,214,662 or 7.29% of gross loans in nonaccrual status of which $9,634,415 were deemed to be troubled debt restructurings.  There were 23 loans totaling $21,942,682 deemed to be troubled debt restructurings not in nonaccrual status at June 30, 2012.  At December 31, 2011, the Bank had 95 impaired loans totaling $34,291,804 or 9.03% of loans, net of deferred origination fees, in nonaccrual status, of which $9,933,983 were deemed to be troubled debt restructurings. There were 23 loans totaling $23.8 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2011.  There were no loans contractually past due 90 days or more and still accruing interest at June 30, 2012 or December 31, 2011.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We do not recognize interest income on loans that are impaired.  At June 30, 2012 and December 31, 2011, the Bank had $130,000  and $165,000 respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At June 30, 2012, loans totaling $50.9 million were pledged as collateral at the Federal Home Loan Bank.

NOTE 8 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended June 30, 2012 and December 31, 2011 are summarized below:

	2012	2011
Balance, beginning of year	$18,905,600	$11,905,865
Additions	7,947,507	15,305,144
Sales	(5,540,816)	(6,123,865)
Write downs	(292,308)	(2,181,544)
Balance, end of period	$21,019,983	$18,905,600

NOTE 9 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended June 30, 2012 and December 31, 2011:

	2012	2011
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,409,640	18,409,641
Furniture and equipment	4,695,349	4,651,975
Software	768,598	742,257
Total	27,138,905	27,069,191
Less, accumulated depreciation	5,318,802	4,783,296
Premises, furniture and equipment, net	$21,820,103	$22,285,895

Depreciation expense for the six months ended June 30, 2012 and 2011 amounted to $535,506 and $475,630, respectively.

NOTE 10 - DEPOSITS

At June 30, 2012, the scheduled maturities of certificates of deposit were as follows:

Amount
Maturing:
Remaining through 2012	$89,640,098
2013	80,256,702
2014	4,391,770
2015	4,827,615
2016	60,766,763
Thereafter	40,367,421

Total	$280,250,369

NOTE 11 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of two obligations totaling $20.0 million at June 30, 2012. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $25,560,187 and $25,012,097 and fair values of $25,667,638 and $24,997,678 at June 30, 2012 and December 31, 2011, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended June 30, 2012 and December 31, 2011:

	2012	2011

Amount outstanding at period end	$20,000,000	$20,000,000
Average amount outstanding during the period	20,010,069	20,011,907
Maximum outstanding at any month-end	20,000,000	20,000,000
Weighted average rate paid at period-end	4.21%	4.21%
Weighted average rate paid during the period	4.21%	4.89%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.841% at the period ended June 30, 2012.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.  As of June 30, 2012, the amount of accrued interest was $1,298,516.

As described in Note 17 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

NOTE 13 — ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2012, advances from the Federal Home Loan Bank (“FHLB”) were comprised of three advances totaling $34.0 million. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2010, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%. On March 22, 2011, the Bank borrowed $7.0 million under a 2-year fixed advance at a rate of 0.86%. All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain investment securities.  At June 30, 2012, loans totaling $50.9 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended June 30, 2012 and December 31, 2011:

	2012	2011
Amount outstanding at period end	$34,000,000	$34,000,000
Average amount outstanding during the period	34,000,000	32,465,753
Maximum outstanding at any month-end	34,000,000	34,000,000
Weighted average rate at period-end	1.76%	1.76%
Weighted average rate during the period	1.76%	1.82%

NOTE 14 - OTHER OPERATING EXPENSES

Other operating expenses for the six and three months ended June 30, 2012 and 2011 are summarized below:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Professional fees	$671,366	$691,664	$362,910	$295,984
Telephone expenses	101,683	109,391	51,561	54,516
Office supplies, stationery, and printing	32,159	31,770	13,937	15,319
Insurance	200,692	188,460	100,207	94,515
Postage	5,041	5,364	1,976	2,687
Data processing	376,962	334,309	186,028	175,778
Advertising and marketing	40,998	390,244	25,879	376,213
FDIC Assessment	591,205	680,000	292,233	325,000
Other loan related expense	97,414	177,080	67,466	113,604
Other	186,505	182,344	97,449	98,980
Total	$2,304,025	$2,790,626	$1,200,146	$1,552,596

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

Basic and diluted loss per share are computed below for the six and three months ended June 30, 2012 and 2011:

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic net loss per share computation:
Net loss available to common shareholders	$(366,290)	$(10,849,086)	$(389,976)	$(6,382,630)
Average common shares outstanding — basic	4,094,250	4,086,502	4,096,668	4,041,341
Basic net loss per share	$(0.09)	$(2.65)	$(0.10)	$(1.58)

Diluted net loss per share computation:
Net loss available to common shareholders	$(366,290)	$(10,849,086)	$(389,976)	$(6,382,630)
Average common shares outstanding — basic	4,094,250	4,086,502	4,096,668	4,041,341
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	4,094,250	4,086,502	4,096,668	4,041,341
Diluted net loss per share	$(0.09)	$(2.65)	$(0.10)	$(1.58)

For the period ended June 30, 2012 and June 30, 2011 there were no stock options that were anti-dilutive.  At June 30, 2012 and 2011, there were 571,821 warrant shares outstanding that were anti-dilutive.  Options and warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

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

Regulatory Actions

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at June 30, 2012 and December 31, 2011:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2012
Total capital (to risk-weighted assets)	$33,298,000	8.29%	$32,130,080	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	18,546,000	4.62%	16,065,040	4.00%	N/A	N/A
Tier 1 capital (to average assets)	18,546,000	3.46%	21,434,320	4.00%	N/A	N/A
December 31, 2011
Total capital (to risk-weighted assets)	$33,644,000	8.27%	$32,526,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	18,746,000	4.61%	16,263,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	18,746,000	3.50%	21,444,040	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2012 and December 31, 2011:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2012
Total capital (to risk-weighted assets)	$34,431,000	8.58%	$32,103,840	8.00%	$40,129,800	10.00%
Tier 1 capital (to risk-weighted assets)	29,386,000	7.32%	16,051,920	4.00%	24,077,880	6.00%
Tier 1 capital (to average assets)	29,386,000	5.50%	21,360,520	4.00%	26,700,650	5.00%
December 31, 2011
Total capital (to risk-weighted assets)	$33,992,000	8.37%	$32,500,210	8.00%	$40,625,270	10.00%
Tier 1 capital (to risk-weighted assets)	28,847,000	7.10%	16,250,110	4.00%	24,375,160	6.00%
Tier 1 capital (to average assets)	28,847,000	5.40%	21,371,760	4.00%	26,714,700	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $40,129,800 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $32,103,840 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of June 30, 2012, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 18 - UNUSED LINES OF CREDIT

As of June 30, 2012, the Bank had no unused lines of credit to purchase federal funds from unrelated banks.  A line of credit is available from the FHLB with a remaining credit availability of $47.9 million and an excess lendable collateral value of approximately $184,000 at June 30, 2012.  In addition, we maintain a $161,000 line of credit with the Federal Reserve Bank.  This line of credit is secured by approximately $441,000 in bonds as of June 30, 2012.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. The company deferred its seventh dividend payment in May 2012.  The Treasury has appointed an observer to the Board.  As of June 30, 2012, the amount of cumulative unpaid dividends is $1,264,200.

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

NOTE 20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At June 30, 2012, the Bank had $130,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2012.

Amount
Commitments to extend credit	$14,187,301
Standby letters of credit	346,626
Total	$14,533,927

NOTE 21 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $0 and $150,747 for the periods ended June 30, 2012 and 2011.  At June 30, 2012, the ESOP has an outstanding loan amounting to $1,325,000.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended June 30, 2012 and December 31, 2011:

	2012	2011
Balance, beginning of year	129,326	150,531
New share purchases	—	—
Shares released to participants	—	(5,587)
Shares allocated to participants	—	(15,618)
Balance, end of period	129,326	129,326

The aggregate fair value of the 129,326 unallocated shares was $40,091 based on the $0.31 closing price of our common stock on June 30, 2012. The aggregate fair value of the 129,326 unallocated shares was $10,346 based on the $0.08 closing price of our common stock on December 31, 2011.

NOTE 22 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $0 and $26,114 for the six months ended June 30, 2012 and 2011, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the six months ended June 30, 2012 or June 30, 2011.

NOTE 23 — TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (TDR’s) amounted to $31,577,097 at June 30, 2012.  The accruing TDR’s were $21,942,682 and the non-accruing TDR’s were $9,634,415 at June 30, 2012.

The following chart represents the troubled debt restructurings incurred during the quarter ended June 30, 2012:

		For the three months ended
		June 30, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Residential Real Estate	6	$816,670	$816,670
Residential Real Estate Construction	3	335,413	335,413
Consumer	1	948,005	948,005
Commercial Real Estate	1	255,780	255,780
Totals	11	$2,355,868	$2,355,868

During the three months ended June 30, 2012, the Bank modified 11 loans that were considered to be troubled debt restructurings.  We extended the terms and lowered the interest rate for these 11 loans.

		For the three months ended
	Number	June 30, 2012
	of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Residential Real Estate	1	$293,200

There was one loan that was determined to be troubled debt restructuring during the previous four quarters that subsequently defaulted during the quarter ended June 30, 2012.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2012 compared to December 31, 2011 and the results of operations for the six and three months ended June 30, 2012 compared to the six and three months ended June 30, 2011. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2011 Annual Report on Form 10-K.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described under “Risk Factors” in Item 1A of our 2011 Annual Report on Form 10-K and the following:

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

These risks are exacerbated by the ongoing volatility and uncertainty of the capital and credit markets.  There can be no assurance that these unprecedented market developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the six and three months ended June 30, 2012 as compared to the six and three months ended June 30, 2011 and also analyzes our financial condition as of June 30, 2012 as compared to December 31, 2011.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2012.

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

•                  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds.  Among other things, the Financial Stability Plan includes:

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

The Company has submitted, and the FRB has approved a written plan designed to maintain sufficient capital at the Company on a consolidated basis.  Although the FRB Agreement does not contain specific target capital ratios or specific timelines, the plan must address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

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

•                  Eliminate, within 30 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss,” and during the Consent Order, within 30 days of receipt of any Report of Examination, eliminate by collection, charge-off, or other proper entry, the remaining balance of any assets classified as “Loss” and 50% of those assets classified “Doubtful”.  This requirement has been completed by the bank.  This is a continuing requirement.

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

•                  Perform, within 60 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s concentrations of credit and develop a written plan to reduce any segment of the portfolio which the supervisory authorities deem to be an undue concentration of credit in relation to Tier 1 capital.  The bank is working to reduce concentrations within required thresholds.

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

We have taken all actions necessary to date to comply with the requirements of both the FRB Agreement and the Consent Order.  All of the provisions, except for two have been completed.   These two are showing steady improvement.   Capital levels are below the thresholds of 10% for Total Risk-Based Capital and 8% for Tier 1 Leverage Capital.  Also, concentrations of credit are declining, but need to be further reduced.

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

Results of Operations

Income Statement Review

Summary

Six months ended June 30, 2012 and 2011

Our net income was approximately $113,000 for the six months ended June 30, 2012 compared to net loss of approximately $10.4 million for the same period in 2011. Net income before income tax benefit was $113,000 for the six months ended June 30, 2012 compared to net loss before income tax benefit of $10.4 million for the six months ended June 30, 2011.  The $10.5 million decrease in net loss before income tax benefit resulted primarily from decreases in our provision for loan losses of $9.2 million and noninterest expense of $1.7 million and an increase of $171,000 in noninterest income offset by a decrease of $544,000 in net interest income before provision for loan losses.

Three months ended June 30, 2012 and 2011

Our net loss was approximately $150,000 compared to a $6.1 million loss for the three months ended June 30, 2012 and 2011, respectively. Net loss before income tax benefit was $150,000 compared to a net loss of $6.2 million for the three months ended June 30, 2012 and 2011, respectively.  The $6.0 million decrease in net loss before income tax benefit resulted primarily from decreases in our provisions for loan losses of $5.2 million and noninterest expense of $960,000 and a $152,000 increase in noninterest income offset by a decrease of $306,000 in net interest income before provision for loan losses.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the six months ended June 30, 2012, our loan portfolio decreased $20.2 million from the year-end balance. We anticipate a growth in loans will drive the growth in assets and the growth in net interest income once economic conditions improve.  However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At June 30, 2012, loans represented 68.6% of total assets, while securities and federal funds sold represented 19.9% of total assets.  While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

At June 30, 2012, retail deposits represented $435.1 million, or 86.18% of total funding, which includes total deposits plus borrowings.  Borrowings represented $69.8 million, or 13.8% of total funding, and we had no wholesale deposits.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  Although we anticipate that our full service banking offices will assist us in meeting these objectives, we believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income decreased $544,000 as the result of a decrease in investment portfolio revenue of $23,000, a decline in loan revenue of $1.1 million partially offset by a decrease in funding costs of $541,000 as compared to the period ending June 30, 2011.  For the six months ended June 30, 2012, average interest-bearing liabilities exceeded average interest-earning assets by $20.6 million compared to average interest-earning assets exceeding average interest-bearing liabilities by $6.6 million for the six months ended June 30, 2011.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin decreased during the six months ended June 30, 2012 when compared to the same period in 2011, as a result of the Bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the six months ended June 30, 2012 and 2011 were 2.94% and 3.04%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the six months ended June 30, 2012 and 2011.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Six Months Ended June 30, 2012 and 2011

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the six months ended June 30, 2012 and 2011, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$4,719	$11	0.47%	$1,985	$1	0.01%
Federal funds sold	29,105	42	0.29%	18,626	29	0.31%
Taxable investment securities	79,476	1,013	2.56%	61,175	1,036	3.42%
Non-taxable investment securities	—	—	—	—	—	—
Loans receivable(2)	371,265	9,832	5.33%	423,641	10,918	5.20%
Total earning assets	484,565	10,898	4.52%	505,427	11,984	4.78%

Nonearning assets:
Cash and due from banks	2,416			3,049
Mortgages held for sale	362			235
Premises and equipment, net	22,076			22,545
Other assets	38,854			33,735
Allowance for loan losses	(9,291)			(11,512)
Total nonearning assets	54,417			48,052
Total assets	$538,982			$553,479

Interest-bearing liabilities:
Interest bearing transaction accounts	$30,168	108	0.72%	$26,489	97	0.74%
Savings & money market	107,596	369	0.69%	128,816	588	0.92%
Time deposits less than $100,000	114,571	875	1.54%	115,276	1,062	1.86%
Time deposits greater than $100,000	182,681	1,336	1.47%	174,459	1,385	1.60%
Securities sold under repurchase agreement	20,010	428	4.31%	20,013	548	5.52%
Advances from FHLB	34,000	303	1.79%	30,906	288	1.88%
Junior subordinated debentures	14,434	374	5.21%	14,434	363	5.07%
ESOP borrowings	1,399	32	4.58%	1,599	36	4.56%
Federal funds purchased	237	1	0.01%	18	1	0.52%
Total interest-bearing liabilities	505,096	3,826	1.52%	512,010	4,368	1.72%

Noninterest-bearing liabilities:
Demand deposits	14,516			15,682
Other liabilities	5,408			4,731
Shareholders’ equity	13,962			21,056

Total liabilities and shareholders’ equity	$538,982			$553,479
Net interest income		$7,072			$7,616
Net interest spread			3.00%			3.06%
Net interest margin			2.94%			3.04%

(1)          Annualized for the six month period.

(2)          Includes nonaccruing loans

During the six months ended June 30, 2012, the net interest spread and net interest margin decreased in comparison to the previous period in 2011.  Our net interest spread was 3.00% and 3.06% for the six months ended June 30, 2012 and 2011, respectively. Our net interest margin for the six months ended June 30, 2012 was 2.94%, compared to 3.04% for the six months ended June 30, 2011.  During the six months ended June 30, 2012, interest-earning assets averaged $484.6 million, compared to $505.4 million in the same quarter of 2011.  During the same periods, average interest-bearing liabilities were $505.1 million and $512.0 million, respectively.

Interest income for the six months ended June 30, 2012 was $10.9 million, consisting of $9.8 million on loans, $1.0 million on investments, and $53,000 on federal funds sold and interest bearing balances.  Interest income for the six months ended June 30, 2011 was $12.0 million, consisting of $10.9 million on loans, $1.0 million on investments, and $30,000 on federal funds sold and interest bearing balances. Interest and fees on loans represented 90.2% and 91.1% of total interest income for the six months ended June 30, 2012 and 2011, respectively. Income from investments, federal funds sold and interest bearing balances represented 9.8% and 8.9% of total interest income for the six months ended June 30, 2012 and 2011, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 76.6% and 83.8% of average interest-earning assets for the six months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2012, average earning assets were lower by $20.9 million than for the same period in 2011.

Interest expense for the six months ended June 30, 2012 was $3.8 million, consisting of $2.7 million related to deposits, $429,000 related to securities sold under a repurchase agreement, $374,000 related to junior subordinated debentures, $303,000 related to advances from the FHLB and $32,000 related to other borrowings and federal funds purchased.  Interest expense for the six months ended June 30, 2011 was $4.4 million, consisting of $3.1 million related to deposits, $548,000 related to securities sold under a repurchase agreement, $363,000 related to junior subordinated debentures, $288,000 related to advances from the FHLB and $36,000 related to other borrowings and federal funds purchased.  Interest expense on deposits for the six months ended June 30, 2012 and 2011 represented 70.3% and 71.7% of total interest expense, respectively, while interest expense on borrowings represented 29.7% and 28.3%, respectively, of total interest expense.  During the six months ended June 30, 2012, average interest-bearing liabilities were lower by $6.9 million than for the same period in 2011.

Net interest income, the largest component of our income, was $7.1 million and $7.6 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease of $544,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $1.1 million decrease in interest income and a $542,000 decrease in interest expense.

Three Months Ended June 30, 2012 and 2011

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended June 30, 2012 and 2011, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
	Average Balance	Income/ Expense	Yield/ Rate(3)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing cash balances	$3,233	$—	0.01%	$2,203	$—	0.01%
Federal funds sold	23,129	19	0.34%	17,570	13	0.29%
Taxable investment securities	83,330	543	2.62%	60,518	526	3.49%
Non-taxable investment securities	4,530	34	2.98%	—	—	0.00%
Loans receivable(4)	365,464	4,592	5.07%	415,561	5,287	5.10%
Total earning assets	479,686	5,188	4.36%	495,852	5,826	4.71%

Nonearning assets:
Cash and due from banks	2,427			3,053
Mortgages held for sale	442			218
Premises and equipment, net	21,962			22,526
Other assets	39,910			34,205
Allowance for loan losses	(8,569)			(12,658)
Total nonearning assets	56,172			47,344
Total assets	$535,858			$543,196

Interest-bearing liabilities:
Interest bearing transaction accounts	$34,266	62	0.72%	$24,763	46	0.74%
Savings & money market	103,377	159	0.62%	120,569	280	0.93%
Time deposits less than $100,000	112,594	423	1.51%	112,245	499	1.78%
Time deposits greater than $100,000	180,026	656	1.47%	177,968	679	1.53%
Securities sold under repurchase agreements	20,010	216	4.34%	20,010	345	6.92%
Advances from FHLB	34,000	152	1.79%	34,000	152	1.79%
Junior subordinated debentures	14,434	186	5.18%	14,434	182	5.07%
ESOP borrowings	1,374	15	4.62%	1,575	18	4.56%
Federal funds purchased	204	—	0.01%	18	—	0.50%
Total interest-bearing liabilities	500,285	1,869	1.51%	505,582	2,201	1.75%

Noninterest-bearing liabilities:
Demand deposits	15,990			14,775
Other liabilities	5,518			4,880
Shareholders’ equity	14,065			17,959

Total liabilities and shareholders’ equity	$535,858			$543,196
Net interest income		$3,319			$3,625
Net interest spread			2.85%			2.97%
Net interest margin			2.78%			2.93%

(1)          Annualized for the three month period.

(2)          Includes nonaccruing loans

During the three months ended June 30, 2012, the net interest spread and net interest margin decreased in comparison to the previous period in 2011.  Our net interest spread was 2.85% and 2.97% for the three months ended June 30, 2012 and 2011, respectively. Our net interest margin for the three months ended June 30, 2012 was 2.78%, compared to 2.93% for the three months ended June 30, 2011.  During the three months ended June 30, 2012, interest-earning assets averaged $479.7 million, compared to $495.9 million in the same quarter of 2011.  During the same periods, average interest-bearing liabilities were $500.3 million and $505.6 million, respectively.

Interest income for the three months ended June 30, 2012 was $5.2 million, consisting of $4.6 million on loans, $576,000 on investments and interest bearing balances, and $20,000 on federal funds sold and interest bearing liabilities.  Interest income for the three months ended June 30, 2011 was $5.8 million, consisting of $5.3 million on loans, $526,000 on investments and interest bearing balances, and $13,000 on federal funds sold and interest bearing liabilities. Interest and fees on loans represented 88.5% and 90.7% of total interest income for the three months ended June 30, 2012 and 2011, respectively.  Income from investments, federal funds sold, and interest bearing balances represented 11.5% and 9.3% of total interest income for the three months ended June 30, 2012 and 2011, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 76.2% and 83.8% of average interest-earning assets for the three months ended June 30, 2012 and 2011, respectively.

Interest expense for the three months ended June 30, 2012 was $1.9 million, consisting of $1.3 million related to deposits, $216,000 related to securities sold under repurchase agreements, $186,000 related to junior subordinated debentures, $152,000 related to Federal Home Loan Bank (“FHLB”) advances, and $15,000 related to ESOP borrowings.  Interest expense for the three months ended June 30, 2011 was $2.2 million, consisting of $1.5 million related to deposits, $345,000 related to securities sold under repurchase agreements, $182,000 related to junior subordinated debentures, $152,000 related to Federal Home Loan Bank (“FHLB”) advances, and $18,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended June 30, 2012 and 2011 represented 69.6% and 68.3%, respectively, of total interest expense, while interest expense on other liabilities represented 30.4% and 31.7%, respectively, of total interest expense for the three months ended June 30, 2012 and 2011, respectively.

Net interest income, the largest component of our income, was $3.3 million and $3.6 million for the three months ended June 30, 2012 and 2011, respectively.  The decrease of $306,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $638,000 decrease in interest income and a $332,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Six Months Ended June 30, 2012 vs. June 30, 2011				Six Months Ended June 30, 2011 vs. June 30, 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(1,354)	$270	$(3)	$(1,087)	$(1,446)	$(69)	$8	$(1,507)
Taxable investment securities	311	(259)	(75)	(23)	(2,951)	(683)	482	(3,152)
Non-taxable investment securities	0	—	—	—	(38)	—	—	(38)
Federal funds sold	17	(2)	(1)	14	(6)	(4)	1	(9)
Interest bearing cash balances	—	5	6	11)	—	(1)	—	(1)
Total interest income	(1,026)	14	(73)	(1,085)	(4,441)	(757)	491	(4,707)

Interest expense
Deposits	(70)	(391)	18	(443)	(1,123)	(993)	222	(1,894)
Junior subordinated debentures	—	10	1	11	—	6	—	6
Advances from FHLB	29	(13)	—	16	(546)	(319)	179	(686)
Securities sold under repurchase agreements	—	(121)	1	(120)	(212)	715	(368)	135
Federal funds purchased	—	—	—	—	—	—	—	—
ESOP borrowings	(4)	—	—	(4)	(7)	7	(1)	(1)
Other borrowings	—	—	—	—	—	—	—	—
Total interest expense	(45)	(515)	20	(540)	(1,888)	(584)	32	(2,440)

Net interest income	$(981)	$529	$(93)	$(545)	$(2,553)	$(172)	$458	$(2,267)

	Three Months Ended June 30, 2012 vs. June 30, 2011				Three Months Ended June 30, 2011 vs. June 30, 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(636)	$(51)	$(8)	$(695)	$(757)	$(65)	$8	$(814)
Taxable investment securities	238	(128)	(60)	50	(1,134)	(125)	84	(1,175)
Non-taxable investment securities	—	—	—	—	(16)	—	—	(16)
Federal funds sold	4	2	1	7	(10)	(4)	1	(13)
Interest bearing cash balances	—	—	—	—	—	(1)	—	(1)
Total interest income	(394)	(177)	(67)	(638)	(1,917)	(195)	93	(2,022)

Interest expense
Deposits	(18)	(185)	(1)	(204)	(528)	(340)	78	(790)
Junior subordinated debentures	—	4	(1)	3	—	2	—	2
Advances from FHLB	—	—	—	—	(229)	(161)	80	(310)
Securities sold under repurchase agreements	—	(129)	—	(129)	(67)	323	(109)	147
ESOP borrowings	(2)	—	—	(2)	(3)	—	—	(3)
Total interest expense	(20)	(310)	(2)	(332)	(827)	(176)	49	(954)

Net interest income	$(374)	$133	$(65)	$(306)	$(1,090)	$(19)	$44	$(1,065)

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

Six Months Ended June 30, 2012 and 2011

Included in the statement of operations for the six months ended June 30, 2012 and 2011 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $535,000 and $9.8 million, respectively.  The decrease in the allowance for the six months ended June 30, 2012 relates to our decision to decrease the allowance in response to the improving credit environment as evidenced by the decreasing level of nonperforming assets.  The allowance for loan losses was approximately $7.2 million and $11.2 million as of June 30, 2012 and 2011, respectively. The allowance for loan losses as a percentage of gross loans was 2.01% at June 30, 2012 and 3.32% at June 30, 2011. At June 30, 2012, we had 99 nonperforming loans totaling approximately $51.4 million. Gross charge offs amounted to approximately $3.7 million and $8.1 million for the six months ended June 30, 2012 and 2011, respectively.

Three Months Ended June 30, 2012 and 2011

Included in the statement of operations for the three months ended June 30, 2012 and 2011 is a noncash expense related to the provision for loan losses of $310,000 and $5.5 million, respectively. The decrease in the allowance for the three months ended June 30, 2012 relates to our decision to decrease the allowance in response to the improving credit environment as stated above.

Noninterest Income

The following table sets forth information related to our noninterest income during the six and three months ended June 30, 2012 and 2011:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Service fees on deposit accounts	$26	$26	$13	$13
Residential mortgage origination income	100	81	60	32
Gain on sale of investment securities	271	—	181	—
Other service fees and commissions	209	295	96	139
Bank owned life insurance	248	272	128	137
Other	13	22	11	16
Total noninterest income (loss)	$867	$696	$489	$337

Six Months Ended June 30, 2012 and 2011

Noninterest income for the six months ended June 30, 2012 was $867,000 an increase of $171,000 compared to noninterest income of during the same period in 2011.  The change was primarily attributable to gains on sales of investment securities of $271,000 versus none for the same period ending June 30. 2011.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination income was $100,000 and $81,000 for the six months ended June 30, 2012 and 2011, respectively.  The decrease of $19,000 in 2012 related primarily to an increase in volume in the mortgage department during the first half of 2012.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Service fees on deposit accounts were $26,000 and $26,000 for the six months ended June 30, 2012 and 2011, respectively. Other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions decreased $86,000 to $209,000 for the six months ended June 30, 2012 when compared to the same period in 2011.

A decrease of $24,000 in bank owned life insurance income was primarily attributable to a decrease in the rates paid for the six months ended June 30, 2012 when compared to the same period in 2011. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $13,000 and $22,000 for the six months ended June 30, 2012 and 2011, respectively.

Three Months Ended June 30, 2012 and 2011

Noninterest income for the three months ended June 30, 2012 was $489,000 compared to $337,000 during the same period in 2011.  The change was primarily attributable to gains on sales of investment securities of $181,000 versus none for the same period ending June 30. 2011.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination income was $60,000 and $32,000 for the three months ended June 30, 2012 and 2011, respectively.  The increase of $28,000 related primarily to an increase in origination volume in the mortgage department during the second quarter of 2012.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $13,000 and $13,000 for the three months ended June 30, 2012 and 2011, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions decreased $43,000 to $96,000 for the three months ended June 30, 2012, when compared to the same period in 2011.

A decrease of $9,000 in bank owned life insurance income was primarily attributable to a decrease in the rates paid for the three months ended June 30, 2012 when compared to the same period in 2011. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $11,000 and $16,000 for the three months ended June 30, 2012 and 2011, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the six and three months ended June 30, 2012 and 2011:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Salaries and benefits	$2,722	$3,197	$1,346	$1,505
Occupancy	785	802	377	410
Furniture and equipment expense	423	416	206	213
Other real estate owned expense	1,057	1,782	520	929
Professional fees	671	692	363	296
Advertising and marketing	41	390	26	376
Insurance	201	188	101	94
FDIC Assessment	591	680	292	325
Data processing and related costs	377	334	186	176
Telephone	102	109	52	55
Postage	5	5	2	3
Office supplies, stationery and printing	32	32	14	15
Other loan related expense	97	177	67	114
Other	187	184	97	98
Total noninterest expense	$7,291	$8,988	$3,649	$4,609

Six Months Ended June 30, 2012 and 2011

We incurred noninterest expense of $7.3 million for the six months ended June 30, 2012 compared to $8.9 million for the six months ended June 30, 2011.  The $725,000 decrease in other real estate owned expense and the $475,000 decrease in salaries and employee benefits expense primarily accounted for the $1.7 million decrease in noninterest expense for the six months ended June 30, 2012 compared to the same period in 2011. Of the $1.1 million expenses related to other real estate owned, $292,000 was related to the reduction in the carrying value of properties in other real estate owned. The remaining decrease resulted primarily from decreases of $349,000 in marketing costs, $89,000 in the FDIC assessment and $80,000 in other loan related expenses and an increase of $43,000 in data processing and related costs.

Salaries and employee benefits expense was $2.7 million for the six months ended June 30, 2012 compared to $3.2 million for the six months ended June 30, 2011.  These expenses represented 37.3% and 35.6% of our total noninterest expense for the six months ended June 30, 2012 and 2011, respectively.  The $475,000 decrease in salaries and employees benefits expense in 2012 compared to 2011 resulted from decreases of $117,000 in benefits cost, $28,000 in ESOP compensation and a decrease of $330,000 in base compensation expense.

Data processing and related costs increased $43,000 for the six months ended June 30, 2012 compared to the same period in 2011.  These expenses were $377,000 and $334,000 for the six months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2012, our data processing costs for our core processing system were $353,000 compared to $309,000 for the six months ended June 30, 2011.

Three Months Ended June 30, 2012 and 2011

We incurred noninterest expense of approximately $3.6 million for the three months ended June 30, 2012 compared to $4.6 million for the three months ended June 30, 2011.  The $409,000 decrease in other real estate owned expense and the $350,000 decrease in marketing expenses primarily accounted for the decrease in noninterest expense for the three months ended June 30, 2012 compared to the same period in 2011. The company had lower write-downs on other real estate due to improving property values as a result of the overall economy and we consciously cut the marketing budget to only necessary expenses.  The remaining differences resulted from decreases of $159,000 in salaries and benefits, $33,000 in occupancy expense, $47,000 in loan related costs and $33,000 in FDIC assessments expense.  This was offset by an increase of $67,000 in professional fees.

Salaries and employee benefits expense was approximately $1.3 and $1.5 million for the three months ended June 30, 2012 and 2011, respectively.  These expenses represented 36.9% and 32.6% of our total noninterest expense for the three months ended June 30, 2012 and 2011, respectively.  The $159,000 decrease in salaries and employee benefits expense primarily resulted from decreases of $59,000 in other benefits costs and $100,000 in base compensation due to 4 executives that were terminated in the second quarter of 2011.

Data processing and related costs increased approximately $10,000 for the three months ended June 30, 2012 compared to the same period in 2011.  These expenses were $186,000 and $176,000 for the three months ended June 30, 2012 and 2011, respectively.  During the three months ended June 30, 2012, our data processing costs for our core processing system were $174,000 compared to $163,000 for the three months ended June 30, 2011.  This increase was due to the yearly cost escalator in our contract.

Income Tax Expense

Six Months Ended June 30, 2012 and 2011

Our lack of income tax expense or benefit for June 30, 2012 and 2011 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at June 30, 2012 will not be realized, and accordingly, has established a full valuation allowance.

Three Months Ended June 30, 2012 and 2011

Our lack of income tax expense or benefit for June 30, 2012 and 2011 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that is more likely than not that the deferred tax asset related to continuing operations at June 30, 2012 will not be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At June 30, 2012, we had total assets of $523.9 million, consisting principally of $352.2 million in net loans, $76.0 million in investment securities, $21.8 million in net premises, furniture and equipment, $25.9 million in federal funds sold and $5.8 million in cash and due from banks.  Our liabilities at June 30, 2012 totaled $509.9 million, consisting principally of $435.1 million in deposits, $20.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $34.0 million in FHLB advances and $1.3 million in borrowings related to the ESOP.  At June 30, 2012, our shareholders’ equity was $14.0 million.

Federal Funds Sold

At June 30, 2012, our $25.9 million in short-term investments in federal funds sold on an overnight basis comprised 4.9% of total assets, compared to $39.6 million, or 7.4% of total assets, at December 31, 2011.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions.

Investments

At June 30, 2012, the $76.0 million in our available-for-sale investment securities portfolio represented approximately 14.5% of our total assets compared to $57.1 million, or 10.7% of total assets, at December 31, 2011.  At June 30, 2012, we held U.S. government agency securities, government sponsored enterprises and mortgage-backed securities with a fair value of $76.0 million and an amortized cost of $75.7 million for a net unrealized gain of $305,000. We utilize the investment portfolio to provide additional income and to provide liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Contractual maturities and yields on our investments at June 30, 2012 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	$—	—%	$53,056	3.05%	$53,056	3.05%
Mortgage-backed securities	—	—	—	—	—	—	22,942	2.95%	22,942	2.95%
Total	$—	—	$—	—	$—	—	$75,998	3.02%	$75,998	3.02%

At June 30, 2012, our investments included government sponsored enterprises, which consist of securities issued by the Federal Home Loan Mortgage Corporation with amortized costs of approximately $52.9 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $6.6 million, $7.3 million and $8.9 million, respectively.

Other nonmarketable equity securities at June 30, 2012 consisted of Federal Home Loan Bank stock with a cost of $2.5 million and other investments of approximately $55,000.

The amortized costs and the fair value of our investments at June 30, 2012 and December 31, 2011 are shown in the following table.

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$52,931	$53,056	$—	$—
Mortgage-backed securities	22,762	22,942	57,168	57,146
Total	$75,693	$75,998	$57,168	$57,146

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at June 30, 2012 and December 31, 2011 were $371.3 million and $409.2 million, respectively.  Gross loans outstanding at June 30, 2012 and December 31, 2011 were $359.4 million and $379.6 million, respectively.

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

The following table summarizes the composition of our loan portfolio at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$17,426	5.0%	$19,841	5.3%

Real Estate
Mortgage	269,009	74.8%	278,532	73.4%
Construction	70,278	19.5%	78,740	20.7%
Total real estate	339,100	94.3%	357,272	94.1%

Consumer
Consumer	2,894	0.8%	3,195	0.8%
Total Gross Loans	359,607	100.1%	380,308	100.2%
Deferred origination fees, net	(162)	(0.1)%	(665)	(0.2)%

Total gross loans, net of deferred fees	359,445	100.0%	379,643	100.0%
Less – allowance for loan losses	(7,229)		(10,320)
Total loans, net	$352,216		$369,323

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2012:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$6,078	$10,790	$558	$17,426
Real estate	84,007	210,395	44,885	339,287
Consumer	740	1,723	431	2,894
Deferred origination fees, net	(143)	(19)	—	(162)
Total gross loans, net of deferred fees	$90,682	$222,889	$45,874	$359,445

Gross loans maturing after one year with:
Fixed interest rates				$170,348
Floating interest rates				98,434
Total				$268,782

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

After risk grading each loan, we then use fourteen qualitative factors to analyze the trends in the portfolio.  These fourteen factors include both internal and external factors.  The internal factors considered are the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current nonaccrual and problem loan trends, the quality of our loan review system, policy exceptions, value of underlying collateral and other factors which include insurance shortfalls, loan fraud and unpaid tax risk.  The external factors considered are regulatory and legal factors and the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources.  A quantitative value is assigned to current delinquency ratios and trends and the current nonaccrual and problem loan trends, which, when added together, creates a net qualitative weight.  The net qualitative weight is then added to the loss ratio.  Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio.  As a result, an increased loss ratio will result in a higher allowance for loan loss.  For example, as delinquency ratios and trends increase, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant).  Similarly, positive trends in the nonaccrual and problem loans trends, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight (assuming all other qualitative factors remain constant).  These factors are reviewed and updated by the Bank’s Senior Risk Committee on a quarterly basis to arrive at a consensus for our qualitative adjustments.

Our methodology for determining our historical loss ratio is to analyze the most recent losses because we believe this period encompasses the most appropriate time period.  In addition, we have moved to a fully migrated loss history for all loan pools and all risk grades as of the period ending June 30, 2012.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total factor.  The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

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

Periodically, we adjust the amount of the allowance based on changing circumstances.  We recognize loan losses to the allowance and add back subsequent recoveries.  In addition, on a periodic basis we informally compare our allowance for loan losses to various peer institutions; however, we recognize that allowances will vary as financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles for the institutions.  We would only consider further adjustments to our allowance for loan losses based on this review of peers if our allowance was significantly different from our peer group.  To date, we have not made any such adjustment.  There can be no assurance that loan charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial and residential real estate markets in our market areas.

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2012 and 2011.

	2012	2011
	(dollars in thousands)
Balance, beginning of year	$10,320	$11,459
Charge offs, Commercial and Industrial	(79)	(571)
Charge offs, Real Estate Mortgage	(2,177)	(4,982)
Charge offs, Real Estate Construction	(1,288)	(2,511)
Charge offs, Consumer	(186)	(24)
Recoveries, Commercial and Industrial	13	9
Recoveries, Real Estate Mortgage	74	295
Recoveries, Real Estate Construction	10	3
Recoveries, Consumer	7	3
Provision for loan losses	535	7,502
Balance, end of period	$7,229	$11,183

Total loans outstanding at end of period	$359,445	$404,545
Allowance for loan losses to gross loans	2.01%	3.32%
Net charge-offs to average loans	0.98%	1.87%

Nonperforming Assets

The following table sets forth our nonperforming assets at June 30, 2012 and December 31, 2011:

	2012	2011
	(dollars in thousands)
Nonaccrual loans	$26,215	$34,292
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	25,206	27,036
Total impaired loans	51,421	61,328
Other real estate owned	21,019	18,906
Total nonperforming assets	$72,440	$80,234

Nonperforming assets to total assets	13.82%	15.02%

The Bank had 99 nonperforming loans at June 30, 2012, totaling $51.4 million and 117 nonperforming loans totaling $61.3 million at December 31, 2011, all of which were considered impaired.  Of the nonperforming loans at June 30, 2012, it is anticipated that 48 loans totaling approximately $14.0 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional six loans totaling $4.1 million are expected to be paid down or paid in full and 45 loans totaling approximately $33.3 million are expected to move back into an accruing status.  At June 30, 2012 and December 31, 2011, the allowance for loan losses was $7.0 million and $10.3 million, respectively, or 2.01% and 2.72%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on continuing improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at June 30, 2012 are $7.6 million in residential properties, representing approximately 14.8% of the Bank’s nonperforming loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of June 30, 2012, we had 55 loans with a current principal balance of $14.0 million on the watch list compared to 46 loans with a current principal balance of $17.0 million at December 31, 2011.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as “substandard”

or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $3.7 million at June 30, 2012, compared to $8.8 million at December 31, 2011.  At June 30, 2012, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended June 30, 2012 and December 31, 2011, we received approximately $124,000 and $890,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status.  In addition, the Bank held approximately $21.0 million and $18.9 million in other real estate owned at the period ending June 30, 2012 and December 31, 2011, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  In the past, we have chosen to obtain a portion of certificates of deposits from outside of our market.  The deposits obtained outside of our market areas generally have lower rates and maturities than those being offered for similar deposit products in our local market.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  Our loan-to-deposit ratio was 82.6% and 85.2% at June 30, 2012 and December 31, 2011, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant the approval.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2012 and the year ended December 31, 2011.

	June 30, 2012		December 31, 2011
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$14,516	—%	$14,942	—%
Interest bearing demand deposits	30,168	0.72%	24,843	0.73%
Savings and money market accounts money	107,596	0.69%	120,035	0.90%
Time deposits less than $100,000	114,571	1.54%	113,409	1.74%
Time deposits greater than $100,000	182,681	1.47%	178,970	1.53%
Total deposits	$449,532	1.24%	$452,199	1.32%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Three months or less	$17,225	$16,880
Over three through six months	36,042	73,104
Over six though twelve months	39,679	35,748
Over twelve months	78,611	57,401
Total	$171,557	$183,133

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended June 30, 2012 and the year ended December 31, 2011, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the six months ended June 30, 2012:
Securities sold under agreement to repurchase	$20,000	4.21%	$20,000	$20,010	4.21%
Advances from FHLB	34,000	1.76%	34,000	34,000	1.76%
Junior subordinated debentures	14,434	5.10%	14,434	14,434	5.13%
ESOP borrowings	1,325	4.50%	1,425	1,399	4.50%
Federal funds purchased	—	—%	—	237	0.01%

At or for the year ended December 31, 2011:
Securities sold under agreement to repurchase	$20,000	4.21%	$20,000	$20,012	4.89%
Advances from FHLB	34,000	1.76%	34,000	32,466	1.82%
Junior subordinated debentures	14,434	5.16%	14,434	14,434	5.09%
ESOP borrowings	1,425	4.50%	1,625	1,548	4.56%
Federal funds purchased	—	—%	—	231	0.02%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At June 30, 2012, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $47.9 million and an excess lendable collateral value of approximately $184,000.  We also have credit availability through the Federal Reserve Discount Window.  As of June 30, 2012, $161,000 was available, based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $14.0 million at June 30, 2012 and $14.1 million at December 31, 2011.  The difference is attributable to the amount of preferred stock dividend accrued of $361,000, additional paid in capital related to the ESOP of $73,000, an increase in ESOP borrowings of $75,000, an increase of $192,000 in the fair value of available-for-sale securities and net of the income of $113,000 for the six month period ended June 30, 2012.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six months ended June 30, 2012 and the year ended December 31, 2011.

	June 30, 2012	December 31, 2011
Return on average assets	0.04%	(1.67)%
Return on average equity	1.62%	(48.97)%
Equity to assets ratio	2.59%	3.42%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of June 30, 2012, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at June 30, 2012 and December 31, 2011.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

	June 30,	December 31,
Tidelands Bancshares, Inc.	2012	2011
Leverage ratio	3.46%	3.50%
Tier 1 risk-based capital ratio	4.62%	4.61%
Total risk-based capital ratio	8.29%	8.27%

The following table sets forth the Bank’s various capital ratios at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
Tidelands Bank	2012	2011
Leverage ratio	5.50%	5.40%
Tier 1 risk-based capital ratio	7.32%	7.10%
Total risk-based capital ratio	8.58%	8.37%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2012, unfunded commitments to extend credit were $14.2 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2012, there were commitments totaling approximately $347,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 55.9% of our loans were variable rate loans at June 30, 2012 and 66.0% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At June 30, 2012 and December 31, 2011, our liquid assets, which consist of cash and due from banks, amounted to $31.7 million and $44.2 million, or 6.1% and 8.3% of total assets, respectively.  Our available-for-sale securities at June 30, 2012 and December 31, 2011 amounted to $76.0 million and $57.1 million, or 14.5% and 10.7% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $28.8 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At June 30, 2012, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $47.9 million and an excess lendable collateral value of approximately $184,000.  In addition, we maintain a line of credit with the Federal Reserve Bank of $161,000 secured by securities.

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

The following table sets forth information regarding our rate sensitivity, as of June 30, 2012, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$25,926	$—	$—	$—	$25,926
Investment securities	3,544	9,142	22,532	40,780	75,998
Loans	19,353	65,406	206,721	67,965	359,445
Total interest-earning assets	$48,823	$74,548	$229,253	$108,745	$461,369

Interest-bearing liabilities:
Money market and NOW	$85,903	$—	$—	$—	$85,903
Regular savings	52,478	—	—	—	52,478
Time deposits	26,946	130,496	112,944	9,864	280,250
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	10,000	—	10,000	—	20,000
Advances from Federal Home Loan Bank	—	7,000	18,000	9,000	34,000
ESOP borrowings	1,325	—	—	—	1,325
Total interest-bearing liabilities	$184,900	$137,496	$140,944	$25,050	$488,390

Period gap	$(136,077)	$(62,948)	$88,309	$83,695	$(27,021)
Cumulative gap	$(136,077)	$(199,025)	$(110,716)	$(27,021)	$(27,021)

Ratio of cumulative gap to total earning assets	(29.49)%	(43.14)%	(24.00)%	(5.86)%	(5.86)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Per the FRB Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments.  Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date.  Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  The dividend payment that was deferred in May, 2012 was the seventh missed dividend payment.  Consequently, the Treasury has appointed an observer to the Board. At June 30, 2012, we had unpaid TARP preferred stock dividends in arrears of $1,312,608.

Item 6. Exhibits

31.1                        Rule 13a-14(a) Certification of the Principal Executive Officer

31.2                        Rule 13a-14(a) Certification of the Principal Financial Officer

32                                  Section 1350 Certifications.

101         The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations and Comprehensive Loss or the three month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended June 30, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2012	By:	/s/ Thomas H. Lyles
Thomas H. Lyles
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2012	By:	/s/ John D. Dalton
John D. Dalton
Controller and Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations and Comprehensive Loss or the three month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended June 30, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.