Form 10-Q
period 2012-09-30
TIDELANDS BANCSHARES INC
filed 2012-11-06
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of November 6, 2012.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Item 1. Financial Statements

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,261,493	$4,552,076
Federal funds sold	29,760,000	39,610,000
Total cash and cash equivalents	35,021,493	44,162,076
Securities available-for-sale	87,325,554	57,145,909
Nonmarketable equity securities	2,383,750	3,317,450
Total securities	89,709,304	60,463,359
Mortgage loans held for sale	209,699	416,849
Loans receivable	350,103,519	379,643,539
Less allowance for loan losses	8,080,908	10,320,259
Loans, net	342,022,611	369,323,280
Premises, furniture and equipment, net	21,637,119	22,285,895
Accrued interest receivable	1,831,649	1,850,487
Bank owned life insurance	15,308,505	14,947,329
Other real estate owned	20,476,742	18,905,600
Other assets	1,088,064	1,760,923
Total assets	$527,305,186	$534,115,798

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$15,430,468	$12,283,423
Interest-bearing transaction accounts	42,326,781	23,492,325
Savings and money market accounts	100,738,141	111,283,544
Time deposits $100,000 and over	178,831,781	183,133,192
Other time deposits	113,000,066	115,321,975
Total deposits	450,327,237	445,514,459

Securities sold under agreements to repurchase	10,000,000	20,000,000
Advances from Federal Home Loan Bank	34,000,000	34,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,275,000	1,425,000
Accrued interest payable	2,491,161	2,037,862
Other liabilities	3,181,872	2,646,195
Total liabilities	515,709,270	520,057,516

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at September 30, 2012 and December 31, 2011	14,135,881	13,958,364
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176 shares issued and outstanding at September 30, 2012 and December 31, 2011	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at September 30, 2012 and December 31, 2011	1,112,248	1,112,248
Unearned ESOP shares	(1,562,051)	(1,681,103)
Capital surplus	43,073,284	43,188,836
Retained deficit	(45,534,642)	(42,560,223)
Accumulated other comprehensive income (loss)	328,424	(2,612)
Total shareholders’ equity	11,595,916	14,058,282
Total liabilities and shareholders’ equity	$527,305,186	$534,115,798

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the nine and three months ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$14,225,130	$16,080,236	$4,393,452	$5,161,786
Securities available for sale, taxable	1,527,529	1,511,584	514,033	474,985
Federal funds sold	61,149	41,527	18,763	12,819
Other interest income	21,438	366	10,385	239
Total interest income	15,835,246	17,633,713	4,936,633	5,649,829
Interest expense:
Time deposits $100,000 and over	1,978,304	2,057,134	642,431	672,395
Other deposits	1,978,029	2,500,668	625,485	753,187
Other borrowings	1,690,004	1,806,880	552,139	571,329
Total interest expense	5,646,337	6,364,682	1,820,055	1,996,911
Net interest income	10,188,909	11,269,031	3,116,578	3,652,918
Provision for loan losses	2,760,068	10,050,117	2,225,068	300,000
Net interest income after provision for loan losses	7,428,841	1,218,914	891,510	3,352,918
Noninterest income:
Service charges on deposit accounts	38,341	38,988	12,141	13,326
Residential mortgage origination income	146,526	113,395	47,029	31,819
Gain on sale of securities available-for-sale	270,781	1,209,050	—	1,209,050
Other service fees and commissions	308,034	414,941	98,545	120,218
Increase in cash surrender value of BOLI	361,176	404,736	113,584	132,961
Other	16,158	54,653	2,623	32,148
Total noninterest income	1,141,016	2,235,763	273,922	1,539,522
Noninterest expense:
Salaries and employee benefits	4,086,950	4,521,539	1,365,173	1,324,396
Net occupancy	1,185,174	1,207,343	399,765	405,129
Furniture and equipment	628,175	635,152	205,177	219,188
Other real estate owned expense	1,426,514	1,932,861	369,552	150,728
Other operating	3,498,146	3,932,947	1,194,121	1,142,321
Total noninterest expense	10,824,959	12,229,842	3,533,788	3,241,762
Income (loss) before income taxes	(2,255,102)	(8,775,165)	(2,368,356)	1,650,678
Income tax benefit	—	(48,692)	—	—
Net income (loss)	(2,255,102)	(8,726,473)	(2,368,356)	1,650,678
Accretion of preferred stock to redemption value	177,517	166,104	59,173	55,368
Preferred dividends accrued	541,800	541,800	180,600	180,600
Net income (loss) available to common shareholders	$(2,974,419)	$(9,434,377)	$(2,608,129)	$1,414,710
Other Comprehensive Income (loss):
Unrealized gain on securities available for sale	822,672	2,546,545	224,240	1,723,904
Reclassification adjustment for realized gain on securities	(270,781)	(1,209,050)	—	(1,209,050)
Tax effect	(220,855)	(508,248)	(85,211)	(195,644)
Total other comprehensive income	331,036	829,247	139,029	319,210
Comprehensive Income (Loss)	$(2,643,383)	$(8,605,130)	$(2,469,100)	$1,733,920
Net Income (loss) per common share:
Basic net income (loss) per share	$(0.73)	$(2.31)	$(0.64)	$0.35
Diluted net income (loss) per share	$(0.73)	$(2.31)	$(0.64)	$0.35
Weighted average common shares outstanding
Basic	4,096,280	4,088,372	4,100,295	4,092,053
Diluted	4,096,280	4,088,372	4,100,295	4,092,053

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2012 and 2011

(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained	Accumulated other Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	Deficit	income (loss)	Total
Balance, December 31, 2010	14,448	$13,736,892	$1,112,248	4,277,176	$42,772	$(1,907,361)	$43,404,879	$(32,504,156)	$(242,615)	$23,642,659
Allocation of unearned ESOP shares							(161,641)			(161,641)
Preferred stock, dividend paid								(541,800)		(541,800)
Accretion of discount on preferred stock		166,104						(166,104)		—
Repayment of ESOP borrowings						169,693				169,693
Net loss								(8,726,473)		(8,726,473)
Other comprehensive income, net of taxes of $508,248									829,247	829,247

Balance, September 30, 2011	14,448	$13,902,996	$1,112,248	4,277,176	$42,772	$(1,737,668)	$43,243,238	$(41,938,533)	$586,632	$15,211,685

Balance, December 31, 2011	14,448	$13,958,364	$1,112,248	4,277,176	$42,772	$(1,681,103)	$43,188,836	$(42,560,223)	$(2,612)	$14,058,282
Allocation of unearned ESOP shares							(115,552)			(115,552)
Preferred stock, dividend declared								(541,800)		(541,800)
Accretion of discount on preferred stock		177,517						(177,517)		—
Repayment of ESOP borrowings						119,052				119,052
Net loss								(2,255,102)		(2,255,102)
Other comprehensive income, net of taxes of $220,855									331,036	331,036

Balance, September 30, 2012	14,448	$14,135,881	$1,112,248	4,277,176	$42,772	$(1,562,051)	$43,073,284	$(45,534,642)	$328,424	$11,595,916

The accompanying notes are an integral part of the consolidated financial statements.

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(2,255,102)	$(8,726,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,760,068	10,050,117
Depreciation and amortization expense	791,458	743,351
Discount accretion and premium amortization	400,107	210,271
Increase in deferred income tax benefit, valuation	—	45,269
Proceeds from sale of residential mortgages	7,484,961	6,722,825
Origination of residential mortgages held-for-sale	(7,277,811)	(7,113,825)
Increase in accrued interest receivable	18,838	22,196
Increase in accrued interest payable	453,298	594,641
Increase in cash surrender value of life insurance	(361,176)	(404,736)
Loss (Gain) from sale of real estate	432,506	(113,012)
Gain from sale of securities available-for-sale	(270,781)	(1,209,050)
Decrease in prepaid FDIC assessment	776,386	1,023,670
Decrease in carrying value of other real estate	370,363	1,277,045
Preferred Stock Dividends accrued	(541,800)	(541,800)
Increase in other assets	(154,148)	(25,667)
Increase in other liabilities	535,676	681,436
Net cash provided by operating activities	3,162,843	3,236,258
Cash flows from investing activities:
Purchases of securities available-for-sale	(111,311,733)	(48,656,999)
Proceeds from sales of securities available-for-sale	57,321,969	43,082,976
Proceeds from calls and maturities of securities available-for-sale	25,432,229	4,656,704
Net decrease in loans receivable	13,257,240	19,382,427
Purchase of premises, furniture and equipment, net	648,776	(842,357)
Proceeds from sale of other real estate owned	7,681,813	4,190,616
Net cash provided(used) by investing activities	(6,969,706)	21,813,367
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	11,436,098	(35,674,149)
Net decrease in certificates of deposit and other time deposits	(6,623,320)	(1,864,710)
Proceeds from FHLB advances	—	7,000,000
Repayment of repurchase agreement	(10,000,000)	—
Repayment of ESOP borrowings	(150,000)	(150,000)
Decrease in unearned ESOP shares	3,502	8,052
Net cash used by financing activities	(5,333,720)	(30,680,807)
Net decrease in cash and cash equivalents	(9,140,583)	(5,631,182)
Cash and cash equivalents, beginning of period	44,162,076	27,726,977
Cash and cash equivalents, end of period	$35,021,493	$22,095,795

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$5,193,039	$5,770,042
Transfer of loans to foreclosed assets	$11,283,361	$12,016,545

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of September 30, 2012 and for the interim periods ended September 30, 2012 and 2011, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the nine and three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  The financial information as of December 31, 2011 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2011 Annual Report on Form 10-K.

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

The accrual of interest income is generally discontinued when a loan becomes contractually 90 days past due as to principal or interest.  Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  Nonaccrual loans may be restored to performing status when all principal and interest has been kept current for nine months and full repayment of the remaining contractual principal and interest is expected.

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

Troubled Debt Restructurings (“TDRs”) — The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider.  Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs.  Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms.  Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement.  Nonaccrual TDR’s are returned to accruing status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower’s financial condition,, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

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

Bank Owned Life Insurance - Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies.  The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank’s benefit expenses including pre- and post-retirement employee benefits.  Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes.  The CSV of the policies are recorded as assets of the Bank.  Any amounts owed to employees from policy benefits are recorded as liabilities of the Bank.  The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter.  BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital based on Company policy.  The bank is currently not in compliance with company policy.

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

NOTE 3 — COMPREHENSIVE INCOME

The change in the components of other comprehensive income and related tax effects are as follows for the nine and three months ended September 30, 2012 and 2011:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Change in net unrealized gains on securities available for sale	$822,672	$2,546,545	$224,240	$1,723,904
Reclassification adjustment for gains realized in net income	(270,781)	(1,209,050)	—	(1,209,050)
Net change in unrealized gains on securities	551,891	1,337,495	224,240	514,854
Tax effect	(220,855)	(508,248)	(85,211)	(195,644)
Net-of-tax amount	$331,036	$829,247	$139,029	$319,210

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,261,493	$5,261,493	$5,261,493	$—	$—
Federal funds sold	29,760,000	29,760,000	29,760,000	—	—
Securities available-for-sale	87,325,554	87,325,554	—	87,325,554	—
Nonmarketable equity securities	2,383,750	2,383,750	—	—	2,383,750
Mortgage loans held for sale	209,699	209,699	—	209,699	—
Loans receivable	350,103,519	352,751,000	—	48,387,972	304,363,028

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$158,495,390	$158,495,390	$—	$158,495,390	$—
Certificates of deposit and other time deposits	291,831,847	292,345,000	—	292,345,000	—
Securities sold under agreements to repurchase	10,000,000	11,597,000	—	11,597,000	—
Advances from Federal Home Loan Bank	34,000,000	34,489,000	—	34,489,000	—
Junior subordinated debentures	14,434,000	14,674,192	—	—	14,674,192
ESOP borrowings	1,275,000	1,275,000	—	1,275,000	—

	December 31,
	2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$4,552,076	$4,552,076
Federal funds sold	39,610,000	39,610,000
Securities available-for-sale	57,145,909	57,145,909
Nonmarketable equity securities	3,317,450	3,317,450
Mortgage loans held for sale	416,849	416,849
Loans receivable	379,643,539	379,627,539

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$147,059,292	$147,059,292
Certificates of deposit and other time deposits	298,455,167	299,393,167
Securities sold under agreements to repurchase	20,000,000	21,994,000
Advances from Federal Home Loan Bank	34,000,000	34,388,000
Junior subordinated debentures	14,434,000	14,943,235
ESOP borrowings	1,425,000	1,425,000

	September 30, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$15,239,334	$—	$12,863,026	$—
Letters of credit	359,296	—	148,075	—

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

Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring a specific charge against allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based on a current appraisal, the fair value measurement is considered a Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment below the current appraised value the measurement is considered a Level 3 measurement.

Other Real Estate Owned (OREO)

Other real estate owned is adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as nonrecurring Level 2.  When an appraisal value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records that other real estate owned as non-recurring Level 3.

Assets measured at fair value on a recurring basis are as follows as of September 30, 2012 and December 31, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2012
Government sponsored enterprises	$—	$38,993,797	$—
Mortgage-backed securities	—	48,331,757	—
Available-for-sale investment securities	—	87,325,554	—
Mortgage loans held for sale	—	209,699	—
Total	$—	$87,535,253	$—
December 31, 2011
Government sponsored enterprises	$—	$—	$—
Mortgage-backed securities	—	57,145,909	—
Available-for-sale investment securities	—	57,145,909	—
Mortgage loans held for sale	—	416,849	—
Total	$—	$57,562,758	$—

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2012 and December 31, 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2012
Impaired loans	$—	$46,765,009	$—
Other real estate owned	—	20,476,742	—
Total	$—	$67,241,751	$—

December 31, 2011
Impaired loans	$—	$58,450,995	$—
Other real estate owned	—	18,905,600	—
Total	$—	$77,356,595	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 5 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At September 30, 2012, the Bank did not need a deposit on hand with the Federal Reserve Bank to meet this requirement. At December 31, 2011, the reserve requirement was met by the cash balance in the vault.  At September 30, 2012, the Bank had $1.0 million in actual currency and cash on hand, $2.7 million in due from non-interest bearing balances and $229,000 in due from interest bearing balances. At September 30, 2012, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2012
Government-sponsored enterprises	$38,695,986	$301,560	$3,749	$38,993,797
Mortgage-backed securities	48,099,852	426,993	195,088	48,331,757
Total	$86,795,838	$728,553	$198,837	$87,325,554

December 31, 2011
Government-sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	57,168,084	276,760	298,935	57,145,909
Total	$57,168,084	$276,760	$298,935	$57,145,909

The amortized cost and estimated fair values of investment securities at September 30, 2012, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	38,695,986	38,993,797
Subtotal	38,695,986	38,993,797
Mortgage-backed securities	48,099,852	48,331,757
Total Securities	$86,795,838	$87,325,554

At September 30, 2012 and December 31, 2011, investment securities with book values of $14,614,220 and $31,807,296 and market values of $14,805,757 and $31,796,498, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $57,321,969 for the period ended September 30, 2012. The gross realized gain on the sale of investment securities totaled $296,471 with gross realized losses of $25,690 resulting in a net realized gain of $270,781 for the period ended September 30, 2012.  The gross realized gain on the sale of investment securities totaled $1,209,050 with no realized losses resulting in a net realized gain of

$1,209,050 for the period ended September 30, 2011.  The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2012
Government-sponsored enterprises	$2,959,372	$3,749	$—	$—	$2,959,372	$3,749
Mortgage-backed securities	16,014,451	195,088	—	—	16,014,451	195,088
	$18,973,823	$198,837	$—	$—	$18,973,823	$198,837

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2011
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	27,319,899	298,935	—	—	27,319,899	298,935
	$27,319,899	$298,935	$—	$—	$27,319,899	$298,935

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at September 30, 2012 and December 31, 2011. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $55,250 of stock in community bank holding companies as of September 30, 2012 and December 31, 2011. The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At September 30, 2012 and December 31, 2011, the Company’s investment in Federal Home Loan Bank stock was $2,328,500 and $3,262,200 respectively.

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

NOTE 7 — LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended September 30, 2012 and December 31, 2011:

	2012	2011
Real estate — construction	$66,800,729	$78,740,323
Real estate — mortgage	263,832,227	278,532,056
Commercial and industrial	16,502,737	19,841,301
Consumer and other	3,108,085	3,195,051
Total loans receivable, gross	350,243,778	380,308,731
Deferred origination fees, net	(140,259)	(665,192)
Total loans receivable, net of deferred origination fees	350,103,519	379,643,539
Less allowance for loan losses	8,080,908	10,320,259
Total loans receivable, net of allowance for loan losses	$342,022,611	$369,323,280

The composition of gross loans by rate type is as follows for the periods ended September 30, 2012 and December 31, 2011:

	2012	2011
Variable rate loans	$152,413,187	$170,461,433
Fixed rate loans	197,690,332	209,182,106
Total gross loans	$350,103,519	$379,643,539

The following is an analysis of our loan portfolio by credit quality indicators at September 30, 2012 and December 31, 2011:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2012	2011	2012	2011	2012	2011
Grade:
Pass	$14,504,023	$17,528,223	$120,398,654	$122,544,501	$20,595,703	$21,239,273
Special Mention	291,123	441,839	5,856,882	6,674,538	—	1,865,411
Substandard	1,707,591	1,871,239	29,622,746	30,533,228	5,137,223	8,157,357
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$16,502,737	$19,841,301	$155,878,282	$159,752,267	$25,732,926	$31,262,041

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2012	2011	2012	2011	2012	2011
Grade:
Pass	$85,258,441	$92,682,611	$30,297,427	$33,057,874	$2,754,543	$2,870,438
Special Mention	5,166,743	5,943,049	134,532	1,884,768	87,376	177,417
Substandard	17,528,761	20,154,129	10,635,844	12,535,640	266,166	147,196
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$107,953,945	$118,779,789	$41,067,803	$47,478,282	$3,108,085	$3,195,051

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at September 30, 2012 and December 31, 2011:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
September 30, 2012
Accruing Loans Paid Current	$14,987,732	$147,885,879	$21,971,510	$99,573,070	$33,377,165	$2,782,539	$320,577,895
Accruing Loans Past Due:
30-59 Days	109,962	616,728	—	1,651,644	2,195,233	95,009	4,668,576
60-89 Days	—	310,338	—	190,902		479	501,719
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	109,962	927,066	—	1,842,546	2,195,233	95,488	5,170,295
Loans Receivable on
Nonaccrual Status	$1,405,043	$7,065,337	$3,761,416	$6,538,329	$5,495,405	$230,058	$24,495,588
Recorded Investment
>90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$16,502,737	$155,878,282	$25,732,926	$107,953,945	$41,067,803	$3,108,085	$350,243,778

December 31, 2011
Accruing Loans Paid Current	$17,800,238	$147,877,812	$25,771,067	$104,923,350	$38,065,673	$2,807,348	$337,245,488
Accruing Loans Past Due:
30-59 Days	872,349	169,851	825,000	1,057,530	332,752	313,708	3,571,190
60-89 Days	308,511	1,372,600	—	1,497,206	1,988,433	33,499	5,200,249
>90 Days	—	—	—	—	—	—	—
Total Loans Past Due	1,180,860	1,542,451	825,000	2,554,736	2,321,185	347,207	8,771,439
Loans Receivable on
Nonaccrual Status	$860,203	$10,332,004	$4,665,974	$11,301,703	$7,091,424	$40,496	$34,291,804
Recorded Investment
>90 Days and Accruing	$—	$—	$—	$—	$—	$—	$—
Total Loans Receivable	$19,841,301	$159,752,267	$31,262,041	$118,779,789	$47,478,282	$3,195,051	$380,308,731

The following is a summary of information pertaining to impaired and nonaccrual loans at September 30, 2012 and December 31, 2011:

	2012	2011
Impaired loans without a valuation allowance	$40,428,985	$48,263,225
Impaired loans with a valuation allowance	8,054,454	13,063,792
Total impaired loans	$48,483,439	$61,327,017

Valuation allowance related to impaired loans	$1,718,430	$2,876,022
Average of impaired loans during the period	$53,967,593	67,899,940
Total nonaccrual loans	$24,495,588	34,291,804

Total loans past due 90 days and still accruing interest	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$26,795,520	$33,705,357

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at September 30, 2012 and December 31, 2011:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
September 30, 2012
With no related allowance recorded:
Recorded Investment	$1,405,042	$20,907,436	$2,991,290	$9,408,078	$4,546,883	$1,170,256	$40,428,985
Unpaid Principal Balance	1,620,041	21,317,158	3,233,979	11,503,014	6,066,468	1,366,024	45,106,684
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	1,631,413	21,389,982	3,265,029	11,090,100	6,265,538	1,905,329	45,547,391
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$4,252,904	$1,549,448	$1,385,139	$866,963	$—	$8,054,454
Unpaid Principal Balance	—	4,523,489	1,549,448	1,426,051	930,734	—	8,429,722
Related Allowance	—	734,105	226,448	455,394	302,483	—	1,718,430
Average Recorded Investment	—	4,540,965	1,549,448	1,394,575	935,214	—	8,420,202
Interest Income Recognized	—	—	—	—	—	—	—

Total:
Recorded Investment	$1,405,042	$25,160,340	$4,540,738	$10,793,217	$5,413,846	$1,170,256	$48,483,439
Unpaid Principal Balance	1,620,041	25,840,647	4,783,427	12,929,065	6,997,202	$1,366,024	53,536,406
Related Allowance	—	734,105	226,448	455,394	302,483	—	1,718,430
Average Recorded Investment	1,631,413	25,930,947	4,814,477	12,484,675	7,200,752	1,905,329	53,967,593
Interest Income Recognized	—	—	—	—	—	—	—

December 31, 2011
With no related allowance recorded:
Recorded Investment	$847,494	$28,925,047	$1,762,234	$11,950,867	$4,777,224	$359	$48,263,225
Unpaid Principal Balance	1,247,215	29,773,429	2,129,960	13,569,585	6,895,576	359	53,616,124
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	1,265,499	30,003,945	2,546,418	13,511,155	7,195,411	774	54,523,202
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$12,708	$1,890,087	$5,233,188	$3,478,621	$2,409,049	$40,139	$13,063,792
Unpaid Principal Balance	12,708	1,890,087	5,233,188	3,738,621	2,472,821	40,138	13,387,563
Related Allowance	1,438	377,517	768,391	1,198,819	522,255	7,602	2,876,022
Average Recorded Investment	14,679	1,898,497	5,162,095	3,783,489	2,472,862	45,116	13,376,738
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$860,202	$30,815,134	$6,995,422	$15,429,488	$7,186,273	$40,498	$61,327,017
Unpaid Principal Balance	1,259,923	31,663,516	7,363,148	17,308,206	9,368,397	40,497	67,003,687
Related Allowance	1,438	377,517	768,391	1,198,819	522,255	7,602	2,876,022
Average Recorded Investment	1,280,178	31,902,442	7,708,513	17,294,644	9,668,273	45,890	67,899,940
Interest Income Recognized	—	—	—	—	—	—	—

Transactions in the allowance for loan losses are summarized below for the periods ended September 30, 2012 and December 31, 2011:

	2012	2011
Balance, beginning of period	$10,320,259	$11,459,047
Provision charged to operations	2,760,068	10,618,737
Gross loan charge offs	(5,140,142)	(12,494,985)
Gross loan recoveries	140,723	737,460
Balance, end of period	$8,080,908	$10,320,259
Gross loans outstanding net of deferred fees, end of period	$350,103,519	$379,643,539

The following is a summary of information pertaining to our allowance for loan losses at September 30, 2012 and December 31, 2011:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
September 30, 2012
Allowance for loan losses:
Beginning Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Charge-offs	(140,724)	(363,641)	(288,490)	(1,968,452)	(2,093,678)	(285,157)	—	(5,140,142)
Recoveries	14,690	37,376	—	58,296	21,796	8,565	—	140,723
Provision	(164,911)	(709,794)	(496,279)	997,959	1,802,971	632,510	697,612	2,760,068
Ending Balance	$351,203	$1,503,944	$372,951	$2,387,403	$2,060,007	$405,400	$1,000,000	$8,080,908
Loans Receivable:
Ending Balance	$16,502,737	$155,878,282	$25,732,926	$107,953,945	$41,067,803	$3,108,085		$350,243,778
Individually evaluated for impairment	$1,405,042	$25,160,340	$4,540,738	$10,793,217	$5,413,846	$1,170,256		$48,483,439
Collectively evaluated for impairment	$15,097,695	$130,717,942	$21,192,188	$97,160,728	$35,653,957	$1,937,829		$301,760,339

December 31, 2011
Allowance for loan losses:
Beginning Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Charge-offs	(804,247)	(2,356,709)	(635,234)	(5,667,661)	(3,001,562)	(29,572)	—	(12,494,985)
Recoveries	11,050	9,571	8,921	378,087	306,665	23,165	—	737,460
Provision	991,890	2,208,950	1,440,790	4,215,981	2,225,772	(7,820)	(456,826)	10,618,737
Ending Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Loans Receivable:
Ending Balance	$19,841,301	$159,752,267	$31,262,041	$118,779,789	$47,478,282	$3,195,051		$380,308,731
Individually evaluated for impairment	$860,203	$30,815,134	$6,995,422	$15,429,488	$7,186,273	$40,497		$61,327,017
Collectively evaluated for impairment	$18,981,098	$128,937,133	$24,266,619	103,350,301	$40,292,009	$3,154,554		$318,981,714

The allowance for loan losses, as a percent of gross loans outstanding was 2.31% and 2.72% for periods ended September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 the Bank had 76 loans totaling $24,495,588 or 7.00% of gross loans in nonaccrual status of which $6,071,507 were deemed to be troubled debt restructurings.  There were 23 loans totaling $20,724,013 deemed to be troubled debt restructurings not in nonaccrual status at September 30, 2012.  At December 31, 2011, the Bank had 95 impaired loans totaling $34,291,804 or 9.03% of loans, net of deferred origination fees, in nonaccrual status, of which $9,933,983 were deemed to be troubled debt restructurings. There were 23 loans totaling $23,771,374 deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2011.  There were no loans contractually past due 90 days or more and still accruing interest at September 30, 2012 or December 31, 2011.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We do not recognize interest income on loans that are impaired and in nonaccrual status.  At September 30, 2012 and December 31, 2011, the Bank had $109,100  and $165,000 respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At September 30, 2012, loans totaling $55.3 million were pledged as collateral at the Federal Home Loan Bank.

NOTE 8 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended September 30, 2012 and December 31, 2011 are summarized below:

	2012	2011
Balance, beginning of year	$18,905,600	$11,905,865
Additions	9,623,318	15,305,144
Sales	(7,681,813)	(6,123,865)
Write downs	(370,363)	(2,181,544)
Balance, end of period	$20,476,742	$18,905,600

NOTE 9 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended September 30, 2012 and December 31, 2011:

	2012	2011
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,409,640	18,409,641
Furniture and equipment	4,725,902	4,651,975
Software	786,088	742,257
Construction in progress	24,925	—
Total	27,211,873	27,069,191
Less, accumulated depreciation	5,574,754	4,783,296
Premises, furniture and equipment, net	$21,637,119	$22,285,895

Depreciation expense for the nine months ended September 30, 2012 and 2011 amounted to $791,458 and $743,351, respectively.

NOTE 10 - DEPOSITS

At September 30, 2012, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2012	$55,995,136
2013	113,498,748
2014	5,518,055
2015	6,174,696
2016	60,298,126
Thereafter	50,347,086
Total	$291,831,847

NOTE 11 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of one obligation totaling $10.0 million at September 30, 2012. On September 21, 2007, the Bank borrowed $10.0 million under a five-year repurchase agreement at a fixed rate of 4.01%.  This repurchase agreement was paid in full on September 21, 2012.  On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $12,714,221 and $25,012,097 and fair values of $12,888,207 and $24,997,678 at September 30, 2012 and December 31, 2011, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the periods ended September 30, 2012 and December 31, 2011:

	2012	2011
Amount outstanding at period end	$10,000,000	$20,000,000
Average amount outstanding during the period	19,641,725	20,011,907
Maximum outstanding at any month-end	20,000,000	20,000,000
Weighted average rate paid at period-end	4.40%	4.21%
Weighted average rate paid during the period	4.26%	4.89%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.841% at the period ended September 30, 2012.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.  As of September 30, 2012, the amount of accrued interest was $1,484,321.

As described in Note 17 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

NOTE 13 — ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2012, advances from the Federal Home Loan Bank (“FHLB”) were comprised of three advances totaling $34.0 million.  On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2010, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%. On March 22, 2011, the Bank borrowed $7.0 million under a 2-year fixed advance at a rate of 0.86%. All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain investment securities.  At September 30, 2012, loans totaling $55.3 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended September 30, 2012 and December 31, 2011:

	2012	2011
Amount outstanding at period end	$34,000,000	$34,000,000
Average amount outstanding during the period	34,000,000	32,465,753
Maximum outstanding at any month-end	34,000,000	34,000,000
Weighted average rate at period-end	1.80%	1.76%
Weighted average rate during the period	1.80%	1.82%

NOTE 14 - OTHER OPERATING EXPENSES

Other operating expenses for the nine and three months ended September 30, 2012 and 2011 are summarized below:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Professional fees	$953,967	$1,010,047	$282,601	$318,382
Telephone expenses	153,088	163,215	51,405	53,823
Office supplies, stationery, and printing	50,459	46,233	18,300	14,463
Insurance	305,910	273,421	105,218	84,962
Postage	6,627	8,151	1,586	2,787
Data processing	553,035	498,147	176,073	163,838
Advertising and marketing	115,637	408,450	74,639	18,206
FDIC Assessment	889,574	966,704	298,369	286,704
Other loan related expense	165,988	278,919	68,574	101,839
Other	303,861	279,660	117,356	97,317
Total	$3,498,146	$3,932,947	$1,194,121	$1,142,321

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

NOTE 16 — INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Potentially dilutive common share equivalents include common shares issuable upon the exercise of outstanding stock options and warrants.

Basic and diluted income (loss) per share is computed below for the nine and three months ended September 30, 2012 and 2011:

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic net income (loss) per share computation:
Net income (loss) available to common shareholders	$(2,974,419)	$(9,434,377)	$(2,608,128)	$1,414,710
Average common shares outstanding — basic	4,096,280	4,088,372	4,100,295	4,092,053
Basic net income (loss) per share	$(0.73)	$(2.31)	$(0.64)	$0.35

Diluted net income (loss) per share computation:
Net income (loss) available to common shareholders	$(2,974,419)	$(9,434,377)	$(2,608,128)	$1,414,710
Average common shares outstanding — basic	4,096,280	4,088,372	4,100,295	4,092,053
Incremental shares from assumed conversions:
Stock options	—	—	—	—
Average common shares outstanding — diluted	4,096,280	4,088,372	4,100,295	4,092,053
Diluted net income (loss) per share	$(0.73)	$(2.31)	$(0.64)	$0.35

For the period ended September 30, 2012 and September 30, 2011 there were no stock options that were anti-dilutive.  At September 30, 2012 and 2011, there were 571,821 warrant shares outstanding that were anti-dilutive.  Options and warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

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

Regulatory Actions

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at September 30, 2012 and December 31, 2011:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2012
Total capital (to risk-weighted assets)	$30,047,000	7.62%	$31,534,880	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	15,023,000	3.81%	15,767,440	4.00%	N/A	N/A
Tier 1 capital (to average assets)	15,023,000	2.83%	21,217,800	4.00%	N/A	N/A
December 31, 2011
Total capital (to risk-weighted assets)	$33,644,000	8.27%	$32,526,32	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	18,746,000	4.61%	16,263,16	4.00%	N/A	N/A
Tier 1 capital (to average assets)	18,746,000	3.50%	21,444,04	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2012 and December 31, 2011:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2012
Total capital (to risk-weighted assets)	$32,200,000	8.18%	$31,508,360	8.00%	$39,385,450	10.00%
Tier 1 capital (to risk-weighted assets)	27,236,000	6.92%	15,754,180	4.00%	23,631,270	6.00%
Tier 1 capital (to average assets)	27,236,000	5.15%	21,163,120	4.00%	26,453,900	5.00%
December 31, 2011
Total capital (to risk-weighted assets)	$33,992,000	8.37%	$32,500,210	8.00%	$40,625,270	10.00%
Tier 1 capital (to risk-weighted assets)	28,847,000	7.10%	16,250,110	4.00%	24,375,160	6.00%
Tier 1 capital (to average assets)	28,847,000	5.40%	21,371,760	4.00%	26,714,700	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $39,385,450 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $42,326,240 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of September 30, 2012, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 18 - UNUSED LINES OF CREDIT

As of September 30, 2012, the Bank had no unused lines of credit to purchase federal funds from unrelated banks.  A line of credit is available from the FHLB with a remaining credit availability of $44.4 million and an excess lendable collateral value of approximately $1.9 million at September 30, 2012.  In addition, we maintain a $161,000 line of credit with the Federal Reserve Bank.  This line of credit is secured by approximately $441,000 in bonds as of September 30, 2012.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. The company deferred its seventh dividend payment in May 2012.  The Treasury has appointed an observer to the Board.  As of September 30, 2012, the amount of cumulative unpaid dividends is $1,264,200.

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

NOTE 20 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At September 30, 2012, the Bank had $109,100 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2012.

Amount
Commitments to extend credit	$15,239,334
Standby letters of credit	359,296
Total	$15,598,630

NOTE 21 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $3,503 and $14,965 for the periods ended September 30, 2012 and 2011.  At September 30, 2012, the ESOP has an outstanding loan amounting to $1,275,000.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended September 30, 2012 and December 31, 2011:

	2012	2011
Balance, beginning of year	129,326	150,531
New share purchases	—	—
Shares released to participants	—	(5,587)
Shares allocated to participants	—	(15,618)
Balance, end of period	129,326	129,326

The aggregate fair value of the 129,326 unallocated shares was $49,791 based on the $0.385 closing price of our common stock on September 30, 2012. The aggregate fair value of the 129,326 unallocated shares was $10,346 based on the $0.08 closing price of our common stock on December 31, 2011.

NOTE 22 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $0 and $26,114 for the nine months ended September 30, 2012 and 2011, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the nine months ended September 30, 2012 or September 30, 2011.

NOTE 23 — TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (TDR’s) amounted to $26,795,520 at September 30, 2012.   The accruing TDR’s were $20,724,103 and the non-accruing TDR’s were $6,071,507 at September 30, 2012.  The troubled debt restructurings (TDR’s) amounted to $33,705,357 at December 31, 2011.   The accruing TDR’s were $23,771,374 and the non-accruing TDR’s were $9,933,983 at December 31, 2011.

The following chart represents the troubled debt restructurings incurred during the nine and three months ended September 30, 2012 and 2011:

		For the nine months ended
		September 30, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Residential Real Estate	8	$1,536,716	$1,495,804
Residential Real Estate Construction	3	335,413	335,413
Consumer	1	948,005	948,005
Commercial Real Estate	2	1,107,367	1,107,367
Totals	14	$3,927,501	$3,886,589

		For the nine months ended
		September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Residential Real Estate	11	$6,130,667	$3,788,596
Commercial Real Estate	11	24,978,810	24,322,409
Commercial & Industrial	1	246,216	246,216
Totals	23	$31,355,693	$28,357,221

		For the three months ended
		September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Residential Real Estate	3	$1,099,956	$1,099,898
Commercial Real Estate	7	18,121,335	18,121,335
Totals	10	$19,221,291	$19,221,233

During the nine months ended September 30, 2012, the Bank modified 14 loans that were considered to be troubled debt restructurings.   We extended the terms and lowered the interest rate for these 14 loans.  During the three months ended September 30, 2012, the Bank modified no loans that were considered to be troubled debt restructurings.  During the nine months ended September 30, 2011, the Bank modified 23 loans that were considered to be troubled debt restructurings.   We extended the terms for 23 of these loans and the interest rate was lowered for 11 of these loans.  During the three months ended September 30, 2011 the Bank modified 10 loans that were considered to be troubled debt restructurings.

		For the nine months ended
		Septemebr 30, 2012
	Number	Recorded
	of Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate	1	$293,200

		For the nine months ended
		September 30, 2011
	Number	Recorded
	of Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate	1	$441,000
Commercial Real Estate	1	254,441
Residential RE Construction	1	506,872
Commercial & Industrial	1	246,216

		For the three months ended
		September 30, 2011
	Number	Recorded
	of Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate	1	$441,000
Commercial Real Estate	1	254,441
Residential RE Construction	1	506,872
Commercial & Industrial	1	246,216

During the nine months ended September 30, 2012, one loan that had previously been restricted defaulted.  There were no loans that were determined to be troubled debt restructurings that subsequently defaulted during the three months ended September 30, 2012.  During the nine months ended September 30, 2011, four loans that had been previously been restructured, were in default all of which went into default in the third quarter.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2012 compared to December 31, 2011 and the results of operations for the nine and three months ended September 30, 2012 compared to the nine and three months ended September 30, 2011. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2011 Annual Report on Form 10-K.

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

•                  our ability to raise additional capital may be impaired if current levels of market volatility worsen;

•                  the results of our most recent external, independent review of our credit risk assets may not accurately predict the adverse effects on our financial condition if the economy were to deteriorate;

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

The following discussion describes our results of operations for the nine and three months ended September 30, 2012 as compared to the nine and three months ended September 30, 2011 and also analyzes our financial condition as of September 30, 2012 as compared to December 31, 2011.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2012.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than four years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

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

We have taken all actions necessary to date to comply with the requirements of both the FRB Agreement and the Consent Order.  All of the provisions, except for two have been completed.   These two are receiving constant attention.   Capital levels are below the thresholds of 10% for Total Risk-Based Capital and 8% for Tier 1 Leverage Capital.  Also, concentrations of credit are declining, but need to be further reduced.

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

Results of Operations

Income Statement Review

Summary

Nine months ended September 30, 2012 and 2011

Our net loss was approximately $2.3 million for the nine months ended September 30, 2012 compared to net loss of approximately $8.7 million for the same period in 2011. Net loss before income tax benefit was $2.3 million for the nine months ended September 30, 2012 compared to net loss before income tax benefit of $8.8 million for the nine months ended September 30, 2011.  The $6.5 million decrease in net loss before income tax benefit resulted primarily from decreases in our provision for loan losses of $7.3 million and noninterest expense of $1.4 million, and is offset by a decrease of $1.1 million in noninterest income and $1.1 million in net interest income before provision for loan losses.

Three months ended September 30, 2012 and 2011

Our net loss was approximately $2.4 million compared to net income of $1.7 million for the three months ended September 30, 2012 and 2011, respectively. Net loss before income tax benefit was $2.4 million compared to net income of $1.7 million for the three months ended September 30, 2012 and 2011, respectively.  The $4.0 million decrease in net income before income tax benefit resulted primarily from increases in our provisions for loan losses of $1.9 million and noninterest expense of $292,000 and decreases of $1.3 million in noninterest income and $536,000 in net interest income before provision for loan losses.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the nine months ended September 30, 2012, our loan portfolio decreased $29.5 million from the year-end balance. We anticipate a growth in loans will drive the growth in assets and the growth in net interest income over the next several quarters as we move back into normal loan production.  However, we do not expect to sustain the same growth rate in our loan portfolio as we have experienced in the past.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At September 30, 2012, loans represented 66.4% of total assets, while securities and federal funds sold represented 22.7% of total assets.  While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

At September 30, 2012, retail deposits represented $450.3 million, or 88.29% of total funding, which includes total deposits plus borrowings.  Borrowings represented $59.7 million, or 11.71% of total funding, and we had no wholesale deposits.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  Although we anticipate that our full service banking offices will assist us in meeting these objectives, we believe that the current deposit strategies and the opening of new offices had a dampening effect on earnings.  However, we believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income decreased $1.1 million as the result of a decline in loan revenue of $1.9 million partially offset by a decrease in funding costs of $719,000 and an increase in investment portfolio revenue of $37,000 as compared to the period ended September 30, 2011.  For the nine months ended September 30, 2012, average interest-bearing liabilities exceeded average interest-earning assets by $20.8 million compared to average interest-earning assets exceeding average interest-bearing liabilities by $10.2 million for the nine months ended September 30, 2011.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin decreased during the nine months ended September 30, 2012 when compared to the same period in 2011, as a result of the Bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the nine months ended September 30, 2012 and 2011 were 2.83% and 3.03%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the nine months ended September 30, 2012 and 2011.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Nine Months Ended September 30, 2012 and 2011

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the nine months ended September 30, 2012 and 2011, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$6,296	$21	0.45%	$2,341	$1	0.02%
Federal funds sold	29,370	61	0.28%	18,183	41	0.31%
Taxable investment securities	79,667	1,528	2.56%	60,841	1,512	3.32%
Non-taxable investment securities	—	—	—	—	—	0.00%
Loans receivable(2)	365,714	14,225	5.20%	415,902	16,080	5.17%
Total earning assets	481,047	15,835	4.40%	497,267	17,634	4.74%

Nonearning assets:
Cash and due from banks	2,481			3,010
Mortgages held for sale	297			227
Premises and equipment, net	21,973			22,488
Other assets	38,934			34,874
Allowance for loan losses	(8,460)			(11,230)
Total nonearning assets	55,225			49,369
Total assets	$536,272			$546,636

Interest-bearing liabilities:
Interest bearing transaction accounts	$33,474	182	0.73%	$25,420	139	0.73%
Savings & money market	105,345	529	0.67%	123,146	844	0.92%
Time deposits less than $100,000	113,289	1,267	1.49%	111,891	1,517	1.81%
Time deposits greater than $100,000	180,045	1,978	1.47%	178,994	2,057	1.54%
Securities sold under repurchase agreement	19,642	626	4.26%	20,009	763	5.10%
Advances from FHLB	34,000	457	1.80%	31,949	442	1.85%
Junior subordinated debentures	14,434	560	5.18%	14,434	549	5.08%
ESOP borrowings	1,374	47	4.58%	1,574	54	4.56%
Federal funds purchased	200	—	0.01%	12	—	0.02%
Total interest-bearing liabilities	501,803	5,646	1.50%	507,429	6,365	1.72%

Noninterest-bearing liabilities:
Demand deposits	14,990			14,994
Other liabilities	5,526			4,775
Shareholders’ equity	13,953			19,438

Total liabilities and shareholders’ equity	$536,272			$546,636
Net interest income		$10,189			$11,269
Net interest spread			2.89%			3.06%
Net interest margin			2.83%			3.03%

(1)          Annualized for the nine month period.

(2)          Includes nonaccruing loans

During the nine months ended September 30, 2012, the net interest spread and net interest margin decreased in comparison to the previous period in 2011.  Our net interest spread was 2.89% and 3.06% for the nine months ended September 30, 2012 and 2011, respectively. Our net interest margin for the nine months ended September 30, 2012 was 2.83%, compared to 3.03% for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, interest-earning assets averaged $481.0 million, compared to $497.3 million in the same quarter of 2011.  During the same periods, average interest-bearing liabilities were $501.8 million and $507.4 million, respectively.

Interest income for the nine months ended September 30, 2012 was $15.8 million, consisting of $14.2 million on loans, $1.5 million on investments, and $82,000 on federal funds sold and interest bearing balances.  Interest income for the nine months ended September 30, 2011 was $17.6 million, consisting of $16.1 million on loans, $1.5 million on investments, and $42,000 on federal funds sold and interest bearing balances. Interest and fees on loans represented 89.8% and 91.2 % of total interest income for the nine months ended September 30, 2012 and 2011, respectively. Income from investments, federal funds sold and interest bearing balances represented 10.2% and 8.8% of total interest income for the nine months ended September 30, 2012 and 2011, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 76.0% and 83.6% of average interest-earning assets for the nine months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012, average earning assets were lower by $16.2 million than for the same period in 2011.

Interest expense for the nine months ended September 30, 2012 was $5.6 million, consisting of $4.0 million related to deposits, $626,000 related to securities sold under a repurchase agreement, $560,000 related to junior subordinated debentures, $457,000 related to advances from the FHLB and $47,000 related to other borrowings and federal funds purchased.  Interest expense for the nine months ended September 30, 2011 was $6.4 million, consisting of $4.6 million related to deposits, $763,000 related to securities sold under a repurchase agreement, $549,000 related to junior subordinated debentures, $442,000 related to advances from the FHLB and $54,000 related to other borrowings and federal funds purchased.  Interest expense on deposits for the nine months ended September 30, 2012 and 2011 represented 70.1% and 71.6% of total interest expense, respectively, while interest expense on borrowings represented 29.9% and 28.4%, respectively, of total interest expense.  During the nine months ended September 30, 2012, average interest-bearing liabilities were lower by $5.6 million than for the same period in 2011.

Net interest income, the largest component of our income, was $10.2 million and $11.3 million for the nine months ended September 30, 2012 and 2011, respectively.  The decrease of $1.1 million resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $1.8 million decrease in interest income and a $719,000 decrease in interest expense.

Three Months Ended September 30, 2012 and 2011

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended September 30, 2012 and 2011, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
	Average Balance	Income/ Expense	Yield/ Rate(3)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing cash balances	$9,418	$10	0.44%	$3,042	$—	0.03%
Federal funds sold	29,895	19	0.25%	17,313	13	0.29%
Taxable investment securities	80,043	514	2.55%	60,184	475	3.13%
Non-taxable investment securities	—	—	0.00%	—	—	0.00%
Loans receivable(4)	354,731	4,394	4.93%	400,675	5,162	5.11%
Total earning assets	474,087	4,937	4.14%	481,214	5,650	4.66%

Nonearning assets:
Cash and due from banks	2,611			2,934
Mortgages held for sale	168			210
Premises and equipment, net	21,770			22,376
Other assets	39,092			37,115
Allowance for loan losses	(6,818)			(10,676)
Total nonearning assets	56,823			51,959
Total assets	$530,910			$533,173

Interest-bearing liabilities:
Interest bearing transaction accounts	$40,012	73	0.73%	$23,319	42	0.72%
Savings & money market	100,893	160	0.63%	111,994	256	0.91%
Time deposits less than $100,000	110,755	392	1.41%	109,341	455	1.65%
Time deposits greater than $100,000	174,831	643	1.46%	183,884	672	1.45%
Securities sold under repurchase agreements	18,913	197	4.14%	20,000	215	4.26%
Advances from FHLB	34,000	154	1.80%	34,000	153	1.79%
Junior subordinated debentures	14,434	186	5.12%	14,434	186	5.10%
ESOP borrowings	1,323	15	4.58%	1,524	18	4.56%
Federal funds purchased	127	—	0.01%	—	—	0.00%
Total interest-bearing liabilities	495,288	1,820	1.46%	498,496	1,997	1.59%

Noninterest-bearing liabilities:
Demand deposits	15,927			13,642
Other liabilities	5,759			4,868
Shareholders’ equity	13,936			16,167

Total liabilities and shareholders’ equity	$530,910			$533,173
Net interest income		$3,117			$3,653
Net interest spread			2.68%			3.07%
Net interest margin			2.62%			3.01%

(1)          Annualized for the three month period.

(2)          Includes nonaccruing loans

During the three months ended September 30, 2012, the net interest spread and net interest margin decreased in comparison to the previous period in 2011.  Our net interest spread was 2.68% and 3.07% for the three months ended September 30, 2012 and 2011, respectively. Our net interest margin for the three months ended September 30, 2012 was 2.62%, compared to 3.01% for the three months ended September 30, 2011.  During the three months ended September 30, 2012, interest-earning assets averaged $474.1 million, compared to $481.2 million in the same quarter of 2011.  During the same periods, average interest-bearing liabilities were $495.3 million and $498.5 million, respectively.

Interest income for the three months ended September 30, 2012 was $4.9 million, consisting of $4.4 million on loans, $524,000 on investments and $19,000 on federal funds sold and interest bearing liabilities.  Interest income for the three months ended September 30, 2011 was $5.6 million consisting of $5.2 million on loans, $475,000 on investments and $13,000 on federal funds sold and interest bearing liabilities. Interest and fees on loans represented 89.0% and 91.4% of total interest income for the three months ended September 30, 2012 and 2011, respectively.  Income from investments, federal funds sold, and interest bearing balances represented 11.0% and 8.6% of total interest income for the three months ended September 30, 2012 and 2011, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 74.8% and 83.3% of average interest-earning assets for the three months ended September 30, 2012 and 2011, respectively.

Interest expense for the three months ended September 30, 2012 was $1.8 million, consisting of $1.3 million related to deposits, $197,000 related to securities sold under repurchase agreements, $186,000 related to junior subordinated debentures, $154,000 related to Federal Home Loan Bank (“FHLB”) advances, and $15,000 related to ESOP borrowings.  Interest expense for the three months ended September 30, 2011 was $2.0 million, consisting of $1.4 million related to deposits, $215,000 related to securities sold under repurchase agreements, $186,000 related to junior subordinated debentures, $153,000  related to Federal Home Loan Bank (“FHLB”) advances, and $18,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended September 30, 2012 and 2011 represented 69.7% and 71.4%, respectively, of total interest expense, while interest expense on other liabilities represented 30.3% and 28.6%, respectively, of total interest expense for the three months ended September 30, 2012 and 2011, respectively.

Net interest income, the largest component of our income, was $3.1 million and $3.7 million for the three months ended September 30, 2012 and 2011, respectively.  The decrease of $536,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $713,000 decrease in interest income and a $177,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Nine Months Ended September 30, 2012 vs. September 30, 2011				Nine Months Ended September 30, 2011 vs. September 30, 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(1,942)	$82	$5	$(1,855)	$(2,256)	$(88)	$11	$(2,333)
Taxable investment securities	468	(346)	(106)	16	(2,729)	(757)	455	(3,031)
Non-taxable investment securities	—	—	—	—	(38)	—	—	(38)
Federal funds sold	26	(4)	(2)	20	(13)	(6)	1	(18)
Interest bearing cash balances	—	8	13	21	—	(1)	—	(1)
Total interest income	(1,448)	(260)	(90)	(1,798)	(5,036)	(852)	467	(5,421)

Interest expense
Deposits	(76)	(539)	14	(601)	(1,336)	(1,399)	266	(2,469)
Junior subordinated debentures	—	10	1	11	—	2	—	2
Advances from FHLB	28	(12)	—	16	(390)	(375)	137	(628)
Securities sold under repurchase agreements	(14)	(126)	3	(137)	(249)	695	(287)	159
Federal funds purchased	1	—	(1)	—	—	—	—	—
ESOP borrowings	(7)	—	—	(7)	(10)	7	(1)	(4)
Other borrowings	—	—	—	—	—	—	—	—
Total interest expense	(68)	(667)	17	(718)	(1,985)	(1,070)	115	(2,940)

Net interest income	$(1,380)	$407	$(107)	$(1,080)	$(3,051)	$218	$352	$(2,481)

	Three Months Ended September 30, 2012 vs. September 30, 2011				Three Months Ended September 30, 2011 vs. September 30, 2010
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(590)	$(185)	$7	$(768)	$(809)	$(21)	$3	$(827)
Taxable investment securities	157	(87)	(31)	39	118	3	1	122
Non-taxable investment securities	—	—	—	—	—	—	—	—
Federal funds sold	9	(2)	(1)	6	(7)	(3)	1	(9)
Interest bearing cash balances	—	3	7	10	—	—	—	—
Total interest income	(424)	(271)	(18)	(713)	(698)	(21)	5	(714)

Interest expense
Deposits	(7)	(148)	(3)	(158)	(225)	(395)	44	(576)
Junior subordinated debentures	—	1	(1)	—	—	(4)	—	(4)
Advances from FHLB	—	1	—	1	204	(47)	(99)	58
Securities sold under repurchase agreements	(12)	(6)	—	(18)	—	24	—	24
ESOP borrowings	(2)	—	—	(2)	(3)	—	—	(3)
Total interest expense	(21)	(152)	(4)	(177)	(24)	(422)	(55)	(501)

Net interest income	$(403)	$(119)	$(14)	$(536)	$(674)	$401	$60	$(213)

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

Nine Months Ended September 30, 2012 and 2011

Included in the statement of operations for the nine months ended September 30, 2012 and 2011 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $2.8 million and $10.1 million, respectively.  The decrease in the allowance for the nine months ended September 30, 2012 relates to our decision to decrease the allowance in response to the improving credit environment as evidenced by the decreasing level of nonperforming assets.  The allowance for loan losses was approximately $8.1 million and $11.2 million as of September 30, 2012 and 2011, respectively. The allowance for loan losses as a percentage of gross loans was 2.31% at September 30, 2012 and 2.84% at September 30, 2011. At September 30, 2012, we had 100 nonperforming loans totaling approximately $48.4 million. Gross charge offs amounted to approximately $5.1 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Three Months Ended September 30, 2012 and 2011

Included in the statement of operations for the three months ended September 30, 2012 and 2011 is a noncash expense related to the provision for loan losses of $2.2 million and $300,000, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income during the nine and three months ended September 30, 2012 and 2011:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Service fees on deposit accounts	$38	$39	$12	$14
Residential mortgage origination income	147	114	47	32
Gain on sale of investment securities	271	1,209	—	1,209
Other service fees and commissions	308	415	99	120
Bank owned life insurance	361	405	114	132
Other	16	54	2	33
Total noninterest income (loss)	$1,141	$2,236	$274	$1,540

Nine Months Ended September 30, 2012 and 2011

Noninterest income for the nine months ended September 30, 2012 was $1.1 million a decrease of $1.1 million compared to noninterest income of during the same period in 2011.  The change was primarily attributable to gains on sales of investment securities of $271,000 versus $1.2 million for the same period ended September 30. 2011.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination income was $147,000 and $113,000 for the nine months ended September 30, 2012 and 2011, respectively.  The increase of $34,000 in 2012 related primarily to an increase in volume in the mortgage department during the first nine months of 2012.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Service fees on deposit accounts were $38,000 and $39,000 for the nine months ended September 30, 2012 and 2011, respectively. Other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions decreased $107,000 to $308,000 for the nine months ended September 30, 2012 when compared to the same period in 2011.

A decrease of $44,000 in bank owned life insurance income was primarily attributable to a decrease in the rates paid for the nine months ended September 30, 2012 when compared to the same period in 2011. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $16,000 and $54,000 for the nine months ended September 30, 2012 and 2011, respectively.

Three Months Ended September 30, 2012 and 2011

Noninterest income for the three months ended September 30, 2012 was $274,000 compared to $1.5 million during the same period in 2011.  The change was primarily attributable to gains on sales of investment securities of $0 versus $1.2 million for the same period ended September 30. 2011.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination income was $47,000 and $32,000 for the three months ended September 30, 2012 and 2011, respectively.  The increase of $15,000 related primarily to an increase in origination volume in the mortgage department during the second quarter of 2012.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $12,000 and $13,000 for the three months ended September 30, 2012 and 2011, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions decreased $21,000 to $99,000 for the three months ended September 30, 2012, when compared to the same period in 2011.

A decrease of $19,000 in bank owned life insurance income was primarily attributable to a decrease in the rates paid for the three months ended September 30, 2012 when compared to the same period in 2011. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $2,000 and $32,000 for the three months ended September 30, 2012 and 2011, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the nine and three months ended September 30, 2012 and 2011:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Salaries and benefits	$4,087	$4,522	$1,365	$1,324
Occupancy	1,185	1,207	400	405
Furniture and equipment expense	628	635	205	219
Other real estate owned expense	1,427	1,932	370	151
Professional fees	954	1,010	283	318
Advertising and marketing	116	409	75	18
Insurance	306	273	105	85
FDIC Assessment	890	967	298	287
Data processing and related costs	553	498	176	164
Telephone	153	163	51	54
Postage	7	8	2	3
Office supplies, stationery and printing	50	46	18	15
Other loan related expense	166	279	69	102
Other	303	280	117	97
Total noninterest expense	$10,825	$12,230	$3,534	$3,242

Nine Months Ended September 30, 2012 and 2011

We incurred noninterest expense of $10.8 million for the nine months ended September 30, 2012 compared to $12.2 million for the nine months ended September 30, 2011.  The $505,000 decrease in other real estate owned expense and the $435,000 decrease in salaries and employee benefits expense primarily accounted for the $1.4 million decrease in noninterest expense for the nine months ended September 30, 2012 compared to the same period in 2011. Of the $1.4 million expenses related to other real estate owned, $370,000 was related to the reduction in the carrying value of properties in other real estate owned. The remaining decrease resulted primarily from decreases of $293,000 in marketing costs, $77,000 in the FDIC assessment and $113,000 in other loan related expenses and an increase of $55,000 in data processing and related costs.

Salaries and employee benefits expense was $4.1 million for the nine months ended September 30, 2012 compared to $4.5 million for the nine months ended September 30, 2011.  These expenses represented 37.8% and 37.0% of our total noninterest expense for the nine months ended September 30, 2012 and 2011, respectively.  The $435,000 decrease in salaries and employees benefits expense in 2012 compared to 2011 resulted from decreases of $99,000 in benefits cost, $11,000 in ESOP compensation and a decrease of $325,000 in base compensation expense.

Data processing and related costs increased $55,000 for the nine months ended September 30, 2012 compared to the same period in 2011.  These expenses were $553,000 and $498,000 for the nine months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012, our data processing costs for our core processing system were $516,000 compared to $459,000 for the nine months ended September 30, 2011.

Three Months Ended September 30, 2012 and 2011

We incurred noninterest expense of approximately $3.5 million for the three months ended September 30, 2012 compared to $3.2 million for the three months ended September 30, 2011.  The $219,000 increase in other real estate owned expense and the $57,000 increase in marketing expenses primarily accounted for the increase in noninterest expense for the three months ended September 30, 2012 compared to the same period in 2011. The company had lower write-downs on other real estate due to improving property values as a result of the overall economy.  The remaining differences resulted from an increase of $41,000 in salaries and benefits that were offset by a decrease of $35,000 in professional fees and $33,000 in loan related costs.

Salaries and employee benefits expense was approximately $1.4 and $1.3 million for the three months ended September 30, 2012 and 2011, respectively.  These expenses represented 38.6% and 40.8% of our total noninterest expense for the three months ended September 30, 2012 and 2011, respectively.  The $41,000 increase in salaries and employee benefits expense primarily resulted from increases of $35,000 in other benefits costs and $6,000 in base compensation.

Data processing and related costs increased approximately $12,000 for the three months ended September 30, 2012 compared to the same period in 2011.  These expenses were $176,000 and $164,000 for the three months ended September 30, 2012 and 2011, respectively.  During the three months ended September 30, 2012, our data processing costs for our core processing system were $162,000 compared to $150,000 for the three months ended September 30, 2011.  This increase was due to the yearly cost escalator in our contract.

Income Tax Expense

Nine Months Ended September 30, 2012 and 2011

Our lack of income tax expense or benefit for September 30, 2012 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at September 30, 2012 will not be realized, and accordingly, has established a full valuation allowance.

Three Months Ended September 30, 2012 and 2011

Our lack of income tax expense or benefit for September 30, 2012 and 2011 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that is more likely than not that the deferred tax asset related to continuing operations at September 30, 2012 will not be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At September 30, 2012, we had total assets of $527.3 million, consisting principally of $342.0 million in net loans, $87.3 million in investment securities, $21.6 million in net premises, furniture and equipment, $29.8 million in federal funds sold and $5.2 million in cash and due from banks.  Our liabilities at September 30, 2012 totaled $515.7 million, consisting principally of $450.3 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $34.0 million in FHLB advances and $1.3 million in borrowings related to the ESOP.  At September 30, 2012, our shareholders’ equity was $11.6 million.

Federal Funds Sold

At September 30, 2012, our $29.8 million in short-term investments in federal funds sold on an overnight basis comprised 5.6% of total assets, compared to $39.6 million, or 7.4% of total assets, at December 31, 2011.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions.

Investments

At September 30, 2012, the $87.3 million in our available-for-sale investment securities portfolio represented approximately 16.6% of our total assets compared to $57.1 million, or 10.7% of total assets, at December 31, 2011.  At September 30, 2012, we held U.S. government agency securities, government sponsored enterprises and mortgage-backed securities with a fair value of $87.3 million and an amortized cost of $86.8 million for a net unrealized gain of $530,000. We utilize the investment portfolio to provide additional income and to provide liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Contractual maturities and yields on our investments at September 30, 2012 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	$—	—%	$38,994	2.81%	$38,994	2.81%
Mortgage-backed securities	—	—	—	—	—	—	48,332	1.84%	48,332	1.84%
Total	$—	—	$—	—	$—	—	$87,326	2.27%	$87,326	2.27%

At September 30, 2012, our investments included government sponsored enterprises, which consist of securities issued by the Federal Home Loan Mortgage Corporation with amortized costs of approximately $38.7 million.  Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $13.6 million, $22.5 million and $12.0 million, respectively.

Other nonmarketable equity securities at September 30, 2012 consisted of Federal Home Loan Bank stock with a cost of $2.4 million and other investments of approximately $55,000.

The amortized costs and the fair value of our investments at September 30, 2012 and December 31, 2011 are shown in the following table.

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$38,696	$38,994	$—	$—
Mortgage-backed securities	48,100	48,332	57,168	57,146
Total	$86,796	$87,326	$57,168	$57,146

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at September 30, 2012 and December 31, 2011 were $365.7 million and $409.2 million, respectively.  Gross loans outstanding at September 30, 2012 and December 31, 2011 were $350.1 million and $379.6 million, respectively.

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

The following table summarizes the composition of our loan portfolio at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$16,503	4.7%	$19,841	5.3%

Real Estate
Mortgage	263,832	75.4%	278,532	73.4%
Construction	66,801	19.1%	78,740	20.7%
Total real estate	330,633	94.5%	357,272	94.1%

Consumer
Consumer	3,108	0.9%	3,195	0.8%
Total Gross Loans	350,244	100.1%	380,308	100.2%
Deferred origination fees, net	(140)	(0.1)%	(665)	(0.2)%

Total gross loans, net of deferred fees	350,104	100.0%	379,643	100.0%
Less — allowance for loan losses	(8,081)		(10,320)
Total loans, net	$342,023		$369,323

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2012:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$9,750	$6,485	$268	$16,503
Real estate	87,445	200,296	42,892	330,633
Consumer	1,486	1,404	218	3,108
Deferred origination fees, net	(126)	(14)	—	(140)
Total gross loans, net of deferred fees	$98,555	$208,171	$43,378	$350,104

Gross loans maturing after one year with:
Fixed interest rates				$152,404
Floating interest rates				99,159
Total				$251,563

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

Our methodology for determining our historical loss ratio is to analyze the most recent losses because we believe this period encompasses the most appropriate time period.  In addition, we have moved to a fully migrated loss history for all loan pools and all risk grades as of the period ended June 30, 2012 and for the period ended September 30, 2012.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total factor.  The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

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

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2012 and 2011.

	2012	2011
	(dollars in thousands)
Balance, beginning of year	$10,320	$11,459
Charge offs, Commercial and Industrial	(141)	(642)
Charge offs, Real Estate Mortgage	(2,332)	(7,009)
Charge offs, Real Estate Construction	(2,382)	(3,153)
Charge offs, Consumer	(285)	(27)
Recoveries, Commercial and Industrial	15	10
Recoveries, Real Estate Mortgage	96	344
Recoveries, Real Estate Construction	22	196
Recoveries, Consumer	8	21
Provision for loan losses	2,760	10,050
Balance, end of period	$8,081	$11,249

Total loans outstanding at end of period	$350,104	$396,029
Allowance for loan losses to gross loans	2.31%	2.84%
Net charge-offs to average loans	1.37%	2.47%

Nonperforming Assets

The following table sets forth our nonperforming assets at September 30, 2012 and December 31, 2011:

	2012	2011
	(dollars in thousands)
Nonaccrual loans	$24,496	$34,292
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	23,987	27,036
Total impaired loans	48,483	61,328
Other real estate owned	20,477	18,906
Total nonperforming assets	$68,960	$80,234

Nonperforming assets to total assets	13.07%	15.02%

The Bank had 100 nonperforming loans at September 30, 2012, totaling $48.5 million and 117 nonperforming loans totaling $61.3 million at December 31, 2011, all of which were considered impaired.  Of the nonperforming loans at September 30, 2012, it is anticipated that 44 loans totaling approximately $12.7 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional seven loans totaling $4.1 million are expected to be paid down or paid in full and 49 loans totaling approximately $31.6 million are expected to move back into an accruing status.  At September 30, 2012 and December 31, 2011, the allowance for loan losses was $8.1 million and $10.3 million, respectively, or 2.31% and 2.72%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on continuing improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at September 30, 2012 are $10.8 million in residential properties, representing approximately 14.8% of the Bank’s nonperforming loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of September 30, 2012, we had 41 loans with a current principal balance of $11.5 million on the watch list compared to 46 loans with a current principal balance of $17.0 million at December 31, 2011.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as

“substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $5.2 million at September 30, 2012, compared to $8.8 million at December 31, 2011.  At September 30, 2012, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended September 30, 2012 and December 31, 2011, we received approximately $185,000 and $890,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status.  In addition, the Bank held approximately $20.5 million and $18.9 million in other real estate owned at the period ended September 30, 2012 and December 31, 2011, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  In the past, we have chosen to obtain a portion of certificates of deposits from outside of our market.  The deposits obtained outside of our market areas generally have lower rates and maturities than those being offered for similar deposit products in our local market.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  Our loan-to-deposit ratio was 77.7% and 85.2% at September 30, 2012 and December 31, 2011, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant the approval.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	September 30, 2012		December 31, 2011
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$14,990	—%	$14,942	—%
Interest bearing demand deposits	33,473	0.73%	24,843	0.73%
Savings and money market accounts money	105,345	0.67%	120,035	0.90%
Time deposits less than $100,000	113,289	1.49%	113,409	1.74%
Time deposits greater than $100,000	180,045	1.47%	178,970	1.53%
Total deposits	$447,142	1.22%	$452,199	1.32%

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Three months or less	$35,750	$16,880
Over three through nine months	47,071	73,104
Over nine though twelve months	10,629	35,748
Over twelve months	85,382	57,401
Total	$178,832	$183,133

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended September 30, 2012 and the year ended December 31, 2011, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the nine months ended September 30, 2012:
Securities sold under agreement to repurchase	$10,000	4.40%	$20,000	$18,913	4.14%
Advances from FHLB	34,000	1.80%	34,000	34,000	1.80%
Junior subordinated debentures	14,434	5.09%	14,434	14,434	5.12%
ESOP borrowings	1,275	4.50%	1,325	1,323	4.58%
Federal funds purchased	—	—%	—	200	0.01%

At or for the year ended December 31, 2011:
Securities sold under agreement to repurchase	$20,000	4.21%	$20,000	$20,012	4.89%
Advances from FHLB	34,000	1.76%	34,000	32,466	1.82%
Junior subordinated debentures	14,434	5.16%	14,434	14,434	5.09%
ESOP borrowings	1,425	4.50%	1,625	1,548	4.56%
Federal funds purchased	—	—%	—	231	0.02%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At September 30, 2012, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $44.4 million and an excess lendable collateral value of approximately $1.9 million.  We also have credit availability through the Federal Reserve Discount Window.   As of September 30, 2012, $161,000 was available, based on qualifying collateral.   The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $11.6 million at September 30, 2012 and $14.1 million at December 31, 2011.  The difference is attributable to the amount of preferred stock dividend accrued of $542,000, additional paid in capital related to the ESOP of $116,000, a decrease in unearned ESOP shares of $119,000, an increase of $331,000 in the fair value of available-for-sale securities and net of the loss of $2.3 million for the nine month period ended September 30, 2012.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	September 30, 2012	December 31, 2011
Return on average assets	(0.82)%	(1.67)%
Return on average equity	(31.61)%	(48.97)%
Equity to assets ratio	2.60%	3.42%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of September 30, 2012, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at September 30, 2012 and December 31, 2011.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

	September 30,	December 31,
Tidelands Bancshares, Inc.	2012	2011
Leverage ratio	2.83%	3.50%
Tier 1 risk-based capital ratio	3.81%	4.61%
Total risk-based capital ratio	7.62%	8.27%

The following table sets forth the Bank’s various capital ratios at September 30, 2012 and December 31, 2011.

	September 30,	December 31,
Tidelands Bank	2012	2011
Leverage ratio	5.15%	5.40%
Tier 1 risk-based capital ratio	6.92%	7.10%
Total risk-based capital ratio	8.18%	8.37%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2012, unfunded commitments to extend credit were $15.2 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2012, there were commitments totaling approximately $359,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 56.5% of our loans were variable rate loans at September 30, 2012 and 63.0% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the first three months of the year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2012 and December 31, 2011, our liquid assets, which consist of cash and due from banks, amounted to $35.0 million and $44.2 million, or 6.6% and 8.3% of total assets, respectively.  Our available-for-sale securities at September 30, 2012 and December 31, 2011 amounted to $87.3 million and $57.1 million, or 16.6% and 10.7% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $14.8 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At September 30, 2012, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $44.4 million and an excess lendable collateral value of approximately $1.9 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $161,000 secured by securities.

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

The following table sets forth information regarding our rate sensitivity, as of September 30, 2012, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)

Interest-earning assets:
Federal funds sold	$29,760	$—	$—	$—	$29,760
Investment securities	3,283	8,469	20,666	54,908	87,326
Loans	16,970	65,580	199,776	67,778	350,104
Total interest-earning assets	$50,013	$74,049	$220,442	$122,686	$467,190

Interest-bearing liabilities:
Money market and NOW	$94,790	$—	$—	$—	$94,790
Regular savings	48,274	—	—	—	48,274
Time deposits	53,986	107,846	127,279	2,721	291,832
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	—	10,000	—	10,000
Advances from Federal Home Loan Bank	—	25,000	—	9,000	34,000
ESOP borrowings	1,275	—	—	—	1,275
Total interest-bearing liabilities	$206,573	$132,846	$137,279	$17,907	$494,605

Period gap	$(156,560)	$(58,797)	$83,163	$104,779	$(27,415)
Cumulative gap	$(156,560)	$(215,357)	$(132,194)	$(27,415)	$(27,415)

Ratio of cumulative gap to total earning assets	(33.51)%	(46.10)%	(28.30)%	(5.87)%	(5.87)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Per the FRB Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments.  Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date.  Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for nine dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  The dividend payment that was deferred in May, 2012 was the seventh missed dividend payment.  Consequently, the Treasury has appointed an observer to the Board. At September 30, 2012, we had unpaid TARP preferred stock dividends in arrears of $1,485,941.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications.

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 6, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2012	By:	/s/ Thomas H. Lyles
Thomas H. Lyles
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2012	By:	/s/ John D. Dalton
John D. Dalton
Controller and Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 6, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.