Form 10-K
period 2012-12-31
TIDELANDS BANCSHARES INC
filed 2013-03-07
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of December 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,159,906 based upon the closing sales price of $0.31 per share as quoted by Pink OTC Markets’ inter-dealer services as an OTCQB security.

The number of shares outstanding of the issuer’s common stock, as of March 7, 2013 was 4,277,176.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III thereof.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

PART I

Item 1.  Business.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described below under Item 1A - “Risk Factors” and the following:

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

•                  our ability to complete the sale of our loans held for sale, specifically at values equal or above the currently recorded loan balances which would not result in additional write-down’s;

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

General Overview

We are a South Carolina corporation organized in 2002 to serve as the holding company for Tidelands Bank (the “Bank”), a state-chartered banking association under the laws of South Carolina headquartered in Mount Pleasant, South Carolina.  We opened Tidelands Bank in October 2003 and operate seven full service banking offices located along the coast of South Carolina.  We are primarily engaged in the business of accepting demand, savings and time deposits insured by the FDIC and providing commercial, consumer and mortgage loans to the general public.  Since our inception, we have focused on serving the banking needs of professionals, entrepreneurs, small business owners and their family members in our South Carolina coastal markets.  As of December 31, 2012, we had total assets of $526.7 million, net loans of $333.0 million, deposits of $450.9 million and shareholders’ equity of $10.2 million.

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

The following table shows key demographic information about our market areas:

Tidelands Bank			Total Market Area
			Total					Projected Growth in
	As of December 31, 2012		Deposits in			Projected	Median	Median
Market	Retail	Net	Market	Deposit	2012	Population	Household	Household
Area(1)	Deposits	Loans	Area(2)	Growth(3)	Population(4)	Growth(5)	Income(4)	Income(5)
	($ in millions)
Charleston (4 branches)	$227.4	$253.5	$9.7B	9.4%	676,751	1.72%	$44,910	3.30%
Hilton Head (1 branch)	$83.7	$27.9	$3.4B	(3.9)%	189,493	2.09%	$51,129	1.64%
Myrtle Beach (2 branches)	$139.8	$51.6	$5.1B	(8.6)%	275,035	1.84%	$40,390	3.48%
Total	$450.9	$333.0

(1)      The Charleston market area is comprised of Charleston County, Dorchester County and Berkeley County; the Hilton Head market area is comprised of Beaufort County and Jasper County; and the Myrtle Beach market area is comprised of Horry County and Georgetown County.

(2)  Based on FDIC data as of June 30, 2012.

(3)  Based on FDIC data for the period June 30, 2007 through June 30, 2012.

(4)  As of 2012, per SNL Financial.

(5)  Projected for the period 2012-2016; per SNL Financial.

Declining real estate values and rising unemployment levels have strained most sectors of the economy over the last few years.  Although not immune from these economic realities, we believe that the Charleston economy remains diverse and well positioned for recovery.  According to the Charleston Metro Chamber of Commerce, each year more than four million people visit Charleston because of its world class shopping and dining and historical attractions.  For 19 consecutive years, readers of Condé Nast Traveler magazine honored Charleston as a Top 10 travel destination in the U.S. with the No. 1 slot.  This ranking maintains Charleston’s spot as a premier east coast destination.  Late in 2012, Conde Nast honored Charleston with the No. 1 slot as the top rated travel destination in the World.

Recent economic expansion in the manufacturing sector includes Boeing’s building a second final assembly plant for the new 787 Dreamliner.  The company began assembly in 2011 with the first production of 787’s occurring in 2012.  GE Aviation and the SKF Group, one of the world’s largest producers of jet engine bearings, recently opened a new facility in Charleston to manufacture and repair jets.

Charleston is also home to a number of academic institutions, including the Medical University of South Carolina, The Citadel, The College of Charleston, Charleston Southern University, Trident Technical College, and The Charleston School of Law.  Charleston also hosts military installations for the U.S. Navy, Marine Corps, U.S. Air Force, U.S. Army and U.S. Coast Guard.

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

The Myrtle Beach area, also known as South Carolina’s Grand Strand, is a 60-mile stretch of coastline extending from the South Carolina state line at Little River (Horry County) south to Pawleys Island (Georgetown County).  The Travel Channel has ranked the area as one of the nation’s top 10 vacation destinations.  In 2011, the Myrtle Beach Chamber of Commerce estimated that over 14.5 million people visited the area.  In 2012, trip advisor named Myrtle Beach as the No. 3 best beach in the U.S., and U.S. News and World Report honored Myrtle Beach as the sixth best family vacation spot.

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

We have assembled an experienced senior management team, combining extensive market knowledge with an energetic and entrepreneurial culture.  The members of our management team have close ties to, and are actively involved in, the communities where we operate, which is critical to our relationship banking focus.  We believe this experienced senior management team has implemented the necessary asset /liability processes to allow us to manage nonperforming assets while we continue to diversify our loan portfolio and increase retail deposits in our local markets.  As market conditions improve, we are also optimistic that we are well positioned to enhance our franchise and reinvigorate our earnings stream without needing to add additional executive positions.

We have established a community banking franchise consisting of seven full service banking offices in selected markets along the coast of South Carolina.  We have been careful to expand by opening new facilities only after we have identified an attractive market and hired experienced local bankers to manage our operations.  Six of our seven full service banking offices have opened since April 2007 and, as of December 31, 2012 these offices averaged approximately $61.4 million in retail deposits.  During the year ended December 31, 2012, we generated $76.6 million in local retail deposits through our branch network.

Our goal is to continue to reduce our dependence on wholesale deposits and increase retail deposits in our local markets to fund our future growth.  We eliminated our wholesale deposits as of August 2011.  Going forward, we believe retail deposit growth will be the primary component of our funding sources.  Our retail deposits increased to $450.9 million at December 31, 2012 from $445.5 million at December 31, 2011.  Retail deposits represented all of our total deposits at December 31, 2012.

We believe that our coastal markets need institutions that provide banking services to small businesses and local residents that the larger financial institutions are not well positioned to provide.  Population growth projections for our markets suggest that there is substantial opportunity to capture additional market share and enhance franchise value.

We believe our relationship banking model, management team and branch infrastructure has allowed us to weather this economic storm and positions us to take advantage of future market dislocation, consolidation and reduced competition for lending activities when the economy in our markets improves.

Lending Activities

General.  We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans.  Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas.  We have focused our lending activities primarily on the professional market, including doctors, dentists, small business owners and commercial real estate developers.  At December 31, 2012, we had total loans of $339.7 million, representing 72.5% of our total earning assets.  The average loan size was approximately $219,000.  As of December 31, 2012, we had 66 nonaccrual loans totaling approximately $23.1 million, or 6.8% of total loans.  The average size of our non-performing loans at December 31, 2012 was approximately $583,000.

At December 31, 2012, our loan portfolio and nonperforming assets was comprised of the following:

	Loans		Nonperforming Assets
	Balance December 31, 2012	% of Loans	Non- accrual Loans	Other Real Estate	Total Non-performing Assets
	(dollars in thousands)
Real estate mortgage	$257,472	75.8%	$12,268	$10,704	$22,972
Real estate construction	61,828	18.2%	9,387	11,767	21,154
Commercial and industrial	17,514	5.1%	1,419	176	1,595
Consumer	3,058	0.9%	44	—	44
	$339,872	100.0%	$23,118	$22,647	$45,765

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

As of December 31, 2012, loans secured by first or second mortgages on real estate comprised approximately $257.5 million, or 75.8%, of our loan portfolio.  These loans will generally fall into one of two categories: residential real estate loans or commercial real estate loans.

At December 31, 2012, our real estate mortgage loan portfolio and nonperforming assets were comprised of the following:

	Loans			Nonperforming Assets
	Balance December	% of Loan	% of Total	Non- accrual	Other Real	Total Non- performing
Real Estate Mortgage Loans	31, 2012	Category	Loans	Loans	Estate	Assets
	(dollars in thousands)
Residential Real Estate

Income Producing Properties	$28,002	10.9%	8.2%	$1,449	$2,771	$4,220
Owner-occupied
First Lien	49,721	19.3%	14.6%	3,060	1,749	4,809
Junior Lien	27,097	10.5%	8.0%	1,748	172	1,920
Speculative	2,391	0.9%	0.7%	101	1,671	1,772
Total Residential Real Estate	107,211	41.6%	31.5%	6,358	6,363	12,721

Commercial Real Estate
Income Producing Properties	66,580	25.9%	19.6%	2,696	3,473	6,169
Owner-occupied
First Lien	70,122	27.2%	20.6%	2,125	803	2,928
Junior Lien	2,431	1.0%	0.7%	—	—	—
Speculative	2,859	1.1%	0.9%	841	—	841
Multi-family	8,269	3.2%	2.5%	248	65	313
Total Commercial Real Estate	150,261	58.4%	44.3%	5,910	4,341	10,251
Total Real Estate Mortgage Loans	$257,472	100.0%	75.8%	$12,268	$10,704	$22,972

•                  Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit.  At December 31, 2012, residential real estate mortgage loans amounted to $107.2 million, or 31.5% of our loan portfolio.  Included in these loans were $76.8 million, or 71.7% of our residential real estate loan portfolio, in first and second mortgages on individuals’ homes, of which $27.1 million, or 25.3% of our residential real estate loan portfolio, was in home equity loans.  At December 31, 2012, non owner-occupied loans amounted to $30.4 million, or 28.3% of our residential real estate portfolio, of which $28 million, or 26.1% of our residential real estate portfolio, was in income producing properties.  At December 31, 2012, our residential real estate loan balances ranged up to $3.3 million, with an average loan balance of approximately $202,000.  At December 31, 2011, our residential real estate secured by first and second mortgages ranged up to approximately $3.3 million with an average balance of approximately $214,000.  At the inception of the loan, we generally limit the loan-to-value ratio on our residential real estate loans to 85%.  Our underwriting criteria for and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less, and we generally limit the extension of credit to less than 75% of the available equity of each property.

•                  Commercial Real Estate Loans. At December 31, 2012, commercial real estate mortgage loans amounted to $150.3 million, or approximately 44.3% of our loan portfolio.  Included in these loans was $72.6 million, or 48.3% of our commercial real estate loan portfolio, in first and second liens.  At December 31, 2012, non owner-occupied loans amounted to $77.6 million, or 51.7% of our commercial real estate portfolio, of which $66.6 million, or 44.3% of our commercial real estate portfolio, was in income producing properties.  At December 31, 2012, the outstanding balances on individual commercial real estate loans ranged up to $4.8 million with an average size of approximately $599,000.  At December 31, 2011, our commercial real estate loans secured by first and second mortgages ranged up to $4.8 million with an average balance of approximately $649,000.  These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  We also generally require that a borrower’s cash flow exceeds 125% of monthly debt service obligations.  In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

Real Estate Construction Loans.  We offer fixed and adjustable rate residential and commercial construction loans to owners and to consumers who wish to build their own homes.  The term of our construction loans generally is limited to 18 months.  Construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property.  Specific risks include:

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

At December 31, 2012, our real estate construction loan portfolio and nonperforming assets were comprised of the following:

	Loans			Nonperforming Assets
	Balance December	% of Loan	% of Total	Non- accrual	Other Real	Total Non- performing
Real Estate Construction Loans	31, 2012	Category	Loans	Loans	Estate	Assets
	(dollars in thousands)
Residential
Land
R/E Vacant Land - Commercial	$6,243	10.1%	1.8%	$849	$2,628	$3,477
R/E Vacant Land - Consumer	84	0.1%	0.0%	—	—	—
R/E Lot Loan — Commercial	1,540	2.5%	0.5%	—	162	162
R/E Lot Loan — Consumer	762	1.2%	0.2%	—	—	0
Speculative	27,176	44.0%	8.0%	6,017	3,583	9,600
Total Land	35,805	57.9%	10.5%	6,866	6,373	13,239

Construction
Owner-occupied
R/E Pre-sold - Commercial	—	—	0.0%	—	—	—
R/E Res — Consumer	2,966	4.8%	0.9%	149	—	149
Speculative
R/E Speculative - Commercial	817	1.3%	0.2%	—	—	—
R/E Speculative - Consumer	240	0.4%	0.1%	—	—	—
Total Construction	4,023	6.5%	1.2%	149	—	149
Total R/E Residential Construction	39,828	64.4%	11.7%	7,015	6,373	13,388

Commercial
Land
Vacant Land	271	0.4%	0.1%		451	451
Speculative	18,643	30.2%	5.5%	2,372	4,608	6,980
Construction
Owner-occupied	2,894	4.7%	0.8%	—	335	335
Speculative	192	0.3%	0.1%	—	—	—
Total R/E Commercial Construction	22,000	35.6%	6.5%	2,372	5,394	7,766
Total Real Estate Construction	$61,828	100.0%	18.2%	$9,387	$11,767	$21,154

Residential land loans are made to both commercial entities and consumer borrowers for the purpose of financing land upon which to build a residential home or owner occupied offices.  At December 31, 2012, total real estate construction loans ranged up to $2.5 million, with an average balance of approximately $230,000.

Residential land loans are reclassified as residential construction loans once construction of the residential home commences.  These loans are further categorized as (i) pre-sold commercial, which is a loan to a commercial entity with a pre-identified buyer for the finished home, (ii) owner-occupied consumer, which is a loan to an individual who intends to occupy the finished home and (iii) non owner-occupied commercial (speculative), which is a loan to a commercial entity intending to lease or sell the finished home.  At December 31, 2012, residential construction loans ranged up to $2.5 million with an average balance of approximately $185,000.

Commercial land loans are made to commercial entities for the purpose of financing land upon which to build a commercial project.  These loans are for projects that typically involve small and medium sized single and multi-use commercial buildings..

Commercial construction loans are made to the borrower for the purpose of financing the construction of a commercial development.  These loans are further categorized depending on whether the borrower intends to occupy the finished development (owner-occupied) or whether the borrower intends to lease or sell the finished development (non owner-occupied).  At December 31, 2012, these loans ranged up to $2.2 million, with an average balance of approximately $400,000.

Commercial and Industrial Loans.  At December 31, 2012, these loans amounted to $17.5 million, or 5.2% of our total loan portfolio.  At December 31, 2012, outstanding balances on these loans ranged up to $941,000 with an average loan balance of approximately $68,000.  We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas.  These loans are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and SBA’s 504 programs.  These loans typically are partially guaranteed by the government, which helps to reduce their risk.  Government guarantees of SBA loans do not exceed, and are generally less than, 80% of the loan.  As of December 31, 2012, we had not originated any small business loans utilizing government enhancements.

Consumer Loans.  At December 31, 2012, consumer loans amounted to $3.1 million, or 0.9% of our loan portfolio.  At December 31, 2012, the outstanding balance on our individual consumer loans ranged up to approximately $339,000, with an average loan balance of approximately $12,000.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and the availability and value of collateral.  Consumer rates are both fixed and variable, with negotiable terms.  Our installment loans typically amortize over periods up to 60 months.  Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Loan Portfolio Composition.  We provide loans for various uses, including commercial and residential real estate, business purposes, personal use, home improvement, automobiles, as well as letters of credit and home equity lines of credit.  Historically, we have had a concentration of commercial real estate and acquisition, development and construction loans.  Our strategy going forward is to diversify our loan portfolio by focusing on increases in our owner-occupied lending.  We will also strive to continue to limit the amount of our loans to any single customer.  At December 31, 2012, we had approximately 1,551 loans, with an average loan balance of approximately $340,000.  As of December 31, 2012, our 10 largest customer loan relationships represented approximately $55.6 million, or 16.4% of our loan portfolio.  We believe that operating in three separate and distinct market areas along the South Carolina coast will provide long-term loan portfolio diversification.  At December 31, 2012, our loan portfolio was positioned within our major markets as follows: Charleston – 76.1%; Myrtle Beach – 15.5%; Hilton Head – 8.4%.  We believe that the diversity of economic activity in our primary markets will tend to mitigate economic volatility, which, together with the variety of purposes for which we make loans, will reduce our risks of loss.

Underwriting.  When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our veteran bankers’ intimate knowledge of our markets.  We have a disciplined approach to underwriting and focus on multiple sources of repayment, including personal guarantees.  Our underwriting standards vary for each type of loan.  While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are permitted to hold loans that exceed supervisory guidelines up to 100% of bank capital, or $31.5 million at December 31, 2012.   As such, $110.8 million, or 32.6%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 162 loans totaling approximately $73.0 million as of the dates of renewal had loan-to-value ratios of 100% or more.  In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of capital.  At December 31, 2012, $69.9 million of our commercial loans, or 222.2% of the Bank’s capital, exceeded the supervisory loan-to-value ratio.  The exceptions are approved based on a combination of debt service ability, liquidity and overall balance sheet strength of the borrower.

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by an officer with a higher lending authority.  Between the Chief Executive Officer, Senior Credit Officer and Chief Credit Officer, any two may combine their authority to approve credits up to $1.5 million.  If the loans exceed $1.5 million, then a loan committee comprised of the CEO and four outside directors may approve the loans up to 10% of the Bank’s capital and surplus.  All loans in excess of this lending limit will be submitted for approval to the entire board of directors of the Bank.  We do not make any loans to any director, executive officer, or principal shareholder, and the related interests of each, of the Bank unless the loan is approved by the disinterested members of the board of directors of the Bank and is on terms not more favorable to such person than would be available to a similarly situated person not affiliated with the Bank.

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

We believe that our robust credit administration and risk management programs that we implemented at the portfolio level have allowed us to identify problem areas and respond quickly, decisively, and aggressively.  In response to the deteriorating economic conditions, we took several steps during the first quarter of 2009 to improve credit administration.  We designated a special assets officer to manage problem loans, and initiated quarterly criticized/classified asset meetings between executive management and all lending officers.  At the quarterly criticized/classified asset meetings, specific action plans are discussed with respect to each loan rated “special mention” or worse.  We have also aggressively pursued updated appraisals.

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus.  This limit will increase or decrease as the Bank’s capital increases or decreases.  Based upon the capitalization of the Bank at December 31, 2012, our legal lending limit was approximately $5.0 million.  We maintained an internal lending limit of $5.2 million.  Historically, we have been able to sell participations in our larger loans to other financial institutions, which has allowed us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.  We expect to sell participations only on a limited basis going forward.

Deposit Products

We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas.  In addition, we offer certain retirement account services, such as IRAs.  We solicit accounts from individuals, businesses, associations, organizations and governmental authorities.  We believe that our branch infrastructure will assist us in obtaining retail deposits from local customers in the future.  Our total deposits and retail deposits increased by $5.4 million from $445.5 million at December 31, 2011 to $450.9 million at December 31, 2012 as we eliminated our use of wholesale funding.  Our retail deposits at December 31, 2012 and December 31, 2011, respectively, were all of our total deposits.

The following table shows our deposit mix at December 31, 2012 and December 31, 2011:

	At December 31, 2012		At December 31, 2011		Year-Over-Year Change		Average Rate for 2012
Retail Deposits	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage	Percentage
	(dollars in thousands)
Noninterest bearing demand deposits	$18,194	4.0%	$12,283	2.8%	$5,911	48.1%	—%
Interest bearing demand deposits	50,524	11.2%	23,492	5.2%	27,032	115.1%	0.73%
Savings and money market accounts	102,735	22.8%	111,284	25.0%	(8,549)	(7.7)%	0.66%
Time deposits less than $100,000	110,056	24.4%	115,322	25.9%	(5,266)	(4.6)%	1.46%
Time deposits greater than $100,000	169,385	37.6%	183,133	41.1%	(13,748)	(7.5)%	1.46%
Total Retail Deposits	450,894	100.0%	445,514	100.0%	5,380	1.2%	1.21%
Total Wholesale Deposits	—	—%	—	—%	—	—%	—%
Total Deposits	$450,894	100.0%	$445,514	100.0%	$5,380	1.2%	1.21%

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

As of June 30, 2012, there were 30 financial institutions other than us in the Charleston market area, 23 in the Myrtle Beach market area and 22 in the Hilton Head market area.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, Wells Fargo and South Carolina Bank & Trust.  These institutions offer some services, such as extensive and established branch networks and trust services, which we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2012, we had 75 full-time employees and 3 part-time employees.

SUPERVISION AND REGULATION

Both Tidelands Bancshares, Inc. and Tidelands Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control or new federal or state legislation may have on our business and earnings in the future.

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

On December 28, 2010, the Bank entered into a consent order (the “Consent Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina State Board of Financial Institutions (the “State Board”).  The Board of Directors and management of the Bank have been aggressively working to address all the requirements of the Consent Order.  For additional discussion of the Consent Order and our progress with respect to the same, please refer to the section entitled “Recent Regulatory Development” in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Tidelands Bancshares, Inc.

The Company owns 100% of the outstanding capital stock of the Bank, and therefore we are required to be registered as a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder.  As a bank holding company located in South Carolina, the South Carolina State Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

Permitted Activities.  Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities, banking or managing or controlling banks, furnishing services to or performing services for our subsidiaries, or any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company controls 25% or more of any class of our voting securities.  A rebuttable presumption of control arises under the Change in Bank Control Act if a person or company controls 10% or more (but less than 25%) of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. We are an insured depository institution within the meaning of the Change in Bank Control Act and our common stock is registered under Section 12 of the Securities Exchange Act of 1934.  Accordingly, control is also presumed to exist, subject to rebuttal, if a person or company controls 10% or more of any class of our voting securities.  Finally, under the Federal Reserve’s current policy guidelines, control is also presumed to exist for purposes of the Bank Holding Company Act, subject to rebuttal, if an investor controls one-third or more of our total equity (including any nonvoting equity held by the investor) or controls 15% or more of any class of our voting securities.

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

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the State Board.  We are not required to obtain the approval of the State Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the State Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Tidelands Bank

The Bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the State Board and the FDIC.  Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each non-retirement depositor (though December 31, 2013) and $250,000 for certain retirement-account depositors.

The State Board and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

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

The State Board requires the Bank to maintain specified capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  The State Board also requires the Bank to prepare quarterly reports on the Bank’s financial condition in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, and asset quality.

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

As of December 31, 2012, the Bank was deemed to be “adequately capitalized.”  As further described below, the Consent Order, among other things, requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days from the effective date of the Consent Order. As of December 31, 2012, the Bank was not considered to be in compliance with the minimum capital requirements established in the Consent Order.

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

Payment of Dividends.  A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board, provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination.  The Bank must obtain approval from the State Board prior to the payment of any other cash dividends.  In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.  In addition, the Consent Order prohibits the Bank from declaring or paying any dividends or making any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.

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

Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2011 through and including 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We did not request exemption from the prepayment requirement.  During 2012, we expensed $1.2 million in deposit insurance.

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

As noted above, the Bank executed a Consent Order with the FDIC and the State Board.  The Consent Order requires the Bank to, among other things, implement a plan to achieve and maintain minimum capital requirements.  The condition of our loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete our capital and other financial resources.  Should we fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer a continued deterioration in our financial condition, we may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.  If these events occur, we probably would suffer a complete loss of the value of our ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC.  Federal conservatorship or receivership would also result in a complete loss of your investment.

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

As of December 31, 2012, approximately 75.8% of our loans were secured by real estate mortgages.  The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A further weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability, asset quality and ultimately our capital levels.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder’s equity could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction lending.

Commercial real estate, commercial and industrial and construction lending usually involve higher credit risks than that of single-family residential lending.  As of December 31, 2012, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate – 44.3%, commercial and industrial - 5.2%, residential construction – 11.7%, and commercial construction – 6.5%.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers.  These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

As of December 31, 2012, our outstanding commercial real estate loans were equal to 456% of our total capital.  The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.  As of December 31, 2012, we had 66 loans on nonaccrual status totaling approximately $23.1 million, and our allowance for loan loss was $6.7 million.  For the year ended December 31, 2012, we recorded $3.0 million as a provision for loan losses, compared to $10.6 million in 2011. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP.  In addition, the American Recovery and Reinvestment Act of 2009 (the

“ARRA”) was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.

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

Our common stock is currently quoted by the Pink OTC Markets’ inter-dealer quotation service as an OTCQB security.  Trading of securities on the Pink OTC market is generally limited and is effected on a less regular basis than other exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited.  Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our stock.  If an active public trading market cannot be sustained, the trading price of our common stock could be adversely affected and your ability to transfer your shares of our common stock may be limited.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Pursuant to the Consent Order, the Bank is required to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days.  As of December 31, 2012, the Bank is not in compliance with the capital requirements established in the Consent Order. We may at some point need to raise additional capital to comply with the Consent Order, support our operations, and protect against any further deterioration in our loan portfolio.  In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so.  We may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

As of December 31, 2012, approximately $76.5 million of our loans, or 242.9% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 162 loans totaling approximately $73.0 million had loan-to-value ratios of 100% or more.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of a bank’s capital.  At December 31, 2012, $51.9 million of our commercial loans, or 165.0% of our bank’s capital, exceeded the supervisory loan to value ratio.  As of December 31, 2012, approximately 12.7% of the loans in our portfolio included collateral exceptions to our loan policies, which exceeds the 10% suggested by regulatory guidance.  As a result of these exceptions, those loans may have a higher risk of loss than the other loans in our portfolio that fully comply with our loan policies.  In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.  Although we have taken steps to reduce the number of exceptions in our loan portfolio, we may not be successful in reducing the number of exceptions in our loan portfolio.

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

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008.  Rates remained steady for 2012.  On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates.  Approximately 42.9% of our loans were variable rate loans at December 31, 2012. The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates. However the interest that we earn on our assets may not change in the same amount or at the same rates as the interest rates we must pay on our sources of funds.  Accordingly, increases in interest rates may reduce our net interest income due to increasing costs of funds.  In addition, an increase in interest rates may decrease the demand for loans.  Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

Increased nonperforming loans and the decrease in interest rates reduced our net interest income during 2012 and could cause additional pressure on net interest income in future periods.  This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market areas.  Any significant reduction in our net interest income could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Higher FDIC Deposit Insurance premiums and assessments that we are required to pay could have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and through and including 2012 to re-capitalize the Deposit Insurance Fund, unless the FDIC exempted the institution from the prepayment requirement upon a determination that the prepayment would adversely affect the safety and soundness of the institution.  We did not request exemption from the prepayment requirement.  During 2012, we expensed $1.2 million in deposit insurance.

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

Traditionally, the primary sources of funds of our bank subsidiary have been customer deposits and loan repayments.  As of December 31, 2012, we had no brokered deposits.  Because of the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks. The Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are adequately capitalized, we are required to pledge additional collateral for FHLB advances.

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

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, Wells Fargo, and South Carolina Bank & Trust.  These institutions offer some services that we do not provide, such as extensive and established branch networks and trust services.  We also compete with local community banks in our market.  We may not be able to compete successfully with other financial institutions in our market, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We may not be able to compete with our larger competitors for larger customers because our lending limits are lower than theirs.

We are limited in the amount we can loan a single borrower by the amount of the Bank’s capital.  Our legal lending limit is 15% of the Bank’s capital and surplus, or $5.1 million at December 31, 2012.  Our internal lending limit was $5.1 million at December 31, 2012.  This is significantly less than the limit for our larger competitors and may affect our ability to seek relationships with larger businesses in our market areas.  We expect to sell participations only on a limited basis going forward.

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

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Our critical accounting policies, which we summarize in our Annual Report on Form 10-K for the year ended December 31, 2012, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures.  For example, material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

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

The ownership interest of the existing holders of our common stock will be diluted to the extent the CPP Warrant is exercised.  The shares of common stock underlying the warrant represent approximately 11.8% of the shares of our common stock outstanding as of March 7, 2013 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant will not be bound by this restriction.

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

Type of Office	Location	Year Opened	Total Retail Deposits as of December 31, 2012	Leased or Owned
Main Office	875 Lowcountry Boulevard in Mount Pleasant, South Carolina	2004	$78,532,001	Leased

Summerville Branch Office	1510 Trolley Road in Summerville, South Carolina	2007	$49,347,969	Owned

Myrtle Beach Branch Office	1312 Professional Drive in Myrtle Beach, South Carolina	2007	$73,725,536	Leased

Park West Branch Office - Mount Pleasant	1100 Park West Blvd. in Mount Pleasant, South Carolina	2007	$18,949,242	Owned

West Ashley Branch Office - Charleston	946 Orleans Road in Charleston, South Carolina	2007	$46,465,620	Leased

Bluffton Branch Office	52 Burnt Church Road in Bluffton, South Carolina	2008	$83,721,988	Leased

Murrells Inlet Branch Office	11915 Plaza Drive in Murrells Inlet, South Carolina	2008	$66,070,953	Leased

Operations Center	840 Lowcountry Boulevard in Mount Pleasant, South Carolina	2007	N/A	Owned

Executive Office Building	830 Lowcountry Boulevard in Mount Pleasant, South Carolina	2011	N/A	Owned

Okatie Crossing Branch Site	15 Baylor Brooke Drive in Bluffton, South Carolina	Construction Pending (1)	N/A	Owned

(1)         Construction of ATM to be completed in 2013.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In connection with our public offering in October 2006, our common stock was approved for listing on The NASDAQ Global Market under the symbol “TDBK.”  Prior to October 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “TDBK.OB.”  On June 16, 2011 we were delisted from the NASDAQ Global Market.  We are currently quoted by the Pink OTC markets’ inter-dealer quotation service as an OTCQB security under the symbol “TDBK.PS” As of December 31, 2012, we had approximately 457 shareholders of record.

The following table shows the reported high and low bid prices for shares of our common stock as reported by the Pink OTC markets’ inter-dealer quotation service for the periods indicated.

	High	Low
2012
Fourth Quarter	$0.66	$0.21
Third Quarter	0.47	0.28
Second Quarter	0.41	0.16
First Quarter	0.45	0.08

2011
Fourth Quarter	$0.28	$0.02
Third Quarter	0.28	0.12
Second Quarter	0.67	0.13
First Quarter	1.96	0.60

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

Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures.  As of December 31, 2012, we had approximately $14.4 million of junior subordinated debentures outstanding.  Beginning with the fourth quarter 2010 payment, we have elected to defer our payments on the junior subordinated debentures.  We have the right to defer payment of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters.  If we defer, or fail to make, interest payments on the junior subordinated debentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures.

Equity Compensation Plan Information

The following table sets forth the equity compensation plan information at December 31, 2012.  All stock option information has been adjusted to reflect all prior stock splits and dividends. As of December 31, 2012, all options that had been previously granted were voluntarily forfeited by each employee, officer and director grantee.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans approved by security holders (1)	—	—	782,007

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	782,007

(1)               The number of shares available for issuance under our 2004 Stock Incentive Plan automatically increases each time we issue additional shares of stock so that the total number of shares issuable under the plan at all times equal 20% of the then outstanding shares of stock.

Item 6.  Selected Financial Data.

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.  Our discussion and analysis for the years ended December 31, 2012 and 2011 is based on our audited financial statements for such periods.  The following discussion describes our results of operations for the year ended December 31, 2012 as compared to December 31, 2011, and also analyzes our financial condition as of December 31, 2012 as compared to December 31, 2011.

Overview

We were incorporated in January 2002 to organize and serve as the holding company for Tidelands Bank.  As of December 31, 2012, we had total assets of $526.7 million, loans of $339.7 million, deposits of $450.9 million, and shareholders’ equity of $10.2 million.

The following table sets forth selected measures of our financial performance for the periods indicated.

	For the Years Ended December 31,
	2012	2011
	(dollars in thousands)
Net loss available to common shareholders	$(4,112)	$(10,056)
Total assets	526,671	534,116
Total net loans	333,001	369,323
Total deposits	450,894	445,514
Shareholders’ equity	10,180	14,058

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provided unlimited deposit insurance coverage through December 31, 2011 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 15 to 25 basis points fee (annualized), according to the institution’s risk category on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place; and

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012.  Issuers electing to participate would pay a 75 basis point fee for the guarantee.  As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) described below, the voluntary TAGP program ended in December 31, 2010, and all institutions are required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012.  There will not be a separate assessment for this as there was for institutions participating in the TAGP program.

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

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2011 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF was

March 31, 2011.  We do not participate in the SBLF.

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

Although the TAGP expired on December 31, 2010, a provision of the Dodd-Frank Act required the FDIC to provide unlimited deposit insurance for all deposits in non-interest-bearing transaction accounts.  This deposit insurance mandate created by the Dodd-Frank Act took effect on December 31, 2010, and ended December 31, 2012.  The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP.  Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest-bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts or IOLTAs and will be funded through general FDIC assessments, not special assessments.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2012.

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

Pursuant to the FRB Agreement, the Company agreed to seek the prior written approval of the FRB before (i) declaring or paying any dividends, (ii) directly or indirectly taking dividends or any other form of payment representing a reduction in capital from the Bank, (iii) directly or indirectly making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (iv) directly or indirectly incurring, increasing or guaranteeing any debt, or (v) directly or indirectly purchasing or redeeming any shares of its stock.

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

•                  Adopt and implement, within 60 days from the effective date of the Consent Order, a written plan addressing liquidity, contingency funding, and asset /liability management.  This requirement has been completed by the Bank.

•                  Eliminate, within 30 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss,” and during the Consent Order, within 30 days of receipt of any Report of Examination, eliminate by collection, charge-off, or other proper entry, the remaining balance of any assets classified as “Loss” and 50% of those assets classified “Doubtful”.  This requirement has been completed by the Bank.  The Bank is in compliance with this continuing requirement.

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

We have taken all actions necessary to date to comply with the requirements of both the FRB Agreement and the Consent Order.  All of the provisions, except for two have been completed.   These two are expected to be in compliance or completed.  Capital levels are below the thresholds of 10% for Total Risk-Based Capital and 8% for Tier 1 Leverage Capital.  Credit concentrations within the portfolio continue to decrease, and we have met each quarterly threshold requirement on commercial real estate.

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

Results of Operations

Income Statement Review

Summary

Our net loss available to common shareholders was approximately $4.1 million for the year ended December 31, 2012, compared to a loss of $10.1 million for the year ended December 31, 2011. The pre-tax loss for the year ended December 31, 2012 was $3.2 million compared to $9.1 million for the year ended December 31, 2011. We recorded provisions for loan losses of $3.0 million and $10.6 million for the years ended December 31, 2012 and 2011, respectively. For 2012, there was no income tax expense or benefit.  For the year ended December 31, 2011, we recorded an income tax benefit of $48,692.

In comparing December 31, 2012 and 2011, net interest income before provision expense decreased $1.7 million, noninterest income decreased from $3.2 million for the year ended December 31, 2011 to $1.9 million for the year ended December 31, 2012 while noninterest expense decreased $1.4 million.  The decrease in noninterest income is primarily attributable to $1.1 million decrease in gains on sale of securities available for sale in 2012.     Noninterest expense decreased in 2012 primarily as a result of the $552,000 decrease in other real estate owned expenses.

Net Interest Income

During 2012, total assets were reduced by $7.4 million while loans have been reduced by $39.9 million and deposits increased by $5.4 million.  The corresponding levels of income and expense have been reduced accordingly.

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio has historically been the primary driver of the increase in net interest income. During the year ended December 31, 2012, our loan portfolio decreased $39.9 million.  We anticipate any growth in loans will drive the growth in assets and the growth in net interest income.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At December 31, 2012, loans represented 64.5% of total assets, while securities and federal funds sold represented 24.2% of total assets.  While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

At December 31, 2012, retail deposits represented $450.9 million, or 88.3% of total funding, which includes total deposits plus borrowings.  Borrowings represented $59.7 million, or 11.7% of total funding.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  We anticipate that our full service banking offices will assist us in meeting these objectives.  We believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income decreased $1.7 million as the result of a decrease in loan revenue of $2.8 million partially offset by a decrease in funding costs of $983,000 as compared to the prior period.  For the years ended December 31, 2012 and 2011, average interest-earning liabilities exceeded average interest-bearing assets by $21.2 million and $12.6 million, respectively.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin decreased to 2.74% during the year ended December 31, 2012, as a result of the Banks lower rate and volume of interest bearing assets.  Our net interest margin for the year ended December 31, 2011 was 3.00%.

Years Ended December 31, 2012 and 2011

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the two years ended December 31, 2012 and 2011, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Earning assets:
Interest bearing balances	$1,338	$43	3.21%	$2,266	$12	0.50%
Federal funds sold	34,928	77	0.22%	20,039	47	0.23%
Taxable investment securities	81,224	1,934	2.38%	61,863	1,871	3.02%
Non-taxable investment securities.	—	—		—	—
Loans receivable(1)	360,947	18,438	5.11%	409,196	21,220	5.19%
Total earning assets	478,437	20,493	4.28%	493,364	23,150	4.69%

Nonearning assets:
Cash and due from banks	2,598			3,329
Mortgage loans held for sale	270			346
Premises and equipment, net	21,878			22,795
Other assets	39,286			35,630
Allowance for loan losses	(8,238)			(11,165)
Total nonearning assets	55,794			50,935
Total assets	$534,231			$544,299

Interest-bearing liabilities:
Interest bearing transaction accounts	$36,465	266	0.73%	$24,843	182	0.73%
Savings & money market	104,527	694	0.66%	120,035	1,085	0.90%
Time deposits less than $100,000	113,058	1,647	1.46%	113,409	1,975	1.74%
Time deposits greater than $100,000	178,385	2,604	1.46%	178,970	2,735	1.53%
Securities sold under repurchase agreement	17,218	738	4.29%	20,012	977	4.89%
Advances from FHLB	34,000	610	1.80%	32,466	591	1.82%
Junior subordinated debentures	14,434	746	5.17%	14,434	734	5.09%
ESOP borrowings	1,347	62	4.60%	1,548	71	4.56%
Federal funds purchased	204	—	0.00%	231	—	0.02%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	499,638	7,367	1.47%	505,948	8,350	1.65%

Noninterest-bearing liabilities:
Demand deposits	15,586			14,942
Other liabilities	5,687			4,800
Shareholders’ equity	13,320			18,609

Total liabilities and shareholders’ equity	$534,231			$544,299
Net interest income		$13,126			$14,800
Net interest spread			2.81%			3.04%
Net interest margin			2.74%			3.00%

(1) Includes nonaccruing loans

Our net interest spread was 2.81% and 3.04% for the years ended December 31, 2012 and 2011, respectively.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

The net interest margin is calculated as net interest income divided by average interest-earning assets.  Our net interest margin for the years ended December 31, 2012 and 2011 was 2.74% and 3.00, respectively.  During 2012, interest-earning assets averaged $478.4 million, compared to $493.4 million in 2011.  During the same periods, average interest-bearing liabilities were $499.6 million and $505.9 million, respectively.

Net interest income, the largest component of our income, was $13.1 million and $14.8 million for the years ended December 31, 2012 and 2011, respectively.  The decrease in 2012 was as a result of a lower volume in interest earning assets.

The $1.7 million decrease in net interest income for the year ended December 31, 2012, compared to the same period in 2011, resulted from a $2.8 million decrease in loan revenue, partially offset by a $981,000 decrease in funding costs.

Interest income for the year ended December 31, 2012 was $20.5 million, consisting primarily of $18.4 million on loans, $1.9 million on investments and $77,000 on federal funds sold.  Interest income for the year ended December 31, 2011 was $23.2 million, consisting primarily of $21.2 million on loans, $1.9 million on investments and interest bearing balances, and $47,000 on federal funds sold.  Interest and fees on loans represented 90.0% and 91.7% of total interest income for the years ended December 31, 2012 and 2011, respectively.  Income from investments, federal funds sold and interest bearing balances represented 10.0% and 8.3%, of total interest income for the years ended December 31, 2012 and 2011, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 75.4% and 82.9% of average interest-earning assets for the years ended December 31, 2012 and 2011, respectively.

During 2012, we continued to shift our focus towards local retail deposits and away from deposits that are considered brokered funds.  In addition, under the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  Although local funds are more expensive than wholesale funds, the interest rate environment allowed us to reduce our dependence on wholesale funding and yet decrease our overall cost of funding by $981,000.  Interest expense for the year ended December 31, 2012 was approximately $7.4 million, consisting primarily of $5.2 million related to deposits, $611,000 related to FHLB advances, $738,000 related to securities sold under repurchase agreements, $746,000 related to junior subordinated debentures, $62,000 related to ESOP borrowings and $1,000 federal funds purchased and other borrowings.  Interest expense for the year ended December 31, 2011 was approximately $8.4 million, consisting primarily of $6.0 million related to deposits, $591,000 related to FHLB advances, $978,000 related to securities sold under repurchase agreements, $734,000 related to junior subordinated debentures, $71,000 related to ESOP borrowings and $1,000 federal funds purchased and other borrowings.  Interest expense on deposits for the years ended December 31, 2012 and 2011 represented 70.7% and 71.6%, respectively, of total interest expense, while interest expense on borrowings represented 29.3% and 28.4% respectively, of total interest expense.  During the year ended December 31, 2012, average interest-bearing liabilities were lower by $6.2 million than for the same period in 2011, while other borrowings and federal funds purchased averaged $198,000 higher, FHLB advances averaged $1.5 million higher, ESOP borrowings averaged $202,000 lower and securities sold under repurchase agreement averaged $2.8 million lower than for the same period ended December 31, 2011.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended
	December 31, 2012 vs. December 31, 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(2,502)	$(317)	$37	$(2,782)
Taxable investment securities	585	(386)	(121)	78
Non-taxable investment securities	—	—	—	—
Federal funds sold	43	2	2	47
Interest bearing balances	—	—	—	—
Total interest income	(1,874)	(701)	(82)	(2,657)

Interest expense
Deposits	(68)	(702)	8	(762)
Junior subordinated debentures	—	11	—	11
Advances from FHLB	28	(8)	(1)	19
Securities sold under repurchase agreements	(137)	(120)	17	(240)
Federal funds purchased	2	—	(2)	—
ESOP borrowings	(9)	—	—	(9)
Other borrowings	—	—	—	—
Total interest expense	(184)	(819)	22	(981)

Net interest income	$(1,690)	$118	$(104)	$(1,676)

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

Included in the statement of operations for the years ended December 31, 2012 and 2011 is a noncash expense related to the provision for loan losses of approximately $3.0 million and $10.6 million, respectively.  The allowance for loan losses was approximately $6.7 million and $10.3 million, as of December 31, 2012 and 2011, respectively.  The allowance for loan losses as a percentage of gross loans was 1.98% at December 31, 2012 and 2.72% at December 31, 2011.  At December 31, 2012, we had 66 nonaccrual loans totaling approximately $23.1 million compared to 93 loans totaling $34.3 million at December 31, 2011.  For the year ended December 31, 2012, net charge offs totaled approximately $6.7 million compared to approximately $11.7 million for 2011.

Noninterest Income (Loss)

The following table sets forth information related to our noninterest income:

	Years Ended December 31,
	2012	2011
	(in thousands)
Service fees on deposit accounts	$50	$52
Residential mortgage origination fees	228	145
Origination income on mortgage loans sold	10	16
Gain on sale of investment securities	702	1,845
Other service fees and commissions	440	544
Bank owned life insurance	474	533
Other	19	56
Total noninterest income (loss)	$1,923	$3,191

Noninterest income for the year ended December 31, 2012 was approximately $1.9 million, a decrease of $1.3 million, compared to noninterest income of $3.2 million during the same period in 2011.  The decrease was attributable to lower gain on sale of investment securities of $1.1 million.

Residential mortgage origination fees consist primarily of mortgage origination fees we receive on residential loans funded and closed by a third party.  Residential mortgage origination fees were $228,000 and $145,000 for the years ended December 31, 2012 and 2011, respectively.  The increase of $83,000 in 2012 related primarily to an increase in volume in the mortgage department.  Origination income on mortgage loans sold includes the interest income collected on mortgage payments prior to selling these loans to investors.  We received $10,000 of origination income on mortgage loans sold in 2012, compared to $16,000 in 2011.  We anticipate that the level of mortgage origination fees will remain consistent.  Further, changes in state law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $50,000 and $52,000 for the years ended December 31, 2012 and 2011, respectively.  Other service fees, commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions were $440,000 and $544,000 for the years ended December 31, 2012 and 2011, respectively.

We also earned $474,000 and $533,000 in noninterest income received from bank owned life insurance for the years ended December 31, 2012 and 2011, respectively.  Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers.  Other income was $19,000 and $56,000 for the years ended December 31, 2012 and 2011, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense.

	Years Ended December 31,
	2012	2011
	(in thousands)
Salaries and benefits	$5,552	$5,815
Occupancy	1,583	1,617
Furniture and equipment expense	831	856
Other real estate owned expense	2,402	2,954
Professional fees	1,332	1,387
Advertising and marketing	202	483
Insurance	409	374
FDIC assessment	1,195	1,338
Data processing and related costs	731	682
Telephone	205	215
Postage	8	11
Office supplies, stationery and printing	74	59
Other loan related expense	242	372
Other	409	370
Total noninterest expense	$15,175	$16,533

We incurred noninterest expense of $15.2 million for the year ended December 31, 2012, compared to $16.5 million for the year ended December 31, 2011.  For the year ended December 31, 2012, the $263,000 decrease in salaries and benefits, the $552,000 decrease in other real estate owned expenses and $281,000 decrease in advertising and marketing fees primarily accounted for the decrease in noninterest expense compared to the same period in 2011.  For the year ended December 31, 2012, the remaining differences resulted primarily from increases of $39,000 in other expense, $49,000 in data processing and $35,000 in insurance expense, offset by a decrease of, $143,000 in FDIC assessment, $55,000 in professional fees, and $130,000 in other loan related expense.

Occupancy expenses were $1.6 million for each of the years ended December 31, 2012 and 2011.  In 2005, management committed to the expansion of the Bank’s branch network, including the construction of new facilities in the Charleston, Hilton Head and Myrtle Beach markets.  These branch locations provide increased visibility and new customer traffic to the Bank.  With these new customers, both loan and deposit accounts increase, and additional revenue is generated through interest income on loans and service charges on deposit accounts.

Salary and benefit expense was $5.6 million and $5.8 million for the years ended December 31, 2012 and 2011, respectively.  Salaries and benefits represented 36.6% and 35.2% our total noninterest expense for the years ended December 31, 2012 and 2011, respectively.

The $263,000 decrease in salaries and benefits expense in 2012 compared to 2011 resulted from decreases of $194,000 in base compensation due to certain executive officers leaving in early 2011 and by a decrease of $69,000 in other benefits cost.

Data processing and related costs were $731,000 and $682,000 for the years ended December 31, 2012 and 2011, respectively.  During the year ended December 31, 2012, our data processing costs for our core processing system were $679,000 compared to $631,000 for the year ended December 31, 2011.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

For the year ended December 31, 2012 and 2011, respectively there was no income tax expense or benefit, reflective of establishing a valuation allowance for deferred tax assets previously recorded. Management has determined that it is not more likely than not that the deferred tax asset related to continuing operations at December 31, 2012 will be realized, and accordingly, has established the valuation allowance.

Balance Sheet Review

General

At December 31, 2012, we had total assets of $526.7 million, consisting principally of $339.7 million in loans, $82.9 million in investment securities, $42.0 million in federal funds sold, $21.5 million in net premises, furniture and equipment, $15.4 million in bank owned life insurance, $22.6 million in other real estate owned and $3.4 million in cash and due from banks.  Our liabilities at December 31, 2012 totaled $516.5 million, consisting principally of $450.9 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $34.0 million in FHLB advances, and $1.2 million in borrowings related to the ESOP.  At December 31, 2012, our shareholders’ equity was $10.2 million.

Federal Funds Sold

At December 31, 2012, our $42.0 million in short-term investments in federal funds sold on an overnight basis comprised 8.0% of total assets, compared to $39.6 million, or 7.4% of total assets, at December 31, 2011.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions.

Investments

At December 31, 2012, the $82.9 million in our available for sale investment securities portfolio represented approximately 15.7% of our total assets, compared to $57.1 million, or 10.7% of total assets, at December 31, 2011.  We held U.S. government agency securities, securities of government sponsored enterprises, mortgage-backed securities with a fair value of $82.9 million and an amortized cost of $82.9 million representing a net unrealized loss of $14,000.  During 2012, we utilized the investment portfolio to provide additional income and to absorb liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

Contractual maturities and yields on our investments at December 31, 2012 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through ten years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Govt-sponsored ent.	$—	—%	$—	—%	$—	—%	$21,929	3.02%	$21,929	3.02%
CMO’s	$—	—%	$—	—%	$—	—%	29,424	(0.08)%	29,424	(0.08)%
Mort.-backed sec.	—	—%	—	—%	—	—%	31,577	1.54%	31,577	1.54%
Total	$—	—%	$—	—%	—	—%	$82,930	1.36%	$82,930	1.36%

At December 31, 2012, Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value and amortized cost of approximately $26.1 million, $19.7 million and $15.2 million, respectively.

Other nonmarketable equity securities at December 31, 2012 consisted of Federal Home Loan Bank stock with a cost of $2.4 million and other investments of approximately $55,000.

The amortized costs and the fair value of our investments at December 31, 2012, 2011 and 2010 are shown in the following table.

	December 31, 2012		December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
Government-sponsored enterprises	$21,895	$21,929	$—	$—	$2,001	$2,053
Mortgage-backed securities	61,048	61,001	57,168	57,146	56,364	55,903
Total	$82,943	$82.930	$57,168	$57,146	$58,365	$57,956

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, 2012 and 2011 were $360.9 million and $409.2 million, respectively.  Gross loans outstanding at December 31, 2012 and 2011 were $339.7 million and $379.6 million, respectively.

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

The following table summarizes the composition of our loan portfolio:

	2012		2011		2010		2009		2008
	(dollars in thousands)
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial and industrial	$17,514	5.1%	$19,841	5.3%	$23,255	5.3%	$26,687	5.5%	$27,443	6.0%

Real Estate
Mortgage	257,472	75.8%	278,532	73.4%	315,181	72.0%	335,831	69.2%	268,500	58.1%
Construction	61,828	18.2%	78,740	20.7%	96,001	21.9%	118,183	24.4%	161,298	34.9%
Total real estate	319,300	94.0%	357,272	94.1%	411,182	93.9%	454,014	93.6%	429,798	93.0%

Consumer
Consumer	3,058	0.9%	3,195	0.8%	3,775	0.9%	4,985	1.0%	4,936	1.1%
Total gross loans	339,872	100.0%	380,308	100.2%	438,212	100.1%	485,686	100.1%	461,177	100.1%
Deferred origination fees, net	(144)	(0.0)%	(665)	(0.2)%	(524)	(0.1)%	(648)	(0.1)%	(210)	(0.1)%

Total gross loans, net of deferred fees	339,728	100.0%	379,643	100.0%	437,688	100.0%	485,038	100.0%	461,967	100.0%
Less — allowance for loan losses	(6,727)		(10,320)		(11,459)		(10,048)		(7,635)
Total loans, net	$333,001		$369,323		$426,229		$474,990		$454,332

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.  The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2012:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$7,848	$9,466	$200	$17,514
Real estate	85,733	189,459	44,108	319,300
Consumer	886	2,065	107	3,058
Deferred origination fees, net	(130)	(14)	—	(144)
Total gross loans, net of deferred fees	$94,337	$200,976	$44 415	$339,728

Gross loans maturing after one year with:
Fixed interest rates				$150,047
Floating interest rates				95,344
Total				$245,391

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

After risk grading each loan, we then use fourteen qualitative factors to analyze the trends in the portfolio.  These fourteen factors include both internal and external factors.  The internal factors considered are the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current nonaccrual and problem loan trends, the quality of our loan review system, policy exceptions, value of underlying collateral and other factors which include insurance shortfalls, loan fraud and unpaid tax risk.  The external factors considered are regulatory and legal factors and the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources.  A quantitative value is assigned to current delinquency ratios and trends and the current nonaccrual and problem loan trends, which, when added together, creates a net qualitative weight.  The net qualitative weight is then added to the loss ratio.  Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio.  As a result, an increased loss ratio will result in a higher allowance for loan loss.  For example, as delinquency ratios and trends increase, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant).  Similarly, positive trends in the nonaccrual and problem loans trends, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant).  These factors are reviewed and updated by the Bank’s executive management on a quarterly basis to arrive at a consensus for our qualitative adjustments.

Our methodology for determining our historical loss ratio is to analyze the most recent losses because we believe this period encompasses the most appropriate time period.  In addition, we have moved to a fully migrated loss history for all loan pools and all risk grades as of the period ended

December 31, 2012.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total factor.  The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

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

The general reserve decreased during 2012 due to substantial  lowering of non-accruals,  charge-offs being reduced by almost 50% and substantially improving delinquency trends.  The improved charge-offs resulted in much lower historical loss ratios.   These lower loss ratios resulted in a reduced requirement for our general reserve during 2012.

The following table summarizes the activity related to our allowance for loan losses.

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balance, beginning of year	$10,320	$11,459	$10,048	$7,635	$4,158
Provision for loan losses	3,028	10,619	16,260	14,745	4,665
Charge offs, Commercial and Industrial	(199)	(804)	(498)	(1,519)	(313)
Charge offs, Real Estate Mortgage	(3,801)	(8,025)	(8,651)	(5,629)	(756)
Charge offs, Real Estate Construction	(2,571)	(3,637)	(5,699)	(5,104)	(73)
Charge offs, Consumer	(312)	(30)	(311)	(204)	(47)
Recoveries, Commercial and Industrial	16	11	36	12	1
Recoveries, Real Estate Mortgage	205	388	184	57	—
Recoveries, Real Estate Construction	29	316	86	53	—
Recoveries, Consumer	12	23	4	2	—
Balance, end of year	$6,727	$10,320	$11,459	$10,048	$7,635

Total loans outstanding at end of period	$339,728	$379,644	$437,688	$485,038	$461,967
Allowance for loan losses to gross loans	1.98%	2.72%	2.61%	2.07%	1.65%
Net charge-offs to average loans	1.83%	2.86%	3.17%	2.61%	0.27%

Nonperforming Assets

The following table sets forth our nonperforming assets.

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Nonaccrual loans	$23,118	$34,292	$35,556	$21,295	$11,482
Loans 90 days or more past due and still accruing interest	—	—	—	—	—
Loans restructured or otherwise impaired	33,471	27,036	—	—	—
Total impaired loans	56,589	61,328	35,556	21,295	11,482
Other real estate owned	22,647	18,906	11,906	6,865	1,801
Total nonperforming assets	$79,236	$80,234	$47,462	$28,160	$13,283

Nonperforming assets to total assets	15.32%	15.02%	8.31%	3.63%	1.86%

As an institution concentrating in real estate lending, the slow down in the residential and commercial real estate activities exacerbated the stress on the liquidity position of our borrowers.  The resulting lack of liquidity cushion manifested in our loans past due 30-89 days and non-performing assets. Consequently, we have experienced significant increases in loans on our watch list, past due loans, nonaccrual loans and other real estate owned over the last few years.

The Bank had 97 impaired loans at December 31, 2012 totaling $56.6 million and 117 impaired loans totaling $61.3 million at December 31, 2011.  Of the 97 impaired loans, it is anticipated that 49 loans totaling approximately $15.2 million will move to other real estate owned through foreclosure or through our acceptance of a deed in lieu of foreclosure.  An additional two loans amounting to approximately $3.8 million are expected to be paid in full, one loan totaling approximately $134,000 will be charged-off and 45 loans totaling approximately $37.4 million are expected to move back into an accruing status.  At December 31, 2012 and 2011, the allowance for loan losses was $6.7 million and $10.3 million, respectively, or 1.98% and 2.72%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.

Included in nonperforming loans at December 31, 2012 are $13.0 million in residential properties, representing approximately 23.0% of the Bank’s nonperforming loan total.  To determine current collateral values we obtain new appraisals on loan renewals and potential problem loans.  In the process of estimating collateral values for non-performing loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of December 31, 2012, we had 51 loans with a current principal balance of $25.0 million on the watch list, compared to 46 loans with a current principal balance of $17.0 million at December 31, 2011.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either move it to “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $6.6 million at December 31, 2012 as compared to $8.8 million at December 31, 2011.  Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned.  At December 31, 2012, there were no loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the years ended December 31, 2012 and 2011, we received approximately $480,000 and $890,000 respectively, in interest income in relation to loans that were on nonaccrual status at the respective year end prior to them being placed on nonaccrual status.  Foregone interest income related to loans on nonaccrual status was approximately $851,000 and $1.7 million during the years ended December 31, 2012 and 2011, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We no longer have any brokered or wholesale deposits.  Our loan-to-deposit ratio was 75.3% and 85.2% at December 31, 2012 and 2011, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2012, 2011 and 2010.

	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$15,586	—%	$14,942	—%	$14,988	—%
Interest bearing demand deposits	36,465	0.73%	24,843	0.73%	29,044	0.98%
Savings and money market accounts	104,527	0.66%	120,035	0.90%	193,512	1.36%
Time deposits less than $100,000	113,058	1.46%	113,409	1.74%	166,797	1.89%
Time deposits greater than $100,000	178,385	1.46%	178,970	1.53%	135,009	2.05%
Total deposits	$448,021	1.16%	$452,199	1.32%	$539,350	1.64%

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2012, 2011 and 2010.

	2012	2011	2010
	(in thousands)
Three months or less	$17,806	$16,880	$40,831
Over three through six months	36,099	73,104	54,009
Over six though twelve months	29,733	35,748	43,885
Over twelve months	85,747	57,401	37,568
Total	$169,385	$183.133	$176,293

The decrease in time deposits of $100,000 or more for the year ended December 31, 2012 compared to the same period in 2011 resulted from our decision to reduce internet deposits and to focus on checking deposit growth.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the years ended December 31, 2012 and 2011 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum
		Period	Month	Average
	Ending	End	End	for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the year ended December 31, 2012:
Securities sold under agreement to repurchase	$10,000	4.40%	$20,000	$17,218	4.29%
Advances from FHLB	34,000	1.76%	34,000	34,000	1.80%
Junior subordinated debentures	14,434	5.03%	14,434	14,434	5.17%
ESOP borrowings	1,225	4.50%	1,425	1,347	4.58%
Federal funds purchased	—	—%	—	203	0.01%

At or for the year ended December 31, 2011:
Securities sold under agreement to repurchase	$20,000	4.21%	$20,000	$20,012	4.89%
Advances from FHLB	34,000	1.76%	34,000	32,466	1.82%
Junior subordinated debentures	14,434	5.16%	14,434	14,434	5.09%
ESOP borrowings	1,425	4.50%	1,625	1,548	4.56%
Federal funds purchased	—	—%	—	231	0.02%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.  Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent Banks.  At December 31, 2012, we had $34.0 million in total advances and lines outstanding from the FHLB with a remaining credit availability of $44.9 million and an excess lendable collateral value of approximately $1.2 million.  We also have credit availability through the Federal Reserve Discount Window.   As of December 31, 2012, $161,000 was available based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $10.2 million at December 31, 2012 and $14.1 million at December 31, 2011.  The decrease is attributable to the net loss of $3.2 million for the year ended December 31, 2012, the preferred stock dividend declared of $722,000, additional paid in capital related to the ESOP of $116,000, offset by a decrease in the guarantee of ESOP borrowings of $119,000, net of current year reductions, and an decrease of $6,000 in the fair value of available for sale securities. Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Return on average assets	(0.59)%	(1.67)%	(2.33)%
Return on average equity	(23.67)%	(48.97)%	(45.63)%
Average Equity to average assets ratio	2.49%	3.42%	5.10%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of December 31, 2012, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the company’s various capital ratios at December 31, 2012 and 2011.

Tidelands Bancshares, Inc.

	2012	2011
Leverage ratio	2.57%	3.50%
Tier 1 risk-based capital ratio	3.48%	4.61%
Total risk-based capital ratio	6.96%	8.27%

The following table sets forth the Bank’s various capital ratios at December 31, 2012 and 2011.

Tidelands Bank

	2012	2011
Leverage ratio	5.05%	5.40%
Tier 1 risk-based capital ratio	6.81%	7.10%
Total risk-based capital ratio	8.06%	8.37%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2012, unfunded commitments to extend credit were $15.2 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2012, there were commitments totaling approximately $399,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 42.8% of our loans were variable rate loans at December 31, 2012 and 68.4% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a smaller portion of our loans reprice within a year, a larger majority of our deposits will reprice within a 12-month period.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At December 31, 2012 and 2011, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $45.4 million and $44.2 million or 8.6% and 8.3% of total assets, respectively.  Our available for sale securities at December 31, 2012 and 2011 amounted to $82.9 million and $57.1 million, or 15.7% and 10.7% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $14.4 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At December 31, 2012, we had $34.0 million in total advances and lines from the FHLB with a remaining credit availability of $44.9 million and an excess lendable collateral value of approximately $1.2 million.  In addition, we maintain a $161,000 line of credit with the Federal Reserve Bank secured by securities.

Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities.  The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates.  The asset/liability committee monitors and considers methods of managing exposure to interest rate risk.  The asset/liability committee is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

The following table sets forth information regarding our rate sensitivity, as of December 31, 2012, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios and other embedded optionality in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Federal funds sold	$41,975	$—	$—	$—	$41,975
Investment securities	3,042	7,844	18,942	53,102	82,930
Loans	12,741	65,447	185,535	76,005	339,728
Total interest-earning assets	$57,758	$73,291	$204,477	$129,107	$464,633

Interest-bearing liabilities:
Money market and NOW	$106,565	$—	$—	$—	$106,565
Regular savings	46,694	—	—	—	46,694
Time deposits	33,050	115,808	130,209	374	279,441
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	—	10,000	—	10,000
Advances from Federal Home Loan Bank	7,000	18,000	9,000	—	34,000
ESOP borrowings	1,225	—	—	—	1,225
Total interest-bearing liabilities	$202,782	$133,808	$149,209	$6,560	$492,359

Period gap	$(145,024)	$(60,517)	$55,268	$122,547	$(27,726)
Cumulative gap	$(145,024)	$(205,541)	$(150,273)	$(27,726)	$(27,726)

Ratio of cumulative gap to total earning assets	(31.21)%	(44.24)%	(32.34)%	(5.97)%	(5.97)%

Item 7A:  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable

Item 8:  Financial Statements and Supplementary Data.

INDEX TO AUDITED FINANCIAL STATEMENTS

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Tidelands Bancshares, Inc.

Mount Pleasant, South Carolina

We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and subsidiary (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc., and subsidiary as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Charleston, South Carolina
March 7, 2013

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,413,968	$4,552,076
Federal funds sold	41,975,000	39,610,000
Total cash and cash equivalents	45,388,968	44,162,076
Securities available-for-sale	82,929,671	57,145,909
Nonmarketable equity securities	2,383,750	3,317,450
Total securities	85,313,421	60,463,359
Mortgage loans held for sale	385,000	416,849
Loans receivable	339,727,732	379,643,539
Less allowance for loan losses	6,726,550	10,320,259
Loans, net	333,001,182	369,323,280
Premises, furniture and equipment, net	21,529,662	22,285,895
Accrued interest receivable	1,743,229	1,850,487
Bank owned life insurance	15,420,949	14,947,329
Other real estate owned	22,646,747	18,905,600
Other assets	1,241,620	1,760,923
Total assets	$526,670,778	$534,115,798

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$18,194,239	$12,283,423
Interest-bearing transaction accounts	50,524,144	23,492,325
Savings and money market accounts	102,734,674	111,283,544
Time deposits $100,000 and over	169,385,202	183,133,192
Other time deposits	110,055,770	115,321,975
Total deposits	450,894,029	445,514,459

Securities sold under agreements to repurchase	10,000,000	20,000,000
Advances from Federal Home Loan Bank	34,000,000	34,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,225,000	1,425,000
Accrued interest payable	2,302,287	2,037,862
Other liabilities	3,635,333	2,646,195
Total liabilities	516,490,649	520,057,516

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at December 31, 2012 and 2011	14,195,052	13,958,364
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176 shares issued and outstanding at December 31, 2012 and 2011	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at December 31, 2012 and 2011	1,112,248	1,112,248
Unearned ESOP shares	(1,562,049)	(1,681,103)
Capital surplus	43,073,284	43,188,836
Retained deficit	(46,672,617)	(42,560,223)
Accumulated other comprehensive loss	(8,561)	(2,612)
Total shareholders’ equity	10,180,129	14,058,282
Total liabilities and shareholders’ equity	$526,670,778	$534,115,798

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive (Loss)

For the years ended December 31, 2012 and 2011

	2012	2011
Interest income:
Loans, including fees	$18,438,408	$21,220,605
Securities available-for-sale, taxable	1,934,339	1,870,866
Federal funds sold	77,280	46,578
Other interest income	43,481	12,434
Total interest income	20,493,508	23,150,483
Interest expense:
Time deposits $100,000 and over	2,603,658	2,734,535
Other deposits	2,607,416	3,241,408
Other borrowings	2,156,032	2,374,372
Total interest expense	7,367,106	8,350,315
Net interest income	13,126,402	14,800,168
Provision for loan losses	3,028,068	10,618,737
Net interest income after provision for loan losses	10,098,334	4,181,431

Noninterest income:
Service charges on deposit accounts	50,247	51,704
Residential mortgage origination income	237,607	161,115
Gain on sale of securities available-for-sale	702,302	1,844,897
Other service fees and commissions	440,429	543,524
Increase in cash surrender value of BOLI	473,620	532,703
Other	18,726	57,249
Total noninterest income	1,922,931	3,191,192
Noninterest expense:
Salaries and employee benefits	5,551,932	5,816,888
Net occupancy	1,583,460	1,617,231
Furniture and equipment	830,743	855,760
Other real estate owned expense	2,402,377	2,954,325
Other operating	4,806,059	5,289,306
Total noninterest expense	15,174,571	16,533,510
Loss before income taxes	(3,153,306)	(9,160,887)
Income tax expense (benefit)	—	(48,692)
Net loss	$(3,153,306)	$(9,112,195)
Accretion of preferred stock to redemption value	236,688	221,472
Preferred dividends accrued	722,400	722,400
Net loss available to common shareholders	$(4,112,394)	$(10,056,067)
Other Comprehensive Income (loss):
Unrealized gain on securities available-for-sale	699,533	2,231,997
Reclassification adjustment for realized gain on securities	(702,302)	(1,844,897)
Tax effect	(3,180)	(147,097)
Total other comprehensive income (loss)	(5,949)	240,003
Comprehensive (loss)	$(3,159,255)	$(8,872,192)

Basic loss per common share	$(1.00)	$(2.49)
Diluted loss per common share	$(1.00)	$(2.49)
Weighted average common shares outstanding
Basic	4,098,269	4,044,186
Diluted	4,098,269	4,044,186

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2012 and 2011

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained	Accumulated other Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(Deficit)	income (loss)	Total
Balance, December 31, 2010	14,448	$13,736,892	$1,112,248	4,277,176	$42,772	$(1,907,361)	$43,404,879	$(32,504,156)	$(242,615)	$23,642,659
Allocation of unearned ESOP shares							(216,043)			(216,043)

Preferred stock, dividends								(722,400)		(722,400)
Accretion of discount on preferred stock		221,472						(221,472)		—
Repayment of ESOP borrowings						226,258				226,258
Net loss								(9,112,195)		(9,112,195)
Other comprehensive gain, net of taxes of $147,097									240,003	240,003
Balance, December 31, 2011	14,448	$13,958,364	$1,112,248	4,277,176	$42,772	$(1,681,103)	$43,188,836	$(42,560,223)	$(2,612)	$14,058,282
Allocation of unearned ESOP shares							(115,552)			(115,552)
Preferred stock, dividends								(722,400)		(722,400)
Accretion of discount on preferred stock		236,688						(236,688)		—
Repayment of ESOP borrowings						119,054				119,054
Net loss								(3,153,306)		(3,153,306)
Other comprehensive loss, net of taxes of $3,180									(5,949)	(5,949)
Balance, December 31, 2012	14,448	$14,195,052	$1,112,248	4,277,176	$42,772	$(1,562,049)	$43,073,284	$(46,672,617)	$(8,561)	$10,180,129

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(3,153,306)	$(9,112,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	3,028,068	10,618,737
Depreciation and amortization of premises, furniture and equipment	1,046,166	1,016,984
Discount accretion and premium amortization, net	653,341	404,660
Decrease in deferred income tax	—	45,269
Proceeds from sale of residential mortgages held-for-sale	12,035,910	9,892,725
Disbursements for residential mortgages held-for-sale	(12,004,061)	(10,309,574)
Decrease in accrued interest receivable	107,258	78,506
Increase in accrued interest payable	264,425	527,579
Increase in cash surrender value of life insurance	(473,620)	(532,703)
Loss (Gain) from sale of real estate and other assets	396,851	(269,685)
Gain from sale of securities available-for-sale	(702,302)	(1,844,897)
Decrease in carrying value of other real estate	1,104,800	2,112,364
Decrease in prepaid FDIC assessment	776,386	1,177,281
Preferred stock-dividends accrued	(722,400)	(722,400)
(Increase) decrease in other assets	(695,891)	308,635
Increase in other liabilities	989,137	533,181
Net cash provided by operating activities	2,650,762	3,924,467
Cash flows from investing activities:
Purchases of securities available-for-sale	(140,759,258)	(63,784,543)
Proceeds from sales of securities available-for-sale	86,988,791	58,585,301
Proceeds from calls and maturities of securities available-for-sale	29,379,803	9,814,551
Net decrease in loans receivable	17,499,690	31,454,672
Proceeds from sale of other real estate owned	10,573,965	5,931,768
Purchase of premises, furniture and equipment, net	(289,933)	(822,393)
Net cash provided by investing activities	3,393,058	41,179,356
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	24,393,765	(36,632,323)
Net (decrease) increase in certificates of deposit and other time deposits	(19,014,195)	1,153,384
Repayments on securities sold under agreements to repurchase	(10,000,000)	—
Proceeds from FHLB advances	—	7,000,000
Repayment of ESOP borrowings	(200,000)	(200,000)
Decrease in unearned ESOP shares	3,502	10,215
Net cash used by financing activities	(4,816,928)	(28,668,724)
Net increase in cash and cash equivalents	1,226,892	16,435,099
Cash and cash equivalents, beginning of period	44,162,076	27,726,977
Cash and cash equivalents, end of period	$45,388,968	$44,162,076

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$7,102,681	$7,822,735
Transfer of loans to foreclosed assets	$15,419,912	$15,305,144

See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for annual audited financial statements.  The financial information as of December 31, 2012 has been derived from the audited financial statements as of that date.

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

Bank Owned Life Insurance - Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies.  The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank’s benefit expenses including pre- and post-retirement employee benefits.  Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes.  The CSV of the policies are recorded as assets of the Bank.  Any amounts owed to employees from policy benefits are recorded as liabilities of the Bank.  The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter.  BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital based on Company policy. As of December 31, 2012 and 2011, the bank was not in compliance with the required limitations.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but did not have a material effect on the financial statements.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income (loss) and other comprehensive income (loss).  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendments addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the accounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Off-Balance Sheet Financial Instruments — Contract values and fair values for off-balance sheet, credit-related financial instruments are based on estimated fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$3,413,968	$3,413,968	$3,413,968	$—	$—
Federal funds sold	41,975,000	41,975,000	41,975,000	—	—
Securities available-for-sale	82,929,671	82,929,671	—	82,929,671	—
Nonmarketable equity securities	2,383,750	2,383,750	—	—	2,383,750
Mortgage loans held for sale	385,000	385,000	—	385,000	—
Loans receivable	339,727,732	342,346,000	—	56,588,811	285,757,189

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$171,453,057	$171,453,057	$—	$171,453,057	$—
Certificates of deposit and other time deposits	279,440,972	279,672,000	—	279,672,000	—
Securities sold under agreements to repurchase	10,000,000	11,508,000	—	11,508,000	—
Advances from Federal Home Loan Bank	34,000,000	34,478,000	—	34,478,000	—
Junior subordinated debentures	14,434,000	14,586,827	—	—	14,586,827
ESOP borrowings	1,225,000	1,225,000	—	1,225,000	—

	December 31,
	2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$4,552,076	$4,552,076
Federal funds sold	39,610,000	39,610,000
Securities available-for-sale	57,145,909	57,145,909
Nonmarketable equity securities	3,317,450	3,317,450
Mortgage loans held for sale	416,849	416,849
Loans receivable	379,643,539	379,627,539

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$147,059,292	$147,059,292
Certificates of deposit and other time deposits	298,455,167	299,393,167
Securities sold under agreements to repurchase	20,000,000	21,994,000
Advances from Federal Home Loan Bank	34,000,000	34,388,000
Junior subordinated debentures	14,434,000	14,943,235
ESOP borrowings	1,425,000	1,425,000

	December 31, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$15,191,625	$—	$12,863,026	$—
Letters of credit	399,041	—	148,075	—

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale is non-recurring Level 2.

Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.   Those impaired loans not requiring a specific charge against allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.  When the Company records the fair value based on a current appraisal, the fair value measurement is considered a Level 2 measurement.  When a current appraisal is not available or there is estimated further impairment below the current appraised value the measurement is considered a Level 3 measurement.

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

Assets measured at fair value on a recurring basis are as follows as of December 31, 2012 and 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012
Government sponsored enterprises	$—	$21,929,021	$—
Mortgage-backed securities	—	61,000,650	—
Available-for-sale investment securities	—	82,929,671	—
Total	$—	$82,929,671	$—
December 31, 2011
Government sponsored enterprises	$—	$—	$—
Mortgage-backed securities	—	57,145,909	—
Available-for-sale investment securities	—	57,145,909	—
Total	$—	$57,145,909	$—

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2012 and 2011:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012
Impaired loans	$—	$54,421,546	$—
Other real estate owned	—	22,646,747	—
Mortgage loans held for sale	—	385,000	—
Total	$—	$77,453,293	$—
December 31, 2011			$—
Impaired loans	$—	$58,450,995	—
Other real estate owned	—	18,905,600	—
Mortgage loans held for sale	—	416,849	—
Total	$—	$77,773,444	$—

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At December 31, 2012 and 2011, the bank did not have a deposit on hand with the Federal Reserve Bank to meet this requirement. At December 31, 2012, the bank had $1.1 million in actual currency and cash on hand, $912,888 million in due from non-interest bearing balances and $94,809 in due from interest bearing balances.  At December 31, 2012, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities of available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2012
Government-sponsored enterprises	$21,895,143	$44,443	$10,565	$21,929,021
Mortgage-backed securities	61,048,336	170,672	218,358	61,000,650
Total	$82,943,479	$215,115	$228,923	$82,929,671

December 31, 2011
Government-sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	57,168,084	276,760	298,935	57,145,909
Total	$57,168,084	$276,760	$298,935	$57,145,909

The amortized cost and estimated fair values of investment securities at December 31, 2012, by contractual maturity dates, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	21,895,143	21,929,021
Subtotal	21,895,143	21,929,021
Mortgage-backed securities	61,048,336	61,000,650
Total Securities	$82,943,479	$82,929,671

At December 31, 2012 and December 31, 2011, investment securities with book values of $14,321,961 and $31,807,296 and market values of $14,360,697 and $31,796,498 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $106,488,791 and $56,582,001for the years ended December 31, 2012 and 2011, respectively.  The gross realized gain on the sale of investment securities totaled $727,992 with $25,690 in gross realized losses resulting in a net realized gain of $702,302 for the year ended December 31, 2012.  The gross realized gain on the sale of investment securities totaled $1,818,397 with no gross realized losses resulting in a net realized gain of $1,818,397 for the year ended December 31, 2011. The cost of investments sold is determined using the specific identification method.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2012
Government-sponsored enterprises	$4,096,526	$10,565	$—	$—	$4,096,526	$10,565
Mortgage-backed securities	25,594,591	218,358	—	—	25,594,591	218,358
	$29,691,117	$228,923	$—	$—	$29,691,117	$228,923

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2011
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	27,319,899	298,935	—	—	27,319,899	298,935
	$27,319,899	$298,935	$—	$—	$27,319,899	$298,935

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at December 31, 2012 and 2011. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes based on industry analyst reports and credit ratings that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and $55,250 of stock in community bank holding companies as of December 31, 2012 and $55,250 as of December 31, 2011.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  The FHLB redeems excess stock investments at its discretion.  At December 31, 2012 and 2011, the Company’s investment in Federal Home Loan Bank stock was $2,328,500 and $3,262,200, respectively.

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

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS

Major classifications of loans receivable are summarized as follows:

	December 31,
	2012	2011
Real estate — construction	$61,828,071	$78,740,323
Real estate — mortgage	257,471,814	278,532,056
Commercial and industrial	17,514,053	19,841,301
Consumer and other	3,057,787	3,195,051
Total loans receivable, gross	339,871,725	380,308,731
Deferred origination fees, net	(143,993)	(665,192)
Total loans receivable, net of deferred origination fees	339,727,732	379,643,539
Less allowance for loan loss	6,726,550	10,320,259
Total loans receivable, net of allowance for loan loss	$333,001,182	$369,323,280

The composition of gross loans by rate type is as follows:

	December 31,
	2012	2011
Variable rate loans	$145,603,038	$170,461,433
Fixed rate loans	194,124,694	209,182,106
Total gross loans	$339,727,732	$379,643,539

The following is an analysis of our loan portfolio by credit quality indicators at December 31:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2012	2011	2012	2011	2012	2011
Grade:
Pass	$15,141,551	$17,528,223	$110,986,821	$122,544,501	$17,702,278	$21,239,273
Special Mention	338,313	441,839	13,738,175	6,674,538	378,368	1,865,411
Substandard	2,034,189	1,871,239	25,535,380	30,533,228	3,919,915	8,157,357
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$17,514,053	$19,841,301	$150,260,376	$159,752,267	$22,000,561	$31,262,041

			Real Estate
	Residential Real Estate		Residential Construction		Consumer
	2012	2011	2012	2011	2012	2011
Grade:
Pass	$83,755,181	$92,682,611	$26,081,066	$33,057,874	2,915,207	2,870,438
Special Mention	6,685,136	5,943,049	3,824,603	1,884,768	4,320	177,417
Substandard	16,771,121	20,154,129	9,921,841	12,535,640	138,260	147,196
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$107,211,438	$118,779,789	$39,827,510	$47,478,282	$3,057,787	$3,195,051

The following is an aging analysis of our loan portfolio:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
December 31, 2012
Accruing Loans Paid Current	$15,967,993	$140,922,353	$19,628,095	$98,233,478	$32,495,427	$2,901,568	$310,148,914
Accruing Loans Past Due:
30-59 Days	11,240	2,129,155	—	2,314,230	243,937	112,119	4,810,681
60-89 Days	116,272	1,299,221	—	305,095	73,197	—	1,793,785
Total Loans Past Due	127,512	3,428,376	—	2,619,325	317,134	112,119	6,604,466
Loans Receivable on Nonaccrual Status	$1,418,548	$5,909,647	$2,372,466	$6,358,635	$7,014,949	$44,100	$23,118,345
Total Loans Receivable	$17,514,053	$150,260,376	$22,000,561	$107,211,438	$39,827,510	$3,057,787	$339,871,725

December 31, 2011
Accruing Loans Paid Current	$17,800,238	$147,877,812	$25,771,067	$104,923,350	$38,065,673	$2,807,348	$337,245,488
Accruing Loans Past Due:
30-59 Days	872,349	169,851	825,000	1,057,530	332,752	313,708	3,571,190
60-89 Days	308,511	1,372,600	—	1,497,206	1,988,433	33,499	5,200,249
Total Loans Past Due	1,180,860	1,542,451	825,000	2,554,736	2,321,185	347,207	8,771,439
Loans Receivable on Nonaccrual Status	$860,203	$10,332,004	$4,665,974	$11,301,703	$7,091,424	$40,496	$34,291,804
Total Loans Receivable	$19,841,301	$159,752,267	$31,262,041	$118,779,789	$47,478,282	$3,195,051	$380,308,731

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

	2012	2011
Impaired loans without a valuation allowance	$47,974,172	$48,263,225
Impaired loans with a valuation allowance	8,614,639	13,063,792
Total impaired loans	$56,588,811	$61,327,017
Valuation allowance related to impaired loans	$2,167,265	$2,876,022
Average of impaired loans during the year	$62,434,844	$67,899,940
Total nonaccrual loans	$23,118,345	$34,291,804
Total loans past due 90 days and still accruing interest	$—	$—
Total loans considered impaired which are classified as trouble debt restructurings.	$34,929,918	$33,705,357

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31:

December 31, 2012	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$1,418,548	$24,984,224	$3,919,915	$10,194,785	$7,412,600	$44,100	$47,974,172
Unpaid Principal Balance	1,633,548	26,069,447	4,141,750	11,686,837	8,990,567	229,401	52,751,550
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	1,645,407	26,595,732	4,141,159	11,731,159	9,063,071	229,462	53,405,990
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$3,508,003	$—	$2,797,978	$2,308,658	$—	$8,614,639
Unpaid Principal Balance	—	3,788,676	—	2,914,197	2,308,658	—	9,011,531
Related Allowance	—	715,630	—	540,107	911,528	—	2,167,265
Average Recorded Investment	—	3,810,663	—	2,907,000	2,311,191	—	9,028,854
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$1,418,548	$28,492,227	$3,919,915	$12,992,763	$9,721,258	$44,100	$56,588,811
Unpaid Principal Balance	1,633,548	29,858,123	4,141,750	14,601,034	11,299,225	229,401	61,763,081
Related Allowance	—	715,630	—	540,107	911,528	—	2,167,265
Average Recorded Investment	1,645,407	30,406,395	4,141,159	14,638,159	11,374,262	229,462	62,434,844
Interest Income Recognized	—	—	—	—	—	—	—

December 31, 2011	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$847,494	$28,925,047	$1,762,234	$11,950,867	$4,777,224	$359	$48,263,225
Unpaid Principal Balance	1,247,215	29,773,429	2,129,960	13,569,585	6,895,576	359	53,616,124
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	1,265,499	30,003,945	2,546,418	13,511,155	7,195,411	774	54,523,202
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$12,708	$1,890,087	$5,233,188	$3,478,621	$2,409,049	$40,139	$13,063,792
Unpaid Principal Balance	12,708	1,890,087	5,233,188	3,738,621	2,472,821	40,138	13,387,563
Related Allowance	1,438	377,517	768,391	1,198,819	522,255	7,602	2,876,022
Average Recorded Investment	14,679	1,898,497	5,162,095	3,783,489	2,472,862	45,116	13,376,738
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$860,202	$30,815,134	$6,995,422	$15,429,488	$7,186,273	$40,498	$61,327,017
Unpaid Principal Balance	1,259,923	31,663,516	7,363,148	17,308,206	9,368,397	40,497	67,003,687
Related Allowance	1,438	377,517	768,391	1,198,819	522,255	7,602	2,876,022
Average Recorded Investment	1,280,178	31,902,442	7,708,513	17,294,644	9,668,273	45,890	67,899,940
Interest Income Recognized	—	—	—	—	—	—	—

Transactions in the allowance for loan losses during 2012 and 2011 are summarized below:

	2012	2011
Balance, beginning of year	$10,320,259	$11,459,047
Provision charged to operations	3,028,068	10,618,737
Loan charge offs	(6,883,023)	(12,494,985)
Loan recoveries	261,246	737,460
Balance, end of year	$6,726,550	$10,320,259
Loans, net of deferred fees	$339,727,732	$379,643,539

The following is a summary of information pertaining to our allowance for loan losses:

December 31, 2012	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Charge-offs	(198,894)	(1,074,741)	(288,490)	(2,726,229)	(2,282,282)	(312,387)	—	(6,883,023)
Recoveries	15,534	53,118	—	151,725	28,554	12,315	—	261,246
Provision	(75,292)	(182,240)	(813,401)	1,640,622	2,290,862	469,905	(302,388)	3,028,068
Ending Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Loans Receivable:
Ending Balance	$17,514,053	$150,260,376	$22,000,561	$107,211,438	$39,827,510	$3,057,787		$339,871,725
Individually evaluated for impairment	$1,418,548	$28,492,227	$3,919,915	$12,992,763	$9,721,258	$44,100		$56,588,811
Collectively evaluated for impairment	$16,095,505	$121,768,149	$18,080,646	$94,218,675	$30,106,252	$3,013,687		$283,282,914

December 31, 2011	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$443,454	$2,678,191	$343,243	$4,373,193	$2,798,043	$63,709	$759,214	$11,459,047
Charge-offs	(804,247)	(2,356,709)	(635,234)	(5,667,661)	(3,001,562)	(29,572)	—	(12,494,985)
Recoveries	11,050	9,571	8,921	378,087	306,665	23,165	—	737,460
Provision	991,890	2,208,950	1,440,790	4,215,981	2,225,772	(7,820)	(456,826)	10,618,737
Ending Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Loans Receivable:
Ending Balance	$19,841,301	$159,752,267	$31,262,041	$118,779,789	$47,478,282	$3,195,051		$380,308,731
Individually evaluated for impairment	$860,203	$30,815,134	$6,995,422	$15,429,488	$7,186,273	$40,497		$61,327,017
Collectively evaluated for impairment	$18,981,098	$128,937,133	$24,266,619	$103,350,301	$40,292,009	$3,154,554		$318,981,714

The allowance for loan losses, as a percent of loans, net of deferred fees, was 1.98% and 2.72% at December 31, 2012 and 2011, respectively.  At December 31, 2012, the Bank had 66 impaired loans totaling $23,118,345 or 6.81% of loans, net of deferred origination fees, in nonaccrual status, of which $4,723,291 were deemed to be troubled debt restructurings.  There were 31 loans totaling $30.2 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2012. At December 31, 2011, the Bank had 95 impaired loans totaling $34,291,804, or 9.03% of loans, net of deferred origination fees, in nonaccrual status, of which $9,933,983 were deemed to be troubled debt restructurings.  There were 23 loans totaling $23.8 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2011.  There were no loans contractually past due 90 days or more still accruing interest at December 31, 2012 or 2011. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are nonaccrual. At December 31, 2012 and 2011, the Bank had $75,000 and $165,000, respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At December 31, 2012, loans totaling $54.1 million were pledged as collateral at the Federal Home Loan Bank and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2012 and 2011 are summarized below:

	December 31,
	2012	2011
Balance, beginning of year	$18,905,600	$11,905,865
Additions	15,419,912	15,043,867
Sales	(10,573,965)	(5,931,768)
Write-downs	(1,104,800)	(2,112,364)
Balance, end of year	$22,646,747	$18,905,600

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following:

	December 31,
	2012	2011

Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,409,641	18,409,641
Furniture and equipment	4,760,010	4,651,975
Software	720,957	742,257
Construction in progress	48,765	—
Total	27,204,691	27,069,191
Less, accumulated depreciation	5,675,029	4,783,296
Premises, furniture and equipment, net	$21,529,662	$22,285,895

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $1,046,166 and $1,016,984, respectively.  Construction in progress related to the construction of a free standing ATM at Okatie Crossing.  For the year ended December 31, 2012, the Bank capitalized $0 in interest related to the construction of our new free standing ATM. The expected costs to complete the free standing ATM are $120,000.

NOTE 9 — DEPOSITS

At December 31, 2012, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
2013	$149,500,587
2014	11,295,802
2015	6,474,827
2016	60,422,723
2017 & thereafter	51,747,033

Total	$279,440,972

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of one obligation totaling $10.0 million at December 31, 2012. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  U.S. government agency securities with book values of $12,421,961 and $25,012,097 and fair values of $12,450,185 and $24,997,678 at December 31, 2012 and 2011, respectively, are used as collateral for the agreements.

Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Amount outstanding at year end	$10,000,000	$20,000,000
Average amount outstanding during year	17,218,122	20,011,907
Maximum outstanding at any month-end	20,000,000	20,000,000
Weighted average rate paid at year-end	4.40%	4.21%
Weighted average rate paid during the year	4.29%	4.89%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.690% at the period ended December 31, 2012.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.  As of December 31, 2012, the amount of accrued interest was $1,669,999.

NOTE 12— ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2012, advances from the Federal Home Loan Bank (“FHLB”) were comprised of three advances totaling $34.0 million.  On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2010, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%. On March 22, 2011, the bank borrowed $7.0 million under a 2-year advance at a fixed rate of 0.86%.  All advances require interest only payments with principal and interest due on maturity. The advances are collateralized by pledged FHLB stock and certain loans.  At December 31, 2012, loans totaling $54.1 million were pledged as collateral at the Federal Home Loan Bank. The FHLB, at their discretion can refuse any additional borrowings in future periods.  FHLB advances are summarized as follows for the periods ended December 31, 2012 and 2011:

	2012	2011
Amount outstanding at period end	$34,000,000	$34,000,000
Average amount outstanding during the year	34,000,000	32,465,753
Maximum outstanding at any month-end	34,000,000	34,000,000
Weighted average rate at year-end	1.76%	1.76%
Weighted average rate during the year	1.76%	1.82%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2012 and 2011 are summarized below:

	2012	2011
Professional fees	$1,331,916	$1,387,230
Telephone expenses	204,728	215,403
Office supplies, stationery, and printing	73,730	58,803
Insurance	408,763	374,263
Postage	8,580	10,840
Data processing	730,502	682,000
Advertising and marketing	202,145	482,752
FDIC Assessment	1,194,649	1,337,519
Other loan related expense	242,170	371,946
Other	408,876	368,550
Total	$4,806,059	$5,289,306

NOTE 14 - INCOME TAXES

For the years ended December 31, 2012 and 2011 income tax expense consisted of the following:

	2012	2011
Current portion:
Federal	$—	$(48,692)
State	—	—
Total current	—	(48,692)
Deferred income taxes	—	—
Income tax expense (benefit)	$—	$(48,692)

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2012, the Company had stated net operating losses for Federal tax purposes of $34,905,177 and state net operating losses of $7,002,046. These net operating losses begin expiring in 2025. Management has determined that is more likely than not that the deferred tax asset related to continuing operations at December 31, 2012 will not be realized, and accordingly, has established a valuation allowance.  In 2012, the valuation allowance increased by $1,257,157.  As of December 31, 2011, the Company had stated net operating losses for Federal tax purposes of $28,803,304 and state net operating losses of $5,417,786. These net operating losses begin expiring in 2025. Management has determined that is more likely than not that the deferred tax asset related to continuing operations at December 31, 2011 will not be realized, and accordingly, has established a valuation allowance.

At December 31, 2012, income tax returns from 2011, 2010 and 2009 remain subject to review by tax authorities.

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$2,285,277	$3,508,888
Net operating loss carry forward	12,098,828	9,971,910
Loan fees and costs	—	—
Interest on nonaccrual loans	1,178,806	332,220
Tax credit	345,993	317,348
Deferred compensation	310,889	311,650
Unrealized loss on securities available-for-sale	5,247	19,564
Other real estate owned	625,184	674,049
Other	89,990	320,607
Total deferred tax assets	16,940,214	15,456,236
Valuation allowance	16,066,275	14,809,124
Total net deferred tax assets	873,939	647,112
Deferred tax liabilities:
Accumulated depreciation	425,985	485,435
Loan fees and costs	40,896	112,839
Prepaid expenses	123,489	19,389
Other	278,322	9,885
Total deferred tax liabilities	868,692	627,548
Net deferred tax asset	$5,247	$19,564

A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% for 2012 and 2011 to income before income taxes follows:

	2012		2011
	Amount	Rate	Amount	Rate
Tax expense (benefit) at statutory rate	$(1,072,124)	(34.0)%	$(3,114,702)	(34.0)%
State income tax, net of federal income tax effect	(23,688)	(0.75)%	(27,346)	(0.30)%
Cash value of life insurance	(161,031)	(5.11)%	(181,119)	(1.98)%
Stock based compensation expense	—	—	—	—
Tax exempt interest	—	—	—	—
Valuation allowance	1,239,886	39.32%	3,323,472	36.28%
Other	16,957	0.54%	(48,997)	(0.53)%
Income tax expense (benefit)	$—	0.00%	$(48,692)	(0.53)%

NOTE 15 - LEASES

The lease on the Bank’s main branch was originated on March 24, 2004 and had an initial 10-year term.  The lease required monthly payments of $14,840 for the first three years, increased 9% in year four and 3% every year thereafter.  The lease is renewable at the bank’s option for two five-year terms.  Rental expense on this facility was $223,927 and $222,553 for the years ended December 31, 2012 and 2011 respectively.

The Bank leases a building for the Myrtle Beach branch location from a lessor in which a Company director has a 50% ownership.  The lease commenced on July 1, 2007 and has a 20-year term at a monthly expense of $12,500.  The lease may be extended at the Bank’s option for two additional ten-year terms. Rental expense under these operating lease agreements was $150,000 and $150,000 for the years ended December 31, 2012 and 2011.

The Bank has entered into a land lease for its West Ashley branch, which opened in July 2007. The lease was originated on December 22, 2005 and has an initial 20-year term. The lease may be extended at the Bank’s option for four additional five-year terms.  The lease requires monthly payments of $6,067 for the first five years and increases 12% every fifth year thereafter. Rental expense under these operating lease agreements was $78,624 and $72,800 for the years ended December 31, 2012 and 2011.

The Bank leases office space for the Bluffton branch location. The lease was originated on June 13, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $13,189. Rental expense under these operating lease agreements was $157,908 and $154,576 for the years ended December 31, 2012 and 2011.

The Bank has entered into a land lease for office space located at 830 Lowcountry Boulevard, Mount Pleasant, SC for the building of executive offices. The lease was originated on April 24, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $9,167 for the first five years, increased 7.5% every fifth year thereafter.  Rental expense under this operating lease agreement was $114,125 and $110,000 for the years ended December 31, 2012 and 2011.

The Bank also leases office space for its Murrells Inlet branch location. The lease was originated on March 20, 2007 and has a 20-year term.  The lease may be extended at the Bank’s option for one additional ten-year term. The lease requires monthly payments of $10,000 that began on June 26, 2008.  Rental expense under this operating lease agreement was $120,000 and $120,000 for the years ended December 31, 2012 and 2011.

Future minimum lease payments under these operating leases are summarized as follows:

2013	$858,693
2014	666,677
2015	628,048
2016	628,048
2017	638,190
Thereafter	6,262,746
$9,682,402

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

Related party loan transactions for the years ended December 31, 2012 and 2011 are summarized below:

	December 31,
	2012	2011
Balance, beginning of year	$10,140,962	$14,208,068
New loans	683,450	5,897,397
Less loan repayments	(649,828)	(6,233,597)
Other changes due to changes in directors and officers	—	(3,730,906)
Balance, end of year	$10,174,584	$10,140,962

Deposits from directors and executive officers and their related interests totaled $642,184 and $633,167 at December 31, 2012 and 2011, respectively.  As mentioned in Note 15, one of the Company’s directors is a 50% owner of an office building in Myrtle Beach, SC in which Tidelands Bank is a tenant.

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

Company.

NOTE 18 — INCOME (LOSS) PER COMMON SHARE

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

Basic and diluted loss per share is computed below:

	Year Ended December 31,
	2012	2011
Basic loss per share computation:
Net loss available to common shareholders	$(4,112,394)	$(10,056,067)
Average common shares outstanding - basic	4,098,269	4,044,186
Basic net loss per share	$(1.00)	$(2.49)
Diluted loss per share computation:
Net loss available to common shareholders	$(4,112,394)	$(10,056,067)
Average common shares outstanding - basic	4,098,269	4,044,186
Incremental shares from assumed conversions: Stock options and warrants	—	—
Average common shares outstanding - diluted	4,098,269	4,044,186
Diluted loss per share	$(1.00)	$(2.49)

For the period ended December 31, 2012 and 2011, there were no stock options outstanding that were anti-dilutive.  At December 31, 2012 and 2011, there were 571,821 warrant shares outstanding that were anti-dilutive. Options and warrants are considered anti-dilutive because the exercise price exceeds the average market price for the period.

NOTE 19 - REGULATORY MATTERS

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board.  Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.  As of December 31, 2012 the Company is not in compliance with the provisions outlined in the Consent Order.

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

As of December 31, 2012 and 2011, the following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012
Total capital (to risk-weighted assets)	$27,170,000	6.96%	$31,240,880	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	13,585,000	3.48%	15,620,440	4.00%	N/A	N/A
Tier 1 capital (to average assets)	13,585,000	2.57%	21,112,440	4.00%	N/A	N/A
December 31, 2011
Total capital (to risk-weighted assets)	$33,644,000	8.27%	$32,526,320	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	18,746,000	4.61%	16,263,160	4.00%	N/A	N/A
Tier 1 capital (to average assets)	18,746,000	3.50%	21,444,040	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012
Total capital (to risk-weighted assets)	$31,460,000	8.06%	$31,214,400	8.00%	$39,018,010	10.00%
Tier 1 capital (to risk-weighted assets)	26,559,000	6.81%	15,607,200	4.00%	23,410,800	6.00%
Tier 1 capital (to average assets)	26,559,000	5.05%	21,052,720	4.00%	26,315,900	5.00%
December 31, 2011
Total capital (to risk-weighted assets)	$33,992,000	8.37%	$32,500,210	8.00%	$40,625,270	10.00%
Tier 1 capital (to risk-weighted assets)	28,847,000	7.10%	16,250,110	4.00%	24,375,160	6.00%
Tier 1 capital (to average assets)	28,847,000	5.40%	21,371,760	4.00%	26,714,700	5.00%

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2012 and 2011:

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must obtain a minimum amount of $39,018,010 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need $42,105,440 of Tier 1 capital in order to maintain a minimum Leverage Capital ratio of 8%. As of December 31, 2012, the bank was deemed “adequately capitalized”.  As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 20 - UNUSED LINES OF CREDIT

As of December 31, 2012, the Bank had no unused line of credit to purchase federal funds from unrelated banks.  Lines of credit are available from the FHLB with a remaining credit availability of $44.9 million and an excess lendable collateral value of approximately $1.2 million at December 31, 2012.  In addition, we maintain a $161,000 line of credit with the Federal Reserve Bank.  This line of credit is secured by approximately $500,000 in bonds as of December 31, 2012.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.   As of December 31, 2012 the Company has deferred $1,625,400 in cumulative unpaid dividends.

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

NOTE 22 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At December 31, 2012, the Bank had $75,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth unused commitments to extend credit and standby letters of credit at December 31, 2012 and 2011:

	2012	2011
Commitments to extend credit	$15,191,625	$12,863,026
Standby letters of credit	399,041	148,075
Total	$15,590,666	$13,011,101

NOTE 23 — STOCK COMPENSATION PLANS

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

The Company did not grant options during the years ended December 31, 2012 and 2011.  There were no options exercised during the years ended December 31, 2012 and 2011.

A summary of the status of the Company’s Stock Plan as of December 31, 2012 and 2011 is presented below:

	2012			2011
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—		—	$—
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	—			—
Outstanding at end of year	—	$—	$—	—		$—
Options exercisable at year-end	—		$—	—		$—
Shares available for grant (1)	782,007			782,007

(1) 20% of outstanding shares less options exercised

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would be received by the option holders had all options holders exercised their options on December 31, 2012. This amount changes based on the fair value of the Company’s stock.  For the years ended December 31, 2012 and 2011, there was $0 of total recognized compensation cost related to the share-based compensation arrangements granted under the Stock Plan.

As of December 31, 2012, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  For the year ended December 31, 2012 there was no shares vested. The total fair value for shares vested during the years ended December 31, 2012 and 2011 was $0.  The company had no nonvested options outstanding as of December 31, 2012.  All participants forfeited their option shares during 2010.

NOTE 24 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $3,502 and $10,216 for the years ended December 31, 2012 and 2011.  At December 31, 2012 the ESOP has outstanding loans amounting to $1,225,000.

A summary of the unallocated share activity of the Company’s ESOP is presented below:

	December 31,
	2012	2011
Balance, beginning of year	129,326	150,531
New share purchases	—	—
Shares released to participants	(10,413)	(5,587)
Shares allocated to participants	(10,088)	(15,618)
Balance, end of year	108,825	129,326

The aggregate fair value of the 108,825 unallocated shares was $33,736 based on the $0.31 closing price of our common stock on December 31, 2012.  The aggregate fair value of the 129,326 unallocated shares was $10,346 based on the $0.08 closing price of our common stock on December 31, 2011.

NOTE 25 — RETIREMENT PLANS

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank may make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were approximately $0 and $26,114 in 2012 and 2011, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers. Effective June 30, 2010, the executive officers have agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. There was $0 of expense related to the plan in 2012 and 2011.

As of December 31, 2012, total benefits expected to be paid in future periods equal $914,380, such payments commenced during 2012 in the amount of $2,239.  Total benefits expected to be paid between the years 2013 and 2018 equal $229,534 with $684,846 remaining in the years thereafter.

NOTE 26 - TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Tidelands Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2012	2011
Assets:
Cash and due from banks	$2,177,037	$2,438,470
Other equity securities	55,250	55,250
Investment in banking subsidiary	26,549,151	28,843,816
Other assets	436,775	434,411
Total assets	$29,218,213	$31,771,947

Liabilities and shareholders’ equity:
Junior subordinated debentures	$14,434,000	$14,434,000
ESOP borrowings	1,225,000	1,425,000
Other liabilities	3,379,084	1,854,665
Shareholders’ equity	10,180,129	14,058,282

Total liabilities and shareholders’ equity	$29,218,213	$31,771,947

Condensed Statements of Operations

	For the Years Ended December 31,
	2012	2011
Income:
Gain on sale of available-for-sale securities	—	26,500
Other investment income	7,124	12,069
Total income	7,124	38,569

Expense:
Junior subordinated debentures	745,649	734,430
ESOP compensation	3,502	10,216
Other borrowings	61,694	70,672
Other	60,869	25,415
Total expense	871,714	840,733

Loss before income taxes and equity in undistributed losses of banking subsidiary	(864,590)	(802,164)
Income tax (benefit)/expense	—	154,810
Equity in undistributed losses of banking subsidiary	(2,288,716)	(8,155,221)
Net loss	$(3,153,306)	$(9,112,195)

NOTE 26 - TIDELANDS BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,153,306)	$(9,112,195)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in other assets	54,006	665
Increase in other liabilities	745,649	735,245
Equity in undistributed loss of subsidiary	2,288,716	8,155,221
Decrease in deferred income taxes	—	154,810

Net cash used by operating activities	(64,935)	(66,254)

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	—

Net cash used by investing activities	—	—

Cash flows from financing activities:
Repayment of ESOP borrowings	(200,000)	(200,000)
Decrease in unearned ESOP shares	3,502	10,215
Net cash used by financing activities	(196,498)	(189,785)

Net decrease in cash	(261,433)	(256,039)

Cash, beginning of period	2,438,470	2,694,509

Cash, end of period	$2,177,037	$2,438,470

NOTE 27 — TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (TDR’s) amounted to $34,929,918 at December 31, 2012.   The accruing TDR’s were $30,206,627 and the non-accruing TDR’s were $4,723,291 at December 31, 2012.  The TDR’s amounted to $33,705,357 at December 31, 2011.   The accruing TDR’s were $23,771,374 and the non-accruing TDR’s were $9,933,983 at December 31, 2011.

The following chart represents the troubled debt restructurings incurred during the years ended December 31, 2012 and 2011:

	For the year ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential Real Estate	9	$3,507,257	$3,465,845
Residential Real Estate Construction	7	2,907,305	2,907,305
Consumer	1	948,005	948,005
Commercial Real Estate	3	5,934,226	5,934,226
Totals	20	$13,296,793	$13,254,381

	For the year ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential RE Construction	1	$135,000	$134,768
Commercial Construction	1	3,666,763	3,666,763
Residential Real Estate	11	5,774,838	3,713,056
Commercial Real Estate	13	24,303,692	23,631,166
Commercial & Industrial	2	726,216	726,216
Totals	28	$34,606,509	$31,871,969

During the year ended December 31, 2012, the Bank modified 20 loans that were considered to be troubled debt restructurings.   We extended the terms for 20 of these loans and the interest rate was lowered for 15 of these loans.  During the year ended December 31, 2011, the Bank modified 28 loans that were considered to be troubled debt restructurings.   We extended the terms for 28 of these loans and the interest rate was lowered for 18 of these loans.

The following chart represents the troubled debt restructurings that subsequently defaulted during the years ended December 31, 2012 and 2011:

	For the year ended December 31, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate	1	$293,200
Commercial Real Estate Const	1	792,261
Commercial Real Estate	1	2,198,386

	For the year ended December 31, 2011
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate	1	$441,000
Commercial Real Estate	1	254,441
Residential RE Const	1	506,872
Commercial & Industrial	1	246,216

During the year ended December 31, 2012, three loans that had previously been restructured, were in default, two of which went into default in the fourth quarter.  During the year ended December 31, 2011, four loans that had previously been restructured, were in default, all of which went into default in the fourth quarter.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2012.  There have been no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in a report entitled “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2012.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2012.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2012.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

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

3.3.                            Articles of Amendment to the Company’s Restated Articles of Incorporation increasing the authorized shares of common stock (incorporated by reference to Exhibit 3.3 of the Company’s Form S-1/A filed on April 21, 2010).

3.4                               Amended and Restated Bylaws of Tidelands Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 16, 2008).

4.1.                            See Exhibits 3.1 -3.4 for provisions in Tidelands Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

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

4.6                               Junior Subordinated Indenture between Tidelands Bancshares, Inc. and Wilmington Trust Company, as Trustee dated as of February 22, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on dated March 7, 2006).

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

10.22                 Amended and Restated Trust Agreement among Tidelands Bancshares, Inc., as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the administrative trustees named therein, including exhibits containing the related forms of the Tidelands Statutory Trust I Common Securities Certificate and the Preferred Securities Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2006).

10.23                 Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 7, 2006).

10.24                 Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2008).

10.25                 Form of Waiver, executed by each of Messrs. Robert E. Coffee, Jr., Alan W. Jackson,Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 19, 2008).

10.26                 Form of Letter Agreement, executed by each of Messrs. Robert E. Coffee, Jr., Alan W.Jackson, Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr. with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 19, 2008).

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

10.29                 Standard Form of Agreement between Tidelands Bank and Hill Construction dated November 17, 2009 (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed on February 26, 2010).

10.30                 Consent Order, effective December 28, 2010, between the FDIC, the South Carolina State Board of Financial Institutions, and Tidelands Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2010).

21.1                        Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed on March 29, 2012).

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

31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.

99.1                        Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2                        Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101                           The following financial information from Tidelands Bancshares Inc.’s Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on March 7, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2012 and 2011, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: March 7, 2013	By:	/s/Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2013	By:	/s/John D. Dalton
John D. Dalton, Controller and Vice President
(Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Michael W. Burrell	Director	March 7, 2013
Michael W. Burrell

/s/ Alan D. Clemmons	Director	March 7, 2013
Alan D. Clemmons

/s/ John W. Gandy	Director	March 7, 2013
John W. Gandy

/s/ John T. Parker, Jr.	Director	March 7, 2013
John T. Parker, Jr.

/s/ Mary V. Propes	Director	March 7, 2013
Mary V. Propes

/s/ Tanya D. Robinson	Director	March 7, 2013
Tanya D. Robinson

/s/ Larry W. Tarleton	Director	March 7, 2013
Larry W. Tarleton

/s/ Thomas H. Lyles	Director	March 7, 2013
Thomas H. Lyles

Exhibit List

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101

The following financial information from Tidelands Bancshares Inc.’s Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on March 7, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2012 and 2011, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.