Form 10-Q
period 2013-03-31
TIDELANDS BANCSHARES INC
filed 2013-05-10
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of May 10, 2013.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Item 1. Financial Statements

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets:

Cash and cash equivalents:
Cash and due from banks	$3,595,330	$1,977,621
Interest bearing balances	17,813,864	43,411,347
Total cash and cash equivalents	21,409,194	45,388,968
Securities available-for-sale	94,699,269	82,929,671
Nonmarketable equity securities	1,449,400	2,383,750
Total securities	96,148,669	85,313,421
Mortgage loans held for sale	—	385,000
Loans receivable	339,840,759	339,727,732
Less allowance for loan losses	6,692,278	6,726,550
Loans, net	333,148,481	333,001,182
Premises, furniture and equipment, net	21,404,513	21,529,662
Accrued interest receivable	1,546,057	1,743,229
Bank owned life insurance	15,528,567	15,420,949
Other real estate owned	22,474,363	22,646,747
Other assets	1,442,042	1,241,620
Total assets	$513,101,886	$526,670,778

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$17,994,138	$18,194,239
Interest-bearing transaction accounts	56,489,964	50,524,144
Savings and money market accounts	108,015,030	102,734,674
Time deposits $100,000 and over	167,177,316	169,385,202
Other time deposits	105,942,864	110,055,770
Total deposits	455,619,312	450,894,029

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	17,000,000	34,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,175,000	1,225,000
Accrued interest payable	2,531,062	2,302,287
Other liabilities	3,334,222	3,635,333
Total liabilities	504,093,596	516,490,649

Commitments and contingencies-Note 14

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at March 31, 2013 and December 31, 2012	14,258,290	14,195,052
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176 shares issued and outstanding at March 31, 2013 and December 31, 2012	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at March 31, 2013 and December 31, 2012	1,112,248	1,112,248
Unearned ESOP shares	(1,461,401)	(1,562,049)
Capital surplus	42,975,890	43,073,284
Retained deficit	(47,457,673)	(46,672,617)
Accumulated other comprehensive loss	(461,836)	(8,561)
Total shareholders’ equity	9,008,290	10,180,129
Total liabilities and shareholders’ equity	$513,101,886	$526,670,778

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Interest income:
Loans, including fees	$4,088,579	$5,239,300
Securities available-for-sale, taxable	180,158	437,229
Interest bearing deposits	20,413	22,826
Other interest income	13,579	10,951
Total interest income	4,302,729	5,710,306
Interest expense:
Time deposits $100,000 and over	584,206	679,849
Other deposits	570,276	708,966
Other borrowings	435,187	568,429
Total interest expense	1,589,669	1,957,244
Net interest income	2,713,060	3,753,062
Provision for loan losses	185,000	225,000
Net interest income after provision for loan losses	2,528,060	3,528,062
Noninterest income:
Service charges on deposit accounts	10,171	13,579
Residential mortgage origination income	36,629	39,890
Gain on sale of securities available-for-sale	6,900	89,501
Other service fees and commissions	112,020	113,033
Increase in cash surrender value of BOLI	107,617	119,748
Loss on extinguishment of debt	(43,725)	—
Other	1,996	2,000
Total noninterest income	231,608	377,751

Noninterest expense:
Salaries and employee benefits	1,459,915	1,375,961
Net occupancy	412,267	407,908
Furniture and equipment	209,757	217,244
Other real estate owned expense, net	165,594	537,362
Other operating	1,053,353	1,103,879
Total noninterest expense	3,300,886	3,642,354
Income (Loss) before income taxes	(541,218)	263,459
Income tax benefit	—	—
Net income (loss)	$(541,218)	$263,459
Accretion of preferred stock to redemption value	63,238	59,172
Preferred dividends accrued	180,600	180,600
Net income (loss) available to common shareholders	$(785,056)	$23,687
Other Comprehensive (loss):
Unrealized gain (loss) on securities available for sale	(724,189)	(589,510)
Reclassification adjustment for realized gain on securities	(6,900)	(89,501)
Tax effect	277,814	258,024
Total other comprehensive (loss)	(453,275)	(420,987)
Comprehensive (loss)	$(994,493)	$(157,528)

Basic income (loss) per share	$(.19)	$.01
Diluted income (loss) per share	$(.19)	$.01
Weighted average common shares outstanding
Basic	4,102,414	4,044,186
Diluted	4,102,414	4,044,186

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2013 and 2012

(Unaudited)

									Accumulated
			Common			Unearned		Retained	other
	Preferred Stock		Stock	Common Stock		ESOP	Capital	Earnings	Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income (loss)	Total
Balance, December 31, 2011	14,448	$13,958,364	$1,112,248	4,277,176	$42,772	$(1,681,103)	$43,188,836	$(42,560,223)	$(2,612)	$14,058,282
Allocation of unearned ESOP shares							(26,675)			(26,675)
Preferred stock, dividend paid								(180,600)		(180,600)
Accretion of discount on preferred stock		59,172						(59,172)		—
Repayment of Guarantee of ESOP borrowings						26,675				26,675
Net income								263,458		263,458
Other comprehensive income, net of taxes of $258,024, resulting from changes in unrealized losses on available for sales securities.									(420,987)	(420,987)

Balance, March 31, 2012	14,448	$14,017,536	$1,112,248	4,277,176	$42,772	$(1,654,428)	$43,162,161	$(42,536,537)	$(423,599)	$13,720,153

Balance, December 31, 2012	14,448	$14,195,052	$1,112,248	4,277,176	$42,772	$(1,562,049)	$43,073,284	$(46,672,617)	$(8,561)	$10,180,129
Allocation of unearned ESOP shares							(97,394)			(97,394)
Preferred stock, dividend declared								(180,600)		(180,600)
Accretion of discount on preferred stock		63,238						(63,238)		—
Repayment of Guarantee of ESOP borrowings						100,648				100,648
Net loss								(541,218)		(541,218)
Other comprehensive loss, net of taxes of $277,814, resulting from changes in unrealized losses on available for sales securities.									(453,275)	(453,275)

Balance, March 31, 2013	14,448	$14,258,290	$1,112,248	4,277,176	$42,772	$(1,461,401)	$42,975,890	$(47,457,673)	$(461,836)	$9,008,290

See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of March 31, 2013 and for the interim periods ended March 31, 2013 and 2012, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The financial information as of December 31, 2012 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2012 Annual Report on Form 10-K.

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

Troubled Debt Restructurings (“TDRs”) — The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider.   Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs.  Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms.  Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement.  Nonaccrual TDRS are returned to accruing status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

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

Bank Owned Life Insurance - Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies.  The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank’s benefit expenses including pre- and post-retirement employee benefits.  Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes.  The CSV of the policies are recorded as assets of the Bank.  Any amounts owed to employees from policy benefits are recorded as liabilities of the Bank.  The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter.  BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital based on Company policy.  The Bank is currently not in compliance with this policy.

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

The Financial Accounting Standards Board (“FASB”) amended the Comprehensive Income topic of the ASC in February 2013.  The amendment addresses reporting of amounts reclassified from accumulated other comprehensive income.  Specifically the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the accounts reclassified from accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified from accumulated other comprehensive income by the respective line items of net income.  The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications - Certain captions and amounts in the 2012 financial statements were reclassified to conform to the 2013 presentation. These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$3,595,330	$3,595,330	$3,595,330	$—	$—
Interest bearing balances	17,813,864	17,813,864	17,813,864	—	—
Securities available-for-sale	94,699,269	94,699,269	—	94,699,269	—
Nonmarketable equity securities	1,449,400	1,449,400	—	—	1,449,400
Mortgage loans held for sale	—	—	—	—	—
Loans receivable	339,840,759	338,882,000	—	53,802,515	285,079,485

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$182,499,132	$182,499,132	$—	$182,499,132	$—
Certificates of deposit and other time deposits	273,120,180	272,888,000	—	272,888,000	—
Securities sold under agreements to repurchase	10,000,000	11,408,000	—	11,408,000	—
Advances from Federal Home Loan Bank	17,000,000	17,477,000	—	17,477,000	—
Junior subordinated debentures	14,434,000	14,494,554	—	—	14,494,554
ESOP borrowings	1,175,000	1,175,000	—	1,175,000	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$1,977,621	$1,977,621	$1,977,621	$—	$—
Interest bearing balances	43,411,347	43,411,347	43,411,347	—	—
Securities available-for-sale	82,929,671	82,929,671	—	82,929,671	—
Nonmarketable equity securities	2,383,750	2,383,750	—	—	2,383,750
Mortgage loans held for sale	385,000	385,000	—	385,000	—
Loans receivable	339,727,732	340,179,000	—	54,421,546	285,757,454

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$171,453,057	$171,453,057	$—	$171,453,057	$—
Certificates of deposit and other time deposits	279,440,972	279,672,000	—	279,672,000	—
Securities sold under agreements to repurchase	10,000,000	11,508,000	—	11,508,000	—
Advances from Federal Home Loan Bank	34,000,000	34,478,000	—	34,478,000	—
Junior subordinated debentures	14,434,000	14,586,827	—	—	14,586,827
ESOP borrowings	1,225,000	1,225,000	—	1,225,000	—

	March 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$16,081,970	$—	$15,191,625	$—
Letters of credit	418,058	—	399,041	—

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

Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.   Those impaired loans not requiring a specific charge against allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  At March 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the underlying collateral.

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

Assets measured at fair value on a recurring basis are as follows as of March 31, 2013 and December 31, 2012:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2013
Government sponsored enterprises	$—	$6,984,618	$—
Mortgage-backed securities	—	83,363,776	—
SBA loan pools	—	4,350,875	—
Available-for-sale investment securities	—	94,699,269	—
Total	$—	$94,699,269	$—

December 31, 2012
Government sponsored enterprises	$—	$21,929,021	$—
Mortgage-backed securities	—	61,000,650	—
Available-for-sale investment securities	—	82,929,671	—
Total	$—	$82,929,671	$—

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2013 and December 31, 2012:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2013
Impaired loans	$—	$53,802,515	$—
Other real estate owned	—	22,474,363	—
Mortgage loans held for sale	—	—	—
Total	$—	$76,276,878	$—

December 31, 2012
Impaired loans	$—	$54,421,546	$—
Other real estate owned	—	22,646,747	—
Mortgage loans held for sale	—	385,000	—
Total	$—	$77,453,293	$—

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At March 31, 2013 and December 31, 2012, the Bank did not have a deposit on hand with the Federal Reserve Bank to meet this requirement. At March 31, 2013, the Bank had $1.1 million in actual currency and cash on hand, $2.5 million in due from non-interest bearing balances and $17.8 million in due from interest bearing balances. At March 31, 2013, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2013
Government-sponsored enterprises	$6,939,415	$45,203	$—	$6,984,618
Mortgage-backed securities	84,160,135	225,024	1,021,383	83,363,776
SBA loan pools	4,344,616	6,259	—	4,350,875
Total	$95,444,166	$276,486	$1,021,383	$94,699,269

December 31, 2012
Government-sponsored enterprises	$21,895,143	$44,443	$10,565	$21,929,021
Mortgage-backed securities	61,048,336	170,672	218,358	61,000,650
Total	$82,943,479	$215,115	$228,923	$82,929,671

The amortized cost and estimated fair values of investment securities at March 31, 2013, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,198,338	2,197,824
Due after ten years	93,245,828	92,501,445
Total Securities	$95,444,166	$94,699,269

At March 31, 2013 and December 31, 2012, investment securities with book values of $14,539,908 and $14,321,961 and market values of $14,478,871 and $14,360,697, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $15,975,000 for the three months ended March 31, 2013. The gross realized gain on the sale of investment securities totaled $6,900 with no gross realized losses resulting in a net realized gain of $6,900 for the three months ended March 31, 2013. Gross proceeds from the sale of investment securities totaled $14,477,309 for the three months ended March 31, 2012. The gross realized gain on the sale of investment securities totaled $89,501 with no gross realized losses resulting in a net realized gain of $89,501 for the three months ended March 31, 2012.There were no sales of investment securities for the three months ended March 31, 2012.  The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2013
Mortgage-backed securities	60,673,102	1,021,383	—	—	60,673,102	1,021,383
	$60,673,102	$1,021,383	$—	$—	$60,673,102	$1,021,383

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2012
Government-sponsored enterprises	$4,096,526	$10,565	$—	$—	$4,096,526	$10,565
Mortgage-backed securities	25,594,591	218,358	—	—	25,594,591	218,358
	$29,691,117	$228,923	$—	$—	$29,691,117	$228,923

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at March 31, 2013 and December 31, 2012. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of stock in community bank holding companies of $54,500 and $55,250 as of March 31, 2013 and December 31, 2012, and the Federal Home Loan Bank stock which has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At March 31, 2013 and December 31, 2012, the Company’s investment in Federal Home Loan Bank stock was $1,394,900 and $2,328,500, respectively.

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

NOTE 6 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended March 31, 2013 and December 31, 2012:

	2013	2012
Real estate - construction	$58,538,547	$61,828,071
Real estate - mortgage	260,942,362	257,471,814
Commercial and industrial	17,549,625	17,514,053
Consumer and other	2,958,203	3,057,787
Total loans receivable, gross	339,988,737	339,871,725
Deferred origination fees	(147,978)	(143,993)
Total loans receivable, net of deferred origination fees	339,840,759	339,727,732
Less allowance for loan losses	6,692,278	6,726,550
Total loans receivable, net of allowance for loan loss	$333,148,481	$333,001,182

The composition of gross loans by rate type is as follows for the periods ended March 31, 2013 and December 31, 2012:

	2013	2012
Variable rate loans	$143,824,003	$145,603,038
Fixed rate loans	196,016,756	194,124,694
Total gross loans	$339,840,759	$339,727,732

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2013 and December 31, 2012:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2013	2012	2013	2012	2013	2012
Grade:
Pass	$15,449,928	$15,141,551	$116,224,187	$110,986,821	$15,494,384	$17,702,278
Special Mention	136,643	338,313	7,355,250	13,738,175	375,193	378,368
Substandard	1,963,054	2,034,189	27,194,893	25,535,380	3,917,915	3,919,915
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$17,549,625	$17,514,053	$150,774,330	$150,260,376	$19,787,492	$22,000,561

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2013	2012	2013	2012	2013	2012
Grade:
Pass	$89,937,592	$83,755,181	$25,593,032	$26,081,066	$2,868,010	2,915,207
Special Mention	7,249,285	6,685,136	3,723,602	3,824,603	61	4,320
Substandard	12,981,155	16,771,121	9,434,421	9,921,841	90,132	138,260
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$110,168,032	$107,211,438	$38,751,055	$39,827,510	$2,958,203	$3,057,787

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at March 31, 2013 and December 31, 2012:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
March 31, 2013
Accruing Loans Paid Current	$16,000,928	$142,644,357	$17,415,026	$103,403,188	$29,014,758	$2,889,697	$311,367,954
Accruing Loans Past Due:
30-59 Days	54,292	508,439	—	725,867	680,784	23,583	1,992,965
60-89 Days	82,261	—	—	—	—	44,923	127,184
Total Loans Past Due	136,553	508,439	—	725,867	680,784	68,506	2,120,149
Loans Receivable on Nonaccrual Status	$1,412,144	$7,621,534	$2,372,466	$6,038,977	$9,055,513	$—	$26,500,634

Total Loans Receivable	$17,549,625	$150,774,330	$19,787,492	$110,168,032	$38,751,055	$2,958,203	$339,988,737

December 31, 2012

Accruing Loans Paid Current	$15,967,993	$140,922,353	$19,628,095	$98,233,478	$32,495,427	$2,901,568	$310,148,914
Accruing Loans Past Due:
30-59 Days	11,240	2,129,155	—	2,314,230	243,937	112,119	4,810,681
60-89 Days	116,272	1,299,221	—	305,095	73,197	—	1,793,785
Total Loans Past Due	127,512	3,428,376	—	2,619,325	317,134	112,119	6,604,466
Loans Receivable on Nonaccrual Status	$1,418,548	$5,909,647	$2,372,466	$6,358,635	$7,014,949	$44,100	$23,118,345
Total Loans Receivable	$17,514,053	$150,260,376	$22,000,561	$107,211,438	$39,827,510	$3,057,787	$339,871,725

The following is a summary of information pertaining to impaired and nonaccrual loans at March 31, 2013 and December 31, 2012:

	2013	2012
Impaired loans without a valuation allowance	$46,446,814	$47,974,172
Impaired loans with a valuation allowance	9,510,909	8,614,639
Total impaired loans	$55,957,723	$56,588,811

Valuation allowance related to impaired loans	$2,155,208	$2,167,265
Average of impaired loans during the period	$63,392,482	$62,434,844
Total nonaccrual loans	$26,500,634	$23,118,345
Total Loans past due 90 days and still accruing	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$33,391,612	$34,929,918

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at March 31, 2013 and December 31, 2012:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
March 31, 2013
With no related allowance recorded:
Recorded Investment	$1,412,143	$26,844,221	$2,372,466	$8,354,680	$7,463,304	$—	$46,446,814
Unpaid Principal Balance	1,627,142	27,929,444	2,816,136	10,623,423	10,168,108	—	53,164,253
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	1,629,685	28,400,495	2,816,136	10,591,794	10,157,386	—	53,595,496
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$3,303,455	$1,545,449	$2,945,543	$1,716,462	$—	$9,510,909
Unpaid Principal Balance	—	3,574,040	1,545,449	2,945,543	1,716,462	—	9,781,494
Related Allowance	—	656,611	253,318	501,463	743,816	—	2,155,208
Average Recorded Investment	—	3,582,928	1,546,182	2,947,171	1,720,705	—	9,796,986
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$1,412,143	$30,147,676	$3,917,915	$11,300,223	$9,179,766	$—	$55,957,723
Unpaid Principal Balance	1,627,142	31,503,484	4,361,585	13,568,966	11,884,570	—	62,945,747
Related Allowance	—	656,611	253,318	501,463	743,816	—	2,155,208
Average Recorded Investment	1,629,685	31,983,423	4,362,318	13,538,965	11,878,091	—	63,392,482
Interest Income Recognized	—	—	—	—	—	—	—

December 31, 2012
With no related allowance recorded:
Recorded Investment	$1,418,548	$24,984,224	$3,919,915	$10,194,785	$7,412,600	$44,100	$47,974,172
Unpaid Principal Balance	1,633,548	26,069,447	4,141,750	11,686,837	8,990,567	229,401	52,751,550
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	1,645,407	26,595,732	4,141,159	11,731,159	9,063,071	229,462	53,405,990
Interest Income Recognized	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$3,508,003	$—	$2,797,978	$2,308,658	$—	$8,614,639
Unpaid Principal Balance	—	3,788,676	—	2,914,197	2,308,658	—	9,011,531
Related Allowance	—	715,630	—	540,107	911,528	—	2,167,265
Average Recorded Investment	—	3,810,663	—	2,907,000	2,311,191	—	9,028,854
Interest Income Recognized	—	—	—	—	—	—	—
Total:
Recorded Investment	$1,418,548	$28,492,227	$3,919,915	$12,992,763	$9,721,258	$44,100	$56,588,811
Unpaid Principal Balance	1,633,548	29,858,123	4,141,750	14,601,034	11,299,225	229,401	61,763,081
Related Allowance	—	715,630	—	540,107	911,528	—	2,167,265
Average Recorded Investment	1,645,407	30,406,395	4,141,159	14,638,159	11,374,262	229,462	62,434,844
Interest Income Recognized	—	—	—	—	—	—	—

Transactions in the allowance for loan losses are summarized below for the periods ended March 31, 2013 and December 31, 2012:

	2013	2012
Balance, beginning of period	$6,726,550	$10,320,259
Provision charged to operations	185,000	3,028,068
Gross loan charge offs	(398,823)	(6,883,023)
Gross loan recoveries	179,551	261,246
Balance, end of period	$6,692,278	$6,726,550
Gross loans outstanding, end of period	$339,840,759	$339,727,732

The following is a summary of information pertaining to our allowance for loan losses at March 31, 2013 and December 31, 2012:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
March 31, 2013
Allowance for loan losses:
Beginning Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Charge-offs	—	(6,936)	—	(141,833)	(225,954)	(24,100)	—	(398,823)
Recoveries	110	—	—	9,030	166,661	3,750	—	179,551
Provision	(190,341)	535,096	225,802	(313,525)	(52,533)	(19,499)	—	185,000
Ending Balance	$193,265	$1,864,300	$281,631	$1,919,390	$2,254,226	$179,466	$—	$6,692,278
Individually evaluated for impairment	—	656,611	253,318	501,463	743,816	—	—	2,155,208
Collectively evaluated for impairment	193,265	1,207,689	28,313	1,417,927	1,510,410	179,466	—	4,537,070
Loans Receivable:
Ending Balance	$17,549,625	$150,774,330	$19,787,492	$110,168,032	$38,751,055	$2,958,203	$—	$339,988,737
Individually evaluated for impairment	1,412,143	30,147,676	3,917,915	11,300,223	9,179,766	—	—	55,957,723
Collectively evaluated for impairment	16,137,482	120,626,654	15,869,577	98,867,809	29,571,289	2,958,203	—	284,031,014

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Beginning Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Charge-offs	(198,894)	(1,074,741)	(288,490)	(2,726,229)	(2,282,282)	(312,387)	—	(6,883,023)
Recoveries	15,534	53,118	—	151,725	28,554	12,315	—	261,246
Provision	(75,292)	(182,240)	(813,401)	1,640,622	2,290,862	469,905	(302,388)	3,028,068
Ending Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Individually evaluated for impairment	—	715,630	—	540,107	911,528	—	—	2,167,265
Collectively evaluated for impairment	383,496	620,510	55,829	1,825,611	1,454,524	219,315	—	4,559,285
Loans Receivable:
Ending Balance	$17,514,053	$150,260,376	$22,000,561	$107,211,438	$39,827,510	$3,057,787	$—	$339,871,725
Individually evaluated for impairment	1,418,548	28,492,227	3,919,915	12,992,763	9,721,258	44,100	—	56,588,811
Collectively evaluated for impairment	16,095,505	121,768,149	18,080,646	94,218,675	30,106,252	3,013,687	—	283,282,914

The allowance for loan losses, as a percent of gross loans outstanding, was 1.97% and 1.98% for periods ended March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, the Bank had 68 loans totaling $26,500,634 or 7.80% of gross loans, in nonaccrual status, of which $7,198,362 were deemed to be troubled debt restructurings.  There were 30 loans totaling $26,193,250 deemed to be troubled debt restructurings not in nonaccrual status at March 31, 2013. At December 31, 2012, the Bank had 66 impaired loans totaling $23,118,345 or 6.81% of loans, net of deferred origination fees, in nonaccrual status, of which $4,723,291 were deemed to be troubled debt restructurings. There were 31 loans totaling $30.2 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2012.  There were no loans contractually past due 90 days or more and still accruing interest at March 31, 2013 or December 31, 2012.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We do not recognize interest income on loans that are impaired.  At March 31, 2013 and December 31, 2012, the Bank had $75,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At March 31, 2013, loans totaling $42.8 million were pledged as collateral at the Federal Home Loan Bank, and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended March 31, 2013 and December 31, 2012 are summarized below:

	2013	2012
Balance, beginning of year	$22,646,747	$18,905,600
Additions	986,945	15,419,912
Sales	(1,153,656)	(10,573,965)
Write-downs	(5,673)	(1,104,800)
Balance, end of period	$22,474,363	$22,646,747

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended March 31, 2013 and December 31, 2012:

	2013	2012
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,409,641	18,409,641
Furniture and equipment	4,780,677	4,760,010
Software	834,684	720,957
Construction in progress	54,111	48,765
Total	27,344,431	27,204,691
Less, accumulated depreciation	5,939,918	5,675,029
Premises, furniture and equipment, net	$21,404,513	$21,529,662

Depreciation expense for the three months ended March 31, 2013 and 2012 amounted to $264,889 and $271,432, respectively.

NOTE 9 - DEPOSITS

At March 31, 2013, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2013	$122,490,349
2014	28,705,070
2015	8,284,274
2016	60,756,441
2017	51,558,822
Thereafter	1,325,224
Total	$273,120,180

The Bank had no wholesale deposits for the periods ended March 31, 2013 and December 31, 2012.

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of one obligations totaling $10.0 million at March 31, 2013. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $12,719,908 and $12,421,961 and fair values of $12,650,450 and $12,450,185 at March 31, 2013 and December 31, 2012, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the periods ended March 31, 2013 and December 31, 2012:

	2013	2012

Amount outstanding at period end	$10,000,000	$10,000,000
Average amount outstanding during the period	10,000,000	17,218,122
Maximum outstanding at any month-end	10,000,000	20,000,000
Weighted average rate paid at period-end	4.40%	4.40%
Weighted average rate paid during the period	4.46%	4.29%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.691% at the period ended March 31, 2013.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

As described in Note 17 below, on March 18, 2012, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.  At March 31, 2013, the amount of accrued interest was $1,851,641.

NOTE 12 — ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2013, advances from the Federal Home Loan Bank (“FHLB”) were comprised of two advances totaling $17.0 million.   On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2010, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%.  On January 29, 2013 the Bank prepaid $10 million of the $18 million advance.  All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain loans.  At March 31, 2013, loans totaling $42.8 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended March 31, 2013 and December 31, 2012:

	2013	2012
Amount outstanding at period end	$17,000,000	$34,000,000
Average amount outstanding during the period	26,333,333	34,000,000
Maximum outstanding at any month-end	24,000,000	34,000,000
Weighted average rate at period-end	2.57%	1.76%
Weighted average rate during the period	2.00%	1.76%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2013 and 2012 are summarized below:

	2013	2012
Professional fees	$128,197	$308,456
Telephone expenses	51,744	50,122
Office supplies, stationery, and printing	21,383	18,222
Insurance	102,307	100,485
Postage	2,047	3,065
Data processing	183,911	190,934
Advertising and marketing	24,838	15,119
FDIC Insurance	269,605	298,972
Other loan related expenses	155,955	29,948
Other	113,366	88,556
Total	$1,053,353	$1,103,879

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Potentially dilutive common share equivalents include common shares issuable upon the exercise of outstanding stock options and warrants.

Basic and diluted loss per share are computed below for the three months ended March 31, 2013 and 2012:

	2013	2012
Basic loss per common share computation:
Net income (loss) available to common shareholders	$(785,056)	$23,687
Average common shares outstanding - basic	4,102,414	4,044,186
Basic net income (loss) per common share	$(.19)	$.01
Diluted loss per common share computation:
Net income (loss) available to common shareholders	$(785,056)	$23,687
Average common shares outstanding - basic	4,102,414	4,044,186
Incremental shares from assumed conversions: Stock options and warrants	—	—
Average common shares outstanding - diluted	4,102,414	4,044,186
Diluted loss per common share	$(.19)	$.01

For the period ended March 31, 2013, there were no stock options that were anti-dilutive compared to 713,488 stock options outstanding that were anti-dilutive for the period ended March 31, 2012.  At March 31, 2013 and 2012, there were 571,821 warrant shares outstanding that were anti-dilutive.  Options and warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

NOTE 16 - REGULATORY MATTERS

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board.  Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.  As of March 31, 2013, the Bank is not in compliance with the provisions outlined in the Consent Order.

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

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at March 31, 2013 and December 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2013
Total capital (to risk-weighted assets)	$25,254,000	6.68%	$30,240,480	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	12,627,000	3.34%	15,120,240	4.00%	N/A	N/A
Tier 1 capital (to average assets)	12,627,000	2.43%	20,797,400	4.00%	N/A	N/A
December 31, 2012
Total capital (to risk-weighted assets)	$27,170,000	6.96%	$31,240,880	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	13,585,000	3.48%	15,620,440	4.00%	N/A	N/A
Tier 1 capital (to average assets)	13,585,000	2.57%	21,112,440	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2013 and December 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2013
Total capital (to risk-weighted assets)	$30,984,000	8.20%	$30,214,140	8.00%	$37,767,670	10.00%
Tier 1 capital (to risk-weighted assets)	26,238,000	6.95%	15,107,070	4.00%	22,660,600	6.00%
Tier 1 capital (to average assets)	26,238,000	5.06%	20,732,360	4.00%	25,915,450	5.00%
December 31, 2012
Total capital (to risk-weighted assets)	$31,460,000	8.06%	$31,214,400	8.00%	$39,018,010	10.00%
Tier 1 capital (to risk-weighted assets)	26,559,000	6.81%	15,607,200	4.00%	23,410,800	6.00%
Tier 1 capital (to average assets)	26,559,000	5.05%	21,052,720	4.00%	26,315,900	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $37,767,670 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $41,464,720 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of March 31, 2013, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 17 - UNUSED LINES OF CREDIT

As of March 31, 2013, the Bank had no unused lines of credit to purchase federal funds from unrelated banks.  A line of credit is available from the FHLB with a remaining credit availability of $61.7 million and an excess lendable collateral value of approximately $10.8 million at March 31, 2013.  In addition, we maintain a $90,197 line of credit with the Federal Reserve Bank.   This line of credit is secured by approximately $420,000 in bonds as of March 31, 2013.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  The dividend payment that was deferred in February, 2012 was the sixth missed dividend payment.  Consequently, the Treasury has appointed an observer to the Board.  As of March 31, 2013, the amount of cumulative unpaid dividend is $1,806,000.

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

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At March 31, 2013, the Bank had $75,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2013.

Amount
Commitments to extend credit	$16,081,970
Standby letters of credit	418,058
Total	$16,500,028

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $3,255 and $0 for the periods ended March 31, 2013 and 2012.  At March 31, 2013, the ESOP has an outstanding loan amounting to $1,175,000.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended March 31, 2013 and December 31, 2012.

	2013	2012
Balance, beginning of year	108,825	129,326
New share purchases	—	—
Shares released to participants	—	(10,413)
Shares allocated to participants	—	(10,088)
Balance, end of period	108,825	108,825

The aggregate fair value of the unallocated shares was $43,530 based on the $0.40 closing price of our common stock on March 31, 2013. The aggregate fair value of the 108,825 unallocated shares was $33,736 based on the $0.31 closing price of our common stock on December 31, 2012.

NOTE 21 — RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $20,021 and $0, for the three months ended March 31, 2013 and 2012, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the three months ended March 31, 2013.

NOTE 22 — TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (TDR’s) amounted to $33,391,612 at March 31, 2013.   The accruing TDR’s were $26,193,250 and the non-accruing TDR’s were $7,198,362 at March 31, 2013.  The troubled debt restructurings (TDR’s) amounted to $34,757,588 at March 31, 2012.   The accruing TDR’s were $24,732,532 and the non-accruing TDR’s were $10,025,056 at March 31, 2012.

The following chart represents the troubled debt restructurings incurred during the quarter ended March 31, 2013:

	For the three months ended
	March 31, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Residential Real Estate	2	$395,653	$395,653
Commercial Real Estate	1	174,598	174,598
Totals	3	$570,251	$570,251

	For the three months ended
	March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Residential Real Estate	2	$720,046	$679,134
Commercial Real Estate	1	851,587	851,587
Totals	3	$1,571,633	$1,530,721

During the three months ended March 31, 2013, the Bank modified three loans that were considered to be troubled debt restructurings.   We extended the terms for these loans and the interest rate was lowered.  During the three months ended March 31, 2012, the Bank modified three loans that were considered to be troubled debt restructurings.   We extended the terms for those loans and the interest rate was lowered.

The following chart represents the troubled debt restructurings that subsequently defaulted during the period ended March 31, 2013.

		For the period ended
	Number	March 31, 2013
	of Contracts	Recorded Investment

Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate Const	1	$66,150

During the period ended March 31, 2013, one loan that had previously been restructured went into default.  There were no loans that were determined to be troubled debt restructurings during the previous four quarters that subsequently defaulted during the quarter ended March 31, 2012.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2013 compared to December 31, 2012 and the results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2012 Annual Report on Form 10-K.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described  under “Risk Factors” in Item 1A of our 2012 Annual Report on Form 10-K and the following:

•                  general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;

•                  a decline in the real estate and lending market, particularly in our market areas, could negatively affect our financial results;

•                  our ability to raise additional capital may be impaired if there is a market disruption and volatility could continue or worsen;

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

•                  we could incur increased funding costs due to market illiquidity, increased competition for funding, and / or increased regulatory requirements with regard to funding;

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

•                  war or terrorist activities could cause deterioration in the economy or cause instability in credit markets;

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

The following discussion describes our results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and also analyzes our financial condition as of March 31, 2013 as compared to December 31, 2012.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2013.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

In response to the challenges facing the financial services sector, several regulatory and governmental actions have included the following:

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

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF was March 31, 2012.  We did not participate in the SBLF.

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

•                  Eliminate, within 30 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss,” and during the Consent Order, within 30 days of receipt of any Report of Examination, eliminate by collection, charge-off, or other proper entry, the remaining balance of any assets classified as “Loss” and 50% of those assets classified “Doubtful”.  This requirement has been completed by the Bank.  This is a continuing requirement with which the Bank is in compliance.

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

Results of Operations

Income Statement Review

Summary

Three months ended March 31, 2013 and 2012

Our net loss was $541,000 for the three months ended March 31, 2013 compared to a net income of $263,000 for the three months ended March 31, 2012.  Net loss before income tax benefit was $541,000 for the three months ended March 31, 2013 compared to net income before income tax benefit of $263,000 for the three months ended March 31, 2012.  The reduction in income from $263,000 to a net loss before tax of $541,000 resulted primarily from a decrease of $1.0 million in net interest income before provision for loan losses, a decrease of $146,000 in noninterest income, a decrease of $40,000 in credit provisions and a decrease of $341,000 in noninterest expense.  The decrease in net interest income is a result of the average interest earning assets decreasing by $28.6 million and the yield on interest earning assets decreasing by 0.88% when compared to the three months ended March 31, 2012.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the three months ended March 31, 2013, our loan portfolio increased $113,00 from the year-end balance.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At March 31, 2013, loans represented 66.2% of total assets, while securities and interest bearing balances represented 22.2% of total assets.  While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio during the ongoing economic recession as loan demand remains soft and investment yields become more attractive on a relative basis.

At March 31, 2013, retail deposits represented $455.6 million, or 91.4% of total funding, which includes total deposits plus borrowings.  Borrowings represented $42.6 million, or 8.6% of total funding, and we had no wholesale deposits.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  We anticipate that our full service banking offices will assist us in meeting these objectives.  We believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income decreased $1.0 million as the result of a decrease in loan revenue of $1.2 million, a decline in investment portfolio revenue of $257,000 partially offset by a decrease in funding costs of $368,000 as compared to the prior period.  For the three months ended March 31, 2013, average interest-bearing liabilities exceeded average interest-earning assets by $25.2 million compared to $20.5 million for the three months ended March 31, 2012.

The impact of the Federal Reserve’s interest rate cuts since August 2007 resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin decreased during the three months ended March 31, 2013 when compared to the same period in 2012, as a result of the Bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the three months ended March 31, 2013 and 2012 were 2.39% and 3.08%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2013 and 2012.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Three Months Ended March 31, 2013 and 2012

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended March 31, 2013 and 2012, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$35,524	$34	0.39%	$41,285	$34	0.33%
Taxable investment securities	85,683	180	0.85%	71,092	437	2.47%
Loans receivable(2)	339,639	4,089	4.88%	377,067	5,239	5.56%
Total earning assets	460,846	4,303	3.79%	489,444	5,710	4.67%

Nonearning assets:
Cash and due from banks	3,132			2,405
Mortgages held for sale	77			282
Premises and equipment, net	21,511			22,190
Other assets	41,096			37,798
Allowance for loan losses	(6,727)			(10,013)
Total nonearning assets	59,089			52,662
Total assets	$519,935			$542,106

Interest-bearing liabilities:
Interest bearing transaction accounts	$52,465	77	0.59%	$26,071	47	0.72%
Savings & money market	105,584	149	0.57%	111,815	209	0.75%
Time deposits less than $100,000	107,586	344	1.30%	116,547	452	1.56%
Time deposits greater than $100,000	168,383	584	1.41%	185,337	680	1.48%
Securities sold under repurchase agreement	10,000	110	4.46%	20,010	188	3.76%
Advances from FHLB	26,333	130	2.00%	34,000	152	1.79%
Junior subordinated debentures	14,434	182	5.10%	14,434	213	5.90%
ESOP borrowings	1,223	14	4.55%	1,425	16	4.49%
Federal funds purchased	—	—	0.00%	269	—	0.01%
Total interest-bearing liabilities	486,008	1,590	1.33%	509,908	1,957	1.54%

Noninterest-bearing liabilities:
Demand deposits	18,324			13,041
Other liabilities	6,001			5,298
Shareholders’ equity	9,602			13,859

Total liabilities and shareholders’ equity	$519,935			$542,106
Net interest income		$2,713			$3,753
Net interest spread			2.46%			3.15%
Net interest margin			2.39%			3.08%

(1)          Annualized for the three month period.

(2)          Includes nonaccruing loans

During the three months ended March 31, 2013, the net interest spread and net interest margin decreased in comparison to the previous period in 2012.  Our net interest spread was 2.46% and 3.15% for the three months ended March 31, 2013 and 2012, respectively. This decrease in net interest spread was due to average earning assets decreasing by $28.6 million and yield lower by 0.88%.  Our net interest margin for the three months ended March 31, 2013 was 2.39% compared to 3.08% for the three months ended March 31, 2012.  During the first quarter of 2013, interest-earning assets averaged $460.8 million, compared to $489.4 million in the same quarter of 2012.  During the same periods, average interest-bearing liabilities were $486.0 million and $509.9 million, respectively.

Interest income for the three months ended March 31, 2013 was $4.3 million, consisting of $4.1 million on loans, $180,000 on investments, and $20,000 on interest bearing balances.  Interest income for the three months ended March 31, 2012 was $5.7 million, consisting of $5.2 million on loans, $437,000 on investments and $23,000 on interest bearing balances.  Interest and fees on loans represented 95.0% and 91.8% of total interest income for the three months ended March 31, 2013 and 2012, respectively.  The decrease in interest income was primarily due to loan balances and yields on loans and investments being lower in the current period which resulted in the decline in interest income when compared to the three months ended March 31, 2012. Income from investments, and interest bearing balances represented 4.7% and 8.2% of total interest income for the three months ended March 31, 2013 and 2012, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 73.7% and 77.0% of average interest-earning assets for the three months ended March 31, 2013 and 2012, respectively.

Interest expense for the three months ended March 31, 2013 was $1.6 million, consisting of $1.2 million related to deposits, $110,000 related to securities sold under repurchase agreements, $182,000 related to junior subordinated debentures, $130,000 related to Federal Home Loan Bank (“FHLB”) advances, and $14,000 related to ESOP borrowings.  Interest expense for the three months ended March 31, 2012 was $2.0 million, consisting of $1.4 million related to deposits, $188,000 related to securities sold under repurchase agreements, $213,000 related to junior subordinated debentures, $152,000 related to Federal Home Loan Bank (“FHLB”) advances, and $16,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended March 31, 2013 and 2012 represented 72.6% and 70.9%, respectively, of total interest expense, while interest expense on other liabilities represented 27.4% and 29.1%, respectively, of total interest expense for the three months ended March 31, 2013 and 2012, respectively.  During the three months ended March 31, 2013, average interest-bearing liabilities were lower than the comparable period ended March 31, 2012 by $23.9 million.

Net interest income, the largest component of our income, was $2.7 million and $3.8 million for the three months ended March 31, 2013 and March 31, 2012, respectively.  The decrease of $1.0 million resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $1.4 million decrease in interest income and a $368,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended March 31, 2013 vs. March 31, 2012				Three Months Ended March 31, 2012 vs. March 31, 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(516)	$(657)	$22	$(1,151)	$(720)	$338	$(10)	$(392)
Taxable investment securities	90	(287)	(60)	(257)	76	(136)	(13)	(73)
Interest bearing balances	(5)	6	(1)	—	13	0	5	18
Total interest income	(431)	(938)	(39)	(1,408)	(631)	202	(18)	(447)

Interest expense
Deposits	(18)	(209)	(7)	(234)	(52)	(205)	18	(239)
Junior subordinated debentures	—	(5)	(2)	(7)	—	6	2	8
Advances from FHLB	(34)	17	(5)	(22)	31	(14)	(2)	15
Securities sold under repurchase agreements	(106)	9	(6)	(103)	(1)	8	2	9
Federal funds purchased	—	—	—	—	—	—	—	—
ESOP borrowings	(2)	—	—	(2)	(2)	0	0	(2)
Other borrowings	—	—	—	—	—	—	—	—
Total interest expense	(160)	(188)	(20)	(368)	(24)	(205)	20	(209)

Net interest income	$(271)	$(750)	$(19)	$(1,040)	$(607)	$407	$(38)	$(238)

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

Three Months Ended March 31, 2013 and 2012

Included in the statement of operations for the three months ended March 31, 2013 and 2012 is a noncash expense related to the provision for loan losses of $185,000 and $225,000 respectively.  The allowance for loan losses was approximately $6.7 million and $9.0 million as of March 31, 2013 and 2012, respectively.  The allowance for loan losses as a percentage of gross loans was 1.97% at March 31, 2013 and 2.40% at March 31, 2012.  At March 31, 2013, we had 68 nonperforming loans totaling approximately $26.5 million.  Net charge offs amounted to approximately $219,000 and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

Noninterest Income

                The following table sets forth information related to our noninterest income during the three months ended March 31, 2013 and 2012:

	2013	2012
	(in thousands)
Service fees on deposit accounts	$10	$13
Residential mortgage origination income	37	40
Gain on sale of investment securities	7	90
Other service fees and commissions	112	113
Bank owned life insurance	108	120
Loss on extinguishment of debt	(44)	—
Other	2	2
Total noninterest income	$232	$378

Three Months Ended March 31, 2013 and 2012

Noninterest income for the three months ended March 31, 2013 was $232,000 compared to $378,000 during the same period in 2012. The decrease was primarily attributable to gains on sale of investment securities.  For the three months ended March 31, 2013, we had $7,000 on gains on sales of investment securities in comparison to $90,000 on gains on sales of investment securities for the same period in 2012.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $37,000 and $40,000 for the three months ended March 31, 2013 and 2012, respectively.  The decrease of $3,000 related primarily to a decrease in origination volume in the mortgage department during the first quarter of 2013.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $10,000 for the three months ended March 31, 2013 compared to $14,000 for the same period in 2012. Other service fees, commissions, and the fee income received from customer NSF transactions decreased $1,000 to $112,000 for the three months ended March 31, 2013, when compared to the same period in 2012.

A reduction of $12,000 in BOLI income was primarily attributable to a smaller increase in the cash surrender value of bank owned life insurance for the three months ended March 31, 2013 when compared to the same period in 2012. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $2,000 and $2,000 for the three months ended March 31, 2013 and 2012, respectively.

Noninterest Expense

                The following table sets forth information related to our noninterest expense for the three months ended March 31, 2013 and 2012:

	2013	2012
	(in thousands)
Salaries and benefits	$1,460	$1,376
Occupancy	412	408
Furniture and equipment expense	210	217
Other real estate owned expense	166	537
Professional fees	128	308
Advertising and marketing	25	15
Insurance	102	100
FDIC assessment	270	299
Data processing and related costs	184	191
Telephone	52	50
Postage	2	3
Office supplies, stationery and printing	21	18
Other loan related expense	156	30
Other	113	90
Total noninterest expense	$3,301	$3,642

Three Months Ended March 31, 2013 and 2012

We incurred noninterest expense of approximately $3.3 million for the three months ended March 31, 2013 compared to $3.6 million for the three months ended March 31, 2012.  The Bank had a recovery of $296,000 which attributed to a decrease in other real estate owned expenses and professional fees and was the primary factor responsible for the decrease in noninterest expense for the three months ended March 31, 2013 compared to the same period in 2012. The remaining differences resulted from decreases of $29,000 in FDIC assessments which were offset by increases of $126,000 in other loan related expenses, $84,000 in salaries and benefits, and $23,000 in other expenses.

Salaries and employee benefits expense was approximately $1.5 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.  These expenses represented 40.6% and 37.8% of our total noninterest expense for the three months ended March 31, 2013 and 2012, respectively.  The $84,000 increase in salaries and employee benefits expense resulted from an increase in base compensation.

Data processing and related costs decreased approximately $7,000, or 3.7%, for the three months ended March 31, 2013 compared to the same period in 2012.  These expenses were $184,000 and $191,000 for the three months ended March 31, 2013 and 2012, respectively.  During the three months ended March 31, 2013, our data processing costs for our core processing system were $170,000 compared to $179,000 for the three months ended March 31, 2012.

Income Tax Expense

Three Months Ended March 31, 2013 and 2012

Our lack of income tax expense or benefit for March 31, 2013 and 2012 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that is more likely than not that the deferred tax asset related to continuing operations at March 31, 2013 will not be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

                At March 31, 2013, we had total assets of $513.1 million, consisting principally of $333.1 million in net loans, $94.7 million in investment securities, $21.4 million in net premises, furniture and equipment, $17.8 million in interest bearing balances and $3.6 million in cash and due from banks.  Our liabilities at March 31, 2013 totaled $504.1 million, consisting principally of $455.6 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $17.0 million in FHLB advances and $1.2 million in borrowings related to the ESOP.  At March 31, 2013, our shareholders’ equity was approximately $9.0 million.

Investments

At March 31, 2013, the $94.7 million in our available-for-sale investment securities portfolio represented approximately 18.5% of our total assets compared to $82.9 million, or 15.7% of total assets, at December 31, 2012.  At March 31, 2013, we held U.S. government agency securities, government sponsored enterprises, small business administration securities, municipal and mortgage-backed securities with a fair value of $94.7 million and an amortized cost of $95.4 million for a net unrealized loss of $745,000.  The increase in unrealized loss was primarily due to higher yield securities being called or sold and replacing these with lower yield securities, as well as changing the mix to a shorter average life throughout the portfolio. We utilize the investment portfolio to provide additional income and to provide liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Contractual maturities and yields on our investments at March 31, 2013 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	$1,012	1.49%	$5,973	3.05%	$6,985	2.82%
SBA loan pools	—	—%	$—	—%	1,014	1.32%	3,337	2.12%	4,351	2.11%
Mortgage-backed securities	—	—%	—	—%	172	2.07%	83,191	0.90%	83,363	0.91%
Total	$—	—%	$—	—%	$2,198	1.74%	$92,501	1.09%	$94,699	1.10%

At March 31, 2013, our investments included government sponsored enterprises with amortized costs of approximately $6.9 million, Small business administration surety bonds with amortized costs of approximately $4.3 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $25.0 million, $26.4 million and $32.8 million, respectively.

Other nonmarketable equity securities at March 31, 2013 consisted of Federal Home Loan Bank stock with a cost of $1.4 million and other investments of approximately $55,000.

The amortized costs and the fair value of our investments at March 31, 2013 and December 31, 2012 are shown in the following table.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$6,939	$6,985	$21,895	$21,929
SBA loan pools	4,345	4,351	—	—
Mortgage-backed securities	84,160	83,363	61,048	61,001
Total	$95,444	$94,699	$82,943	$82.930

Loans

                Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at March 31, 2013 and December 31, 2012 were $339.6 million and $360.9 million, respectively.  Gross loans outstanding at March 31, 2013 and December 31, 2012 were $339.8 million and $339.7 million, respectively.

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

The following table summarizes the composition of our loan portfolio at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$17,549	5.1%	$17,514	5.1%

Real Estate
Mortgage	260,942	76.8%	257,472	75.8%
Construction	58,539	17.2%	61,828	18.2%
Total real estate	319,481	94.0%	319,300	94.0%

Consumer
Consumer	2,958	0.9%	3,058	0.9%
Total Gross Loans	339,988	100.0%	339,872	100.0%
Deferred origination fees, net	(148)	(0.0)%	(144)	(0.0)%

Total gross loans, net of deferred fees	339,840	100.0%	339,728	100.0%
Less: allowance for loan losses	(6,692)		(6,727)
Total loans, net	$333,148		$333,001

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2013:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$7,102	$9,621	$827	$17,550
Real estate	93,958	177,659	47,864	319,481
Consumer	847	2,006	105	2,958
Deferred origination fees	(126)	(22)	—	(148)
Total gross loans, net of deferred fees	$101,781	$189,264	$48,796	$339,841

Gross loans maturing after one year with:
Fixed interest rates				$153,680
Floating interest rates				84,402
Total				$238,082

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

Our methodology for determining our historical loss ratio is to analyze the most recent six quarters’ losses because we believe this period encompasses the most severe economic downturn and resulting credit losses in recent history.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total factor.  The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as substandard which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2013 and 2012.

	2013	2012
	(dollars in thousands)
Balance, beginning of year	$6,727	$10,320
Charge offs, Commercial and Industrial	—	—
Charge offs, Real Estate Mortgage	(150)	(1,066)
Charge offs, Real Estate Construction	(226)	(548)
Charge offs, Consumer	(24)	—
Recoveries, Commercial and Industrial	—	10
Recoveries, Real Estate Mortgage	9	32
Recoveries, Real Estate Construction	167	6
Recoveries, Consumer	4	6
Provision for loan losses	185	225
Balance, end of period	$6,692	$8,985

Total loans outstanding at end of period	$339,840	$373,784
Allowance for loan losses to gross loans	1.97%	2.40%
Net charge-offs to average loans	0.06%	0.41%

Nonperforming Assets

The following table sets forth our nonperforming assets at March 31, 2013 and December 31, 2012:

	2013	2012
	(dollars in thousands)
Nonaccrual loans	$26,501	$23,118
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	29,457	33,471
Total impaired loans	55,958	56,589
Other real estate owned	22,474	22,647
Total nonperforming assets	$78,432	$79,236

Nonperforming assets to total assets	15.29%	15.04%

The Bank had 97 impaired loans at March 31, 2013, totaling $56.0 million and 97 impaired loans totaling $56.6 million at December 31, 2012.  Of the 97 impaired loans at March 31, 2013, it is anticipated that 51 loans totaling approximately $15.5 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional 8 loans amounting to approximately $7.0 million are expected to be paid down or paid in full, and 38 loans totaling approximately $33.4 million are expected to move back to an accruing status. At March 31, 2013 and December 31, 2012, the allowance for loan losses was $6.7 million and $6.7 million, respectively, or 1.97% and 1.98%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on improvements in employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at March 31, 2013 are $11.3 million in residential properties, representing approximately 20.2% of the Bank’s nonperforming loan total.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of March 31, 2013, we had 39 loans with a current principal balance of $18.8 million on the watch list compared to 51 loans with a current principal balance of $25.0 million at December 31, 2012.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $2.1 million at March 31, 2013, compared to $6.6 million at December 31, 2012.  The past due amounts are trending lower as a result of the improving economic enviroment.  At March 31, 2013, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended March 31, 2013 and December 31, 2012, we received approximately $32,000 and $480,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status.  In addition, the Bank held approximately $22.5 million and $22.6 million in other real estate owned at the period ending March 31, 2013 and December 31, 2012, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds.  Accordingly, it has become more difficult to attract local deposits.  In the past, we have chosen to obtain a portion of certificates of deposits from outside of our market.  The deposits obtained outside of our market areas generally have lower rates and maturities than those being offered for similar deposit products in our local market.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We have no wholesale deposits.  Our loan-to-deposit ratio was 74.6% and 75.3% at March 31, 2013 and December 31, 2012, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant the approval.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2013 and the year ended December 31, 2012.

	March 31, 2013		December 31, 2012
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$18,324	—%	$15,586	—%
Interest bearing demand deposits	52,465	0.59%	36,465	0.73%
Savings and money market accounts	105,584	0.57%	104,527	0.66%
Time deposits less than $100,000	107,586	1.30%	113,058	1.46%
Time deposits greater than $100,000	168,383	1.41%	178,385	1.46%
Total deposits	$452,342	1.04%	$448,021	1.16%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Three months or less	$38,052	$17,806
Over three through six months	13,136	36,099
Over six though twelve months	29,753	29,733
Over twelve months	86,236	85,747
Total	$167,177	$169,385

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2013 and the year ended December 31, 2012, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate (1)
	(dollars in thousands)
At or for the three months ended March 31, 2013:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.46%
Advances from FHLB	17,000	2.57%	24,000	26,333	2.00%
Junior subordinated debentures	14,434	5.03%	14,434	14,434	5.10%
ESOP borrowings	1,175	4.50%	1,225	1,223	4.46%
Federal funds purchased	—	—%	—	—	—%

At or for the year ended December 31, 2012:
Securities sold under agreement to repurchase	$10,000	4.40%	$20,000	$17,218	4.29%
Advances from FHLB	34,000	1.76%	34,000	34,000	1.80%
Junior subordinated debentures	14,434	5.03%	14,434	14,434	5.17%
ESOP borrowings	1,225	4.50%	1,425	1,347	4.58%
Federal funds purchased	—	—%	—	203	0.01%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At March 31, 2013, we had $17.0 million in total advances and lines from the FHLB with a remaining credit availability of $61.7 million and an excess lendable collateral value of approximately $10.8 million.  We also have credit availability through the Federal Reserve Discount Window.   As of March 31, 2013, $90,200 was available, based on qualifying collateral.   The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $9.0 million at March 31, 2013 and $10.2 million at December 31, 2012.  The difference is attributable to the amount of preferred stock dividend accrued of $181,000, a decrease of $453,000 in the fair value of available-for-sale securities, and by net loss of $541,000 for the three month period ended March 31, 2013.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the three months ended March 31, 2013 and the year ended December 31, 2012.

	March 31, 2013	December 31, 2012
Return on average assets	(0.03)%	(0.59)%
Return on average equity	(5.64)%	(23.67)%
Equity to assets ratio	1.85%	2.49%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of March 31, 2013, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at March 31, 2013 and December 31, 2012.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

	March 31,	December 31,
Tidelands Bancshares, Inc.	2013	2012
Leverage ratio	2.43%	2.57%
Tier 1 risk-based capital ratio	3.34%	3.48%
Total risk-based capital ratio	6.68%	6.96%

The following table sets forth the Bank’s various capital ratios at March 31, 2013 and December 31, 2012.

	March 31,	December 31,
Tidelands Bank	2013	2012
Leverage ratio	5.06%	5.05%
Tier 1 risk-based capital ratio	6.95%	6.81%
Total risk-based capital ratio	8.20%	8.06%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2013, unfunded commitments to extend credit were $16.1 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2013, there were commitments totaling approximately $418,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 42.3% of our loans were variable rate loans at March 31, 2013 and 67.5% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within one to five years, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2013 and December 31, 2012, our liquid assets, which consist of cash and due from banks, amounted to $21.4 million and $45.4 million, or 4.2% and 8.6% of total assets, respectively.  Our available-for-sale securities at March 31, 2013 and December 31, 2012 amounted to $94.7 million and $82.9 million, or 18.5% and 15.7% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $14.5 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At March 31, 2013, we had $17.0 million in total advances and lines from the FHLB with a remaining credit availability of $61.7 million and an excess lendable collateral value of approximately $10.8 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $90,200 secured by securities.

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

The following table sets forth information regarding our rate sensitivity, as of March 31, 2013, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing balances	$17,814	$—	$—	$—	$17,814
Investment securities	2,817	7,103	17,509	67,270	94,699
Loans	12,411	73,435	177,349	76,646	339,841
Total interest-earning assets	$33,042	$80,538	$194,858	$143,916	$452,354

Interest-bearing liabilities:
Money market and NOW	$119,354	$—	$—	$—	$119,354
Regular savings	45,151	—	—	—	45,151
Time deposits	61,886	80,189	130,688	357	273,120
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	—	10,000	—	10,000
Advances from Federal Home Loan Bank	—	8,000	9,000	—	17,000
ESOP borrowings	1,175	—	—	—	1,175
Total interest-bearing liabilities	$235,814	$88,189	$149,688	$6,543	$480,234

Period gap	$(202,772)	$(7,651)	$45,170	$137,373	$(27,880)
Cumulative gap	$(202,772)	$(210,423)	$(165,253)	$(27,880)	$(27,880)

Ratio of cumulative gap to total earning assets	(44.83)%	(46.52)%	(36.53)%	(6.16)%	(6.16)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2013.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Per the FRB Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments.  Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date.  Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  The dividend payment that was deferred in February, 2012 was the sixth missed dividend payment.  Consequently, the Treasury has appointed an observer to the Board.  As of March 31, 2013, the amount of cumulative unpaid dividend is $1,806,000.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 10, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the three month periods ended March 31, 2013 and 2012, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: May 10, 2013	By:	/s/Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/John D. Dalton
John D. Dalton, Controller and Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 10, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the three month periods ended March 31, 2013 and 2012, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.