Form 10-Q
period 2013-06-30
TIDELANDS BANCSHARES INC
filed 2013-08-09
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2013

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
________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated ☐	Smaller reporting company ☑
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of August 9, 2013.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - June 30, 2013 (Unaudited) and December 31, 2012 (Audited)	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) Six and Three months ended June 30, 2013 and 2012 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Equity Six months ended June 30, 2013 and 2012 (Unaudited)	5

	Consolidated Statements of Cash Flows Six months ended June 30, 2013 and 2012 (Unaudited)	6

	Notes to Consolidated Financial Statements	7-30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	31-60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	61

Item 4.	Controls and Procedures	61

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	61

Item 3.	Defaults Upon Senior Securities	61

Item 6.	Exhibits	62

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Item 1. Financial Statements
Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
Assets:	2013	2012
	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$3,676,578	$1,977,621
Interest bearing balances	15,430,529	43,411,347
Total cash and cash equivalents	19,107,107	45,388,968
Securities available-for-sale	89,242,637	82,929,671
Nonmarketable equity securities	1,449,400	2,383,750
Total securities	90,692,037	85,313,421
Mortgage loans held for sale	391,680	385,000
Loans receivable	340,364,048	339,727,732
Less allowance for loan losses	6,587,703	6,726,550
Loans, net	333,776,345	333,001,182
Premises, furniture and equipment, net	21,195,049	21,529,662
Accrued interest receivable	1,556,291	1,743,229
Bank owned life insurance	15,637,582	15,420,949
Other real estate owned	20,509,256	22,646,747
Other assets	2,060,772	1,241,620
Total assets	$504,926,119	$526,670,778

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$20,503,232	$18,194,239
Interest-bearing transaction accounts	50,420,356	50,524,144
Savings and money market accounts	107,257,863	102,734,674
Time deposits $100,000 and over	168,539,093	169,385,202
Other time deposits	102,792,323	110,055,770
Total deposits	449,512,867	450,894,029

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	17,000,000	34,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	1,125,000	1,225,000
Accrued interest payable	2,578,986	2,302,287
Other liabilities	3,626,342	3,635,333
Total liabilities	498,277,195	516,490,649

Commitments and contingencies-Note 14

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at
June 30, 2013 and December 31, 2012	14,321,528	14,195,052
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176
shares issued and outstanding at June 30, 2013 and December 31, 2012	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at June 30, 2013 and December 31, 2012	1,112,248	1,112,248
Unearned ESOP shares	(1,408,226)	(1,562,049)
Capital surplus	42,924,439	43,073,284
Retained deficit	(48,586,742)	(46,672,617)
Accumulated other comprehensive loss	(1,757,095)	(8,561)
Total shareholders’ equity	6,648,924	10,180,129
Total liabilities and shareholders’ equity	$504,926,119	$526,670,778

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the six and three months ended June 30, 2013 and 2012
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$8,221,994	$9,831,678	$4,133,415	$4,592,378
Securities available for sale, taxable	490,262	1,013,496	310,104	576,267
Interest bearing deposits	30,142	42,502	9,729	19,662
Other interest income	24,673	10,937	11,094	—
Total interest income	8,767,071	10,898,613	4,464,342	5,188,307
Interest expense:
Time deposits $100,000 and over	1,157,123	1,335,873	572,917	656,024
Other deposits	1,058,372	1,352,544	488,096	643,577
Other borrowings	845,928	1,137,865	410,741	569,436
Total interest expense	3,061,423	3,826,282	1,471,754	1,869,037
Net interest income	5,705,648	7,072,331	2,992,588	3,319,270
Provision for loan losses	390,000	535,000	205,000	310,000
Net interest income after provision for loan losses	5,315,648	6,537,331	2,787,588	3,009,270
Noninterest income:
Service charges on deposit accounts	19,120	26,200	8,949	12,621
Residential mortgage origination income	96,843	99,497	60,214	59,607
Gain (loss) on sale of securities available-for-sale	(128,177)	270,781	(135,077)	181,280
Other service fees and commissions	247,861	219,194	135,841	106,001
Increase in cash surrender value of BOLI	216,632	247,592	109,015	127,844
Loss on extinguishment of debt	(43,725)	—	—	—
Other	4,281	3,830	2,285	1,990
Total noninterest income	412,835	867,094	181,227	489,343
Noninterest expense:
Salaries and employee benefits	2,995,590	2,721,777	1,535,675	1,345,816
Net occupancy	829,399	785,409	417,132	377,501
Furniture and equipment	426,301	422,998	216,544	205,754
Other real estate owned expense	366,567	1,056,962	200,973	519,600
Other operating	2,408,138	2,304,025	1,354,785	1,200,146
Total noninterest expense	7,025,995	7,291,171	3,725,109	3,648,817
Income (loss) before income taxes	(1,297,512)	113,254	(756,294)	(150,204)
Income tax benefit	—	—	—	—
Net income (loss)	(1,297,512)	113,254	(756,294)	(150,204)
Accretion of preferred stock to redemption value	126,476	118,344	63,238	59,172
Preferred dividends accrued	490,137	361,200	309,537	180,600
Net loss available to common shareholders	$(1,914,125)	$(366,290)	$(1,129,069)	$(389,976)
Other Comprehensive Income (loss):
Unrealized gain (loss) on securities available for sale	(2,948,393)	576,227	(2,224,204)	1,165,737
Reclassification adjustment for realized gain (loss) on securities available for sale	128,177	(270,781)	135,077	(181,280)
Tax effect	1,071,682	(113,439)	793,868	(371,463)
Total other comprehensive income (loss)	(1,748,534)	192,007	(1,295,259)	612,994
Comprehensive income (loss)	$(3,046,046)	$305,261	$(2,051,553)	$462,790
Loss per common share:
Basic loss per share	$(0.47)	$(0.09)	$(0.28)	$(0.10)
Diluted loss per share	$(0.47)	$(0.09)	$(0.28)	$(0.10)
Weighted average common shares outstanding
Basic	4,103,745	4,094,250	4,105,061	4,096,668
Diluted	4,103,745	4,094,250	4,105,061	4,096,668

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2013 and 2012
(Unaudited)

									Accumulated
									other
			Common			Unearned			Comprehensive
	Preferred Stock		Stock	Common Stock		ESOP	Capital	Retained	income
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	Deficit	(loss)	Total
Balance, December 31, 2011	14,448	$13,958,364	$1,112,248	4,277,176	$42,772	$(1,681,103)	$43,188,836	$(42,560,223)	$(2,612)	$14,058,282
Allocation of unearned ESOP shares							(72,921)			(72,921)
Preferred stock, dividend declared								(361,200)		(361,200)
Accretion of discount on preferred stock		118,344						(118,344)		—
Repayment of ESOP borrowings						74,690				74,690
Net income								113,254		113,254
Other comprehensive income, net of taxes of $113,439, resulting from changes in unrealized gains on available for sales securities.									192,007	192,007

Balance, June 30, 2012	14,448	$14,076,708	$1,112,248	4,277,176	$42,772	$(1,606,413)	$43,115,915	$(42,926,513)	$189,395	$14,004,112

Balance, December 31, 2012	14,448	$14,195,052	$1,112,248	4,277,176	$42,772	$(1,562,049)	$43,073,284	$(46,672,617)	$(8,561)	$10,180,129
Allocation of unearned ESOP shares							(148,845)			(148,845)
Preferred stock, dividend declared								(490,137)		(490,137)
Accretion of discount on preferred stock		126,476						(126,476)		—
Repayment of ESOP borrowings						153,823				153,823
Net loss								(1,297,512)		(1,297,512)
Other comprehensive income, net of taxes of $1,071,682, resulting from changes in unrealized losses on available for sales securities.									(1,748,534)	(1,748,534)

Balance, June 30, 2013	14,448	$14,321,528	$1,112,248	4,277,176	$42,772	$(1,408,226)	$42,924,439	$(48,586,742)	$(1,757,095)	$6,648,924

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the six months ended June 30, 2013 and 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,297,512)	$113,254
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	390,000	535,000
Depreciation and amortization expense	533,173	535,506
Discount accretion and premium amortization	700,609	303,921
Proceeds from sale of residential mortgages	6,908,830	5,305,961
Origination of residential mortgages held-for-sale	(6,915,510)	(5,223,112)
Increase (decrease) in accrued interest receivable	186,939	(181,505)
Increase in accrued interest payable	276,699	180,967
Increase in cash surrender value of life insurance	(216,632)	(247,592)
(Gain) loss from sale of real estate	(31,457)	372,036
(Gain) loss from sale of securities available-for-sale	128,177	(270,781)
Decrease in prepaid FDIC assessment	—	584,434
Decrease in carrying value of other real estate	158,865	292,308
Preferred Stock Dividends accrued	(490,137)	(361,200)
Decrease in other assets	305,312	371,528
Increase (decrease) in other liabilities	(8,990)	166,577
Net cash provided by operating activities	628,366	2,477,302
Cash flows from investing activities:
Purchases of securities available-for-sale	(48,314,300)	(80,746,050)
Proceeds from sales of securities available-for-sale	10,212,122	57,321,969
Proceeds from calls and maturities of securities available-for-sale	29,074,560	5,357,143
Net decrease in loans receivable	(2,971,539)	8,597,080
Purchase of premises, furniture and equipment, net	(290,887)	(69,714)
Proceeds from sale of other real estate owned	3,856,002	5,168,780
Net cash provided(used) by investing activities	(8,434,042)	(4,370,792)
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	6,728,394	7,782,552
Net decrease in certificates of deposit and other time deposits	(8,109,557)	(18,204,799)
Repayment of FHLB advances	(17,000,000)	—
Repayment of ESOP borrowings	(100,000)	(100,000)
Decrease in unearned ESOP shares	4,978	1,770
Net cash used by financing activities	(18,476,185)	(10,520,477)
Net increase (decrease) in cash and cash equivalents	(26,281,861)	(12,413,967)
Cash and cash equivalents, beginning of period	45,388,968	44,162,076
Cash and cash equivalents, end of period	$19,107,107	$31,748,109

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$2,784,724	$3,645,315
Transfer of loans to foreclosed assets	$1,806,376	$7,947,507

See accompanying notes to the consolidated financial statements.

NOTE 1– BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of June 30, 2013 and for the interim periods ended June 30, 2013 and 2012, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the six and three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The financial information as of December 31, 2012 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2012 Annual Report on Form 10-K.

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

Troubled Debt Restructurings (“TDRs”) – The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider.   Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs.  Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms.  Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement.  Nonaccrual TDRS are returned to accruing status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

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

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Income taxes deferred to future years are determined utilizing a liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carry forward.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2
					Level 3
Financial Assets:
Cash and due from banks	$3,676,578	$3,676,578	$3,676,578	$—	$—
Interest bearing balances	15,430,529	15,430,529	15,430,529	—	—
Securities available-for-sale	89,242,637	89,242,637	—	89,242,637	—
Nonmarketable equity securities	1,449,400	1,449,400	—	—	1,449,400
Mortgage loans held for sale	391,680	391,680	—	391,680	—
Loans receivable	340,364,048	338,793,000	—	49,107,767	289,685,233

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$178,181,451	$178,181,451	$—	$178,181,451	$—
Certificates of deposit and other time deposits	271,331,416	270,219,000	—	270,219,000	—
Securities sold under agreements to repurchase	10,000,000	11,251,000	—	11,251,000	—
Advances from Federal Home Loan Bank	17,000,000	17,366,000	—	17,366,000	—
Junior subordinated debentures	14,434,000	14,495,222	—	—	14,495,222
ESOP borrowings	1,125,000	1,125,000	—	1,125,000	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$1,977,621	$1,977,621	$1,977,621	$—	$—
Interest bearing balances	43,411,347	43,411,347	43,411,347	—	—
Securities available-for-sale	82,929,671	82,929,671	—	82,929,671	—
Nonmarketable equity securities	2,383,750	2,383,750	—	—	2,383,750
Mortgage loans held for sale	385,000	385,000	—	385,000	—
Loans receivable	339,727,732	340,179,000	—	54,421,546	285,757,454

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$171,453,057	$171,453,057	$—	$171,453,057	$—
Certificates of deposit and other time deposits	279,440,972	279,672,000	—	279,672,000	—
Securities sold under agreements to repurchase	10,000,000	11,508,000	—	11,508,000	—
Advances from Federal Home Loan Bank	34,000,000	34,478,000	—	34,478,000	—
Junior subordinated debentures	14,434,000	14,586,827	—	—	14,586,827
ESOP borrowings	1,225,000	1,225,000	—	1,225,000	—

	June 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$15,966,591	$—	$15,191,625	$—
Letters of credit	372,746	—	399,041	—

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

Investment Securities Available-for-Sale

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

Loans

Loans that are considered impaired are recorded at fair value on a non-recurring basis.  Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows.   Those impaired loans not requiring a specific charge against allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan.  When the Company records the fair value based on a current appraisal, the fair value measurement is considered a non-recurring Level 3 measurement.

Other Real Estate Owned (OREO)

Other real estate owned is adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as non-recurring Level 3.

Assets measured at fair value on a recurring basis are as follows as of June 30, 2013 and December 31, 2012:

June 30, 2013	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government sponsored enterprises	$—	$6,680,739	$—
Mortgage-backed securities		70,363,951
SBA loan pools	—	12,197,947	—
Available-for-sale investment securities	—	89,242,637	—
Total	$—	$89,242,637	$—

December 31, 2012
Government sponsored enterprises	$—	$21,929,021	$—
Mortgage-backed securities	—	61,000,650	—
Available-for-sale investment securities	—	82,929,671	—
Total	$—	$82,929,671	$—

Assets measured at fair value on a non-recurring basis are as follows as of June 30, 2013 and December 31, 2012:

June 30, 2013	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$49,107,767
Other real estate owned	—	—	20,509,256
Mortgage loans held for sale	—	391,680	—
Total	$—	$391,680	$69,617,023
December 31, 2012
Impaired loans	$—	$—	$54,421,546
Other real estate owned	—	—	22,646,747
Mortgage loans held for sale	—	385,000	—
Total	$—	$385,000	$77,068,293

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$20,509,256	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs

Impaired loans	$49,107,767	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At June 30, 2013 and December 31, 2012, the Bank did not have a deposit on hand with the Federal Reserve Bank to meet this requirement.  At June 30, 2013, the Bank had $1.2 million in actual currency and cash on hand, $2.5 million in due from non-interest bearing balances and $15.4 million in due from interest bearing balances. At June 30, 2013, the Company had $1.3 million in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
June 30, 2012	Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$6,939,283	$4,746	$263,290	$6,680,739
Mortgage-backed securities	72,752,882	35,216	2,424,147	70,363,951
SBA loan pools	12,384,496	803	187,352	12,197,947
Total	$92,076,661	$40,765	$2,874,789	$89,242,637

December 31, 2012
Government-sponsored enterprises	$21,895,143	$44,443	$10,565	$21,929,021
Mortgage-backed securities	61,048,336	170,672	218,358	61,000,650
Total	$82,943,479	$215,115	$228,923	$82,929,671

The amortized cost and estimated fair values of investment securities at June 30, 2013, by contractual maturity dates, are shown in the following chart.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,024,881	2,030,400
Due after ten years	17,298,898	16,848,286
Subtotal	19,323,779	18,878,686
Mortgage-backed securities	72,752,882	70,363,951
Total Securities	$92,076,661	$89,242,637

At June 30, 2013 and December 31, 2012, investment securities with book values of $14,552,907 and $14,321,961 and market values of $14,060,966 and $14,360,697, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $26,187,123 for the six months ended June 30, 2013. The gross realized gain on the sale of investment securities totaled $12,833 with gross realized losses of $141,010 resulting in a net realized loss of $128,177 for the six months ending June 30, 2013.  Gross proceeds from the sale of investment securities totaled $57,321,969 for the six months ended June 30, 2012. The gross realized gain on the sale of investment securities totaled $296,471 with gross realized losses of $25,690 resulting in a net realized gain of $270,781 for the six months ending June 30, 2012.  Gross proceeds from the sale of investment securities totaled $10,212,123 for the three months ended June 30, 2013. The gross realized gain on the sale of investment securities totaled $5,933 with gross realized losses of $141,010 resulting in a net realized loss of $135,077 for the three months ending June 30, 2013.  Gross proceeds from the sale of investment securities totaled $42,844,660 for the three months ended June 30, 2012. The gross realized gain on the sale of investment securities totaled $181,280 with gross realized losses of $0 resulting in a net realized gain of $181,280 for the three months ending June 30, 2012.  The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealize losses	Fair value	Unrealized losses
June 30, 2013
Government-sponsored enterprises	$5,664,489	$263,290	$—	$—	$5,664,489	$263,290
Mortgage-backed securities	65,020,148	2,424,147	—	—	65,020,148	2,424,147
SBA loan pools	9,672,547	187,352	—	—	9,672,547	187,352
	$80,357,184	$2,874,789	$—	$—	$80,357,184	$2,874,789

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2012
Government-sponsored enterprises	$4,096,526	$10,565	$—	$—	$4,096,526	$10,565
Mortgage-backed securities	25,594,591	218,358	—	—	25,594,591	218,358
	$29,691,117	$228,923	$—	$—	$29,691,117	$228,923

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were no securities in a continuous loss position for 12 months or more at June 30, 2013 and December 31, 2012. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of stock in community bank holding companies of $54,500 and $55,250 as of June 30, 2013 and December 31, 2012, and the Federal Home Loan Bank stock which has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At June 30, 2013 and December 31, 2012, the Company’s investment in Federal Home Loan Bank stock was $1,394,900 and $2,328,500, respectively.

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

NOTE 6 – LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended June 30, 2013 and December 31, 2012:
	2013	2012
Real estate – construction	$58,977,845	$61,828,071
Real estate – mortgage	260,684,210	257,471,814
Commercial and industrial	17,930,670	17,514,053
Consumer and other	2,870,488	3,057,787
Total loans receivable, gross	340,463,213	339,871,725
Deferred origination fees, net	(99,165)	(143,993)
Total loans receivable, net of deferred origination fees	340,364,048	339,727,732
Less allowance for loan losses	6,587,703	6,726,550
Total loans receivable, net of allowance for loan losses	$333,776,345	$333,001,182

The composition of gross loans by rate type is as follows for the periods ended June 30, 2013 and December 31, 2012:

	2013	2012
Variable rate loans	$136,356,332	$145,603,038
Fixed rate loans	204,007,716	194,124,694
Total gross loans	$340,364,048	$339,727,732

The following is an analysis of our loan portfolio by credit quality indicators at June 30, 2013 and December 31, 2012:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2013	2012	2013	2012	2013	2012
Grade:
Pass	$16,208,138	$15,141,551	$118,905,481	$110,986,821	$16,684,302	$17,702,278
Special Mention	124,768	338,313	5,905,728	13,738,175	372,090	378,368
Substandard	1,597,764	2,034,189	26,484,113	25,535,380	3,817,895	3,919,915
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$17,930,670	$17,514,053	$151,295,322	$150,260,376	$20,874,287	$22,000,561

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2013	2012	2013	2012	2013	2012
Grade:
Pass	$92,154,674	$83,755,181	$27,776,507	$26,081,066	$2,730,831	2,915,207
Special Mention	6,489,403	6,685,136	3,723,385	3,824,603	52,021	4,320
Substandard	10,744,811	16,771,121	6,603,666	9,921,841	87,636	138,260
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$109,388,888	$107,211,438	$38,103,558	$39,827,510	$2,870,488	$3,057,787

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

Special Mention - Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at June 30, 2013 and December 31, 2012:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
June 30, 2013
Accruing Loans Paid Current	$16,507,669	$142,175,691	$18,598,841	$102,633,202	$30,352,717	$2,843,777	$313,111,897
Accruing Loans Past Due:
30-59 Days	83,168	1,036,977	—	1,843,029	1,197,501	26,711	4,187,386
60-89 Days	10,162	919,700	—	291,488	71,875	—	1,293,225
Total Loans Past Due	93,330	1,956,677	—	2,134,517	1,269,376	26,711	5,480,611
Loans Receivable on Nonaccrual Status	$1,329,671	$7,162,954	$2,275,446	$4,621,169	$6,481,465	$—	$21,870,705
Total Loans Receivable	$17,930,670	$151,295,322	$20,874,287	$109,388,888	$38,103,558	$2,870,488	$340,463,213

December 31, 2012
Accruing Loans Paid Current	$15,967,993	$140,922,353	$19,628,095	$98,233,478	$32,495,427	$2,901,568	$310,148,914
Accruing Loans Past Due:
30-59 Days	11,240	2,129,155	—	2,314,230	243,937	112,119	4,810,681
60-89 Days	116,272	1,299,221	—	305,095	73,197	—	1,793,785
Total Loans Past Due	127,512	3,428,376	—	2,619,325	317,134	112,119	6,604,466
Loans Receivable on Nonaccrual Status	$1,418,548	$5,909,647	$2,372,466	$6,358,635	$7,014,949	$44,100	$23,118,345
Total Loans Receivable	$17,514,053	$150,260,376	$22,000,561	$107,211,438	$39,827,510	$3,057,787	$339,871,725

The following is a summary of information pertaining to impaired and nonaccrual loans at June 30, 2013 and December 31, 2012:

	2013	2012
Impaired loans without a valuation allowance	$40,620,700	$47,974,172
Impaired loans with a valuation allowance	10,624,036	8,614,639
Total impaired loans	$51,244,736	$56,588,811
Valuation allowance related to impaired loans	$2,136,969	$2,167,265
Average of impaired loans during the period	$56,140,792	$62,434,844
Total nonaccrual loans	$21,870,705	$23,118,345
Total loans past due 90 days and still accruing interest	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$34,094,567	$34,929,918

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at June 30, 2013 and December 31, 2012:

June 30, 2013	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$466,343	$26,325,439	$2,275,447	$6,939,978	$4,613,493	$—	$40,620,700
Unpaid Principal Balance	681,342	26,590,542	2,816,136	9,033,689	5,295,541	—	44,417,250
Related Allowance	—	—	—	—	—	—
Average Recorded Investment	684,464	27,152,392	2,816,136	9,080,042	5,650,692	—	45,383,726
Interest Income Recognized	—	485,635	—	79,401	11,722	—	576,758
With an allowance recorded:
Recorded Investment	$863,328	$3,289,704	$1,542,448	$2,938,383	$1,990,173	$—	$10,624,036
Unpaid Principal Balance	863,328	3,560,288	1,542,448	2,938,383	1,990,173	—	10,894,620
Related Allowance	150,528	439,943	77,448	891,288	577,762	—	2,136,969
Average Recorded Investment	686,886	3,575,376	1,545,338	2,944,464	2,005,002	—	10,757,066
Interest Income Recognized	—	16,798	30,653	68,660	11,100	—	127,211
Total:
Recorded Investment	$1,329,671	$29,615,143	$3,817,895	$9,878,361	$6,603,666	$—	$51,244,736
Unpaid Principal Balance	1,544,670	30,150,830	4,358,584	11,972,072	7,285,714	—	55,311,870
Related Allowance	150,528	439,943	77,448	891,288	577,762	—	2,136,969
Average Recorded Investment	1,371,350	30,727,768	4,361,474	12,024,506	7,655,694	—	56,140,792
Interest Income Recognized	—	502,433	30,653	148,061	22,822	—	703,969

December 31, 2012
With no related allowance recorded:
Recorded Investment	$1,418,548	$24,984,224	$3,919,915	$10,194,785	$7,412,600	$44,100	$47,974,172
Unpaid Principal Balance	1,633,548	26,069,447	4,141,750	11,686,837	8,990,567	229,401	52,751,550
Related Allowance	—	—	—	—	—	—	—
Average Recorded Investment	1,645,407	26,595,732	4,141,159	11,731,159	9,063,071	229,462	53,405,990
Interest Income Recognized	10,630	917,909	191,402	381,123	217,208	4,485	1,722,757
With an allowance recorded:
Recorded Investment	$—	$3,508,003	$—	$2,797,978	$2,308,658	$—	$8,614,639
Unpaid Principal Balance	—	3,788,676	—	2,914,197	2,308,658	—	9,011,531
Related Allowance	—	715,630	—	540,107	911,528	—	2,167,265
Average Recorded Investment	—	3,810,663	—	2,907,000	2,311,191	—	9,028,854
Interest Income Recognized	—	43,766	—	100,497	44,071	—	188,334
Total:
Recorded Investment	$1,418,548	$28,492,227	$3,919,915	$12,992,763	$9,721,258	$44,100	$56,588,811
Unpaid Principal Balance	1,633,548	29,858,123	4,141,750	14,601,034	11,299,225	229,401	61,763,081
Related Allowance	—	715,630	—	540,107	911,528	—	2,167,265
Average Recorded Investment	1,645,407	30,406,395	4,141,159	14,638,159	11,374,262	229,462	62,434,844
Interest Income Recognized	10,630	961,675	191,402	481,620	261,279	4,485	1,911,091

Transactions in the allowance for loan losses are summarized below for the periods ended June 30, 2013 and December 31, 2012:

	2013	2012
Balance, beginning of period	$6,726,550	$10,320,259
Provision charged to operations	390,000	3,028,068
Gross loan charge offs	(1,496,314)	(6,883,023)
Gross loan recoveries	967,467	261,246
Balance, end of period	$6,587,703	$6,726,550
Gross loans outstanding net of deferred fees, end of period	$340,364,048	$339,727,732

The following is a summary of information pertaining to our allowance for loan losses at June 30, 2013 and December 31, 2012:

June 30, 2013	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Charge-offs	(301,021)	(6,937)	(97,020)	(693,890)	(372,858)	(24,588)	—	(1,496,314)
Recoveries	10,741	384,262	—	33,220	530,165	9,079	—	967,467
Provision	414,493	(108,724)	192,405	763,643	(793,488)	(78,329)	—	390,000
Ending Balance	$507,709	$1,604,741	$151,214	$2,468,691	$1,729,871	$125,477	$—	$6,587,703
Individually evaluated for impairment	150,528	439,943	77,448	891,288	577,762	—	—	2,136,969
Collectively evaluated for impairment	357,181	1,164,798	73,766	1,577,403	1,152,109	125,477	—	4,450,734
Loans Receivable:
Ending Balance	$17,930,670	$151,295,322	$20,874,287	$109,388,888	$38,103,558	$2,870,488	$—	$340,463,213
Individually evaluated for impairment	1,329,671	29,615,143	3,817,895	9,878,361	6,603,666	—	—	51,244,736
Collectively evaluated for impairment	16,600,999	121,680,179	17,056,392	99,510,527	31,499,892	2,870,488	—	289,218,477

December 31, 2012	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Charge-offs	(198,894)	(1,074,741)	(288,490)	(2,726,229)	(2,282,282)	(312,387)	—	(6,883,023)
Recoveries	15,534	53,118	—	151,725	28,554	12,315	—	261,246
Provision	(75,292)	(182,240)	(813,401)	1,640,622	2,290,862	469,905	(302,388)	3,028,068
Ending Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Individually evaluated for impairment	—	715,630	—	540,107	911,528	—	—	2,167,265
Collectively evaluated for impairment	383,496	620,510	55,829	1,825,611	1,454,524	219,315	—	4,559,285
Loans Receivable:
Ending Balance	$17,514,053	$150,260,376	$22,000,561	$107,211,438	$39,827,510	$3,057,787	$—	$339,871,725
Individually evaluated for impairment	1,418,548	28,492,227	3,919,915	12,992,763	9,721,258	44,100	—	56,588,811
Collectively evaluated for impairment	16,095,505	121,768,149	18,080,646	94,218,675	30,106,252	3,013,687	—	283,282,914

The allowance for loan losses, as a percent of gross loans outstanding, was 1.94% and 1.98% for periods ended June 30, 2013, and December 31, 2012, respectively.  At June 30, 2013, the Bank had 56 loans, totaling $21,870,705 or 6.42% of gross loans, in nonaccrual status, of which $7,984,376 were deemed to be troubled debt restructurings.  There were 30 loans, totaling $26,110,191, deemed to be troubled debt restructurings not in nonaccrual status at June 30, 2013.  At December 31, 2012, the Bank had 66 impaired loans, totaling $23,118,345 or 6.81% of loans, net of deferred origination fees, in nonaccrual status, of which $4,723,291 were deemed to be troubled debt restructurings. There were 31 loans, totaling $30.2 million, deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2012.  There were no loans contractually past due 90 days or more and still accruing interest at June 30, 2013 or December 31, 2012. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. At June 30, 2013 and December 31, 2012, the Bank had $60,000 and $75,000 respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At June 30, 2013, loans totaling $45.3 million were pledged as collateral at the Federal Home Loan Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended June 30, 2013 and December 31, 2012 are summarized below:

	2013	2012
Balance, beginning of year	$22,646,747	$18,905,600
Additions	1,806,376	15,419,912
Sales	(3,785,002)	(10,573,965)
Write-downs	(158,865)	(1,104,800)
Balance, end of period	$20,509,256	$22,646,747

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended June 30, 2013 and December 31, 2012:

	2013	2012
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,409,641	18,409,641
Furniture and equipment	4,805,307	4,760,010
Software	853,939	720,957
Construction in progress	69,047	48,765
Total	27,403,252	27,204,691
Less, accumulated depreciation	6,208,203	5,675,029
Premises, furniture and equipment, net	$21,195,049	$21,529,662

Depreciation expense for the six months ended June 30, 2013 and 2012 amounted to $533,173 and $535,506, respectively.

NOTE 9 - DEPOSITS

At June 30, 2013, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2013	$74,252,147
2014	59,095,997
2015	23,787,338
2016	61,359,140
2017	51,259,488
Thereafter	1,577,306
Total	$271,331,416

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of one obligation totaling $10.0 million at June 30, 2013. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $12,702,907 and $12,421,961 and fair values of $12,313,519 and $12,450,185 at June 30, 2013 and December 31, 2012, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the periods ended June 30, 2013 and December 31, 2012:

	2013	2012
Amount outstanding at period end	$10,000,000	$10,000,000
Average amount outstanding during the period	10,000,000	17,218,122
Maximum outstanding at any month-end	10,000,000	20,000,000
Weighted average rate paid at period-end	4.40%	4.40%
Weighted average rate paid during the period	4.41%	4.29%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month
LIBOR plus 1.38%, which was 1.664% at the period ended June 30, 2013.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.  As of June 30, 2013, the amount of accrued interest was $2,029,649.

As described in Note 16 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

NOTE 12 – ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2013, advances from the Federal Home Loan Bank (“FHLB”) were comprised of two advances totaling $17.0 million.   On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 22, 2010, the Bank borrowed $18.0 million under a 3-year advance at a fixed rate of 1.02%.  On January 29, 2013 the Bank prepaid $10 million of the $18 million advance.  All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain loans.  At June 30, 2013, loans totaling $45.3 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended June 30, 2013 and December 31, 2012:

	2013	2012
Amount outstanding at period end	$17,000,000	$34,000,000
Average amount outstanding during the period	21,641,000	34,000,000
Maximum outstanding at any month-end	34,000,000	34,000,000
Weighted average rate at period-end	2.57%	1.76%
Weighted average rate during the period	2.24%	1.76%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the six and three months ended June 30, 2013 and 2012 are summarized below:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Professional fees	$677,821	$671,366	$549,623	$362,910
Telephone expenses	104,454	101,683	52,710	51,561
Office supplies, stationery, and printing	40,528	32,159	19,144	13,937
Insurance	202,173	200,692	99,866	100,207
Postage	5,466	5,041	3,419	1,976
Data processing	375,183	376,962	191,272	186,028
Advertising and marketing	114,114	40,998	89,276	25,879
FDIC Assessment	560,231	591,205	290,626	292,233
Other loan related expense	220,822	97,414	64,867	67,466
Other	107,346	186,505	(6,018)	97,949
Total	$2,408,138	$2,304,025	$1,354,785	$1,200,146

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

NOTE 15 – INCOME (LOSS) PER SHARE

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

Basic and diluted loss per share are computed below for the six and three months ended June 30, 2013 and 2012:

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic net loss per share computation:
Net loss available to common shareholders	$(1,914,125)	$(366,290)	$(1,129,069)	$(389,976)
Average common shares outstanding – basic	4,103,745	4,094,250	4,105,061	4,096,668
Basic net loss per share	$(0.47)	$(0.09)	$(0.28)	$(0.10)
Diluted net loss per share computation:
Net loss available to common shareholders	$(1,914,125)	$(366,290)	$(1,129,069)	$(389,976)
Average common shares outstanding – basic	4,103,745	4,094,250	4,105,061	4,096,668
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding – diluted	4,103,745	4,094,250	4,105,061	4,096,668
Diluted net loss per share	$(0.47)	$(0.09)	$(0.28)	$(0.10)

For the period ended June 30, 2013 and June 30, 2012 there were no stock options that were dilutive.  At June 30, 2013 and 2012, there were 571,821 warrant shares outstanding that were anti-dilutive.  Options and warrants are considered anti-dilutive due to the net loss for each period.

NOTE 16 - REGULATORY MATTERS

As reported in the Form 8-K filed on March 22, 2011, the Company entered into a written agreement (the “FRB Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) on March 18, 2011.   The FRB Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. The Bank’s lending and deposit operations continue to be conducted in the usual and customary manner, and all other products, services and hours of operation remain the same.  All Bank deposits will remain insured by the FDIC to the maximum extent allowed by law.

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board.  Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.  As of June 30, 2013, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at June 30, 2013 and December 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2013
Total capital (to risk-weighted assets)	$22,416,000	6.00%	$29,889,680	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	11,208,000	3.00%	14,944,840	4.00%	N/A	N/A
Tier 1 capital (to average assets)	11,208,000	2.20%	20,341,040	4.00%	N/A	N/A
December 31, 2012
Total capital (to risk-weighted assets)	$27,170,000	6.96%	$31,240,880	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	13,585,000	3.48%	15,620,440	4.00%	N/A	N/A
Tier 1 capital (to average assets)	13,585,000	2.57%	21,112,440	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2013 and December 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2013
Total capital (to risk-weighted assets)	$30,260,000	8.11%	$29,863,360	8.00%	$37,329,200	10.00%
Tier 1 capital (to risk-weighted assets)	25,569,000	6.85%	14,931,680	4.00%	22,397,520	6.00%
Tier 1 capital (to average assets)	25,569,000	5.05%	20,256,480	4.00%	25,320,600	5.00%
December 31, 2012
Total capital (to risk-weighted assets)	$31,460,000	8.06%	$31,214,400	8.00%	$39,018,010	10.00%
Tier 1 capital (to risk-weighted assets)	26,559,000	6.81%	15,607,200	4.00%	23,410,800	6.00%
Tier 1 capital (to average assets)	26,559,000	5.05%	21,052,720	4.00%	26,315,900	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $37,329,200 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $40,512,960 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of June 30, 2013, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 17 - UNUSED LINES OF CREDIT

As of June 30, 2013, the Bank had no unused lines of credit to purchase federal funds from unrelated banks.  A line of credit is available from the FHLB with a remaining credit availability of $59.7 million and an excess lendable collateral value of approximately $12.4 million at June 30, 2013.  In addition, we maintain a $55,900 line of credit with the Federal Reserve Bank.  This line of credit is secured by approximately $420,000 in bonds as of June 30, 2013.

NOTE 18 - SHAREHOLDERS’ EQUITY

Preferred Stock - In December 2008, in connection with the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”), established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury 14,448 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Preferred Stock”), having a liquidation preference of $1,000 per share.  The Preferred Stock qualifies as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  We must consult with the Federal Reserve before we may redeem the Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.  The Preferred Stock has a call feature after three years. In connection with the sale of the Preferred Stock, the Company also issued to the U.S. Treasury a ten-year warrant to purchase up to 571,821 shares of the Company’s common stock (the “Warrants”), par value $0.01 per share at an initial exercise price of $3.79 per share.  Please see the Form 8-K we filed with the SEC on December 19, 2008, for additional information about the Series T Preferred Stock and the CPP Warrant.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. The company deferred its eleventh dividend payment in May 2013.  The Treasury has appointed an observer to the Board.  As of June 30, 2013, the amount of cumulative unpaid dividends is $2,115,537.

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

As described above, on March 18, 2011, the Company entered into the FRB Written Agreement with the FRB which, among other things, prohibits the Company’s declaring or paying any dividends or directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior approval of the FRB.

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At June 30, 2013, the Bank had $60,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2013.

Amount
Commitments to extend credit	$15,966,591
Standby letters of credit	372,746
Total	$16,339,337

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $4,978 and $0 for the periods ended June 30, 2013 and 2012.  At June 30, 2013, the ESOP has an outstanding loan amounting to $1,125,000.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended June 30, 2013 and December 31, 2012:

	2013	2012
Balance, beginning of year	108,825	129,326
New share purchases	—	—
Shares released to participants	—	(10,413)
Shares allocated to participants	—	(10,088)
Balance, end of period	108,825	108,825

The aggregate fair value of the 108,825 unallocated shares was $27,206 based on the $0.25 closing price of our common stock on June 30, 2013. The aggregate fair value of the 108,825 unallocated shares was $33,736 based on the $0.31 closing price of our common stock on December 31, 2012.

NOTE 21 – RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $41,717 and $0 for the six months ended June 30, 2013 and 2012, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the six months ended June 30, 2013 or June 30, 2012.

NOTE 22 – TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (TDR’s) amounted to $34,094,567 at June 30, 2013.   The accruing TDR’s were $26,110,191 and the non-accruing TDR’s were $7,984,376 at June 30, 2013.  The troubled debt restructurings (TDR’s) amounted to $31,577,097 at June 30, 2012.   The accruing TDR’s were $21,942,682 and the non-accruing TDR’s were $9,634,415 at June 30, 2012.

The following chart represents the troubled debt restructurings incurred during the three and six months ended June 30, 2013 and 2012:

	For the Six Months ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential Real Estate	2	$395,653	$395,653
Commercial Real Estate	2	1,808,905	1,808,905
Totals	4	$2,204,558	$2,204,558

	For the Six Months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential Real Estate	9	$1,536,716	$1,495,804
Residential Real Estate Construction	3	335,413	335,413
Consumer	1	948,005	948,005
Commercial Real Estate	2	1,077,367	1,077,367
Totals	14	$3,897,501	$3,856,589

	For the Three Months ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	1	$1,634,307	$1,634,307
Totals	1	$1,634,307	$1,634,307

	For the Three Months ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential Real Estate	6	$816,670	$816,670
Residential Real Estate Construction	3	335,413	335,413
Consumer	1	948,005	948,005
Commercial Real Estate	1	255,780	255,780
Totals	11	$2,355,868	$2,355,868

During the six months ended June 30, 2013, the Bank modified 4 loans that were considered to be troubled debt restructurings.   We extended the terms and lowered the interest rate for these 4 loans.  During the three months ended June 30, 2013, the Bank modified 1 loan that was considered to be a troubled debt restructuring.  During the six months ended June 30, 2012, the Bank modified 14 loans that were considered to be troubled debt restructurings.  We extended the terms and lowered the interest rate for these 14 loans.  During the three months ended June 30, 2012 the Bank modified 11 loans that were considered to be troubled debt restructurings.

	For the Six Months Ended June 30, 2013
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Residential Real Estate Construction	1	$66,150

	For the Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Residential Real Estate	1	$293,200

	For the Three Months Ended June 30, 2013
	Number of Contracts	Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Residential Real Estate	1	$293,200

During the six months ended June 30, 2013, one loan that had previously been restructured defaulted.  There were no loans that were determined to be troubled debt restructurings that subsequently defaulted during the three months ended June 30, 2013.  During the six months ended June 30, 2012, one loan that had been previously restructured defaulted during the second quarter.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2013 compared to December 31, 2012 and the results of operations for the six and three months ended June 30, 2013 compared to the six and three months ended June 30, 2012. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2012 Annual Report on Form 10-K.

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

●
general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;

●	a decline in the real estate and lending market, particularly in our market areas, could negatively affect our financial results;

●	our ability to raise additional capital may be impaired if there is a market disruption and volatility could continue or worsen;

●
the results of our most recent external, independent review of our credit risk assets may not accurately project the adverse effects on our financial condition if the economy were to continue to deteriorate;

●
restrictions or conditions imposed by the Federal Reserve Bank of Richmond on our operations, including the terms of the FRB Written Agreement dated March 18, 2011, may make it make difficult for us to achieve our goals;

●	our ability to comply with our Consent Order and potential regulatory actions if we fail to comply;

●	our ability to maintain appropriate levels of capital, including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums;

●	our ability to complete the sale of our loans held for sale, specifically at values equal or above the currently recorded loan balances which would not result in additional writedowns;

●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

●	we could incur increased funding costs due to market illiquidity, increased competition for funding, and / or increased regulatory requirements with regard to funding;

●	changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;

●	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged;

●	competitive pressures among depository and other financial institutions may increase significantly;

●	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make;

●	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can;

●	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

●	adverse changes may occur in the bond and equity markets;

●	war or terrorist activities could cause deterioration in the economy or cause instability in credit markets;

●	economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and

●	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the SEC.

We are unable to project what effect these uncertain market conditions will have on our Company.  There can be no assurance that the recent extended period of market volatility and disruption will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the six and three months ended June 30, 2013 as compared to the six and three months ended June 30, 2012 and also analyzes our financial condition as of June 30, 2013 as compared to December 31, 2012.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2013 and our audited consolidated financial statements included in our 2012 form 10-K.

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

    We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

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

●
On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable.

●
On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

o
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

o
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

●
On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA.  Among other things, the Financial Stability Plan includes:

●	A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the CPP;

●	A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

●
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

●
On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

●
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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.”  The findings of the supervisory initiatives will be included in reports of examination.    Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

●
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

o
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

o
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

o
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

o
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

o
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions.

o	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

o	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

o
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

●
In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which seek to establish new capital requirements for certain banking organizations.  On June 7, 2012 the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that encompass certain aspects of Basel III with respect to capital and liquidity.  On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operational and transitional issues identified in the large volume of public comments received.  The proposed rules, if adopted, would lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  The ultimate impact of the US implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent on the terms of the final regulations, which may differ from the proposed regulations.  At this point, the Company cannot determine the ultimate effect that any final regulations, if enacted would have on its earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.  On July 18, 2013, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019

●
On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.  On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF was March 31, 2012.  We did not participate in the SBLF.

●
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

Recent Regulatory Development

I.     Federal Reserve Board

As reported in our Current Report on Form 8-K filed on March 22, 2011, the Company entered into a Written Agreement (the “FRB Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) on March 18, 2011.   The FRB Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. The Bank’s lending and deposit operations continue to be conducted in the usual and customary manner, and all other products, services and hours of operation remain the same.  All Bank deposits will remain insured by the FDIC to the maximum extent allowed by law.

Pursuant to the FRB Written Agreement, the Company agreed to seek the prior written approval of the FRB before (i) declaring or paying any dividends, (ii) directly or indirectly taking dividends or any other form of payment representing a reduction in capital from the Bank, (iii) directly or indirectly making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (iv) directly or indirectly incurring, increasing or guaranteeing any debt, or (v) directly or indirectly purchasing or redeeming any shares of its stock.

Pursuant to its plans to preserve capital and to inject more capital into the Bank, the Company has no plans to undertake any of the foregoing activities.

The Company has submitted, and the FRB has approved a written plan designed to maintain sufficient capital at the Company on a consolidated basis.  Although the FRB Written Agreement does not contain specific target capital ratios or specific timelines, the plan must address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

The Company also agreed to comply with certain notice provisions set forth in the Federal Deposit Insurance Act and Board of Governors’ Regulations in appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position.  The Company is also required to comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations.  The Company is providing quarterly progress reports on all provisions of the FRB Written Agreement.

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

●
Establish, within 60 days from the effective date of the Consent Order, a board committee to monitor compliance with the Consent Order, consisting of at least four members of the board, three of whom shall not be officers of the Bank.  This requirement has been completed by the Bank.

●
Develop, within 60 days from the effective date of the Consent Order, a written management plan that addresses specific areas in the Joint Report of Examinations dated as of June 1, 2010.  This requirement has been completed by the Bank.

●
Notify the supervisory authorities in writing of the resignation or termination of any of the Bank’s directors or senior executive officers and provide prior notification and approval for any new directors or senior executive officers. This requirement has been completed by the Bank.

●
Achieve and maintain, within 150 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.  The Bank is in the process of complying with this requirement.

●
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

●
Adopt and implement, within 60 days from the effective date of the Consent Order, a written plan addressing liquidity, contingency funding, and asset liability management.  This requirement has been completed by the Bank.

●
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

●
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

●
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

●
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

●
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

●
Perform, within 60 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s concentrations of credit and develop a written plan to reduce any segment of the portfolio which the supervisory authorities deem to be an undue concentration of credit in relation to Tier 1 capital.  This requirement has been completed by the Bank.

●
Review and establish, within 60 days from the effective date of the Consent Order, a policy to ensure the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.  This requirement has been completed by the Bank.

●
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

●
Revise, adopt and implement, within 60 days of the effective date of the Consent Order, the Bank’s written asset/liability management policy to provide effective guidance and control over the Bank’s funds management activities, which shall also address all items of criticism set forth in the Joint Report of Examinations in June 2010.  This requirement has been completed by the Bank.

●
Develop and implement, within 60 days of the effective date of the Consent Order, a written policy for managing interest rate risk in a manner that is appropriate to the size of the Bank and the complexity of its assets.  The policy shall comply with the Joint Inter-Agency Policy Statement on Interest Rate Risk.  This requirement has been completed by the Bank.

●
Eliminate or correct, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of FDIC guidelines and statements of policy described in the Joint Report of Examinations in June 2010.  This requirement has been completed by the Bank.

●
Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities. The Bank is in compliance with this ongoing requirement.

●
Not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b), and, within 60 days of the effective date of the Consent Order, submit a written plan to the supervisory authorities for eliminating reliance on brokered deposits.  This requirement has been completed by the Bank.

●	Limit asset growth to 10% per annum. The Bank is in compliance with this ongoing requirement.

●
Adopt, within 60 days of the effective date of the Consent Order, an employee compensation plan after undertaking an independent review of compensation paid to all the Bank’s senior executive officers, as defined at Section 301.101(b) of the FDIC Rules and Regulations.  This requirement has been completed by the Bank.

●
Furnish, within 30 days from the end of the first quarter following the effective date of the Consent Order, and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.  The Bank is in compliance with this ongoing requirement.

    We have taken all actions necessary to date to comply with the requirements of both the FRB Written Agreement and the Consent Order. All of the provisions, except for two have been completed.  Capital levels are below the thresholds of 10% for Total Risk-Based Capital and 8% for Tier 1 Leverage Capital.  Credit concentrations within the portfolio continue to decrease, and we have met each quarterly threshold requirement on commercial real estate.

The Bank presents monthly updates to the Board of Directors regarding compliance with the FRB Written Agreement and the Consent Order, and quarterly updates to the regulators on all provisions.  We continue to focus our efforts on meeting the objectives in these two documents designed to improve the Bank’s financial condition and enable the Bank to meet regulatory requirements.

The determination of our compliance with the regulatory requirements will be made by the FDIC and the South Carolina State Board of Financial Institutions.  Failure to comply with the requirements could result in additional regulatory requirements and, if the Bank is unable to comply could, ultimately lead to further action by the FDIC, including the bank being taken into receivership by the FDIC.

Results of Operations

Income Statement Review

Summary

Six months ended June 30, 2013 and 2012

    Our net loss was approximately $1.3 million for the six months ended June 30, 2013 compared to net income of approximately $113,000 for the same period in 2012. Net loss before income tax benefit was $1.3 million for the six months ended June 30, 2013 compared to net income before income tax benefit of $113,000 for the six months ended June 30, 2012.  The reduction in income from $113,000 to a net loss before tax of $1.3 million resulted primarily from decreases in noninterest income of $454,000 and $1.4 million in net interest income before provision for loan losses, offset by decreases in our provision for loan losses of $145,000 and noninterest expense of $265,000.

Three months ended June 30, 2013 and 2012

    Our net loss was approximately $756,000 compared to a $150,000 loss for the three months ended June 30, 2013 and 2012, respectively. Net loss before income tax benefit was $756,000 compared to a net loss of $150,000 for the three months ended June 30, 2013 and 2012, respectively.  The $606,000 increase in net loss before income tax benefit resulted primarily from decreases of $308,000 in noninterest income and $327,000 in net interest income before provision for loan losses as well as an increase in noninterest expense of $76,000, offset by a decrease in our provision for loan losses of $105,000.

Net Interest Income

    Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the six months ended June 30, 2013, our loan portfolio increased $636,000 from the year-end balance.

    Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At June 30, 2013, loans represented 67.4% of total assets, while securities and interest bearing deposits represented 21.0% of total assets.  While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as loan demand regains ground and investment yields become more attractive on a relative basis.

    At June 30, 2013, retail deposits represented $449.5 million, or 91.4% of total funding, which includes total deposits plus borrowings.  Borrowings represented $42.6 million, or 8.6% of total funding, and we had no wholesale deposits.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  We anticipate that our full service banking offices will assist us in meeting these objectives.  We believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

    In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income decreased $1.4 million as the result of a decrease in investment portfolio revenue of $523,000 and a decline in loan revenue of $1.6 million partially offset by a decrease in funding costs of $765,000 as compared to the period ending June 30, 2012.  For the six months ended June 30, 2013, average interest-bearing liabilities exceeded average interest-earning assets by $24.0 million compared to average interest-earning liabilities exceeding average interest-bearing assets by $20.5 million for the six months ended June 30, 2012.

    The impact of the Federal Reserve’s interest rate cuts has resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin decreased during the six months ended June 30, 2013 when compared to the same period in 2012, as a result of the Bank’s interest-earning asset yield decreasing more than the cost of interest-bearing liabilities.  Our net interest margins for the six months ended June 30, 2013 and 2012 were 2.52% and 2.94%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the six months ended June 30, 2013 and 2012.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Six Months Ended June 30, 2013 and 2012

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the six months ended June 30, 2013 and 2012, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
			(dollars in thousands)
Earning assets:
Interest bearing balances	$26,218	$55	0.42%	$33,824	$53	0.32%
Taxable investment securities	89,438	490	1.11%	79,476	1,013	2.56%
Loans receivable(2)	340,583	8,222	4.87%	371,265	9,832	5.33%
Total earning assets	456,239	8,767	3.88%	484,565	10,898	4.52%

Nonearning assets:
Cash and due from banks	3,035			2,416
Mortgages held for sale	162			362
Premises and equipment, net	21,419			22,076
Other assets	40,469			38,854
Allowance for loan losses	(6,783)			(9,291)
Total nonearning assets	58,302			54,417
Total assets	$514,541			$538,982

Interest-bearing liabilities:
Interest bearing transaction accounts	$52,709	129	0.49%	$30,168	109	0.72%
Savings & money market	106,527	258	0.49%	107,596	369	0.69%
Time deposits less than $100,000	105,993	671	1.28%	114,571	875	1.54%
Time deposits greater than $100,000	167,554	1,157	1.39%	182,681	1,336	1.47%
Securities sold under repurchase agreement	10,000	219	4.41%	20,010	428	4.31%
Advances from FHLB	21,641	240	2.24%	34,000	303	1.79%
Junior subordinated debentures	14,434	360	5.02%	14,434	374	5.21%
ESOP borrowings	1,198	27	4.55%	1,399	32	4.58%
Federal funds purchased	146	—	0.02%	237	—	0.01%
Total interest-bearing liabilities	480,202	3,061	1.29%	505,096	3,826	1.52%

Noninterest-bearing liabilities:
Demand deposits	18,870			14,516
Other liabilities	6,227			5,408
Shareholders’ equity	9,242			13,962

Total liabilities and shareholders’ equity	$514,541			$538,982
Net interest income		$5,706			$7,072
Net interest spread			2.59%			3.00%
Net interest margin			2.52%			2.94%

(1) Annualized for the six month period.
(2) Includes nonaccruing loans

During the six months ended June 30, 2013, the net interest spread and net interest margin decreased in comparison to the previous period in 2012, as a result of the Bank’s interest-earning asset yield decreasing more than the cost of interest-bearing liabilities. Our net interest spread was 2.59% and 3.00% for the six months ended June 30, 2013 and 2012, respectively. Our net interest margin for the six months ended June 30, 2013 was 2.52%, compared to 2.94% for the six months ended June 30, 2012.  During the six months ended June 30, 2013, interest-earning assets averaged $456.2 million, compared to $484.6 million in the same quarter of 2012.  During the same periods, average interest-bearing liabilities were $480.2 million and $505.10 million, respectively.

Interest income for the six months ended June 30, 2013 was $8.8 million, consisting of $8.2 million on loans, $490,000 on investments, $30,000 on interest bearing balances and $25,000 in other interest income.  Interest income for the six months ended June 30, 2012 was $10.9 million, consisting of $9.8 million on loans, $1.0 million on investments, $43,000 on interest bearing balances, and $11,000 in other interest income. Interest and fees on loans represented 93.8% and 90.2% of total interest income for the six months ended June 30, 2013 and 2012, respectively. Income from investments, and interest bearing balances represented 5.9% and 9.7% of total interest income for the six months ended June 30, 2013 and 2012, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 74.7% and 76.6% of average interest-earning assets for the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013, average earning assets were lower by $28.3 million than for the same period in 2012.

Interest expense for the six months ended June 30, 2013 was $3.1 million, consisting of $2.2 million related to deposits, $219,000 related to securities sold under a repurchase agreement, $360,000 related to junior subordinated debentures, $240,000 related to advances from the FHLB and $27,000 related to ESOP borrowings. Interest expense for the six months ended June 30, 2012 was $3.8 million, consisting of $2.7 million related to deposits, $429,000 related to securities sold under a repurchase agreement, $374,000 related to junior subordinated debentures, $303,000 related to advances from the FHLB and $32,000 related ESOP borrowings.  Interest expense on deposits for the six months ended June 30, 2013 and 2012 represented 72.4% and 70.3% of total interest expense, respectively, while interest expense on borrowings represented 27.6% and 29.7%, respectively, of total interest expense.  During the six months ended June 30, 2013, average interest-bearing liabilities were lower by $24.9 million than for the same period in 2012.

Net interest income, the largest component of our income, was $5.7 million and $7.1 million for the six months ended June 30, 2013 and 2012, respectively.  The decrease of $1.4 million resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $2.1 million decrease in interest income and a $765,000 decrease in interest expense.

Three Months Ended June 30, 2013 and 2012

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended June 30, 2013 and 2012, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
			(dollars in thousands)
Earning assets:
Interest bearing cash balances	$15,213	$21	0.55%	$26,362	$20	0.30%
Taxable investment securities	92,824	310	1.34%	87,860	576	2.64%
Loans receivable(2)	341,516	4,133	4.85%	365,464	4,592	5.07%
Total earning assets	449,553	4,464	3.98%	479,686	5,188	4.36%

Nonearning assets:
Cash and due from banks	2,939			2,427
Mortgages held for sale	247			442
Premises and equipment, net	21,328			21,962
Other assets	41,297			39,910
Allowance for loan losses	(6,838)			(8,569)
Total nonearning assets	58,973			56,172
Total assets	$508,526			$535,858

Interest-bearing liabilities:
Interest bearing transaction accounts	$52,951	52	0.40%	$34,266	62	0.72%
Savings & money market	107,461	109	0.41%	103,377	159	0.62%
Time deposits less than $100,000	104,416	326	1.25%	112,594	423	1.51%
Time deposits greater than $100,000	166,735	573	1.38%	180,026	656	1.47%
Securities sold under repurchase agreements	10,000	109	4.37%	20,010	216	4.34%
Advances from FHLB	17,000	111	2.61%	34,000	152	1.79%
Junior subordinated debentures	14,434	178	4.95%	14,434	186	5.18%
ESOP borrowings	1,173	13	4.56%	1,374	15	4.62%
Federal funds purchased	10	—	0.00%	204	—	0.01%
Total interest-bearing liabilities	474,180	1,471	1.24%	500,285	1,869	1.51%

Noninterest-bearing liabilities:
Demand deposits	19,410			15,990
Other liabilities	6,352			5,518
Shareholders’ equity	8,584			14,065

Total liabilities and shareholders’ equity	$508,526			$535,858
Net interest income		$2,993			$3,319
Net interest spread			2.74%			2.85%
Net interest margin			2.67%			2.78%

(1) Annualized for the three month period.
(2) Includes nonaccruing loans

    During the three months ended June 30, 2013, the net interest spread and net interest margin decreased in comparison to the previous period in 2012, as a result of the Bank’s interest-earning asset yield decreasing more than the cost of interest-bearing liabilities.  Our net interest spread was 2.74% and 2.85% for the three months ended June 30, 2013 and 2012, respectively. Our net interest margin for the three months ended June 30, 2013 was 2.67%, compared to 2.78% for the three months ended June 30, 2012.  During the three months ended June 30, 2013, interest-earning assets averaged $449.6 million, compared to $479.7 million in the same quarter of 2012.  During the same periods, average interest-bearing liabilities were $474.2 million and $500.3 million, respectively.

    Interest income for the three months ended June 30, 2013 was $4.5 million, consisting of $4.1 million on loans, $310,000 on investments, and $10,000 on interest bearing balances.  Interest income for the three months ended June 30, 2012 was $5.2 million, consisting of $4.6 million on loans, $576,000 on investments, and $20,000 on interest bearing balances. Interest and fees on loans represented 92.6% and 88.5% of total interest income for the three months ended June 30, 2013 and 2012, respectively. The decrease in interest income was primarily due to loan balances and yields on loans and investments being lower in the current period which resulted in the decline in interest income when compared to the three months ended June 30, 2012.   Income from investments and interest bearing balances represented 7.2% and 11.5% of total interest income for the three months ended June 30, 2013 and 2012, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 76.0% and 76.2% of average interest-earning assets for the three months ended June 30, 2013 and 2012, respectively.

    Interest expense for the three months ended June 30, 2013 was $1.5 million, consisting of $1.1 million related to deposits, $109,000 related to securities sold under repurchase agreements, $178,000 related to junior subordinated debentures, $111,000 related to FHLB advances, and $13,000 related to ESOP borrowings.  Interest expense for the three months ended June 30, 2012 was $1.9 million, consisting of $1.3 million related to deposits, $216,000 related to securities sold under repurchase agreements, $186,000 related to junior subordinated debentures, $152,000 related to FHLB advances, and $15,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended June 30, 2013 and 2012 represented 72.1% and 69.6%, respectively, of total interest expense, while interest expense on other liabilities represented 27.9% and 30.4%, respectively, of total interest expense for the three months ended June 30, 2013 and 2012, respectively.

    Net interest income, the largest component of our income, was $3.0 million and $3.3 million for the three months ended June 30, 2013 and 2012, respectively.  The decrease of $327,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $724,000 decrease in interest income and a $397,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Six Months Ended June 30, 2013 vs. June 30, 2012				Six Months Ended June 30, 2012 vs. June 30, 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(811)	$(842)	$43	$(1,610)	$(1,354)	$270	$(3)	$(1,087)
Taxable investment securities	127	(575)	(76)	(524)	311	(259)	(75)	(23)
Interest bearing cash balances	8	(43)	37	2	17	3	5	25
Total interest income	(676)	(1,460)	4	(2,132)	(1,026)	14	(73)	(1,085)

Interest expense
Deposits	(13)	(466)	7	(472)	(70)	(391)	18	(443)
Junior subordinated debentures	—	(13)	(2)	(15)	—	10	1	11
Advances from FHLB	(110)	75	(28)	(63)	29	(13)	—	16
Securities sold under repurchase agreements	(214)	10	(6)	(210)	—	(121)	1	(120)
Federal funds purchased	—	—	—	—	—	—	—	—
ESOP borrowings	(5)	—	—	(5)	(4)	—	—	(4)
Other borrowings	—	—	—	—	—	—	—	—
Total interest expense	(342)	(394)	(29)	(765)	(45)	(515)	20	(540)

Net interest income	$(334)	$(1,066)	$33	$(1,367)	$(981)	$529	$(93)	$(545)

	Three Months Ended June 30, 2013 vs. June 30, 2012				Three Months Ended June 30, 2012 vs. June 30, 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(302)	$(182)	$25	$(459)	$(636)	$(51)	$(8)	$(695)
Taxable investment securities	33	(284)	(15)	(266)	238	(128)	(60)	50
Interest bearing cash balances	(8)	16	(7)	1	4	2	1	7
Total interest income	(277)	(450)	3	(724)	(394)	(177)	(67)	(638)

Interest expense
Deposits	4	(245)	2	(239)	(18)	(185)	(1)	(204)
Junior subordinated debentures	—	(8)	—	(8)	—	4	(1)	3
Advances from FHLB	(76)	69	(34)	(41)	—	—	—	—
Securities sold under repurchase agreements	(108)	1	—	(107)	—	(129)	—	(129)
ESOP borrowings	(2)	—	—	(2)	(2)	—	—	(2)
Total interest expense	(182)	(183)	(32)	(397)	(20)	(310)	(2)	(332)

Net interest income	$(95)	$(267)	$35	$(327)	$(374)	$133	$(65)	$(306)

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

Six Months Ended June 30, 2013 and 2012

Included in the statement of operations for the six months ended June 30, 2013 and 2012 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $390,000 and $535,000, respectively.  The decrease in the provision for the six months ended June 30, 2013 relates to our decision to decrease the allowance in response to the improving credit environment as evidenced by the decreasing level of nonperforming assets.  The allowance for loan losses was approximately $6.6 million and $7.2 million as of June 30, 2013 and 2012, respectively. The allowance for loan losses as a percentage of gross loans was 1.94% at June 30, 2013 and 2.01% at June 30, 2012. At June 30, 2013, we had 56 nonperforming loans totaling approximately $21.9 million. At June 30, 2012, we had 99 nonperforming loans totaling approximately $51.4 million.  Net charge offs amounted to approximately $529,000 and $3.6 million for the six months ended June 30, 2013 and 2012, respectively.

Three Months Ended June 30, 2013 and 2012

Included in the statement of operations for the three months ended June 30, 2013 and 2012 is a noncash expense related to the provision for loan losses of $205,000 and $310,000, respectively. The decrease in the allowance for the three months ended June 30, 2013 relates to our decision to decrease the allowance in response to the improving credit environment as stated above.

Noninterest Income

The following table sets forth information related to our noninterest income during the six and three months ended June 30, 2013 and 2012:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Service fees on deposit accounts	$19	$26	$9	$13
Residential mortgage origination income	97	100	60	60
Gain (loss) on sale of investment securities	(128)	271	(135)	181
Other service fees and commissions	248	219	136	106
Bank owned life insurance	217	248	109	128
Loss on extinguishment of debt	(44)	—	—	—
Other	4	3	2	1
Total noninterest income (loss)	$413	$867	$181	$489

Six Months Ended June 30, 2013 and 2012

Noninterest income for the six months ended June 30, 2013 was $413,000 a decrease of $454,000 compared to noninterest income of during the same period in 2012.  The change was primarily attributable to losses on sales of investment securities of $128,000 versus gains of 271,000 for the same period ending June 30, 2012.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination income was $97,000 and $100,000 for the six months ended June 30, 2013 and 2012, respectively.  The decrease of $3,000 in 2013 related primarily to a decrease in volume in the mortgage department during the first half of 2013.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Service fees on deposit accounts were $19,000 and $26,000 for the six months ended June 30, 2013 and 2012, respectively. Other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $29,000 to $248,000 for the six months ended June 30, 2013 when compared to the same period in 2012.

A decrease of $31,000 in bank owned life insurance income was primarily attributable to a decrease in the rates paid for the six months ended June 30, 2013 when compared to the same period in 2012. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $4,000 and $3,000 for the six months ended June 30, 2013 and 2012, respectively.

Three Months Ended June 30, 2013 and 2012

Noninterest income for the three months ended June 30, 2013 was $181,000 compared to $489,000 during the same period in 2012.  The change was primarily attributable to losses on sales of investment securities of $135,000 versus gains of 181,000 for the same period ending June 30, 2012.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination income was $60,000 and $60,000 for the three months ended June 30, 2013 and 2012, respectively.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $9,000 and $13,000 for the three months ended June 30, 2013 and 2012, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions increased $30,000 to $136,000 for the three months ended June 30, 2013, when compared to the same period in 2012.

A decrease of $19,000 in bank owned life insurance income was primarily attributable to a decrease in the rates paid for the three months ended June 30, 2013 when compared to the same period in 2012. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $2,000 and $1,000 for the three months ended June 30, 2013 and 2012, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the six and three months ended June 30, 2013 and 2012:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Salaries and benefits	$2,996	$2,722	$1,536	$1,346
Occupancy	829	785	417	377
Furniture and equipment expense	426	423	217	206
Other real estate owned expense	367	1,057	201	520
Professional fees	678	671	549	363
Advertising and marketing	114	41	89	26
Insurance	202	201	100	101
FDIC Assessment	560	591	291	292
Data processing and related costs	375	377	191	186
Telephone	105	102	53	52
Postage	5	5	3	2
Office supplies, stationery and printing	41	32	19	14
Other loan related expense	221	97	65	67
Other	107	187	(6)	97
Total noninterest expense	$7,026	$7,291	$3,725	$3,649

Six Months Ended June 30, 2013 and 2012

We incurred noninterest expense of $7.0 million for the six months ended June 30, 2013 compared to $7.3 million for the six months ended June 30, 2012.  The $690,000 decrease in other real estate owned expense, the $274,000 increase in salaries and employee benefits expense, and the $124,000 increase in other loan expenses primarily accounted for the $265,000 decrease in noninterest expense for the six months ended June 30, 2013 compared to the same period in 2012. Of the $367,000 expenses related to other real estate owned, $159,000 was related to the reduction in the carrying value of properties in other real estate owned.

Salaries and employee benefits expense was $3.0 million for the six months ended June 30, 2013 compared to $2.7 million for the six months ended June 30, 2012.  These expenses represented 42.6% and 37.3% of our total noninterest expense for the six months ended June 30, 2013 and 2012, respectively.  The $274,000 increase in salaries and employees benefits expense in 2013 compared to 2012 resulted from increases of $50,000 in benefits cost, $34,000 in payroll taxes compensation, and $148,000 in base compensation expense.

Data processing and related costs decreased $2,000 for the six months ended June 30, 2013 compared to the same period in 2012.  These expenses were $375,000 and $377,000 for the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013, our data processing costs for our core processing system were $349,000 compared to $353,000 for the six months ended June 30, 2012.

Three Months Ended June 30, 2013 and 2012

We incurred noninterest expense of approximately $3.7 million for the three months ended June 30, 2013 compared to $3.6 million for the three months ended June 30, 2012.  The $319,000 decrease in other real estate owned expense, the $186,000 increase in professional fees, and the $190,000 increase in salaries and employee benefits expenses primarily accounted for the increase in noninterest expense for the three months ended June 30, 2013 compared to the same period in 2012.  The remaining differences resulted from a decrease of $103,000 in other expenses.  This was offset by  increases of $40,000 in occupancy expense, $63,000 in advertising and marketing, and $11,000 in furniture and equipment expense.

Salaries and employee benefits expense was approximately $1.5 and $1.3 million for the three months ended June 30, 2013 and 2012, respectively.  These expenses represented 41.2% and 36.9% of our total noninterest expense for the three months ended June 30, 2013 and 2012, respectively.  The $190,000 increase in salaries and employee benefits expense primarily resulted from increases of $30,000 in other benefits costs, $75,000 in base compensation, and 30,000 in payroll taxes.

Data processing and related costs increased approximately $5,000 for the three months ended June 30, 2013 compared to the same period in 2012.  These expenses were $191,000 and $186,000 for the three months ended June 30, 2013 and 2012, respectively.  During the three months ended June 30, 2013, our data processing costs for our core processing system were $179,000 compared to $174,000 for the three months ended June 30, 2012.

Income Tax Expense

Six Months Ended June 30, 2013 and 2012

Our lack of income tax expense or benefit for June 30, 2013 and 2012 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that it is not likely that the deferred tax asset related to continuing operations at June 30, 2013 will be realized, and accordingly, has established a full valuation allowance.

Three Months Ended June 30, 2013 and 2012

Our lack of income tax expense or benefit for June 30, 2013 and 2012 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that is not likely that the deferred tax asset related to continuing operations at June 30, 2013 will be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At June 30, 2013, we had total assets of $504.9 million, consisting principally of $333.8 million in net loans, $89.2 million in investment securities, $21.2 million in net premises, furniture and equipment, $15.4 million in interest bearing balances and $3.7 million in cash and due from banks.  Our liabilities at June 30, 2013 totaled $498.3 million, consisting principally of $449.5 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $17.0 million in FHLB advances and $1.1 million in borrowings related to the ESOP.  At June 30, 2013, our shareholders’ equity was $6.6 million.

Investments

At June 30, 2013, the $89.2 million in our available-for-sale investment securities portfolio represented approximately 17.7% of our total assets compared to $82.9 million, or 15.7% of total assets, at December 31, 2012.  At June 30, 2013, we held U.S. government agency securities, government sponsored enterprises, small business administration securities, municipal and mortgage-backed securities with a fair value of $89.2 million and an amortized cost of $92.1 million for a net unrealized loss of $2.8 million. We utilize the investment portfolio to provide additional income and to provide liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Contractual maturities and yields on our investments at June 30, 2013 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	$1,016	1.49%	$5,665	3.05%	$6,681	2.83%
SBA loan pools	—	—%	—	—%	1,014	1.95%	11,184	2.07%	12,198	2.06%
Mortgage-backed securities	—	—%	—	—%	164	1.12%	70,200	1.38%	70,364	1.38%
Total	$—	—%	$—	—%	$2,194	1.68%	$87,049	1.53%	$89,243	1.53%

At June 30, 2013, our investments included government sponsored enterprises with amortized costs of approximately $6.9 million, Small business administration surety bonds with amortized costs of approximately $12.4 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $17.6 million, $23.0 million and $32.2 million, respectively.

Other nonmarketable equity securities at June 30, 2013 consisted of Federal Home Loan Bank stock with a cost of $1.4 million and other investments of approximately $55,000.

The amortized costs and the fair value of our investments at June 30, 2013 and December 31, 2012 are shown in the following table.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$6,939	$6,681	$21,895	$21,929
SBA loan pools	12,385	12,198	—	—
Mortgage-backed securities	72,753	70,364	61,048	61,001
Total	$92,077	$89,243	$82,943	$82.930

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at June 30, 2013 and December 31, 2012 were $340.6 million and $360.9 million, respectively.  Gross loans outstanding at June 30, 2013 and December 31, 2012 were $340.4 million and $339.7 million, respectively.

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

The following table summarizes the composition of our loan portfolio at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$17,931	5.3%	$17,514	5.1%

Real Estate
Mortgage	260,684	76.6%	257,472	75.8%
Construction	58,978	17.3%	61,828	18.2%
Total real estate	319,662	93.9%	319,300	94.0%

Consumer
Consumer	2,870	0.8%	3,058	0.9%
Total Gross Loans	340,463	100.0%	339,872	100.0%
Deferred origination fees, net	(99)	(0.0%)	(144)	(0.0%)

Total gross loans, net of deferred fees	340,364	100.0%	339,728	100.0%
Less – allowance for loan losses	(6,588)		(6,727)
Total loans, net	$333,776		$333,001

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2013:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$5,768	$10,837	$1,326	$17,931
Real estate	87,738	180,560	51,364	319,662
Consumer	527	2,197	146	2,870
Deferred origination fees, net	(84)	(15)	—	(99)
Total gross loans, net of deferred fees	$93,949	$193,579	$52,836	$340,364

Gross loans maturing after one year with:
Fixed interest rates				$165,369
Floating interest rates				81,061
Total				$246,430

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

Our methodology for determining our historical loss ratio is to analyze the most recent six quarters’ losses because we believe this period encompasses the appropriate loss history based on our improving loan portfolio.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total factor.  The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as substandard which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2013 and 2012.

	2013	2012
	(dollars in thousands)
Balance, beginning of year	$6,727	$10,320
Charge offs, Commercial and Industrial	(301)	(79)
Charge offs, Real Estate Mortgage	(701)	(2,177)
Charge offs, Real Estate Construction	(470)	(1,288)
Charge offs, Consumer	(24)	(186)
Recoveries, Commercial and Industrial	11	13
Recoveries, Real Estate Mortgage	417	74
Recoveries, Real Estate Construction	530	10
Recoveries, Consumer	9	7
Provision for loan losses	390	535
Balance, end of period	$6,588	$7,229

Total loans outstanding at end of period	$340,364	$359,445
Allowance for loan losses to gross loans	1.94%	2.01%
Net charge-offs to average loans	0.16%	0.98%

Nonperforming Assets

The following table sets forth our nonperforming assets at June 30, 2013 and December 31, 2012:

	2013	2012
	(dollars in thousands)
Nonaccrual loans	$21,871	$23,118
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	29,374	33,471
Total impaired loans	51,245	56,589
Other real estate owned	20,509	22,647
Total nonperforming assets	$71,754	$79,236

Nonperforming assets to total assets	14.21%	15.04%

The Bank had 84 impaired loans at June 30, 2013, totaling $51.2 million and 97 impaired loans totaling $56.6 million at December 31, 2012.  Of the 84 impaired loans at June 30, 2013, it is anticipated that 36 loans totaling approximately $7.6 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional 9 loans amounting to approximately $8.7 million are expected to be paid down or paid in full, and 39 loans totaling approximately $35.0 million are expected to move back or remain in an accruing status.  At June 30, 2013 and December 31, 2012, the allowance for loan losses was $6.6 million and $6.7 million, respectively, or 1.94% and 1.98%, respectively, of outstanding loans.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.  However, despite our commitment, resolution across the portfolio is dependent on employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at June 30, 2013 are $9.9 million in residential properties, representing approximately 19.3% of the Bank’s nonperforming loan total.  To determine current collateral values, we obtain new appraisals on nonperforming loans.  In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis.  Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of June 30, 2013, we had 41 loans with a current principal balance of $16.7 million on the watch list compared to 51 loans with a current principal balance of $25.0 million at December 31, 2012.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either reclassify it as “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $5.5 million at June 30, 2013, compared to $6.6 million at December 31, 2012.  At June 30, 2013, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended June 30, 2013 and December 31, 2012, we received approximately $49,000 and $480,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status.  In addition, the Bank held approximately $20.5 million and $22.6 million in other real estate owned at the periods ended June 30, 2013 and December 31, 2012, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  Due to the increasing competitive landscape, it has become more difficult to attract local deposits.  In the past, we have chosen to obtain a portion of certificates of deposits from outside of our market.  The deposits obtained outside of our market areas generally have lower rates and maturities than those being offered for similar deposit products in our local market.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  Our loan-to-deposit ratio was 75.7% and 75.3% at June 30, 2013 and December 31, 2012, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant the approval.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2013 and the year ended December 31, 2012.

	June 30, 2013		December 31, 2012
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$18,870	—%	$15,586	—%
Interest bearing demand deposits	52,709	0.49%	36,465	0.73%
Savings and money market accounts money	106,527	0.49%	104,527	0.66%
Time deposits less than $100,000	105,993	1.28%	113,058	1.46%
Time deposits greater than $100,000	167,554	1.39%	178,385	1.46%
Total deposits	$451,653	0.99%	$448,021	1.16%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Three months or less	$20,313	$17,806
Over three through six months	21,692	36,099
Over six though twelve months	30,741	29,733
Over twelve months	95,793	85,747
Total	$168,539	$169,385

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the six months ended June 30, 2013 and the year ended December 31, 2012, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

				Average for the Period
	Ending Balance	Period End Rate	Maximum Month End Balance	Balance	Rate
At or for the six months ended June 30, 2013:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.41%
Advances from FHLB	17,000	2.57%	34,000	21,641	2.24%
Junior subordinated debentures	14,434	4.99%	14,434	14,434	5.02%
ESOP borrowings	1,125	4.50%	1,225	1,197	4.55%
Federal funds purchased	—	—%	—	147	0.02%

At or for the year ended December 31, 2012:
Securities sold under agreement to repurchase	$10,000	4.40%	$20,000	$17,218	4.29%
Advances from FHLB	34,000	1.76%	34,000	34,000	1.80%
Junior subordinated debentures	14,434	5.03%	14,434	14,434	5.17%
ESOP borrowings	1,225	4.50%	1,425	1,347	4.58%
Federal funds purchased	—	—%	—	203	0.01%

We have exercised our right to defer distributions on the junior subordinated debentures (and the related trust preferred securities), during which time we cannot pay any dividends on our common stock.   In addition, the Consent Order and the FRB Written Agreement prohibits us from declaring or paying any dividends or making any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At June 30, 2013, we had $17.0 million in total advances and lines from the FHLB with a remaining credit availability of $59.7 million and an excess lendable collateral value of approximately $12.4 million. The $17.0 million reduction in FHLB advances when compared to December 31, 2012 was due to $7.0 million maturing and $10.0 million prepaid prior to maturity.  We also have credit availability through the Federal Reserve Discount Window.   As of June 30, 2013, $55,900 was available, based on qualifying collateral.   The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us

Capital Resources

Total shareholders’ equity was $6.6 million at June 30, 2013 and $10.2 million at December 31, 2012.  The difference is attributable to the amount of preferred stock dividend accrued of $490,000, a decrease of $1.7 million in the fair value of available-for-sale securities and by net loss of $1.3 million for the six month period ended June 30, 2013.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six months ended June 30, 2013 and the year ended December 31, 2012.

	June 30, 2013	December 31, 2012
Return on average assets	(0.06%)	(0.59%)
Return on average equity	(28.31%)	(23.67%)
Equity to assets ratio	1.80%	2.49%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of June 30, 2013, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at June 30, 2013 and December 31, 2012.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.	June 30,	December 31,
	2013	2012
Leverage ratio	2.20%	2.57%
Tier 1 risk-based capital ratio	3.00%	3.48%
Total risk-based capital ratio	6.00%	6.96%

The following table sets forth the Bank’s various capital ratios at June 30, 2013 and December 31, 2012.

Tidelands Bank	June 30,	December 31,
	2013	2012
Leverage ratio	5.05%	5.05%
Tier 1 risk-based capital ratio	6.85%	6.81%
Total risk-based capital ratio	8.11%	8.06%

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

Off-Balance Sheet Risk

    Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2013, unfunded commitments to extend credit were $16.0 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

    At June 30, 2013, there were commitments totaling approximately $373,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 40.1% of our loans were variable rate loans at June 30, 2013 and 63.1% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a substantial portion of our loans reprice within the first five years, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are harder to forecast and are not subject to the same degree of control.

At June 30, 2013 and December 31, 2012, our liquid assets, which consist of cash and due from banks, amounted to $19.1 million and $45.4 million, or 3.8% and 8.6% of total assets, respectively.  Our available-for-sale securities at June 30, 2013 and December 31, 2012 amounted to $89.2 million and $82.9 million, or 17.7% and 15.7% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $14.1 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At June 30, 2013, we had $17.0 million in total advances and lines from the FHLB with a remaining credit availability of $59.7 million and an excess lendable collateral value of approximately $12.4 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $55,900 secured by securities.

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

The following table sets forth information regarding our rate sensitivity, as of June 30, 2013, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing balances	$15,431	$—	$—-	$—	$15,431
Investment securities	1,694	4,203	13,300	70,046	89,243
Loans	21,087	63,533	182,819	72,925	340,364
Total interest-earning assets	$38,212	$67,736	$196,119	$142,971	$445,038

Interest-bearing liabilities:
Money market and NOW	$107,889	$—	$—-	$—	$107,889
Regular savings	49,789	—	—-	—	49,789
Time deposits	29,772	92,708	148,852	—	271,332
Junior subordinated debentures	8,248	—	—	6,186	14,434
Securities sold under agreements to repurchase	—	—	10,000	—	10,000
Advances from Federal Home Loan Bank	8,000	—	9,000	—	17,000
ESOP borrowings	1,125	—	—	—	1,125
Total interest-bearing liabilities	$204,823	$92,708	$167,852	$6,186	$471,569

Period gap	$(166,611)	$(24,972)	$28,267	$136,785	$(26,531)
Cumulative gap	$(166,611)	$(191,583)	$(163,316)	$(26,531)	$(26,531)

Ratio of cumulative gap to total earning assets	(37.44%)	(43.05%)	(36.70%)	(5.96%)	(5.96%)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2013.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Per the FRB Written Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments.  Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date.  Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  The dividend payment that was deferred in May, 2012 was the seventh missed dividend payment.  Consequently, the Treasury has appointed an observer to the Board. At June 30, 2013, we had unpaid TARP preferred stock dividends in arrears of $2,115,537.

Item 6. Exhibits

31	Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 9, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2013 and 2012, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the six month periods ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: August 9, 2013	By:	/s/ Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013		/s/ John D. Dalton
John D. Dalton, Controller and Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101
The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 9, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2013 and 2012, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the six month periods ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.