Form 10-Q
period 2013-09-30
TIDELANDS BANCSHARES INC
filed 2013-11-14
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:, 277,176 shares of common stock, $.01 par value per share, were issued and out standing as of November 14, 2013.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

ITEM 1. FINANCIAL STATEMENTS

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
Assets:	2013	2012
	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$4,895,653	$1,977,621
Interest bearing balances	11,302,327	43,411,347
Total cash and cash equivalents	16,197,980	45,388,968
Securities available-for-sale	83,515,873	82,929,671
Nonmarketable equity securities	1,269,400	2,383,750
Total securities	84,785,273	85,313,421
Mortgage loans held for sale	364,000	385,000
Loans receivable	337,427,628	339,727,732
Less allowance for loan losses	6,860,156	6,726,550
Loans, net	330,567,472	333,001,182
Premises, furniture and equipment, net	21,279,340	21,529,662
Accrued interest receivable	1,535,137	1,743,229
Bank owned life insurance	15,746,808	15,420,949
Other real estate owned	20,077,440	22,646,747
Other assets	3,124,659	1,241,620
Total assets	$493,678,109	$526,670,778

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$23,375,813	$18,194,239
Interest-bearing transaction accounts	48,507,258	50,524,144
Savings and money market accounts	100,291,834	102,734,674
Time deposits $100,000 and over	167,739,085	169,385,202
Other time deposits	103,535,343	110,055,770
Total deposits	443,449,333	450,894,029

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	13,000,000	34,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	600,000	1,225,000
Accrued interest payable	2,759,382	2,302,287
Other liabilities	3,874,784	3,635,333
Total liabilities	488,117,499	516,490,649

Commitments and contingencies-Note 14

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding at
September 30, 2013 and December 31, 2012	14,384,766	14,195,052
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176
shares issued and outstanding at September 30, 2013 and December 31, 2012	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at September 30, 2013 and December 31, 2012	1,112,248	1,112,248
Unearned ESOP shares	(1,183,898)	(1,562,049)
Capital surplus	42,708,140	43,073,284
Retained deficit	(48,473,733)	(46,672,617)
Accumulated other comprehensive loss	(3,029,685)	(8,561)
Total shareholders’ equity	5,560,610	10,180,129
Total liabilities and shareholders’ equity	$493,678,109	$526,670,778

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
For the nine and three months ended September 30, 2013 and 2012
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$12,471,707	$14,225,130	$4,249,713	$4,393,452
Securities available for sale, taxable	878,909	1,527,529	388,647	514,033
Interest bearing deposits	40,289	61,322	10,147	18,786
Other interest income	33,472	21,265	8,799	10,362
Total interest income	13,424,377	15,835,246	4,657,306	4,936,633
Interest expense:
Time deposits $100,000 and over	1,729,879	1,978,304	572,756	642,431
Other deposits	1,503,317	1,978,029	444,945	625,485
Other borrowings	1,200,978	1,690,004	355,050	552,139
Total interest expense	4,434,174	5,646,337	1,372,751	1,820,055
Net interest income	8,990,203	10,188,909	3,284,555	3,116,578
Provision for loan losses	435,000	2,760,068	45,000	2,225,068
Net interest income after provision for loan losses	8,555,203	7,428,841	3,239,555	891,510
Noninterest income:
Service charges on deposit accounts	28,845	38,341	9,725	12,141
Residential mortgage origination income	127,836	146,526	30,993	47,029
Gain (loss) on sale of securities available-for-sale	(128,177)	270,781	—	—
Other service fees and commissions	367,564	317,332	119,703	98,139
Increase in cash surrender value of BOLI	325,859	361,176	109,227	113,584
Loss on extinguishment of debt	(43,725)	—	—	—
Other	6,648	6,860	2,367	3,029
Total noninterest income	684,850	1,141,016	272,015	273,922
Noninterest expense:
Salaries and employee benefits	4,474,141	4,086,950	1,478,551	1,365,173
Net occupancy	1,238,333	1,185,174	408,934	399,765
Furniture and equipment	647,991	628,175	221,690	205,177
Other real estate owned expense	451,042	1,426,514	84,475	369,552
Other operating	3,342,766	3,498,146	934,628	1,194,121
Total noninterest expense	10,154,273	10,824,959	3,128,278	3,533,788
Income (loss) before income taxes	(914,220)	(2,255,102)	383,292	(2,368,356)
Income tax benefit	—	—	—	—

Net income (loss)	(914,220)	(2,255,102)	383,292	(2,368,356)

Accretion of preferred stock to redemption value	189,714	177,517	63,238	59,173
Preferred dividends accrued	697,182	541,800	207,045	180,600
Net income (loss) available to common shareholders	$(1,801,116)	$(2,974,419)	$113,009	$(2,608,129)
Other Comprehensive Income (loss):
Unrealized gain (loss) on securities available for sale	(5,000,958)	822,672	(2,052,565)	224,240
Reclassification adjustment for realized gain (loss) on securities available for sale	128,177	(270,781)	—	—
Tax effect	1,851,657	(220,855)	779,975	(85,211)
Total other comprehensive income (loss)	(3,021,124)	331,036	(1,272,590)	139,029
Comprehensive Loss	$(3,935,344)	$(1,924,066)	$(889,298)	$(2,229,327)
Net Income (loss) per common share:
Basic net income (loss) per share	$(0.43)	$(0.73)	$0.03	$(0.64)
Diluted net income (loss) per share	$(0.43)	$(0.73)	$0.03	$(0.64)
Weighted average common shares outstanding
Basic and Diluted	4,164,971	4,096,280	4,168,350	4,100,295

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2013 and 2012
(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained	Accumulated other Comprehensive income
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	Deficit	(loss)	Total
Balance, December 31, 2011	14,448	$13,958,364	$1,112,248	4,277,176	$42,772	$(1,681,103)	$43,188,836	$(42,560,223)	$(2,612)	$14,058,282
Repayment of ESOP borrowings							(115,552)			(115,552)
Preferred stock, dividend declared								(541,800)		(541,800)
Accretion of discount on preferred stock		177,517						(177,517)		—
Allocation of unearned ESOP shares						119,052				119,052
Net loss								(2,255,102)		(2,255,102)
Other comprehensive income									331,036	331,036

Balance, September 30, 2012	14,448	$14,135,881	$1,112,248	4,277,176	$42,772	$(1,562,051)	$43,073,284	$(45,534,642)	$328,424	$11,595,916

Balance, December 31, 2012	14,448	$14,195,052	$1,112,248	4,277,176	$42,772	$(1,562,049)	$43,073,284	$(46,672,617)	$(8,561)	$10,180,129
Repayment of ESOP borrowings							(365,144)			(365,144)
Preferred stock, dividend declared								(697,182)		(697,182)
Accretion of discount on preferred stock		189,714						(189,714)		—
Allocation of unearned ESOP shares						378,151				378,151
Net loss								(914,220)		(914,220)
Other comprehensive income									(3,021,124)	(3,021,124)

Balance, September 30, 2013	14,448	$14,384,766	$1,112,248	4,277,176	$42,772	$(1,183,898)	$42,708,140	$(48,473,733)	$(3,029,685)	$5,560,610

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(914,220)	$(2,255,102)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Provision for loan losses	435,000	2,760,068
Depreciation and amortization expense	803,786	791,458
Discount accretion and premium amortization	870,277	400,107
Proceeds from sale of residential mortgages	9,446,475	7,484,961
Origination of residential mortgages held-for-sale	(9,425,475)	(7,277,811)
Decrease in accrued interest receivable	208,092	18,838
Increase in accrued interest payable	457,095	453,298
Increase in cash surrender value of life insurance	(325,859)	(361,176)
Loss on extinguishment of debt	43,725	—
(Gain) loss from sale of real estate	(54,347)	432,506
(Gain) loss from sale of securities available-for-sale	128,177	(270,781)
Decrease in prepaid FDIC assessment	—	776,386
Decrease in carrying value of other real estate	170,065	370,363
Preferred Stock Dividends accrued	(697,182)	(541,800)
(Increase) decrease in other assets	148,117	(154,148)
Increase in other liabilities	239,451	535,676
Net cash provided by operating activities	1,533,177	3,162,843
Cash flows from investing activities:
Purchases of securities available-for-sale	(48,311,652)	(111,311,733)
Proceeds from sales of securities available-for-sale	10,212,122	57,321,969
Proceeds from calls and maturities of securities available-for-sale	32,213,424	25,432,229
Net decrease in loans receivable	73,264	13,257,240
Purchase of premises, furniture and equipment, net	(250,322)	648,776
Proceeds from sale of other real estate owned	4,395,688	7,681,813
Net cash (used) by investing activities	(1,667,476)	(6,969,706)
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	721,848	11,436,098
Net decrease in certificates of deposit and other time deposits	(8,166,544)	(6,623,320)
Repayment of FHLB advances	(21,000,000)	—
Repayment of repurchase agreement	—	(10,000,000)
Repayment of ESOP borrowings	(625,000)	(150,000)
Decrease in unearned ESOP shares	13,007	3,502
Net cash used by financing activities	(29,056,689)	(5,333,720)
Net decrease in cash and cash equivalents	(29,190,988)	(9,140,583)
Cash and cash equivalents, beginning of period	45,388,968	44,162,076
Cash and cash equivalents, end of period	$16,197,980	$35,021,493

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$3,977,079	$5,193,039
Transfer of loans to foreclosed assets	$1,925,446	$11,283,361

See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K. The financial statements, as of September 30, 2013 and for the interim periods ended September 30, 2013 and 2012, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the nine and three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The financial information as of December 31, 2012 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2012 Annual Report on Form 10-K.

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

Bank Owned Life Insurance - Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank’s benefit expenses including pre- and post-retirement employee benefits. Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes. The CSV of the policies are recorded as assets of the Bank. Any amounts owed to employees from policy benefits are recorded as liabilities of the Bank. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter. BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital based on Company policy. The Bank is currently not in compliance with this Company policy.

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

The Financial Accounting Standards Board (“FASB”) amended the Comprehensive Income topic of the ASC in February 2013. The amendment addresses reporting of amounts reclassified from accumulated other comprehensive income. Specifically the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the accounts reclassified from accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified from accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments do not have a material effect on the Company’s financial statements.

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

On July 18, 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments will be effective for the Company for reporting periods beginning after December 15, 2013-public companies. The Company does not expect these amendments to have a material effect on its financial statements.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,895,653	$4,895,653	$4,895,653	$—	$—
Interest bearing balances	11,302,327	11,302,327	11,302,327	—	—
Securities available-for-sale	83,515,873	83,515,873	—	83,515,873	—
Nonmarketable equity securities	1,269,400	1,269,400	—	—	1,269,400
Mortgage loans held for sale	364,000	364,000	—	364,000	—
Loans receivable	337,427,628	335,087,000	—	49,554,476	285,532,524

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$172,174,905	$172,174,905	$—	$172,174,905	$—
Certificates of deposit and other time deposits	271,274,428	269,174,000	—	269,174,000	—
Securities sold under agreements to repurchase	10,000,000	11,111,000	—	11,111,000	—
Advances from Federal Home Loan Bank	13,000,000	13,280,000	—	13,280,000	—
Junior subordinated debentures	14,434,000	14,431,144	—	—	14,431,144
ESOP borrowings	600,000	600,000	—	600,000	—

	December 31, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$1,977,621	$1,977,621	$1,977,621	$—	$—
Interest bearing balances	43,411,347	43,411,347	43,411,347	—	—
Securities available-for-sale	82,929,671	82,929,671	—	82,929,671	—
Nonmarketable equity securities	2,383,750	2,383,750	—	—	2,383,750
Mortgage loans held for sale	385,000	385,000	—	385,000	—
Loans receivable	339,727,732	340,179,000	—	54,421,546	285,757,454

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$171,453,057	$171,453,057	$—	$171,453,057	$—
Certificates of deposit and other time deposits	279,440,972	279,672,000	—	279,672,000	—
Securities sold under agreements to repurchase	10,000,000	11,508,000	—	11,508,000	—
Advances from Federal Home Loan Bank	34,000,000	34,478,000	—	34,478,000	—
Junior subordinated debentures	14,434,000	14,586,827	—	—	14,586,827
ESOP borrowings	1,225,000	1,225,000	—	1,225,000	—

	September 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$16,131,225	$—	$15,191,625	$—
Letters of credit	383,980	—	399,041	—

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

Assets measured at fair value on a recurring basis are as follows as of September 30, 2013 and December 31, 2012:

September 30, 2013	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government sponsored enterprises	$—	$6,341,307	$—
Mortgage-backed securities	—	65,752,333	—
SBA loan pools	—	11,422,233	—
Available-for-sale investment securities	—	83,515,873	—
Total	$—	$83,515,873	$—

December 31, 2012
Government sponsored enterprises	$—	$21,929,021	$—
Mortgage-backed securities	—	61,000,650	—
Available-for-sale investment securities	—	82,929,671	—
Total	$—	$82,929,671	$—

Assets measured at fair value on a non-recurring basis are as follows as of September 30, 2013 and December 31, 2012:

September 30, 2013	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$49,554,476
Other real estate owned	—	—	20,077,440
Mortgage loans held for sale	—	364,000	—
Total	$—	$364,000	$69,631,916
December 31, 2012
Impaired loans	$—	$—	$54,421,546
Other real estate owned	—	—	22,646,747
Mortgage loans held for sale	—	385,000	—
Total	$—	$385,000	$77,068,293

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$ 20,077,440	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs

Impaired loans	$ 49,554,476	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve. At September 30, 2013 and December 31, 2012, the Bank did not need a deposit on hand with the Federal Reserve Bank to meet this requirement. At September 30, 2013, the Bank had $1.1 million in actual currency and cash on hand, $3.8 million in due from non-interest bearing balances and $11.3 million in due from interest bearing balances. At September 30, 2013, the Company had $821,000 in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
September 30, 2013	Cost	Gains	Losses	Fair Value

Government-sponsored enterprises	$6,939,151	$—	$597,844	$6,341,307
Mortgage-backed securities	69,170,875	4,527	3,423,069	65,752,333
SBA loan pools	12,292,436	—	870,203	11,422,233
Total	$88,402,462	$4,527	$4,891,116	$83,515,873

December 31, 2012
Government-sponsored enterprises	$21,895,143	$44,443	$10,565	$21,929,021
Mortgage-backed securities	61,048,336	170,672	218,358	61,000,650
Total	$82,943,479	$215,115	$228,923	$82,929,671

The amortized cost and estimated fair values of investment securities at September 30, 2013, by contractual maturity dates, are shown in the following chart. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,002,243	1,898,011
Due after ten years	17,229,344	15,865,529
Subtotal	19,231,587	17,763,540
Mortgage-backed securities	69,170,875	65,752,333
Total Securities	$88,402,462	$83,515,873

At September 30, 2013 and December 31, 2012, investment securities with book values of $14,972,000 and $14,321,961 and market values of $14,005,380 and $14,360,697, respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $26,187,123 for the nine months ended September 30, 2013. The gross realized gain on the sale of investment securities totaled $12,833 with gross realized losses of $141,010 resulting in a net realized loss of $128,177 for the nine months ended September 30, 2013. Gross proceeds from the sale of investment securities totaled $57,321,969 for the nine months ended September 30, 2012. The gross realized gain on the sale of investment securities totaled $296,471 with gross realized losses of $25,690 resulting in a net realized gain of $270,781 for the nine months ended September 30, 2012. There were no proceeds from the sale of investment securities for the three months ended September 30, 2013 and 2012. The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

	Less than Twelve months		Twelve months or more		Total
September 30, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$6,341,307	$597,844	$—	$—	$6,341,307	$597,844
Mortgage-backed securities	59,860,966	3,225,361	4,645,788	197,708	64,506,754	3,423,069
SBA loan pools	11,422,233	870,203	—	—	11,422,233	870,203
	$77,624,506	$4,693,408	$4,645,788	$197,708	$82,270,294	$4,891,116

	Less than Twelve months		Twelve months or more		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$4,096,526	$10,565	$—	$—	$4,096,526	$10,565
Mortgage-backed securities	25,594,591	218,358	—	—	25,594,591	218,358
	$29,691,117	$228,923	$—	$—	$29,691,117	$228,923

Securities classified as available-for-sale are recorded at fair market value. Of the securities in an unrealized loss position, there were four securities in a continuous loss position for 12 months or more at September 30, 2013 and there were no securities in a continuous loss position for 12 months or more at December 31, 2012. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are considered other-than-temporary.

Nonmarketable equity securities include the cost of stock in community bank holding companies of $54,500 and $55,250 as of September 30, 2013 and December 31, 2012, and the Federal Home Loan Bank stock which has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At September 30, 2013 and December 31, 2012, the Company’s investment in Federal Home Loan Bank stock was $1,214,900 and $2,328,500, respectively.

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

NOTE 6 – LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended September 30, 2013 and December 31, 2012:

	2013	2012
Real estate – construction	$54,343,945	$61,828,071
Real estate – mortgage	263,096,215	257,471,814
Commercial and industrial	17,488,102	17,514,053
Consumer and other	2,589,623	3,057,787
Total loans receivable, gross	337,517,885	339,871,725
Deferred origination fees	(90,257)	(143,993)
Total loans receivable, net of deferred origination fees	337,427,628	339,727,732
Less allowance for loan losses	6,860,156	6,726,550
Total loans receivable, net of allowance for loan losses	$330,567,472	$333,001,182

The composition of gross loans by rate type is as follows for the periods ended September 30, 2013 and December 31, 2012:

	2013	2012
Variable rate loans	$130,698,524	$145,603,038
Fixed rate loans	206,729,104	194,124,694
Total gross loans	$337,427,628	$339,727,732

The following is an analysis of our loan portfolio by credit quality indicators at September 30, 2013 and December 31, 2012:

	Commercial		Commercial Real Estate		Commercial Real EstateConstruction
	2013	2012	2013	2012	2013	2012
Grade:
Pass	$15,833,120	$15,141,551	$116,635,506	$110,986,821	$14,952,717	$17,702,278
Special Mention	71,543	338,313	10,653,841	13,738,175	368,942	378,368
Substandard	1,583,439	2,034,189	25,301,287	25,535,380	3,816,895	3,919,915
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$17,488,102	$17,514,053	$152,590,634	$150,260,376	$19,138,554	$22,000,561

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2013	2012	2013	2012	2013	2012
Grade:
Pass	$93,005,840	$83,755,181	$26,650,247	$26,081,066	$2,465,702	2,915,207
Special Mention	5,360,972	6,685,136	3,576,510	3,824,603	41,173	4,320
Substandard	12,138,769	16,771,121	4,978,634	9,921,841	82,748	138,260
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$110,505,581	$107,211,438	$35,205,391	$39,827,510	$2,589,623	$3,057,787

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at September 30, 2013 and December 31, 2012:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
September 30, 2013
Accruing Loans Paid Current	$15,980,818	$144,010,187	$15,195,718	$103,711,440	$30,202,223	$2,512,157	$311,612,543
Accruing Loans Past Due:
30-59 Days	204,113	—	125,941	974,860	24,534	14,664	1,344,112
60-89 Days	—	—	—	—	—	1,877	1,877
Total Loans Past Due	204,113	—	125,941	974,860	24,534	16,541	1,345,989
Loans Receivable on Nonaccrual Status	$1,303,171	$8,580,447	$3,816,895	$5,819,281	$4,978,634	$60,925	$24,559,353
Total Loans Receivable	$17,488,102	$152,590,634	$19,138,554	$110,505,581	$35,205,391	$2,589,623	$337,517,885

December 31, 2012
Accruing Loans Paid Current	$15,967,993	$140,922,353	$19,628,095	$98,233,478	$32,495,427	$2,901,568	$310,148,914
Accruing Loans Past Due:
30-59 Days	11,240	2,129,155	—	2,314,230	243,937	112,119	4,810,681
60-89 Days	116,272	1,299,221	—	305,095	73,197	—	1,793,785
Total Loans Past Due	127,512	3,428,376	—	2,619,325	317,134	112,119	6,604,466
Loans Receivable on Nonaccrual Status	$1,418,548	$5,909,647	$2,372,466	$6,358,635	$7,014,949	$44,100	$23,118,345
Total Loans Receivable	$17,514,053	$150,260,376	$22,000,561	$107,211,438	$39,827,510	$3,057,787	$339,871,725

The following is a summary of information pertaining to impaired and nonaccrual loans at September 30, 2013 and December 31, 2012:

	2013	2012
Impaired loans without a valuation allowance	$40,925,620	$47,974,172
Impaired loans with a valuation allowance	11,279,821	8,614,639
Total impaired loans	$52,205,441	$56,588,811
Valuation allowance related to impaired loans	$2,650,965	$2,167,265
Average of impaired loans during the period	$55,333,339	$62,434,844
Total nonaccrual loans	$24,559,353	$23,118,345
Total loans past due 90 days and still accruing interest	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$34,274,056	$34,929,918

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at September 30, 2013 and December 31, 2012:

September 30, 2013	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$1,303,171	$27,697,208	$2,275,447	$5,851,197	$3,798,597	$—	$40,925,620
Unpaid Principal Balance	1,518,169	28,232,896	2,816,136	7,563,319	4,296,912	—	44,427,432
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$2,304,825	$1,541,448	$4,403,569	$2,969,054	$60,925	$11,279,821

Unpaid Principal Balance	—	2,304,825	1,541,448	4,643,895	2,969,054	60,925	11,520,147
Related Allowance	—	971,682	76,448	923,030	638,793	41,012	2,650,965
Total:
Recorded Investment	$1,303,171	$30,002,033	$3,816,895	$10,254,766	$6,767,651	$60,925	$52,205,441
Unpaid Principal Balance	1,518,169	30,537,721	4,357,584	12,207,214	7,265,966	60,925	55,947,579
Related Allowance	—	971,682	76,448	923,030	638,793	41,012	2,650,965

December 31, 2012
With no related allowance recorded:
Recorded Investment	$1,418,548	$24,984,224	$3,919,915	$10,194,785	$7,412,600	$44,100	$47,974,172
Unpaid Principal Balance	1,633,548	26,069,447	4,141,750	11,686,837	8,990,567	229,401	52,751,550
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:

Recorded Investment	$—	$3,508,003	$—	$2,797,978	$2,308,658	$—	$8,614,639
Unpaid Principal Balance	—	3,788,676	—	2,914,197	2,308,658	—	9,011,531
Related Allowance	—	715,630	—	540,107	911,528	—	2,167,265
Total:
Recorded Investment	$1,418,548	$28,492,227	$3,919,915	$12,992,763	$9,721,258	$44,100	$56,588,811
Unpaid Principal Balance	1,633,548	29,858,123	4,141,750	14,601,034	11,299,225	229,401	61,763,081
Related Allowance	—	715,630	—	540,107	911,528	—	2,167,265

The following is an analysis of our impaired loan portfolio detailing average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012, respectively.

For the Three Months Ended	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
September 30, 2013 With no related allowance recorded:
Average Recorded Investment	$1,518,170	$28,683,879	$2,594,301	$7,599,829	$4,296,912	$—	$44,693,091
Interest Income Recognized	—	324,042	—	44,436	4,612	—	373,090
With an allowance recorded:
Average Recorded Investment	—	2,304,825	1,541,448	4,643,895	2,969,054	60,925	11,520,147
Interest Income Recognized	—	1,515	14,193	32,121	46,938	2,043	96,810

September 30, 2012 With no related allowance recorded:
Average Recorded Investment	$1,633,576	$21,400,269	$3,272,749	$11,277,181	$6,314,371	$1,697,279	$45,595,425
Interest Income Recognized	—	170,236	17,651	54,885	6,123	—	248,895
With an allowance recorded:
Average Recorded Investment	—	4,543,865	1,549,448	1,395,734	935,965	—	8,425,012
Interest Income Recognized	—	20,311	14,603	5,611	1,781	—	42,306

For the Nine Months Ended	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
September 30, 2013 With no related allowance recorded:
Average Recorded Investment	$1,429,480	$28,601,174	$2,816,136	$6,350,903	$4,563,863	$—	$43,761,556
Interest Income Recognized	—	809,677	—	123,837	16,334	—	949,848
With an allowance recorded:
Average Recorded Investment	—	2,324,560	1,544,138	4,654,523	2,987,637	60,925	11,571,783
Interest Income Recognized	—	18,313	44,846	100,781	58,038	2,043	224,021

September 30, 2012 With no related allowance recorded:
Average Recorded Investment	$1,631,413	$21,389,982	$3,265,029	$11,090,100	$6,265,538	$1,905,329	$45,547,391
Interest Income Recognized	4,407	539,633	61,317	216,571	35,504	10,325	867,757
With an allowance recorded:
Average Recorded Investment	—	4,540,965	1,549,448	1,394,575	935,214	—	8,420,202
Interest Income Recognized	—	70,666	45,507	31,785	8,210	—	156,168

The following is a summary of information pertaining to our allowance for loan losses at September 30, 2013 and December 31, 2012:

September 30, 2013	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Charge-offs	(301,021)	(6,937)	(97,020)	(734,211)	(597,348)	(24,588)	—	(1,761,125)
Recoveries	26,106	384,262	21,054	325,582	692,897	9,830	—	1,459,731
Provision	179,006	502,693	160,936	114,797	(413,486)	(108,946)	—	435,000
Ending Balance	$287,587	$2,216,158	$140,799	$2,071,886	$2,048,115	$95,611	$—	$6,860,156
Individually evaluated for impairment	—	971,682	76,448	923,030	638,793	41,012	—	2,650,965
Collectively evaluated for impairment	287,587	1,244,476	64,351	1,148,856	1,409,322	54,599	—	4,209,191
Loans Receivable:
Ending Balance	$17,488,102	$152,590,634	$19,138,554	$110,505,581	$35,205,391	$2,589,623	$—	$337,517,885
Individually evaluated for impairment	1,303,171	30,002,033	3,816,895	10,254,766	6,767,651	60,925	—	52,205,441
Collectively evaluated for impairment	16,184,931	122,588,601	15,321,659	100,250,815	28,437,740	2,528,698	—	285,312,444

December 31, 2012 Allowance for loan losses:	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Beginning Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Charge-offs	(198,894)	(1,074,741)	(288,490)	(2,726,229)	(2,282,282)	(312,387)	—	(6,883,023)
Recoveries	15,534	53,118	—	151,725	28,554	12,315	—	261,246
Provision	(75,292)	(182,240)	(813,401)	1,640,622	2,290,862	469,905	(302,388)	3,028,068
Ending Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Individually evaluated for impairment	—	715,630	—	540,107	911,528	—	—	2,167,265
Collectively evaluated for impairment	383,496	620,510	55,829	1,825,611	1,454,524	219,315	—	4,559,285
Loans Receivable:
Ending Balance	$17,514,053	$150,260,376	$22,000,561	$107,211,438	$39,827,510	$3,057,787	$—	$339,871,725
Individually evaluated for impairment	1,418,548	28,492,227	3,919,915	12,992,763	9,721,258	44,100	—	56,588,811
Collectively evaluated for impairment	16,095,505	121,768,149	18,080,646	94,218,675	30,106,252	3,013,687	—	283,282,914

The allowance for loan losses, as a percent of gross loans outstanding, was 2.03% and 1.98% for periods ended September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the Bank had 61 loans totaling $24,559,353 or 7.28% of gross loans in nonaccrual status of which $9,891,807 were deemed to be troubled debt restructurings. There were 25 loans totaling $24,382,249 deemed to be troubled debt restructurings not in nonaccrual status at September 30, 2013. At December 31, 2012, the Bank had 66 impaired loans, totaling $23,118,345 or 6.81% of loans, net of deferred origination fees, in nonaccrual status, of which $4,723,291 were deemed to be troubled debt restructurings. There were 31 loans, totaling $30.2 million, deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2012. There were no loans contractually past due 90 days or more and still accruing interest at September 30, 2013 or December 31, 2013. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. At September 30, 2013 and December 31, 2012, the Bank had $60,000 and $75,000 respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At September 30, 2013, loans totaling $42.6 million were pledged as collateral at the Federal Home Loan Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended September 30, 2013 and December 31, 2012 are summarized below:

	2013	2012
Balance, beginning of year	$22,646,747	$18,905,600
Additions	1,925,446	15,419,912
Sales	(4,324,688)	(10,573,965)
Write downs	(170,065)	(1,104,800)
Balance, end of period	$20,077,440	$22,646,747

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended September 30, 2013 and December 31, 2012:

	2013	2012
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,409,641	18,409,641
Furniture and equipment	4,853,404	4,760,010
Software	888,320	720,957
Construction in progress	341,472	48,765
Total	27,758,155	27,204,691
Less, accumulated depreciation	6,478,815	5,675,029
Premises, furniture and equipment, net	$21,279,340	$21,529,662

Depreciation expense for the nine months ended September 30, 2013 and 2012 amounted to $803,786 and $791,458, respectively.

NOTE 9 - DEPOSITS

At September 30, 2013, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2013	$38,926,198
2014	85,576,356
2015	31,296,466
2016	61,209,374
2017	51,253,988
Thereafter	3,012,046
Total	$271,274,428

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of one obligation totaling $10.0 million at September 30, 2013. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities. Available-for-sale securities with book values of $13,152,000 and $12,421,961 and fair values of $12,329,409 and $12,450,185 at September 30, 2013 and December 31, 2012, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the periods ended September 30, 2013 and December 31, 2012:

	2013	2012
Amount outstanding at period end	$10,000,000	$10,000,000
Average amount outstanding during the period	10,000,000	17,218,122
Maximum outstanding at any month-end	10,000,000	20,000,000
Weighted average rate paid at period-end	4.40%	4.40%
Weighted average rate paid during the period	4.43%	4.29%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month
LIBOR plus 1.38%, which was 1.654% at the period ended September 30, 2013. The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075%, which was 5.349% at the period ended September 30, 2013. The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2038.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods). This and any future deferred distributions will continue to accrue interest. Distributions on the trust preferred securities are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance. As of September 30, 2013, the amount of accrued interest was $2,149,073.

As described in Note 16 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

NOTE 12 – ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2013, advances from the Federal Home Loan Bank (“FHLB”) were comprised of two advances totaling $13.0 million. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 23, 2013, the Bank borrowed $4.0 million under a 1-year advance at a fixed rate of 0.29%. All advances require interest only payments with principal and interest due on maturity. The advances are collateralized by pledged FHLB stock and certain loans. At September 30, 2013, loans totaling $42.6 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended September 30, 2013 and December 31, 2012:

	2013	2012
Amount outstanding at period end	$13,000,000	$34,000,000
Average amount outstanding during the period	19,959,707	34,000,000
Maximum outstanding at any month-end	24,000,000	34,000,000
Weighted average rate at period-end	2.83%	1.76%
Weighted average rate during the period	2.35%	1.76%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the nine and three months ended September 30, 2013 and 2012 are summarized below:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Professional fees	$829,993	$953,967	$152,172	$282,601
Telephone expenses	154,773	153,088	50,318	51,405
Office supplies, stationery, and printing	62,074	50,459	21,547	18,300
Insurance	306,098	305,910	103,925	105,218
Postage	8,896	6,627	3,431	1,586
Data processing	568,982	553,035	193,799	176,073
Advertising and marketing	219,713	115,637	105,599	74,639
FDIC Assessment	829,348	889,574	269,117	298,369
Other loan related expense	143,410	165,988	(77,412)	68,574
Other	219,479	303,861	112,132	117,356
Total	$3,342,766	$3,498,146	$934,628	$1,194,121

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. and Tidelands Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer. The lawsuit alleges causes of action for breach of employment contract, fraud and negligent misrepresentation and asks for actual damages, punitive damages and attorneys’ fees. Mr. Coffee is seeking actual damages of $780,000 related to a severance payment that Mr. Coffee claims is due under his employment contract. The Bank and Company are prohibited from making any payments to Mr. Coffee without the FDIC’s approval, and the FDIC has informed the Bank that it does not approve of any such severance payments being made to Mr. Coffee. Mr. Coffee is also seeking continuation of certain insurance benefits. The lawsuit is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time.

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

Basic and diluted (loss) per share are computed below for the nine and three months ended September 30, 2013 and 2012:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Basic net income (loss) per share computation:

Net income (loss) available to common shareholders	$(1,801,116)	$(2,974,419)	$113,009	$(2,608,129)
Average common shares outstanding – basic	4,164,971	4,096,280	4,168,350	4,100,295
Basic net income (loss) per share	$(0.43)	$(0.73)	$0.03	$(0.64)

Diluted net income (loss) per share computation:
Net income (loss) available to common shareholders	$(1,801,116)	$(2,974,419)	$113,009	$(2,608,129)
Average common shares outstanding – basic	4,164,971	4,096,280	4,168,350	4,100,295
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding – diluted	4,164,971	4,096,280	4,168,350	4,100,295
Diluted net income (loss) per share	$(0.43)	$(0.73)	$0.03	$(0.64)

For the period ended September 30, 2013 and September 30, 2012 there were no stock options that were dilutive. At September 30, 2013 and 2012, there were 571,821 warrant shares outstanding that were anti-dilutive. Options and warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. As of September 30, 2013, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

Regulatory Actions

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at September 30, 2013 and December 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2013
Total capital (to risk-weighted assets)	$22,907,000	6.19%	$29,590,640	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	11,454,000	3.10%	14,795,320	4.00%	N/A	N/A
Tier 1 capital (to average assets)	11,454,000	2.28%	20,064,440	4.00%	N/A	N/A
December 31, 2012
Total capital (to risk-weighted assets)	$27,170,000	6.96%	$31,240,880	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	13,585,000	3.48%	15,620,440	4.00%	N/A	N/A
Tier 1 capital (to average assets)	13,585,000	2.57%	21,112,440	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2013 and December 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2013
Total capital (to risk-weighted assets)	$31,431,000	8.50%	$29,572,500	8.00%	$36,965,620	10.00%
Tier 1 capital (to risk-weighted assets)	26,782,000	7.25%	14,786,250	4.00%	22,179,370	6.00%
Tier 1 capital (to average assets)	26,782,000	5.36%	19,998,160	4.00%	24,997,700	5.00%
December 31, 2012
Total capital (to risk-weighted assets)	$31,460,000	8.06%	$31,214,400	8.00%	$39,018,010	10.00%
Tier 1 capital (to risk-weighted assets)	26,559,000	6.81%	15,607,200	4.00%	23,410,800	6.00%
Tier 1 capital (to average assets)	26,559,000	5.05%	21,052,720	4.00%	26,315,900	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $36,965,620 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $39,966,320 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of September 30, 2013, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 17 - UNUSED LINES OF CREDIT

As of September 30, 2013, the Bank had no unused lines of credit to purchase federal funds from unrelated banks. A line of credit is available from the FHLB with a remaining credit availability of $62.5 million and an excess lendable collateral value of approximately $14.8 million at September 30, 2013. In addition, we maintain a $51,200 line of credit with the Federal Reserve Bank. This line of credit is secured by approximately $420,000 in bonds as of September 30, 2013.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock. Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012. The Treasury has appointed an observer to the Board. As of September 30, 2013, the amount of cumulative unpaid dividends is $2,322,581.

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

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At September 30, 2013, the Bank had $60,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2013.

Amount
Commitments to extend credit	$16,131,225
Standby letters of credit	383,980
Total	$16,515,205

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $13,007 and $3,502 for the periods ended September 30, 2013 and 2012. At September 30, 2013, the ESOP has an outstanding loan amounting to $600,000.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended September 30, 2013 and December 31, 2012:

	2013	2012
Balance, beginning of year	108,825	129,326
New share purchases	—	—
Shares released to participants	—	(10,413)
Shares allocated to participants	—	(10,088)
Balance, end of period	108,825	108,825

The aggregate fair value of the 108,825 unallocated shares was $48,971 based on the $0.45 closing price of our common stock on September 30, 2013. The aggregate fair value of the 108,825 unallocated shares was $33,736 based on the $0.31 closing price of our common stock on December 31, 2012.

NOTE 21 – RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $61,993 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan). This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank. The officers will receive an annual payment from the Bank equal to the promised benefits. In connection with this plan, life insurance contracts were purchased on the officers. Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the nine months ended September 30, 2013 or September 30, 2012.

NOTE 22 – TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (TDR’s) amounted to $34,274,056 at September 30, 2013. The accruing TDR’s were $24,382,249 and the non-accruing TDR’s were $9,891,807 at September 30, 2013. The TDR’s amounted to $26,795,520 at September 30, 2012. The accruing TDR’s were $20,724,103 and the non-accruing TDR’s were $6,071,507 at September 30, 2012.

The following chart represents the TDR’s incurred during the nine and three months ended September 30, 2013 and 2012:

	Number of Contracts	For the nine months ended September 30, 2013 Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Investment

Troubled Debt Restructurings
Residential Real Estate	2	$395,653	$395,653
Commercial Real Estate	4	3,651,559	3,651,559
Commercial	1	838,328	838,328
Totals	7	$4,885,540	$4,885,540

	Number of Contracts	For the nine months ended September 30, 2012 Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Residential Real Estate	8	$1,536,716	$1,495,804
Residential Real Estate Construction	3	335,413	335,413
Consumer	1	948,005	948,005
Commercial Real Estate	2	1,107,367	1,107,367
Totals	14	$3,927,501	$3,886,589

	Number of Contracts	For the three months ended September 30, 2013 Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial Real Estate	2	$1,842,654	$1,842,654
Commercial & Industrial	1	838,328	838,328
Totals	3	$2,680,982	$2,680,982

During the nine months ended September 30, 2013, the Bank modified 7 loans that were considered to be troubled debt restructurings. We extended the terms and lowered the interest rate for these 7 loans. During the three months ended September 30, 2013, the Bank modified 3 loans that were considered to be troubled debt restructurings. During the nine months ended September 30, 2012, the Bank modified 14 loans that were considered to be troubled debt restructurings. We extended the terms and lowered the interest rate for these 14 loans. During the three months ended September 30, 2012, the Bank did not modify any loans that were considered to be troubled debt restructurings.

The following chart represents the TDR’s that defaulted during the nine and three months ended September 30, 2013 and 2012:

	Number of Contracts	For the nine months ended September 30, 2013 Recorded Investment

Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate Construction	1	$66,150
Residential Real Estate	1	121,500
Commercial Real Estate	3	2,527,926

	Number of Contracts	For the nine months ended September 30, 2012 Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate	1	$293,200

	Number of Contracts	For the three months ended September 30, 2013 Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate	1	121,500
Commercial Real Estate	3	2,527,926

During the nine months ended September 30, 2013, five loans that had previously been restructured defaulted. There were four loans that were determined to be troubled debt restructurings that subsequently defaulted during the three months ended September 30, 2013. During the nine months ended September 30, 2012, one loan that had previously been restructured defaulted. There were no TDR’s that subsequently defaulted during the three months ended September 30, 2012.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.
During the nine months ended September 30, 2011, four loans that had previously been restructured, were in default, all of which went into default in the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition as of September 30, 2013 compared to December 31, 2012 and the results of operations for the nine and three months ended September 30, 2013 compared to the nine and three months ended September 30, 2012. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2012 Annual Report on Form 10-K.

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

Overview

We are a South Carolina corporation organized in 2002 to serve as the holding company for Tidelands Bank (the “Bank”), a state-chartered banking association under the laws of South Carolina headquartered in Mount Pleasant, South Carolina. The Bank commenced operations in October 2003 through our main office located in Mount Pleasant, South Carolina. On April 23, 2007, we opened a permanent full service banking facility in our Summerville, South Carolina location. We opened a permanent facility for our full service branch in Myrtle Beach, South Carolina on June 7, 2007. In addition, we opened a new full service branch office in the Park West area of Mount Pleasant, South Carolina on May 14, 2007, and converted the loan production office in the West Ashley area of Charleston, South Carolina to a full service branch on July 2, 2007. The Bluffton, South Carolina loan production office opened as a full service banking facility on May 21, 2008. On July 23, 2008, we opened a permanent full service banking facility in Murrells Inlet, South Carolina. We plan to focus our efforts at these branch locations on obtaining lower cost deposits that are less affected by rising rates.

The following discussion describes our results of operations for the nine and three months ended September 30, 2013 as compared to the nine and three months ended September 30, 2012 and also analyzes our financial condition as of September 30, 2013 as compared to December 31, 2012. Like most community banks, we derive most of our income from interest we receive on our loans and investments. In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2013 and our audited consolidated financial statements included in our 2012 Annual Report on Form 10-K.

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

●	On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds. Among other things, the Financial Stability Plan includes:

●	A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the CPP.

●
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus package. ARRA imposes certain executive compensation and corporate expenditure limits on all current and future TARP recipients. These new limits are in place until the institution has repaid the Treasury, which is now permitted under AARA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient institution’s appropriate regulatory agency.

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

The Company has submitted, and the FRB is evaluating a written plan designed to maintain sufficient capital at the Company on a consolidated basis. Although the FRB Written Agreement does not contain specific target capital ratios or specific timelines, the plan must address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

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

•
Eliminate, within 30 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss,” and during the Consent Order, within 30 days of receipt of any Report of Examination, eliminate by collection, charge-off, or other proper entry, the remaining balance of any assets classified as “Loss” and 50% of those assets classified “Doubtful”. The Bank is in compliance with this ongoing requirement.

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

Results of Operations

Income Statement Review

Summary

Nine months ended September 30, 2013 and 2012

Our net loss was approximately $914,000 for the nine months ended September 30, 2013 compared to net loss of approximately $2.3 million for the same period in 2012. Net loss before income tax benefit was $914,000 for the nine months ended September 30, 2013 compared to net loss before income tax benefit of $2.3 million for the nine months ended September 30, 2012. The $1.3 million decrease in net loss before income tax benefit resulted primarily from decreases in provision for loan losses of $2.3 million, and noninterest expense of $671,000 offset by decreases in our net interest income before provision for loan losses of $1.2 million and noninterest income of $456,000.

Three months ended September 30, 2013 and 2012

Our net income was approximately $383,000 compared to net loss of $2.4 million for the three months ended September 30, 2013 and 2012, respectively. Net income before income tax benefit was $383,000 compared to net loss of $2.4 million for the three months ended September 30, 2013 and 2012, respectively. The $2.8 million increase in net income before income tax benefit resulted primarily from decreases of $2.2 million in provision for loan losses and $406,000 in noninterest expense as well as an increase of $168,000 in our net interest income before provision for loan losses, offset by a decrease in noninterest income of $2,000.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio has historically been the primary driver of the increase in net interest income. During the nine months ended September 30, 2013, our loan portfolio decreased $2.3 million from the year-end balance.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments. At September 30, 2013, loans represented 68.3% of total assets, while securities and interest bearing deposits represented 19.5% of total assets. While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as loan demand regains ground and investment yields become more attractive on a relative basis.

At September 30, 2013, retail deposits represented $443.4 million, or 92.1% of total funding, which includes total deposits plus borrowings. Borrowings represented $38.0 million, or 7.8% of total funding, and we had no wholesale deposits. We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits. Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. We operate seven full service banking offices located along the South Carolina coast. We anticipate that our full service banking offices will assist us in meeting these objectives. We believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. Net interest income decreased $1.2 million as the result of a decrease in investment portfolio revenue of $649,000 and a decline in loan revenue of $1.8 million, partially offset by a decrease in funding costs of $1.2 million as compared to the period ended September 30, 2012. For the nine months ended September 30, 2013, average interest-bearing liabilities exceeded average interest-earning assets by $23.7 million compared to average interest-earning liabilities exceeding average interest-bearing assets by $20.8 million for the nine months ended September 30, 2012.

The impact of the Federal Reserve’s interest rate cuts has resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings. The net interest margin decreased during the nine months ended September 30, 2013 when compared to the same period in 2012, as a result of the Bank’s interest-earning asset yield decreasing more than the cost of interest-bearing liabilities. Our net interest margins for the nine months ended September 30, 2013 and 2012 were 2.66% and 2.83%, respectively.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the nine months ended September 30, 2013 and 2012. Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Nine Months Ended September 30, 2013and 2012

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the nine months ended September 30, 2013 and 2012, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
			(dollars in thousands)
Earning assets:
Interest bearing balances	$22,616	$73	0.44%	$35,666	$82	0.31%
Taxable investment securities	88,937	879	1.32%	79,667	1,528	2.56%
Loans receivable(2)	340,400	12,472	4.90%	365,714	14,225	5.20%
Total earning assets	451,953	13,424	3.97%	481,047	15,835	4.40%

Nonearning assets:
Cash and due from banks	3,043			2,481
Mortgages held for sale	132			297
Premises and equipment, net	21,380			21,973
Other assets	40,161			38,934
Allowance for loan losses	(6,737)			(8,460)
Total nonearning assets	57,979			55,225
Total assets	$509,932			$536,272

Interest-bearing liabilities:
Interest bearing transaction accounts	$51,538	164	0.43%	$33,474	182	0.73%
Savings & money market	106,073	350	0.44%	105,345	529	0.67%
Time deposits less than $100,000	104,983	989	1.26%	113,289	1,267	1.49%
Time deposits greater than $100,000	167,519	1,730	1.38%	180,045	1,978	1.47%
Securities sold under repurchase agreement	10,000	331	4.43%	19,642	626	4.26%
Advances from FHLB	19,960	351	2.35%	34,000	457	1.80%
Junior subordinated debentures	14,434	479	4.44%	14,434	560	5.18%
ESOP borrowings	1,112	40	4.81%	1,374	47	4.58%
Federal funds purchased	3	—	0.00%	200	—	0.01%
Total interest-bearing liabilities	475,622	4,434	1.25%	501,803	5,646	1.50%

Noninterest-bearing liabilities:
Demand deposits	19,982			14,990
Other liabilities	6,419			5,526
Shareholders’ equity	7,909			13,953

Total liabilities and shareholders’ equity	$509,932			$536,272
Net interest income		$8,990			$10,189
Net interest spread			2.72%			2.89%
Net interest margin			2.66%			2.83%
_______________
(1) Annualized for the nine month period.
(2) Includes nonaccruing loans

During the nine months ended September 30, 2013, the net interest spread and net interest margin decreased in comparison to the previous period in 2012. Our net interest spread was 2.72% and 2.89% for the nine months ended September 30, 2013 and 2012, respectively. Our net interest margin for the nine months ended September 30, 2013 was 2.66%, compared to 2.83% for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, interest-earning assets averaged $452.0 million, compared to $481.0 million in the same quarter of 2012. During the same periods, average interest-bearing liabilities were $475.6 million and $501.8 million, respectively.

Interest income for the nine months ended September 30, 2013 was $13.4 million, consisting of $12.5 million on loans, $879,000 on investments, $40,000 on interest bearing balances, and $33,000 in other interest income. Interest income for the nine months ended September 30, 2012 was $15.8 million, consisting of $14.2 million on loans, $1.5 million on investments, $61,000 on interest bearing balances, and $21,000 in other interest income. Interest and fees on loans represented 92.9% and 89.8% of total interest income for the nine months ended September 30, 2013 and 2012, respectively. Income from investments and interest bearing balances represented 6.8% and 10.0% of total interest income for the nine months ended September 30, 2013 and 2012, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 75.3% and 76.0% of average interest-earning assets for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, average earning assets were lower by $29.1 million than for the same period in 2012.

Interest expense for the nine months ended September 30, 2013 was $4.4 million, consisting of $3.2 million related to deposits, $331,000 related to securities sold under a repurchase agreement, $479,000 related to junior subordinated debentures, $350,000 related to advances from the FHLB and $40,000 related to ESOP borrowings. Interest expense for the nine months ended September 30, 2012 was $5.6 million, consisting of $4.0 million related to deposits, $626,000 related to securities sold under a repurchase agreement, $560,000 related to junior subordinated debentures, $457,000 related to advances from the FHLB and $47,000 related to ESOP borrowings. Interest expense on deposits for the nine months ended September 30, 2013 and 2012 represented 72.9% and 70.1% of total interest expense, respectively, while interest expense on borrowings represented 27.1% and 29.9%, respectively, of total interest expense. During the nine months ended September 30, 2013, average interest-bearing liabilities were lower by $26.2 million than for the same period in 2012.

Net interest income, the largest component of our income, was $9.0 million and $10.2 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $1.2 million resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $2.4 million decrease in interest income and a $1.2 million decrease in interest expense.

Three Months Ended September 30, 2013 and 2012

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the three months ended September 30, 2013 and 2012, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
			(dollars in thousands)
Earning assets:
Interest bearing cash balances	$16,000	$19	0.47%	$39,313	$29	0.29%
Taxable investment securities	85,947	388	1.79%	80,043	514	2.55%
Loans receivable(2)	340,039	4,250	4.96%	354,731	4,394	4.93%
Total earning assets	441,986	4,657	4.18%	474,087	4,937	4.14%

Nonearning assets:
Cash and due from banks	3,057			2,611
Mortgages held for sale	73			168
Premises and equipment, net	21,302			21,770
Other assets	41,840			39,092
Allowance for loan losses	(6,647)			(6,818)
Total nonearning assets	59,625			56,823
Total assets	$501,611			$530,910

Interest-bearing liabilities:
Interest bearing transaction accounts	$49,233	35	0.28%	$40,012	73	0.73%
Savings & money market	105,180	92	0.35%	100,893	160	0.63%
Time deposits less than $100,000	102,998	318	1.22%	110,755	392	1.41%
Time deposits greater than $100,000	167,449	573	1.36%	174,831	643	1.46%
Securities sold under repurchase agreements	10,000	112	4.46%	18,913	197	4.14%
Advances from FHLB	16,652	110	2.63%	34,000	154	1.80%
Junior subordinated debentures	14,434	119	3.28%	14,434	186	5.12%
ESOP borrowings	942	13	5.44%	1,323	15	4.58%
Federal funds purchased	—	—	0.00%	127	—	0.01%
Total interest-bearing liabilities	466,888	1,372	1.17%	495,288	1,820	1.46%

Noninterest-bearing liabilities:
Demand deposits	22,171			15,927
Other liabilities	6,797			5,759
Shareholders’ equity	5,755			13,936

Total liabilities and shareholders’ equity	$501,611			$530,910
Net interest income		$3,285			$3,117
Net interest spread			3.01%			2.68%
Net interest margin			2.95%			2.62%
_________________
(1) Annualized for the three month period.
(2) Includes nonaccruing loans

During the three months ended September 30, 2013, the net interest spread and net interest margin increased in comparison to the previous period in 2012, as a result of the Bank’s cost of interest bearing liabilities decreasing. Our net interest spread was 3.01% and 2.68% for the three months ended September 30, 2013 and 2012, respectively. Our net interest margin for the three months ended September 30, 2013 was 2.95%, compared to 2.62% for the three months ended September 30, 2012. During the three months ended September 30, 2013, interest-earning assets averaged $442.0 million, compared to $474.1 million in the same quarter of 2012. During the same periods, average interest-bearing liabilities were $466.9 million and $495.3 million, respectively.

Interest income for the three months ended September 30, 2013 was $4.7 million, consisting of $4.2 million on loans, $389,000 on investments, $10,000 on interest bearing balances, and $9,000 in other interest income. Interest income for the three months ended September 30, 2012 was $4.9 million, consisting of $4.4 million on loans, $514,000 on investments, $19,000 on interest bearing balances, and $10,000 in other interest income. Interest and fees on loans represented 91.2% and 89.0% of total interest income for the three months ended September 30, 2013 and 2012, respectively. The decrease in interest income was primarily due to loan balances being lower as well as investment yields decreasing in the current period which resulted in the decline in interest income when compared to the three months ended September 30, 2012. Income from investments and interest bearing balances represented 8.6% and 10.8% of total interest income for the three months ended September 30, 2013 and 2012, respectively. The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 76.9% and 74.8% of average interest-earning assets for the three months ended September 30, 2013 and 2012, respectively.

Interest expense for the three months ended September 30, 2013 was $1.4 million, consisting of $1.0 million related to deposits, $112,000 related to securities sold under repurchase agreements, $119,000 related to junior subordinated debentures, $110,000 related to Federal Home Loan Bank (“FHLB”) advances, and $13,000 related to ESOP borrowings. Interest expense for the three months ended September 30, 2012 was $1.8 million, consisting of $1.3 million related to deposits, $197,000 related to securities sold under repurchase agreements, $186,000 related to junior subordinated debentures, $154,000 related to Federal Home Loan Bank (“FHLB”) advances, and $15,000 related to ESOP borrowings. Interest expense on deposits for the three months ended September 30, 2013 and 2012 represented 74.1% and 69.7%, respectively, of total interest expense, while interest expense on other liabilities represented 25.9% and 30.3%, respectively, of total interest expense for the three months ended September 30, 2013 and 2012, respectively.

Net interest income, the largest component of our income, was $3.3 million and $3.1 million for the three months ended September 30, 2013 and 2012, respectively. The increase of $168,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $279,000 decrease in interest income and a $447,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Nine Months Ended September 30, 2013 vs. September 30, 2012				Nine Months Ended September 30, 2012 vs. September 30, 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(984)	$(813)	$44	$(1,753)	$(1,942)	$82	$5	$(1,855)
Taxable investment securities	177	(738)	(88)	(649)	468	(346)	(106)	16
Interest bearing cash balances	(30)	34	(13)	(9)	26	4	11	41
Total interest income	(837)	(1,517)	(57)	(2,411)	(1,448)	(260)	(90)	(1,798)

Interest expense
Deposits	(17)	(719)	13	(723)	(76)	(539)	14	(601)
Junior subordinated debentures	—	(80)	(1)	(81)	—	10	1	11
Advances from FHLB	(189)	141	(59)	(107)	28	(12)	—	16
Securities sold under repurchase agreements	(307)	25	(12)	(294)	(14)	(126)	3	(137)
Federal funds purchased	—	1	(1)	—	1	—	(1)	—
ESOP borrowings	(9)	2	—	(7)	(7)	—	—	(7)
Total interest expense	(522)	(630)	(60)	(1,212)	(68)	(667)	17	(718)

Net interest income	$(315)	$(887)	$3	$(1,199)	$(1,380)	$407	$(107)	$(1,080)

	Three Months Ended September 30, 2013 vs. September 30, 2012				Three Months Ended September 30, 2012 vs. September 30, 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(182)	$28	$10	$(144)	$(590)	$(185)	$7	$(768)
Taxable investment securities	38	(153)	(10)	(125)	157	(87)	(31)	39
Interest bearing cash balances	(17)	17	(10)	(10)	9	1	6	16
Total interest income	(161)	(108)	(10)	(279)	(424)	(271)	(18)	(713)

Interest expense
Deposits	(5)	(249)	4	(250)	(7)	(148)	(3)	(158)
Junior subordinated debentures	—	(66)	—	(66)	—	1	(1)	—
Advances from FHLB	(79)	71	(36)	(44)	—	1	—	1
Securities sold under repurchase agreements	(93)	14	(6)	(85)	(12)	(6)	—	(18)
ESOP borrowings	(4)	3	(1)	(2)	(2)	—	—	(2)
Total interest expense	(181)	(227)	(39)	(447)	(21)	(152)	(4)	(177)

Net interest income	$20	$119	$29	$168	$(403)	$(119)	$(14)	$(536)

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

Nine Months Ended September 30, 2013 and 2012

Included in the statement of operations for the nine months ended September 30, 2013 and 2012 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $435,000 and $2.8 million, respectively. The decrease in the provision for the nine months ended September 30, 2013 is in response to the improving credit environment as evidenced by a decrease of $1.1 million in nonperforming assets for the nine months ended September 30, 2013. The allowance for loan losses was approximately $6.9 million and $8.1 million as of September 30, 2013 and 2012, respectively. The allowance for loan losses as a percentage of gross loans was 2.03% at September 30, 2013 and 2.31% at September 30, 2012. At September 30, 2013, we had 61 nonperforming loans totaling approximately $24.6 million. Gross charge offs amounted to approximately $1.8 million and $5.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Three Months Ended September 30, 2013 and 2012

Included in the statement of operations for the three months ended September 30, 2013 and 2012 is a noncash expense related to the provision for loan losses of $45,000 and $2.2 million, respectively. The decrease in the provision was a result of the improving credit environment and significantly reduced net charge-offs for the two periods.

Noninterest Income

The following table sets forth information related to our noninterest income during the nine and three months ended September 30, 2013 and 2012:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Service fees on deposit accounts	$29	$38	$10	$12
Residential mortgage origination income	128	147	31	47
Gain (loss) on sale of investment securities	(128)	271	—	—
Other service fees and commissions	368	317	120	99
Bank owned life insurance	326	361	109	114
Loss on extinguishment of debt	(44)	—	—	—
Other	6	7	2	2
Total noninterest income (loss)	$685	$1,141	$272	$274

Nine Months Ended September 30, 2013 and 2012

Noninterest income for the nine months ended September 30, 2013 was $685,000, a decrease of $456,000 compared to noninterest income of during the same period in 2012. The change was primarily attributable to losses on sales of investment securities of $128,000 versus $271,000 in gains on sales of investment securities for the same period ended September 30. 2012.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination income was $128,000 and $147,000 for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $19,000 in 2013 related primarily to a decrease in volume in the mortgage department during the first nine months of 2013.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Service fees on deposit accounts were $29,000 and $38,000 for the nine months ended September 30, 2013 and 2012, respectively. Other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $51,000 to $368,000 for the nine months ended September 30, 2013 when compared to the same period in 2012.

A decrease of $35,000 in bank owned life insurance income was primarily attributable to a decrease in the rates paid for the nine months ended September 30, 2013 when compared to the same period in 2012. Other income consists primarily of income on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $6,000 and $7,000 for the nine months ended September 30, 2013 and 2012, respectively.

Three Months Ended September 30, 2013and 2012

Noninterest income for the three months ended September 30, 2013 was $272,000 compared to $274,000 during the same period in 2012.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties. Residential mortgage origination income was $31,000 and $47,000 for the three months ended September 30, 2013 and 2012, respectively. The decrease of $16,000 in 2013 related primarily to a decrease in volume in the mortgage department during the third quarter of 2013.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $10,000 and $12,000 for the three months ended September 30, 2013 and 2012, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions increased $21,000 to $120,000 for the three months ended September 30, 2013, when compared to the same period in 2012.

A decrease of $5,000 in bank owned life insurance income was primarily attributable to a decrease in the rates paid for the three months ended September 30, 2013 when compared to the same period in 2012. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $2,000 and $2,000 for the three months ended September 30, 2013 and 2012, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the nine and three months ended September 30, 2013 and 2012:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Salaries and benefits	$4,474	$4,087	$1,479	$1,365
Occupancy	1,238	1,185	409	400
Furniture and equipment expense	648	628	222	205
Other real estate owned expense	451	1,427	84	370
Professional fees	830	954	152	283
Advertising and marketing	220	116	106	75
Insurance	306	306	104	105
FDIC Assessment	829	890	269	298
Data processing and related costs	569	553	194	176
Telephone	155	153	50	51
Postage	9	7	3	2
Office supplies, stationery and printing	62	50	21	18
Other loan related expense	143	166	(77)	69
Other	220	303	112	117
Total noninterest expense	$10,154	$10,825	$3,128	$3,534

Nine Months Ended September 30, 2013and 2012

We incurred noninterest expense of $10.2 million for the nine months ended September 30, 2013 compared to $10.8 million for the nine months ended September 30, 2012. The $976,000 decrease in other real estate owned expense offset by the $387,000 increase in salaries and employee benefits expense primarily accounted for the $671,000 decrease in noninterest expense for the nine months ended September 30, 2013 compared to the same period in 2012. Of the $451,000 expenses related to other real estate owned, $170,000 was related to the reduction in the carrying value of properties in other real estate owned. The remaining decrease resulted primarily from decreases of $61,000 in the FDIC assessment and $12,000 in office supplies, stationery and printing.

Salaries and employee benefits expense was $4.5 million for the nine months ended September 30, 2013 compared to $4.1 million for the nine months ended September 30, 2012. These expenses represented 44.1% and 37.8% of our total noninterest expense for the nine months ended September 30, 2013 and 2012, respectively. The $387,000 increase in salaries and employees benefits expense in 2013 compared to 2012 resulted from increases of $77,000 in benefits cost, $34,000 in payroll taxes compensation, and $182,000 in base compensation expense.

Data processing and related costs increased $16,000 for the nine months ended September 30, 2013 compared to the same period in 2012. These expenses were $569,000 and $553,000 for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, our data processing costs for our core processing system were $533,000 compared to $516,000 for the nine months ended September 30, 2012.

Three Months Ended September 30, 2013and 2012

We incurred noninterest expense of approximately $3.1 million for the three months ended September 30, 2013 compared to $3.5 million for the three months ended September 30, 2012. The $286,000 decrease in other real estate owned expense and $131,000 in professional fees primarily accounted for the decrease in noninterest expense for the three months ended September 30, 2013 compared to the same period in 2012. The remaining differences resulted from an increase of $114,000 in salaries and benefits that were offset by a decrease of $29,000 in FDIC assessment and $146,000 in loan related costs.

Salaries and employee benefits expense was approximately $1.5 and $1.4 million for the three months ended September 30, 2013 and 2012, respectively. These expenses represented 47.3% and 38.6% of our total noninterest expense for the three months ended September 30, 2013 and 2012, respectively. The $114,000 increase in salaries and employee benefits expense primarily resulted from increases of $29,000 in other benefits costs and $45,000 in base compensation.

Data processing and related costs increased approximately $18,000 for the three months ended September 30, 2013 compared to the same period in 2012. These expenses were $194,000 and $176,000 for the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013, our data processing costs for our core processing system were $184,000 compared to $162,000 for the three months ended September 30, 2012. This increase was due to the yearly cost escalator in our contract.

Income Tax Expense

Nine Months Ended September 30, 2013 and 2012

Our lack of income tax expense or benefit for September 30, 2013 and 2012 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at September 30, 2013 will not be realized, and accordingly, has established a full valuation allowance.

Three Months Ended September 30, 2013and 2012

Our lack of income tax expense or benefit for September 30, 2013 and 2012 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at September 30, 2013 will not be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At September 30, 2013, we had total assets of $493.7 million, consisting principally of $330.6 million in net loans, $83.5 million in investment securities, $21.3 million in net premises, furniture and equipment, $11.3 million in interest bearing balances and $4.9 million in cash and due from banks. Our liabilities at September 30, 2013 totaled $488.1 million, consisting principally of $443.4 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $13.0 million in FHLB advances and $600,000 in borrowings related to the ESOP. At September 30, 2013, our shareholders’ equity was $5.6 million.

Investments

At September 30, 2013, the $83.5 million in our available-for-sale investment securities portfolio represented approximately 16.9% of our total assets compared to $82.9 million, or 15.7% of total assets, at December 31, 2012. At September 30, 2013, we held U.S. government agency securities, government sponsored enterprises, small business administration securities, and mortgage-backed securities with a fair value of $83.5 million and an amortized cost of $88.4 million for a net unrealized loss of $4.9 million. The opinion of management is that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary and no further losses are anticipated. We utilize the investment portfolio to provide additional income and to provide liquidity. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Contractual maturities and yields on our investments at September 30, 2013 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	$962	1.49%	$5,379	3.05%	$6,341	2.82%
SBA loan pools	—	—%	$—	—%	936	1.98%	10,487	2.06%	11,423	2.05%
Mortgage-backed securities	—	—%	—	—%	157	1.19%	65,595	1.65%	65,752	1.65%
Total	$—	—%	$—	—%	$2,055	1.69%	$81,461	1.80%	$83,516	1.80%

At September 30, 2013, our investments included government sponsored enterprises with amortized costs of approximately $6.9 million, Small business administration surety bonds with amortized costs of approximately $12.3 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $16.4 million, $22.1 million and $30.7 million, respectively.

Other nonmarketable equity securities at September 30, 2013 consisted of Federal Home Loan Bank stock with a cost of $1.2 million and other investments of approximately $54,500.

The amortized costs and the fair value of our investments at September 30, 2013 and December 31, 2012 are shown in the following table.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$6,939	$6,341	$21,895	$21,929
SBA loan pools	12,292	11,423	—	—
Mortgage-backed securities	69,171	65,752	61,048	61,001
Total	$88,402	$83,516	$82,943	$82.930

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans at September 30, 2013 and December 31, 2012 were $340.4 million and $360.9 million, respectively. Gross loans outstanding at September 30, 2013 and December 31, 2012 were $337.4 million and $339.7 million, respectively.

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

The following table summarizes the composition of our loan portfolio at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$17,488	5.2%	$17,514	5.1%

Real Estate
Mortgage	263,096	78.0%	257,472	75.8%
Construction	54,344	16.1%	61,828	18.2%
Total real estate	317,440	94.1%	319,300	94.0%

Consumer
Consumer	2,590	0.7%	3,058	0.9%
Total Gross Loans	337,518	100.0%	339,872	100.0%
Deferred origination fees, net	(90)	(0.0%)	(144)	(0.0%)

Total gross loans, net of deferred fees	337,428	100.0%	339,728	100.0%
Less – allowance for loan losses	(6,860)		(6,727)
Total loans, net	$330,568		$333,001

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2013:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$5,604	$10,152	$1,732	$17,488
Real estate	69,256	183,686	64,498	317,440
Consumer	411	1,996	183	2,590
Deferred origination fees, net	(76)	(14)	—	(90)
Total gross loans, net of deferred fees	$75,195	$195,820	$66,413	$337,428

Gross loans maturing after one year with:
Fixed interest rates				$177,442
Floating interest rates				84,805
Total				$262,247

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

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2013 and 2012.

	2013	2012
	(dollars in thousands)
Balance, beginning of year	$6,727	$10,320
Charge offs, Commercial and Industrial	(301)	(141)
Charge offs, Real Estate Mortgage	(741)	(2,332)
Charge offs, Real Estate Construction	(695)	(2,382)
Charge offs, Consumer	(25)	(285)
Recoveries, Commercial and Industrial	26	15
Recoveries, Real Estate Mortgage	710	96
Recoveries, Real Estate Construction	714	22
Recoveries, Consumer	10	8
Provision for loan losses	435	2,760
Balance, end of period	$6,860	$8,081

Total loans outstanding at end of period	$337,428	$350,104
Allowance for loan losses to gross loans	2.03%	2.31%
Net charge-offs to average loans	0.09%	1.37%

Nonperforming Assets

The following table sets forth our nonperforming assets at September 30, 2013 and December 31, 2012:

	2013	2012
	(dollars in thousands)
Nonaccrual loans	$24,559	$23,118
Loans 90 days or more past due and still accruing interest	—	—
Loans restructured or otherwise impaired	27,646	33,471
Total impaired loans	52,205	56,589
Other real estate owned	20,077	22,647
Total nonperforming assets	$72,282	$79,236

Nonperforming assets to total assets	13.07%	15.04%

The Bank had 87 impaired loans at September 30, 2013, totaling $52.2 million and 97 impaired loans totaling $56.6 million at December 31, 2012. Of the impaired loans at September 30, 2013, it is anticipated that 41 loans totaling approximately $13.0 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure. An additional 8 loans totaling $5.6 million are expected to be paid down or paid in full and 38 loans totaling approximately $33.7 million are expected to move back into an accruing status. At September 30, 2013 and December 31, 2012, the allowance for loan losses was $6.9 million and $6.7 million, respectively, or 2.03% and 1.98%, respectively, of outstanding loans. We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis. However, despite our commitment, resolution across the portfolio is dependent on employment, housing, and overall economic conditions at the local, regional and national levels.

Included in nonperforming loans at September 30, 2013 are $10.3 million in residential properties, representing approximately 19.7% of the Bank’s impaired loan total. As a result of the current economic environment, the collateral value of these residential properties may have declined. To determine current collateral values, we obtain new appraisals on nonperforming loans. In the process of estimating collateral values for nonperforming loans, management evaluates markets for stagnation or distress and discounts appraised values on a property by property basis. Currently, management does not review collateral values for properties located in stagnant or distressed residential areas if the loan is performing and not up for renewal.

As of September 30, 2013, we had 38 loans with a current principal balance of $20.1 million on the watch list compared to 51 loans with a current principal balance of $25.0 million at December 31, 2012. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either reclassify it as “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $1.3 million at September 30, 2013, compared to $6.6 million at December 31, 2012. At September 30, 2013, we did not have any loans past due greater than 90 days that were not already placed on nonaccrual. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the periods ended September 30, 2013 and December 31, 2012, we received approximately $139,000 and $480,000, respectively, in interest income in relation to loans that were on nonaccrual status at the respective period end prior to them being placed on nonaccrual status. In addition, the Bank held approximately $20.1 million and $22.6 million in other real estate owned at the periods ended September 30, 2013 and December 31, 2012, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits. Due to the increasing competitive landscape, it has become more difficult to attract local deposits. In the past, we have chosen to obtain a portion of certificates of deposits from outside of our market. The deposits obtained outside of our market areas generally have lower rates and maturities than those being offered for similar deposit products in our local market. Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. Our loan-to-deposit ratio was 76.1% and 75.3% at September 30, 2013 and December 31, 2012, respectively. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant the approval. These restrictions could have a substantial negative impact on our liquidity. Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2013 and the year ended December 31, 2012.

	September 30, 2013		December 31, 2012
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$19,982	—%	$15,586	—%
Interest bearing demand deposits	51,538	0.43%	36,465	0.73%
Savings and money market accounts money	106,073	0.44%	104,527	0.66%
Time deposits less than $100,000	104,983	1.26%	113,058	1.46%
Time deposits greater than $100,000	167,519	1.38%	178,385	1.46%
Total deposits	$450,095	0.96%	$448,021	1.16%

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Three months or less	$22,677	$17,806
Over three through six months	13,999	36,099
Over six though twelve months	27,816	29,733
Over twelve months	103,247	85,747
Total	$167,739	$169,385

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2013 and the year ended December 31, 2012, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the nine months ended September 30, 2013:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.43%
Advances from FHLB	13,000	2.83%	24,000	19,960	2.35%
Junior subordinated debentures	14,434	3.24%	14,434	14,434	4.44%
ESOP borrowings	600	4.50%	1,225	1,112	4.81%
Federal funds purchased	—	—%	—	3	0.00%

At or for the year ended December 31, 2012:
Securities sold under agreement to repurchase	$10,000	4.40%	$20,000	$17,218	4.29%
Advances from FHLB	34,000	1.76%	34,000	34,000	1.80%
Junior subordinated debentures	14,434	5.03%	14,434	14,434	5.17%
ESOP borrowings	1,225	4.50%	1,425	1,347	4.58%
Federal funds purchased	—	—%	—	203	0.01%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks. At September 30, 2013, we had $13.0 million in total advances and lines from the FHLB with a remaining credit availability of $62.5 million and an excess lendable collateral value of approximately $14.8 million. The $21.0 million reduction in FHLB advances when compared to December 31, 2012 was due to $15.0 million maturing and $10.0 million prepaid prior to maturity as well as one advance of $4.0 million. We also have credit availability through the Federal Reserve Discount Window. As of September 30, 2013, $51,200 was available, based on qualifying collateral. The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction. Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $5.6 million at September 30, 2013 and $10.2 million at December 31, 2012. The difference is attributable to the amount of preferred stock dividend accrued of $697,000, additional paid in capital related to the ESOP of $365,000, a decrease in unearned ESOP shares of $378,000, an decrease of $3.0 million in the fair value of available-for-sale securities and net of the loss of $914,000 for the nine month period ended September 30, 2013. Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2013 and the year ended December 31, 2012.

	September 30, 2013	December 31, 2012
Return on average assets	(0.36%)	(0.59%)
Return on average equity	(23.31%)	(23.67%)
Equity to assets ratio	1.55%	2.49%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%. In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011. As of September 30, 2013, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at September 30, 2013 and December 31, 2012. For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.	September 30,	December 31,
	2013	2012
Leverage ratio	2.28%	2.57%
Tier 1 risk-based capital ratio	3.10%	3.48%
Total risk-based capital ratio	6.19%	6.96%

The following table sets forth the Bank’s various capital ratios at September 30, 2012 and December 31, 2011.

Tidelands Bank	September 30,	December 31,
	2013	2012
Leverage ratio	5.36%	5.05%
Tier 1 risk-based capital ratio	7.25%	6.81%
Total risk-based capital ratio	8.50%	8.06%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2013, unfunded commitments to extend credit were $16.1 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2013, there were commitments totaling approximately $384,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 38.7% of our loans were variable rate loans at September 30, 2013 and 60.7% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a substantial portion of our loans reprice within the first five years, a larger majority of our deposits will reprice within a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At September 30, 2013 and December 31, 2012, our liquid assets, which consist of cash and due from banks, amounted to $16.2 million and $45.4 million, or 3.3% and 8.6% of total assets, respectively. Our available-for-sale securities at September 30, 2013 and December 31, 2012 amounted to $83.5 million and $82.9 million, or 16.9% and 15.7% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $14.0 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances. At September 30, 2013, we had $13.0 million in total advances and lines from the FHLB with a remaining credit availability of $62.5 million and an excess lendable collateral value of approximately $14.8 million. In addition, we maintain a line of credit with the Federal Reserve Bank of $51,200 secured by securities.

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

The following table sets forth information regarding our rate sensitivity, as of September 30, 2013, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years		After five years	Total
	(dollars in thousands)
Interest-earning assets:
Interest bearing balances	$11,302	$—	$	— -	$—	$11,302
Investment securities	2,416	5,578		15,186	60,336	83,516
Loans	24,835	56,643		183,495	72,455	337,428
Total interest-earning assets	$38,553	$62,221		$198,681	$132,791	$432,246

Interest-bearing liabilities:
Money market and NOW	$99,928	$—	$	— -	$—	$99,928
Regular savings	48,871	—		—-	—	48,871
Time deposits	37,478	72,608		161,188	—	271,274
Junior subordinated debentures	14,434	—		—	—	14,434
Securities sold under agreements to repurchase	—	—		10,000	—	10,000
Advances from Federal Home Loan Bank	—	4,000		9,000	—	13,000
ESOP borrowings	—	600		—	—	600
Total interest-bearing liabilities	$200,711	$77,208		$180,188	$—	$458,107

Period gap	$(162,158)	$(14,987)		$18,493	$132,791	$(25,861)
Cumulative gap	$(162,158)	$(177,145)		$(158,652)	$(25,861)	$(25,861)

Ratio of cumulative gap to total earning assets	(37.52%)	(40.98%)		(36.70%)	(5.98%)	(5.98%)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2013. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. and Tidelands Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer. The lawsuit alleges causes of action for breach of employment contract, fraud and negligent misrepresentation and asks for actual damages, punitive damages and attorneys’ fees. Mr. Coffee is seeking actual damages of $780,000 related to a severance payment that Mr. Coffee claims is due under his employment contract. The Bank and Company are prohibited from making any payments to Mr. Coffee without the FDIC’s approval, and the FDIC has informed the Bank that it does not approve of any such severance payments being made to Mr. Coffee. Mr. Coffee is also seeking continuation of certain insurance benefits. The lawsuit is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously disclosed in the Current Report on Form 8-K filed on March 22, 2011, the FRB Written Agreement between the Company and the Federal Reserve Bank of Richmond requires that we obtain the written approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming our capital stock, or declaring or paying cash dividends on our securities, including dividends on our TARP preferred stock and interest on our trust preferred securities. Furthermore, pursuant to the terms of our trust preferred securities, absent authorization from a majority of its holders, we are prohibited from paying dividends on our TARP preferred stock until we pay all interest payments due and payable on our trust preferred securities.

Per the FRB Written Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments. Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date. Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock. Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. The dividend payment that was deferred in May 2012 was the seventh missed dividend payment. Consequently, the Treasury has appointed an observer to the Board. At September 30, 2013, we had unpaid cumulative TARP preferred stock dividends in arrears of $2,322,581.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2013 and 2012, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: November 14, 2013	By:	/s/ Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ John D. Dalton
John D. Dalton, Controller and Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2013 and 2012, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.