Form 10-K
period 2013-12-31
TIDELANDS BANCSHARES INC
filed 2014-03-04
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013
or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

As of December 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,380,162 based upon the closing sales price of $0.38 per share as quoted by Pink OTC Markets’ inter-dealer services as an OTCQB security.

The number of shares outstanding of the issuer’s common stock, as of March 4, 2014 was 4,277,176.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III thereof.

Index

		Page No.
PART I - OTHER INFORMATION

Item 1.	Business	3-18

Item 1A.	Risk Factors	19-29

Item 1B.	Unresolved Staff Comments	30

Item 2.	Properties	30

Item 3.	Legal Proceedings	31

Item 4.	(Removed and Reserved)	31

PART II - FINANCIAL INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32-33

Item 6.	Selected Financial Data	33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	34-56

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	56

Item 8.	Financial Statements and Supplementary Data	F1-F41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57

Item 9A.	Controls and Procedures.	57

Item 9B.	Other Information.	57

PART III - PROXY INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	58

Item 11.	Executive Compensation	58

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58

Item 13.	Certain Relationships and Related Transactions, and Director Independence	58

Item 14.	Principal Accounting Fees and Services	58

PART IV - EXHIBITS

Item 15.	Exhibits and Financial Statement Schedules	59-60

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

●	a general decline in the real estate and lending market, particularly in our market areas, could negatively affect our financial results;
●	our ability to raise additional capital may be impaired if market disruption and volatility occur;
●	the results of our most recent external, independent review of our credit risk assets may not accurately predict the adverse effects on our financial condition if the economy were to deteriorate;
●	our ability to comply with our Consent Order and potential regulatory actions if we fail to comply;
●	our ability to maintain appropriate levels of capital, including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums;
●	our ability to complete the sale of our Other Real Estate Owned properties, specifically at values equal or above the currently recorded loan balances which could result in additional writedowns;
●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	increased funding costs due to market illiquidity, increased competition for funding, and /or increased regulatory requirements with regard to funding;
●	changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;
●	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged;
●	competitive pressures among depository and other financial institutions may increase significantly;
●	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make;
●	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can;
●	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;
●	adverse changes may occur in the bond and equity markets;
●	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets;
●	economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and
●	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the SEC.

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

General Overview

We are a South Carolina corporation organized in 2002 to serve as the holding company for Tidelands Bank (the “Bank”), a state-chartered banking association under the laws of South Carolina headquartered in Mount Pleasant, South Carolina.  We opened Tidelands Bank in October 2003 and operate seven full service banking offices located along the coast of South Carolina.  We are primarily engaged in the business of accepting demand, savings and time deposits insured by the FDIC and providing commercial, consumer and mortgage loans to the general public.  Since our inception, we have focused on serving the banking needs of professionals, entrepreneurs, small business owners and their family members in our South Carolina coastal markets.  As of December 31, 2013, we had total assets of $486.8 million, net loans of $325.1 million, deposits of $436.9 million and shareholders’ equity of $5.0 million.

Our Market Area

Our primary market area is the South Carolina coast, including the Charleston, South Carolina (Charleston, Dorchester and Berkeley Counties), Myrtle Beach, South Carolina (Horry and Georgetown County) and Hilton Head, South Carolina (Beaufort and Jasper County) markets areas.  Our main office is located at 875 Lowcountry Blvd., Mount Pleasant, South Carolina.

In addition to our main office, we have six full service banking offices.  In August 2004, we opened a loan production office in Summerville, South Carolina.  Due to the success of this loan production office, we converted it to a temporary full service branch in April 2005, and in April 2007, we opened the permanent full service banking office in Summerville, South Carolina.  In January 2005, we opened a loan production office in Myrtle Beach, South Carolina, which we converted into a temporary full service branch in October 2005 and opened our permanent facility in June 2007.  We opened a new full service banking office in the Park West area of Mount Pleasant, South Carolina in May 2007 and converted our loan production office in the West Ashley area of Charleston, South Carolina to a full service banking office in July 2007.  We also opened a loan production office in Bluffton, South Carolina in the Hilton Head, South Carolina market area, in October 2006, which we converted into a temporary full service banking office in September 2007 and then opened a permanent full service banking office in May 2008.  Finally, we opened a new full service banking office in Murrells Inlet, South Carolina in the Myrtle Beach, South Carolina market area, in July 2008.

The following table shows key demographic information about our market areas:

Tidelands Bank			Total Market Area
Market	As of December 31, 2013		Total Deposits in Market	Deposit	2013	Projected Population	Median Household	Projected Growth in Median Household
	Retail	Net
Area(1)	Deposits	Loans	Area(2)	Growth(3)	Population(4)	Growth(5)	Income(4)	Income(5)
	($ in millions)
Charleston (4 branches)	$215.6	$248.5	$10.0B	3.1%	688,628	1.83%	$48,294	3.30%
Hilton Head (1 branch)	$80.8	$25.1	$3.5B	2.9%	193,561	1.71%	$49,077	1.59%
Myrtle Beach (2 branches)	$140.5	$51.5	$6.8B	33.3%	394,569	2.39%	$40,206	2.99%
Total	$436.9	$325.1
_____________________________
(1) The Charleston, South Carolina market area is comprised of Charleston County, Dorchester County and Berkeley County; the Hilton Head, South Carolina market area is comprised of Beaufort County and Jasper County; and the Myrtle Beach, South Carolina market area is comprised of Horry County and Georgetown County.
(2) Based on FDIC data as of June 30, 2013.
(3) Based on FDIC data for the period June 30, 2012 through June 30, 2013.
(4) As of 2013, per SNL Financial.
(5) Projected for the period 2013-2017; per SNL Financial.

We believe that the Charleston, South Carolina economy remains diverse and well positioned for continued economic growth and expansion.  According to the Charleston Metro Chamber of Commerce, each year more than four million people visit Charleston because of its world class shopping and dining and historical attractions.  For 20 consecutive years, readers of Condé Nast Traveler magazine honored Charleston as a Top 10 travel destination in the U.S.  This ranking maintains Charleston’s spot as a premier east coast destination.   For 2013 and 2012, Conde Nast honored Charleston with the No. 1 slot as the top rated travel destination in the World.

Recent economic expansion in the manufacturing sector includes Boeing’s building a second final assembly plant for the new 787 Dreamliner.  The company began assembly in 2011 with the first production of 787’s occurring in 2012.  GE Aviation and the SKF Group, one of the world’s largest producers of jet engine bearings, recently opened a new facility in Charleston to manufacture and repair jet engines.

Charleston is also home to a number of academic institutions, including the Medical University of South Carolina, The Citadel, The College of Charleston, Charleston Southern University, Trident Technical College, and The Charleston School of Law.  Charleston also hosts military installations for the U.S. Navy, Marine Corps, U.S. Air Force, U.S. Army and U.S. Coast Guard.

The Hilton Head/Bluffton, South Carolina market area, located in Beaufort County, approximately 20 miles north of Savannah, Georgia and 90 miles south of Charleston, South Carolina is an internationally recognized retirement and vacation destination famous for its championship golf courses, beaches and resorts.  The Hilton Head Chamber of Commerce estimates that the year-round tourism industry accounts for more than 60% of local jobs and contributes in excess of $1.5 billion annually to the local economy.

The Myrtle Beach, South Carolina area, also known as South Carolina’s Grand Strand, is a 60-mile stretch of coastline extending from the South Carolina state line at Little River (Horry County) south to Pawleys Island, South Carolina (Georgetown County).  The Myrtle Beach Chamber of Commerce estimates that over 15 million people visit the area each year.  In 2012, Trip Advisor named Myrtle Beach as the No. 3 best beach in the U.S., and U.S. News and World Report honored Myrtle Beach as the No. 6 best family vacation spot.  In 2013, Flipkey named Myrtle Beach one of the best family vacation spots, and Samantha Brown lists Myrtle Beach No.1 on her list as best travel spots in the U.S.

Our Strengths

Since our founding in 2002, we have focused on our core operating strength of relationship banking and have established the necessary infrastructure to support the expansion of our franchise.  The cornerstone of our relationship banking model is the hiring and retention of professional banking officers who know their customers and focus on their customers’ banking needs.  By leveraging our banking officers’ experience and personal contacts, we have been able to focus on building banking relationships with professionals, entrepreneurs, small business owners and their family members in our markets.  This relationship banking model enables us to generate both repeat business from existing customers as well as new business from customer referrals.

We have assembled an experienced senior management team, combining extensive market knowledge with an energetic and entrepreneurial culture.  The members of our management team have close ties to, and are actively involved in, the communities where we operate, which is critical to our relationship banking focus.  We believe this experienced senior management team has implemented the necessary asset/liability processes to allow us to manage nonperforming assets while we continue to diversify our loan portfolio and increase retail deposits in our local markets.  We are well positioned to enhance our franchise and reinvigorate our earnings stream without needing to add additional executive positions.

We have established a community banking franchise consisting of seven full service banking offices in selected markets along the coast of South Carolina.  We have been careful to expand by opening new facilities only after we have identified an attractive market and hired experienced local bankers to manage our operations.

 We believe retail deposit growth will be the primary component of our funding sources. We eliminated our wholesale deposits as of August 2011.   Our retail deposits decreased to $436.9 million at December 31, 2013 from $450.9 million at December 31, 2012.  Retail deposits represented all of our total deposits at December 31, 2013.

We believe that our coastal markets need institutions that provide banking services to small businesses and local residents that the larger financial institutions are not well positioned to provide.  Population growth projections for our markets suggest that there is substantial opportunity to capture additional market share and enhance franchise value.

Lending Activities

General.  We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans.  Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas.  We have focused our lending activities primarily on the professional market, including doctors, dentists and small business owners.  At December 31, 2013, we had total loans of $331.2 million, representing 77.3% of our total earning assets.  As of December 31, 2013, we had 44 nonaccrual loans totaling approximately $14.0 million, or 4.2% of total loans.

At December 31, 2013, our loan portfolio and nonperforming assets was comprised of the following:

	Loans		Nonperforming Assets
	Balance December 31, 2013	% of Loans	Non-accrual Loans	Other Real Estate	Total Non-performing Assets
	(dollars in thousands)
Real estate mortgage	$255,091	77.1%	$7,741	$9,396	$17,137
Real estate construction	51,289	15.4%	4,999	9,209	14,208
Commercial and industrial	22,474	6.8%	1,303	88	1,391
Consumer	2,325	0.7%	-	-	-
	$331,179	100.0%	$14,043	$18,693	$32,736

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

As of December 31, 2013, loans secured by first or second mortgages on real estate comprised approximately $255.1 million, or 77.1%, of our loan portfolio. These loans will generally fall into one of two categories: residential real estate loans or commercial real estate loans.

Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit.  At December 31, 2013, residential real estate mortgage loans amounted to $108.8 million, or 32.9% of our loan portfolio.  At the inception of the loan, we generally limit the loan-to-value ratio on our residential real estate loans to 85%.  Our underwriting criteria for and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less, and we generally limit the extension of credit to less than 75% of the available equity of each property.

Commercial Real Estate Loans. At December 31, 2013, commercial real estate mortgage loans amounted to $146.3 million, or approximately 44.2% of our loan portfolio.  These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

Real Estate Construction Loans.  We offer fixed and adjustable rate residential and commercial construction loans to owners and to consumers who wish to build their own homes.  The term of our construction loans generally is limited to 12 months.  Construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent sale of the property.  Specific risks include:

●	cost overruns;
●	mismanaged construction;
●	inferior or improper construction techniques;
●	economic changes or downturns during construction;
●	a downturn in the real estate market;
●	rising interest rates which may prevent sale of the property; and
●	failure to sell completed projects in a timely manner.

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 85%.  Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow.

Residential Construction:  Residential land loans are made to consumer borrowers for the purpose of financing land upon which to build a residential home.  Residential land loans are reclassified as residential construction loans once construction of the residential home commences.  These loans are further categorized as owner-occupied consumer, which is a loan to an individual who intends to occupy the finished home.  At December 31, 2013, residential construction loans amounted to $33.1 million.

Commercial Construction:  Commercial construction loans are made to the borrower for the purpose of financing the construction of a commercial development on a very limited basis.  The majority of loans we made were to borrowers who intend to occupy the finished development (owner-occupied) or where the borrower intends to lease or sell the finished development (non owner-occupied).  At December 31, 2013, these loans amounted to $18.2 million.

Commercial and Industrial Loans.  At December 31, 2013, these loans amounted to $22.5 million, or 6.8% of our total loan portfolio.  We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas.  These loans are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

Consumer Loans.  At December 31, 2013, consumer loans amounted to $2.3 million, or 0.7% of our loan portfolio.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and the availability and value of collateral.  Consumer rates are both fixed and variable, with negotiable terms.  Our installment loans typically amortize over periods up to 60 months.  Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Loan Portfolio Composition.  We provide loans for various uses, including commercial and residential real estate, business purposes, personal use, home improvement, automobiles, as well as letters of credit and home equity lines of credit.  Historically, we have had a concentration of commercial real estate and acquisition, development and construction loans.  We will also strive to continue to limit the amount of our loans to any single customer.  At December 31, 2013, we had approximately 1,579 loans, with an average loan balance of approximately $210,000.  Our 10 largest customer loan relationships represented approximately $48.5 million, or 14.7% of our loan portfolio.  We believe that operating in three separate and distinct market areas along the South Carolina coast will provide long-term loan portfolio diversification.  At December 31, 2013, our loan portfolio was positioned within our major markets as follows: Charleston – 76.4%; Myrtle Beach – 15.8%; Hilton Head – 7.8%.  We believe that the diversity of economic activity in our primary markets will tend to mitigate economic volatility, which, together with the variety of purposes for which we make loans, will reduce our risks of loss.

Underwriting.  When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our veteran bankers’ intimate knowledge of our markets.  We have a disciplined approach to underwriting and focus on multiple sources of repayment, including personal guarantees.  Our underwriting standards vary for each type of loan.  While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are permitted to hold loans that exceed supervisory guidelines up to 100% of bank capital, or $31.3 million at December 31, 2013.   As such, $105.2 million, or 31.8%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of capital.  At December 31, 2013, $69.7 million of our commercial loans, or 222.4% of the Bank’s capital, exceeded the supervisory loan-to-value ratio.  The exceptions are approved based on a combination of debt service ability, liquidity and overall balance sheet strength of the borrower.

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by an officer with a higher lending authority.  Between the Chief Executive Officer, Chief Community Banker and Chief Credit Officer, any two may combine their authority to approve credits up to $1.5 million.  If the loans exceed $1.5 million, then a loan committee comprised of the CEO and four outside directors may approve the loans up to 10% of the Bank’s capital and surplus.  All loans in excess of this lending limit will be submitted for approval to the entire board of directors of the Bank.  We do not make any loans to any director, executive officer, or principal shareholder, and the related interests of each, of the Bank unless the loan is approved by the disinterested members of the board of directors of the Bank and is on terms not more favorable to such person than would be available to a similarly situated person not affiliated with the Bank.

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

We believe that our robust credit administration and risk management programs that we implemented at the portfolio level have allowed us to identify problem areas and respond quickly, decisively, and aggressively.  We have a special assets officer to manage problem loans.  We have quarterly criticized/classified asset meetings between executive management and all lending officers.  At the quarterly criticized/classified asset meetings, specific action plans are discussed with respect to each loan rated “special mention” or worse.  We have also aggressively pursued updated appraisals.

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus.  This limit will increase or decrease as the Bank’s capital increases or decreases.  Based upon the capitalization of the Bank at December 31, 2013, our legal lending limit was approximately $4.9 million.  We expect to sell participations on a limited basis in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring credit in excess of these limits.

Deposit Products

We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas.  In addition, we offer certain retirement account services, such as IRAs.  We solicit accounts from individuals, businesses, associations, organizations and governmental authorities.  Our total deposits decreased by $14.0 million from $450.9 million at December 31, 2012 to $436.9 million at December 31, 2013.  Our retail deposits were all of our total deposits as we have no wholesale deposits.

The following table shows our deposit mix at December 31, 2013 and December 31, 2012:

	At December 31, 2013		At December 31, 2012		Year-Over-Year Change		Average Rate for 2013
Retail Deposits	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage	Percentage
	(dollars in thousands)
Noninterest bearing demand deposits	$21,388	4.9%	$18,194	4.0%	$3,194	17.6%	-%
Interest bearing demand deposits	44,740	10.2%	50,524	11.2%	(5,784)	(11.4%)	0.39%
Savings and money market accounts	92,459	21.2%	102,735	22.8%	(10,276)	(10.0%)	0.41%
Time deposits less than $100,000	105,840	24.2%	110,056	24.4%	(4,216)	(3.8%)	1.25%
Time deposits greater than $100,000	172,496	39.5%	169,385	37.6%	3,111	0.2%	1.37%
Total Retail Deposits	436,923	100.0%	450,894	100.0%	(13,971)	(3.1%)	0.95%
Total Wholesale Deposits	-	-%	-	-%	-	-%	-%
Total Deposits	$436,923	100.0%	$450,894	100.0%	$(13,971)	(3.1%)	0.95%

Other Banking Services

We also offer other bank services including safe deposit boxes, traveler’s checks, direct deposit, United States Savings Bonds and banking by mail.  We are associated with the Cirrus, Master-Money, Nyce, and Sum ATM networks, which are available to our customers throughout the country.  We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and are able to attract customers who are accustomed to the convenience of using ATMs.  In addition, we offer courier deposit service for commercial customers and banking hours, from 8:30 a.m. to 5:00 p.m. daily.  We also offer internet banking services, bill payment services, cash management services, remote deposit capture, ACH origination and mobile banking.

Competition

The banking business is highly competitive, and we experience competition in our market areas from many other financial institutions.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered and the convenience of banking facilities.  We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our market areas and elsewhere.

As of June 30, 2013, there were 31 financial institutions other than us in the Charleston, South Carolina market area, 27 in the Myrtle Beach, South Carolina market area and 22 in the Hilton Head, South Carolina market area.  We compete with these institutions both in attracting deposits and in making loans.  Many of our competitors are larger financial institutions that offer some services, such as extensive and established branch networks and trust services, which we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2013, we had 77 full-time employees and 3 part-time employees.

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

Change in Control. In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company controls 25% or more of any class of our voting securities.  A rebuttable presumption of control arises under the Change in Bank Control Act if a person or company controls 10% or more (but less than 25%) of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. We are an insured depository institution within the meaning of the Change in Bank Control Act, and our common stock is registered under Section 12 of the Securities Exchange Act of 1934.  Accordingly, control is also presumed to exist, subject to rebuttal, if a person or company controls 10% or more of any class of our voting securities.  Finally, under the Federal Reserve’s current policy guidelines, control is also presumed to exist for purposes of the Bank Holding Company Act, subject to rebuttal, if an investor controls one-third or more of our total equity (including any nonvoting equity held by the investor) or controls 15% or more of any class of our voting securities.

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

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the Bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described below under “Tidelands Bank – Prompt Corrective Action.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the company.  Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Tidelands Bank – Dividends.”  We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

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

Tidelands Bank

The Bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the State Board and the FDIC.  Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.

The State Board and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

●	security devices and procedures;

●	adequacy of capitalization and loss reserves;

●	loans;

●	investments;

●	borrowings;

●	deposits;

●	mergers;

●	issuances of securities;

●	payment of dividends;

●	interest rates payable on deposits;

●	interest rates or fees chargeable on loans;

●	establishment of branches;

●	corporate reorganizations;

●	maintenance of books and records; and

●	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

●
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

●
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

●
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

●
Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

●
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

As of December 31, 2013, the Bank was deemed to be “adequately capitalized.”  As further described below, the Consent Order, among other things, requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days from the effective date of the Consent Order. As of December 31, 2013, the Bank was not considered to be in compliance with the minimum capital requirements established in the Consent Order.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

●	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●
The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

●	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank also are subject to:

●
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●
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

Check 21.  The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

●	allowing check truncation without making it mandatory;

●	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

●	legalizing substitutions for and replacements of paper checks without agreement from consumers;

●	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

●
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

●	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2011 through and including 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We did not request exemption from the prepayment requirement.  During 2013, we expensed $1.1 million in deposit insurance.

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

Market conditions in our markets and economic trends may adversely affect our industry and our business.

Our business has been directly affected by market conditions, industry trends, legislative and regulatory changes, and changes in governmental monetary and fiscal policies.  Competition among depository institutions for deposits and quality loans has increased significantly.  The ability of banks and bank holding companies to raise capital or borrow in the debt markets has been greatly reduced in recent years.  Difficult market conditions and the tightening of credit can lead to increased deficiencies in our loan portfolio and increased market volatility.

Our future success significantly depends upon the growth in population, income levels, deposits and housing starts in the Charleston, Myrtle Beach and Hilton Head markets.  Unlike many larger institutions, we are not able to spread the risks of unfavorable economic conditions across a large number of diversified economies and geographic locations.  If the markets in which we operate do not grow as anticipated, our business could be negatively impacted.

A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business.

As of December 31, 2013, approximately 77.1% of our loans were secured by real estate mortgages.  The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability, asset quality and ultimately our capital levels.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder’s equity could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction lending.

Commercial real estate, commercial and industrial and construction lending usually involve higher credit risks than that of single-family residential lending.  As of December 31, 2013, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate – 44.2%, commercial and industrial - 6.8%, residential construction – 10.0%, and commercial construction – 5.5%.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers.  These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

As of December 31, 2013, our outstanding commercial real estate loans were equal to 415% of our total capital.  The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.  As of December 31, 2013, we had 44 loans on nonaccrual status totaling approximately $14.0 million, and our allowance for loan loss was $6.0 million.  For the year ended December 31, 2013, we recorded $435,000 as a provision for loan losses, compared to $3.0 million in 2012. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

Under the EESA, which was enacted on October 3, 2008, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Under the Capital Purchase Program (“CPP”), the U.S. Treasury committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions.  The EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009, which was permanently increased to $250,000 under the Dodd-Frank Act.

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

On July 21, 2010, the President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S.  The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and provisions designed to protect consumers in financial transactions.  Regulatory agencies will implement new regulations in the future which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity, and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

●	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

●	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

●	the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

●	the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

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

Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages may continue todecline.  Global securities markets and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Pursuant to the Consent Order, the Bank is required to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days.  As of December 31, 2013, the Bank is not in compliance with the capital requirements established in the Consent Order. We may at some point need to raise additional capital to comply with the Consent Order, support our operations, and protect against any further deterioration in our loan portfolio.  In addition, we intend to redeem the Series T Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series T Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so.  We may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators.  Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers, before closing a loan, to take certain steps that vary depending on the type and amount of the loan.  These steps include making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans.  Loans that do not fully comply with our loan policies are known as “exceptions.”  While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions.  Interagency guidelines for real estate lending policies allow institutions to originate loans in excess of the supervisory loan to value limits; however, the aggregate amount of such loans should not exceed 100% of total capital.

As of December 31, 2013, approximately $82.3 million of our loans, or 262.6% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of a bank’s capital.  At December 31, 2013, $58.1 million of our commercial loans, or 185.5% of our bank’s capital, exceeded the supervisory loan to value ratio.  As of December 31, 2013, approximately 7.8% of the loans in our portfolio included collateral exceptions to our loan policies, which less than the 10% suggested by regulatory guidance.  As a result of these exceptions, those loans may have a higher risk of loss than the other loans in our portfolio that fully comply with our loan policies.  In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

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

Interest rates remained steady for 2013 and 2012.  On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates.  Approximately 32.6% of our loans were variable rate loans at December 31, 2013. The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates. However the interest that we earn on our assets may not change in the same amount or at the same rates as the interest rates we must pay on our sources of funds.  Accordingly, increases in interest rates may reduce our net interest income due to increasing costs of funds.  In addition, an increase in interest rates may decrease the demand for loans.  Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

An increase in nonperforming loans and an increase in interest rates could cause additional pressure on net interest income in future periods.  This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market areas.  Any significant reduction in our net interest income could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Higher FDIC Deposit Insurance premiums and assessments that we are required to pay could have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and through 2012 to re-capitalize the Deposit Insurance Fund, unless the FDIC exempted the institution from the prepayment requirement upon a determination that the prepayment would adversely affect the safety and soundness of the institution.  We did not request exemption from the prepayment requirement.  During 2013, we expensed $1.1 million in deposit insurance.

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

Liquidity is essential to our business.  An inability to raise funds through traditional deposits, borrowings, the sale of securities or loans, issuance of additional equity securities, and other sources could have a substantial negative impact on our liquidity.  Our access to funding sources in amounts adequate to finance our activities and with terms acceptable to us could be impaired by factors that impact us specifically or the financial services industry in general.  Factors that could detrimentally impact access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, a change in our status from well-capitalized to adequately capitalized, or regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets and negative views and expectations about the prospects for the financial services industry.

Traditionally, the primary sources of funds of our bank subsidiary have been customer deposits and loan repayments.  As of December 31, 2013, we had no brokered deposits.  Because of the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  Secondary sources of liquidity may include proceeds from FHLB advances and federal funds lines of credit from correspondent banks. The Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are adequately capitalized, we are required to pledge additional collateral for FHLB advances.

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

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions.  These institutions offer some services that we do not provide, such as extensive and established branch networks and trust services.  We also compete with local community banks in our market.  We may not be able to compete successfully with other financial institutions in our market, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We may not be able to compete with our larger competitors for larger customers because our lending limits are lower than theirs.

We are limited in the amount we can loan a single borrower by the amount of the Bank’s capital.  Our legal lending limit is 15% of the Bank’s capital and surplus, or $4.9 million at December 31, 2013.  This is significantly less than the limit for our larger competitors and may affect our ability to seek relationships with larger businesses in our market areas.  We expect to sell participations only on a limited basis going forward.

We will face risks with respect to future expansion and acquisitions or mergers.

Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets or lines of business or offer new products or services.  These activities would involve a number of risks, including:

●	the time and expense associated with identifying and evaluating potential acquisitions and merger partners;
●	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
●	diluting our existing shareholders in an acquisition;
●
the time and expense associated with evaluating new markets for expansion, hiring experienced local management and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;

●	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;
●	the time and expense associated with integrating the operations and personnel of the combined businesses;
●	creating an adverse short-term effect on our results of operations; and
●	losing key employees and customers as a result of an acquisition that is poorly received.

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

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Our critical accounting policies, which we summarize in our Annual Report on Form 10-K for the year ended December 31, 2013, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures.  For example, material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

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

The ownership interest of the existing holders of our common stock will be diluted to the extent the CPP Warrant is exercised.  The shares of common stock underlying the warrant represent approximately 11.8% of the shares of our common stock outstanding as of March 4, 2014 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant will not be bound by this restriction.

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

Type of Office	Location	Year Opened	Total Retail Deposits as of December 31, 2013	Leased or Owned
Main Office	875 Lowcountry Boulevard in Mount Pleasant, South Carolina	2004	$71,332,951	Leased
Summerville Branch Office	1510 Trolley Road in Summerville, South Carolina	2007	$48,514,101	Owned
Myrtle Beach Branch Office	1312 Professional Drive in Myrtle Beach, South Carolina	2007	$76,078,831	Leased
Park West Branch Office - Mount Pleasant	1100 Park West Blvd. in Mount Pleasant, South Carolina	2007	$19,698,956	Owned
West Ashley Branch Office - Charleston	946 Orleans Road in Charleston, South Carolina	2007	$43,001,278	Leased
Bluffton Branch Office	52 Burnt Church Road in Bluffton, South Carolina	2008	$80,813,631	Leased
Murrells Inlet Branch Office	11915 Plaza Drive in Murrells Inlet, South Carolina	2008	$64,449,111	Leased
Operations Center	840 Lowcountry Boulevard in Mount Pleasant, South Carolina	2007	N/A	Owned
Executive Office Building	830 Lowcountry Boulevard in Mount Pleasant, South Carolina	2011	N/A	Owned
Okatie Crossing Branch Site	15 Baylor Brooke Drive in Bluffton, South Carolina	Construction Pending (1)	N/A	Owned

(1)	Construction of ATM to be completed in 2014.

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. and Tidelands Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer.  The lawsuit alleges causes of action for breach of employment contract, fraud, negligent misrepresentation and conversion against the bank and asks for actual damages, punitive damages and attorneys’ fees.  Mr. Coffee is seeking actual damages of $930,000 related to a severance payment that Mr. Coffee claims is due under his employment contract.  The Bank and holding company are prohibited from making any payments to Mr. Coffee without the FDIC’s approval.  The bank has sought the FDIC’s approval of a payment to Mr. Coffee, and the FDIC has denied approval.  Mr. Coffee is also seeking continuation of certain insurance benefits.  The lawsuit is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time.  The Bank has not accrued any amounts to be paid related to this litigation.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In connection with our public offering in October 2006, our common stock was approved for listing on The NASDAQ Global Market under the symbol “TDBK.”  Prior to October 2006, our common stock was quoted on the OTC Bulletin Board under the symbol “TDBK.OB.”  On June 16, 2011 we were delisted from the NASDAQ Global Market.  We are currently quoted by the Pink OTC markets’ inter-dealer quotation service as an OTCQB security under the symbol “TDBK.PS” As of December 31, 2013; we had approximately 458 shareholders of record.

The following table shows the reported high and low bid prices for shares of our common stock as reported by the Pink OTC markets’ inter-dealer quotation service for the periods indicated.

	High	Low
2013
Fourth Quarter	$0.45	$0.29
Third Quarter	0.58	0.25
Second Quarter	0.40	0.18
First Quarter	0.48	0.31

2012
Fourth Quarter	$0.66	$0.21
Third Quarter	0.47	0.28
Second Quarter	0.41	0.16
First Quarter	0.45	0.08

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

Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures.  As of December 31, 2013, we had approximately $14.4 million of junior subordinated debentures outstanding.  Beginning with the fourth quarter 2010 payment, we have elected to defer our payments on the junior subordinated debentures.  We have the right to defer payment of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters.  If we defer, or fail to make, interest payments on the junior subordinated debentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures.

Equity Compensation Plan Information
The following table sets forth the equity compensation plan information at December 31, 2013.  All stock option information has been adjusted to reflect all prior stock splits and dividends. All options that had been previously granted were voluntarily forfeited by each employee, officer and director grantee.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans approved by security holders (1)	---	---	782,007

Equity compensation plans not approved by security holders	---	---	---

Total	---	---	782,007

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

Item 6.  Selected Financial Data.

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.  Our discussion and analysis for the years ended December 31, 2013 and 2012 is based on our audited financial statements for such periods.  The following discussion describes our results of operations for the year ended December 31, 2013 as compared to December 31, 2012, and also analyzes our financial condition as of December 31, 2013 as compared to December 31, 2012.

Overview

We were incorporated in January 2002 to organize and serve as the holding company for Tidelands Bank.  As of December 31, 2013, we had total assets of $486.8 million, loans of $331.1 million, deposits of $436.9 million, and shareholders’ equity of $5.0 million.

The following table sets forth selected measures of our financial performance for the periods indicated.

	For the Years Ended December 31,
	2013	2012
	(dollars in thousands)
Net loss available to common shareholders	$(2,179)	$(4,112)
Total assets	486,764	526,671
Total net loans	325,063	333,001
Total deposits	436,923	450,894
Shareholders’ equity	4,968	10,180

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

In response to the challenges facing the financial services sector, several regulatory and governmental actions were put into effect including:

●
On October 14, 2008, the U.S. Treasury created the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) that helped financial institutions build capital through the sale of senior preferred shares to the U.S. Treasury on terms that were non-negotiable.

●
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

●
On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act resulted in changing the financial regulatory system, some of which became effective immediately and some which become effective at various future dates.  Implementation of the Dodd-Frank Act requires many new rules by various federal regulatory agencies over the next several years.  The ultimate impact of the Dodd-Frank Act is still developing.  It could have an adverse impact on the financial services industry as a whole or on our financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things:

o
Centralized responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

o
Created the Financial Stability Oversight Council that will recommend to the Federal Reserve new for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

o
Implemented mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

o
Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increased the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

o	Made permanent the $250,000 limit for federal deposit insurance.

o	Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

o	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

o
Amended the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

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

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system.  Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways.  If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the financial condition, and results of operations of the Company.

Critical Accounting Policies

We have adopted accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2013.

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

The Company has submitted, and the FRB has approved, a written plan designed to maintain sufficient capital at the Company on a consolidated basis.  The FRB Agreement did require the plan to address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

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

We have taken actions to comply with the requirements of both the FRB Agreement and the Consent Order.  All of the provisions except for two have been completed.  Capital levels are below the thresholds of 10% for Total Risk-Based Capital and 8% for Tier 1 Leverage Capital.  Credit concentrations within the portfolio continue to decrease, and we have met each quarterly threshold requirement on commercial real estate.

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

Results of Operations

Income Statement Review

Summary

Our net loss available to common shareholders was approximately $2.2 million for the year ended December 31, 2013, compared to a net loss available to common shareholders of $4.1 million for the year ended December 31, 2012. The pre-tax loss for the year ended December 31, 2013 was $1.0 million compared to $3.2 million for the year ended December 31, 2012. We recorded provisions for loan losses of $435,000 and $3.0 million for the years ended December 31, 2013 and 2012, respectively. For both 2013 and 2012, there was no income tax expense or benefit.

In comparing December 31, 2013 and 2012, net interest income before provision expense decreased $634,000, noninterest income decreased from $1.9 million for the year ended December 31, 2012 to $959,000 for the year ended December 31, 2013 while noninterest expense decreased $1.1 million.  The decrease in noninterest income is primarily attributable to an $830,000 decrease in gains on sales of securities available for sale in 2013.     Noninterest expense decreased in 2013 primarily as a result of the $1.5 million decrease in other real estate owned expenses.

Net Interest Income

During 2013, total assets were reduced by $39.9 million while loans have been reduced by $8.6 million and deposits decreased by $14.0 million.  The corresponding levels of income and expense have been reduced accordingly.

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio has historically been the primary driver of the increase in net interest income. During the year ended December 31, 2013, our loan portfolio decreased $8.6 million.  We anticipate any growth in loans will drive the growth in assets and the growth in net interest income.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At December 31, 2013, loans represented 68.0% of total assets, while securities and interest bearing balances represented 19.8% of total assets.  While we focus on increasing the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as investment yields become more attractive.

At December 31, 2013, retail deposits represented $436.9 million, or 92.0% of total funding, which includes total deposits plus borrowings.  Borrowings represented $38.0 million, or 8.0% of total funding.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  We anticipate that our full service banking offices will assist us in meeting these objectives.  We believe these strategies will provide us with additional customers and a lower alternative cost of funding.

In addition to the decline in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income decreased $634,000 as the result of a decrease in loan revenue of $1.6 million and a decrease of $622,000 in securities income, partially offset by a decrease in funding costs of $1.6 million as compared to the prior period.  For the years ended December 31, 2013 and 2012, average interest-bearing liabilities exceeded average interest-earning assets by $23.2 million and $21.2 million, respectively.

The impact of the Federal Reserve’s interest rate cuts has resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin increased to 2.80% during the year ended December 31, 2013, as a result of the Banks lower rate and volume of interest bearing liabilities.  Our net interest margin for the year ended December 31, 2012 was 2.75%.

Years Ended December 31, 2013 and 2012

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the two years ended December 31, 2013 and 2012, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate

Earning assets:
Interest bearing balances	$19,737	$90	0.46%	$36,266	$106	0.29%
Taxable investment securities	87,837	1,312	1.49%	81,224	1,949	2.40%
Non-taxable investment securities.	—	—		—	—
Loans receivable(1)	339,597	16,864	4.97%	360,947	18,449	5.11%
Total earning assets	447,171	18,266	4.08%	478,437	20,504	4.28%

Nonearning assets:
Cash and due from banks	3,073			2,598
Mortgage loans held for sale	146			270
Premises and equipment, net	21,337			21,878
Other assets	40,039			39,286
Allowance for loan losses	(6,740)			(8,238)
Total nonearning assets	57,855			55,794
Total assets	$505,026			$534,231

Interest-bearing liabilities:
Interest bearing transaction accounts	$49,957	193	0.39%	$36,465	266	0.73%
Savings & money market	103,641	428	0.41%	104,527	694	0.66%
Time deposits less than $100,000	104,943	1,309	1.25%	113,058	1,647	1.46%
Time deposits greater than $100,000	168,166	2,301	1.37%	178,385	2,604	1.46%
Securities sold under repurchase agreement	10,000	444	4.44%	17,218	738	4.29%
Advances from FHLB	18,205	445	2.44%	34,000	610	1.80%
Junior subordinated debentures	14,434	596	4.13%	14,434	746	5.17%
ESOP borrowings	983	47	4.76%	1,347	62	4.60%
Federal funds purchased	3	—	0.46%	204	—	0.00%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	470,332	5,763	1.23%	499,638	7,367	1.47%

Noninterest-bearing liabilities:
Demand deposits	20,666			15,586
Other liabilities	6,598			5,687
Shareholders’ equity	7,430			13,320

Total liabilities and shareholders’ equity	$505,026			$534,231
Net interest income		$12,503			$13,137
Net interest spread			2.86%			2.81%
Net interest margin			2.80%			2.75%

(1) Includes nonaccruing loans

Our net interest spread was 2.86% and 2.81% for the years ended December 31, 2013 and 2012, respectively.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Net interest income, the largest component of our income, was $12.5 million and $13.1 million for the years ended December 31, 2013 and 2012, respectively.  The decrease in 2013 was as a result of a lower volume in interest earning assets.

Interest income for the year ended December 31, 2013 was $18.3 million, consisting primarily of $16.9 million on loans, $1.3 million on investments and $41,000 on federal funds sold.  Interest income for the year ended December 31, 2012 was $20.5 million, consisting primarily of $18.4 million on loans, $1.9 million on investments and $77,000 on federal funds sold.  Interest and fees on loans represented 92.3% and 90.0% of total interest income for the years ended December 31, 2013 and 2012, respectively.  Income from investments, federal funds sold and interest bearing balances represented 7.7% and 10.0%, of total interest income for the years ended December 31, 2013 and 2012, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 75.9% and 75.4% of average interest-earning assets for the years ended December 31, 2013 and 2012, respectively.

During 2013, we focused on local retail deposits.  Under the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  Although local funds are more expensive than wholesale funds, the interest rate environment allowed us to reduce our dependence on wholesale funding and yet decrease our overall cost of funding by $1.6 million.  Interest expense for the year ended December 31, 2013 was approximately $5.8 million, consisting primarily of $4.2 million related to deposits, $445,000 related to FHLB advances, $444,000 related to securities sold under repurchase agreements, $596,000 related to junior subordinated debentures and $47,000 related to ESOP borrowings.  Interest expense for the year ended December 31, 2012 was approximately $7.4 million, consisting primarily of $5.2 million related to deposits, $611,000 related to FHLB advances, $738,000 related to securities sold under repurchase agreements, $746,000 related to junior subordinated debentures, $62,000 related to ESOP borrowings and $1,000 federal funds purchased and other borrowings.  Interest expense on deposits for the years ended December 31, 2013 and 2012 represented 73.4% and 70.7%, respectively, of total interest expense, while interest expense on borrowings represented 26.6% and 29.3% respectively, of total interest expense.  During the year ended December 31, 2013, average interest-bearing liabilities were lower by $29.3 million than for the same period in 2012, while other borrowings and federal funds purchased averaged $201,000 lower, FHLB advances averaged $15.8 million lower, ESOP borrowings averaged $364,000 lower and securities sold under repurchase agreement averaged $7.2 million lower than for the same period ended December 31, 2012.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended December 31, 2013 vs. December 31, 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(in thousands)
Interest income
Loans	$(1,091)	$(525)	$31	$(1,585)
Taxable investment securities	159	(736)	(60)	(637)
Non-taxable investment securities	—	—	—	—
Interest bearing balances	(49)	58	(25)	(16)
Total interest income	(981)	(1,203)	(54)	(2,238)

Interest expense
Deposits	(66)	(926)	12	(980)
Junior subordinated debentures	—	(149)	—	(149)
Advances from FHLB	(284)	220	(102)	(166)
Securities sold under repurchase agreements	(309)	26	(11)	(294)
Federal funds purchased	—	1	(1)	—
ESOP borrowings	(17)	2	—	(15)
Other borrowings	—	—	—	—
Total interest expense	(676)	(826)	(102)	(1,604)

Net interest income	$(305)	$(377)	$48	$(634)

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations.  We review our loan portfolio monthly to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Balance Sheet Review – Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Included in the statement of operations for the years ended December 31, 2013 and 2012 is a noncash expense related to the provision for loan losses of approximately $435,000 and $3.0 million, respectively.  The allowance for loan losses was approximately $6.0 million and $6.7 million, as of December 31, 2013 and 2012, respectively.  The allowance for loan losses as a percentage of gross loans was 1.83% at December 31, 2013 and 1.98% at December 31, 2012.  At December 31, 2013, we had 44 nonaccrual loans totaling approximately $14.0 million compared to 66 loans totaling $23.1 million at December 31, 2012.  For the year ended December 31, 2013, net charge offs totaled approximately $1.1 million compared to approximately $6.7 million for 2012.

Noninterest Income

The following table sets forth information related to our noninterest income:

	Years Ended December 31,
	2013	2012
	(in thousands)
Service fees on deposit accounts	$38	$50
Residential mortgage origination fees	168	228
Gain (Loss) on sale of investment securities	(128)	702
Other service fees and commissions	482	450
Bank owned life insurance	434	474
Loss on extinguishment of debt	(44)	—
Other	9	9
Total noninterest income	$959	$1,913

Noninterest income for the year ended December 31, 2013 was approximately $959,000, a decrease of $954,000, compared to noninterest income of $1.9 million during the same period in 2012.  The decrease was attributable to lower gain (loss) on sale of investment securities of $830,000.

Residential mortgage origination fees consist primarily of mortgage origination fees we receive on residential loans funded and closed by a third party.  Residential mortgage origination fees were $168,000 and $228,000 for the years ended December 31, 2013 and 2012, respectively.  The decrease of $60,000 in 2013 related primarily to a decrease in volume in the mortgage department.  Further, changes in state law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $38,000 and $50,000 for the years ended December 31, 2013 and 2012, respectively.  Other service fees, commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions were $482,000 and $440,000 for the years ended December 31, 2013 and 2012, respectively.

We also earned $434,000 and $474,000 in noninterest income received from bank owned life insurance for the years ended December 31, 2013 and 2012, respectively.  Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers.  We also had an early extinguishment fee on a FHLB loan of $44,000 in 2013. Other income was $9,000 each for the years ended December 31, 2013 and 2012.

Noninterest Expense

The following table sets forth information related to our noninterest expense.

	Years Ended December 31,
	2013	2012
	(in thousands)
Salaries and benefits	$5,877	$5,552
Occupancy	1,601	1,583
Furniture and equipment expense	882	831
Other real estate owned expense	863	2,402
Professional fees	1,357	1,332
Advertising and marketing	308	202
Insurance	414	409
FDIC assessment	1,119	1,195
Data processing and related costs	776	731
Telephone	205	205
Postage	14	8
Office supplies, stationery and printing	87	74
Other loan related expense	245	242
Other	298	409
Total noninterest expense	$14,046	$15,175

We incurred noninterest expense of $14.0 million for the year ended December 31, 2013, compared to $15.2 million for the year ended December 31, 2012.  For the year ended December 31, 2013, the $1.5 million decrease in other real estate owned expenses primarily accounted for the decrease in noninterest expense compared to the same period in 2012.  For the year ended December 31, 2013, the remaining differences resulted primarily from increases of $325,000 in salaries and benefits, $106,000 increase in advertising and marketing fees $45,000 in data processing and $51,000 in furniture and equipment expense, offset by a decrease of $76,000 in FDIC assessment and $111,000 in other expense.

Occupancy expenses were $1.6 million for each of the years ended December 31, 2013 and 2012.  Our branch locations provide increased visibility and new customer traffic to the Bank.  With these new customers, both loan and deposit accounts increase, and additional revenue is generated through interest income on loans and service charges on deposit accounts.

Salary and benefit expense was $5.9 million and $5.6 million for the years ended December 31, 2013 and 2012, respectively.  Salaries and benefits represented 41.8% and 36.6% of our total noninterest expense for the years ended December 31, 2013 and 2012, respectively.

The $325,000 increase in salaries and benefits expense in 2013 compared to 2012 resulted from increases of $86,000 in base compensation, an increase of $68,000 in payroll taxes and by an increase of $182,000 in other benefits cost.

Data processing and related costs were $776,000 and $731,000 for the years ended December 31, 2013 and 2012, respectively.  During the year ended December 31, 2013, our data processing costs for our core processing system were $727,000 compared to $679,000 for the year ended December 31, 2012.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

For the year ended December 31, 2013 and 2012, respectively there was no income tax expense or benefit, reflective of establishing a valuation allowance for deferred tax assets previously recorded. Management has determined that it is not more likely than not that the deferred tax asset related to continuing operations at December 31, 2013 will be realized, and accordingly, has established the valuation allowance.

Balance Sheet Review

General

At December 31, 2013, we had total assets of $486.8 million, consisting principally of $331.1 million in loans, $80.8 million in investment securities, $14.1 million in federal funds sold, $21.1 million in net premises, furniture and equipment, $15.9 million in bank owned life insurance, $18.7 million in other real estate owned and $5.2 million in cash and due from banks.  Our liabilities at December 31, 2013 totaled $481.8 million, consisting principally of $436.9 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, $13.0 million in FHLB advances, and $600,000 in borrowings related to the ESOP.  At December 31, 2013, our shareholders’ equity was $5.0 million.

Federal Funds Sold

At December 31, 2013, our $14.1 million in short-term investments in federal funds sold on an overnight basis comprised 2.9% of total assets, compared to $42.0 million, or 8.0% of total assets, at December 31, 2012.  We continue to monitor our short-term liquidity and closely manage our overnight cash positions.

Investments

At December 31, 2013, the $80.8 million in our available for sale investment securities portfolio represented approximately 16.6% of our total assets, compared to $82.9 million, or 15.7% of total assets, at December 31, 2012.  We held U.S. government agency securities, securities of government sponsored enterprises, mortgage-backed securities with a fair value of $80.8 million and an amortized cost of $86.2 million representing a net unrealized loss of $5.4 million.  During 2013, we utilized the investment portfolio to provide additional income and to absorb liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

Contractual maturities and yields on our investments at December 31, 2013 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through ten years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Govt-sponsored ent.	$—	—%	$—	—%	$984	1.49%	$5,337	3.05%	$6,321	2.82%
CMO’s	—	—%	—	—%	—	—%	34,748	1.68%	34,748	1.68%
SBA’s	—	—%	—	—%	959	1.97%	10,316	2.06%	11,275	2.05%
Agency Mtg.Back	—	—%	—	—%	151	1.31%	28,345	2.23%	28,496	2.22%
Total	$—	—%	$—	—%	2,094	1.70%	$78,746	2.03%	$80,840	2.02%

At December 31, 2013, CMO’s and Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $15.2 million, $20.2 million and $27.8 million, respectively.

Other nonmarketable equity securities at December 31, 2013 consisted of Federal Home Loan Bank stock with a cost of $1.2 million and other investments of approximately $61,500.

The amortized costs and the fair value of our investments at December 31, 2013, 2012 and 2011 are shown in the following table.

	December 31, 2013		December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
Government-sponsored enterprises	$6,939	$6,321	$21,895	$21,929	$—	$—
SBA Loan Pools	12,093	11,275	—	—	—	—
Mortgage-backed securities & CMO’s	67,143	63,244	61,048	61,001	57,168	57,146
Total	$86,175	$80.840	$82,943	$82.930	$57,168	$57,146

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, 2013 and 2012 were $339.6 million and $360.9 million, respectively.  Gross loans outstanding at December 31, 2013 and 2012 were $331.1 million and $339.7 million, respectively.

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

The following table summarizes the composition of our loan portfolio:

	2013		2012		2011		2010		2009
	(dollars in thousands)
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial and industrial	$22,474	6.8%	$17,514	5.1%	$19,841	5.3%	$23,255	5.3%	$26,687	5.5%

Real Estate
Mortgage	255,091	77.1%	257,472	75.8%	278,532	73.4%	315,181	72.0%	335,831	69.2%
Construction	51,289	15.4%	61,828	18.2%	78,740	20.7%	96,001	21.9%	118,183	24.4%
Total real estate	306,380	92.5%	319,300	94.0%	357,272	94.1%	411,182	93.9%	454,014	93.6%

Consumer
Consumer	2,325	0.7%	3,058	0.9%	3,195	0.8%	3,775	0.9%	4,985	1.0%
Total gross loans	331,179	100.0%	339,872	100.0%	380,308	100.2%	438,212	100.1%	485,686	100.1%
Deferred origination fees, net	(90)	(0.0%)	(144)	(0.0%)	(665)	(0.2%)	(524)	(0.1%)	(648)	(0.1%)

Total gross loans, net of deferred fees	331,089	100.0%	339,728	100.0%	379,643	100.0%	437,688	100.0%	485,038	100.0%
Less – allowance for loan losses	(6,026)		(6,727)		(10,320)		(11,459)		(10,048)
Total loans, net	$325,063		$333,001		$369,323		$426,229		$474,990

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.  The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2013:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$7,630	$13,270	$1,573	$22,473
Real estate	68,593	180,285	57,502	306,380
Consumer	396	1,854	76	2,326
Deferred origination fees, net	(67)	(23)	—	(90)
Total gross loans, net of deferred fees	$76,552	$195,386	$59,151	$331,089

Gross loans maturing after one year with:
Fixed interest rates				$185,701
Floating interest rates				68,859
Total				$254,560

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

After risk grading each loan, we then use fourteen qualitative factors to analyze the trends in the portfolio.  These fourteen factors include both internal and external factors.  The internal factors considered are the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current nonaccrual and problem loan trends, the quality of our loan review system, policy exceptions, value of underlying collateral and other factors which include insurance shortfalls, loan fraud and unpaid tax risk.  The external factors considered are regulatory and legal factors and the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources.  A quantitative value is assigned to current delinquency ratios and trends and the current nonaccrual and problem loan trends, which, when added together, creates a net qualitative weight.  The net qualitative weight is then added to the loss ratio.  Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio.  As a result, an increased loss ratio will result in a higher allowance for loan loss.  For example, as delinquency ratios and trends increase, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant).  Similarly, positive trends in the nonaccrual and problem loans trends, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight and the loss ratio(assuming all other qualitative factors remain constant).  These factors are reviewed and updated by the Bank’s executive management on a quarterly basis to arrive at a consensus for our qualitative adjustments.

Our methodology for determining our historical loss ratio is to analyze the most recent losses because we believe this period encompasses the most appropriate time period.  In addition, we have moved to a fully migrated loss history for all loan pools and all risk grades as of the period ended December 31, 2013.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total factor.  The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

Separately, we review all impaired loans individually to determine a specific allocation for each.  In our assessment of impaired loans, we consider the primary source of repayment when determining whether or not loans are collateral dependent.  Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  When management determines that a loan is impaired, the difference between our investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is then reserved for or charged against the allowance for loan losses.

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

The general reserve decreased during 2013 due to substantial  lowering of non-accruals,  a substantial reduction in charge-offs and substantially improving delinquency trends.  The improved charge-offs resulted in much lower historical loss ratios.   These lower loss ratios resulted in a reduced requirement for our general reserve during 2013.

The following table summarizes the activity related to our allowance for loan losses.

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balance, beginning of year	$6,727	$10,320	$11,459	$10,048	$7,635
Provision for loan losses	435	3,028	10,619	16,260	14,745
Charge offs, Commercial and Industrial	(301)	(199)	(804)	(498)	(1,519)
Charge offs, Real Estate Mortgage	(1,625)	(3,801)	(8,025)	(8,651)	(5,629)
Charge offs, Real Estate Construction	(800)	(2,571)	(3,637)	(5,699)	(5,104)
Charge offs, Consumer	(66)	—	—	—	—
Recoveries, Commercial and Industrial	89	16	11	36	12
Recoveries, Real Estate Mortgage	729	205	388	184	57
Recoveries, Real Estate Construction	826	29	316	86	53
Recoveries, Consumer	12	12	23	4	2
Balance, end of year	$6,026	$6,727	$10,320	$11,459	$10,048

Total loans outstanding at end of period	$331,089	$339,728	$379,644	$437,688	$485,038
Allowance for loan losses to gross loans	1.83%	1.98%	2.72%	2.61%	2.07%
Net charge-offs to average loans	0.33%	1.83%	2.86%	3.17%	2.61%

Nonperforming Assets

The following table sets forth our nonperforming assets.

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Nonaccrual loans	$14,043	$23,118	$34,292	$35,556	$21,295
Loans 90 days or more past due and still accruing interest	—	—	—	—	—
Loans restructured or otherwise impaired	16,322	33,471	27,036	—	—
Total impaired loans	30,365	56,589	61,328	35,556	21,295
Other real estate owned	18,693	22,647	18,906	11,906	6,865
Total nonperforming assets	$49,058	$79,236	$80,234	$47,462	$28,160

Nonperforming assets to total assets	10.08%	15.32%	15.02%	8.31%	3.63%

We experienced significant decreases in loans on our watch list, past due loans, nonaccrual loans and other real estate owned during 2013.

The Bank had 62 impaired loans at December 31, 2013 totaling $30.4 million and 97 impaired loans totaling $56.6 million at December 31, 2012.  Of the 62 impaired loans, it is anticipated that 31 loans totaling approximately $6.8 million will move to other real estate owned through foreclosure or through our acceptance of a deed in lieu of foreclosure.  An additional six loans amounting to approximately $1.7 million are expected to be paid in full and 25 loans totaling approximately $21.9 million are expected to move back into an accruing status.  At December 31, 2013 and 2012, the allowance for loan losses was $6.0 million and $6.7 million, respectively, or 1.83% and 1.98%, respectively, of outstanding loans.  We are committed to working with borrowers and will review loans on a loan by loan basis.

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

As of December 31, 2013, we had 36 loans with a current principal balance of $18.6 million on the watch list, compared to 51 loans with a current principal balance of $25.0 million at December 31, 2012.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either move it to “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $4.3 million at December 31, 2013 as compared to $6.6 million at December 31, 2012.  Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned.  At December 31, 2013, there were no loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the years ended December 31, 2013 and 2012, the gross interest that we would have recorded if the loans were had been in current status was $276,000 and $480,000 respectively.  Forgone interest income on impaired loans was $238,000 and $851,000 during the years ended December 31, 2013 and 2012, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We no longer have any brokered or wholesale deposits.  Our loan-to-deposit ratio was 75.8% and 75.3% at December 31, 2013 and 2012, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2013, 2012 and 2011.

	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$20,666	—%	$15,586	—%	$14,942	—%
Interest bearing demand deposits	49,957	0.39%	36,465	0.73%	24,843	0.73%
Savings and money market accounts	103,641	0.41%	104,527	0.66%	120,035	0.90%
Time deposits less than $100,000	104,943	1.25%	113,058	1.46%	113,409	1.74%
Time deposits greater than $100,000	168,166	1.37%	178,385	1.46%	178,970	1.53%
Total Deposits	$$447,373	0.95%	$448,021	1.16%	$452,199	1.32%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
	(in thousands)
Three months or less	$17,364	$17,806	$16,880
Over three through six months	24,816	36,099	73,104
Over six though twelve months	28,718	29,733	35,748
Over twelve months	101,598	85,747	57,401
Total	$172,496	$169,385	$183.133

The increase in time deposits of $100,000 or more for the year ended December 31, 2013 compared to the same period in 2012 resulted from our decision to focus on checking deposit growth.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the years ended December 31, 2013 and 2012 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending Balance	Period End Rate	Maximum Month End Balance	Average for the Period Balance	Rate
	(dollars in thousands)
At or for the year ended December 31, 2013:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.44%
Advances from FHLB	13,000	2.83%	24,000	18,205	2.44%
Junior subordinated debentures	14,434	3.21%	14,434	14,434	4.13%
ESOP borrowings	600	4.50%	1,225	983	4.76%
Federal funds purchased	—	—%	—	3	0.46%

At or for the year ended December 31, 2012:
Securities sold under agreement to repurchase	$10,000	4.40%	$20,000	$17,218	4.29%
Advances from FHLB	34,000	1.76%	34,000	34,000	1.80%
Junior subordinated debentures	14,434	5.03%	14,434	14,434	5.17%
ESOP borrowings	1,225	4.50%	1,425	1,347	4.58%
Federal funds purchased	—	—%	—	203	0.01%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.  Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At December 31, 2013, we had $13.0 million in total advances and lines outstanding from the FHLB with a remaining credit availability of $60.9 million and an excess lendable collateral value of approximately $14.3 million.  We also have credit availability through the Federal Reserve Discount Window.   As of December 31, 2012, $43,000 was available based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $5.0 million at December 31, 2013 and $10.2 million at December 31, 2012.  The decrease is attributable to the net loss of $1.0 million for the year ended December 31, 2013, the preferred stock dividend declared of $907,000, additional paid in capital related to the ESOP of $365,000, offset by a decrease in the guarantee of ESOP borrowings of $378,000, net of current year reductions, and an decrease of $3.3 million in the fair value of available for sale securities. Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Return on average assets	(0.20%)	(0.59%)	(1.67%)
Return on average equity	(13.71%)	(23.67%)	(48.97%)
Average Equity to average assets ratio	1.47%	2.49%	3.42%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of December 31, 2013, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the company’s various capital ratios at December 31, 2013 and 2012.

Tidelands Bancshares, Inc.

	2013	2012
Leverage ratio	2.25%	2.57%
Tier 1 risk-based capital ratio	3.05%	3.48%
Total risk-based capital ratio	6.10%	6.96%

The following table sets forth the Bank’s various capital ratios at December 31, 2013 and 2012.

Tidelands Bank

	2013	2012
Leverage ratio	5.48%	5.05%
Tier 1 risk-based capital ratio	7.40%	6.81%
Total risk-based capital ratio	8.66%	8.06%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2013, unfunded commitments to extend credit were $13.7 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2013, there were commitments totaling approximately $378,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” and net interest income simulations.  Interest sensitivity gap is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.  We are currently liability sensitive on a cumulative basis over the one year and three year horizon.

Approximately 32.6% of our loans were variable rate loans at December 31, 2013 and 67.4% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a smaller portion of our loans reprice within a year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At December 31, 2013 and 2012, our liquid assets, which consist of cash and due from banks and federal funds sold, amounted to $19.3 million and $45.4 million or 4.0% and 8.6% of total assets, respectively.  Our available for sale securities at December 31, 2013 and 2012 amounted to $80.8 million and $82.9 million, or 16.6% and 15.7% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $13.8 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At December 31, 2013, we had $13.0 million in total advances and lines from the FHLB with a remaining credit availability of $60.9 million and an excess lendable collateral value of approximately $14.3 million.  In addition, we maintain a $43,000 line of credit with the Federal Reserve Bank secured by securities.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2013, at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the maturity distribution implied in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios and other embedded optionality in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
	(dollars in thousands)
Interest-earning assets:
Interest Bearing balances	$15,199	$—	$—-	$—	$15,199
Investment securities	236	1,956	5,835	72,813	80,840
Loans	67,598	49,510	160,103	53,878	331,089
Total interest-earning assets	$83,033	$51,466	$165,938	$126,691	$427,128

Interest-bearing liabilities:
Money market and NOW	$88,405	$—	$—-	$—	$88,405
Regular savings	48,794	—	—-	—	48,794
Time deposits	31,505	87,548	159,283	—	278,336
Junior subordinated debentures	14,434	—	—	—	14,434
Securities sold under agreements to repurchase	—	—	10,000	—	10,000
Advances from Federal Home Loan Bank	—	4,000	9,000	—	13,000
ESOP borrowings	600	—	—	—	600
Total interest-bearing liabilities	$183,738	$91,548	$178,283	$—	$453,569

Period gap	$(100,705)	$(40,082)	$(12,345)	$126,961	$(26,441)
Cumulative gap	$(100,705)	$(140,787)	$(153,132)	$(26,441)	$(26,441)

Ratio of cumulative gap to total earning assets	(23.58%)	(32.96%)	(35.85%)	(6.19%)	(6.19%)

Item 7A:  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable

Item 8:  Financial Statements and Supplementary Data.

INDEX TO AUDITED FINANCIAL STATEMENTS

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Tidelands Bancshares, Inc. and Subsidiary
Mount Pleasant, South Carolina

We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and subsidiary (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc., and subsidiary as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC
Charleston, South Carolina
March 3, 2014

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,	December 31,
Assets:	2013	2012
Cash and cash equivalents:
Cash and due from banks	$4,079,965	$1,977,621
Interest bearing balances	15,198,532	43,411,347
Total cash and cash equivalents	19,278,497	45,388,968
Securities available-for-sale	80,839,795	82,929,671
Nonmarketable equity securities	1,276,400	2,383,750
Total securities	82,116,195	85,313,421
Mortgage loans held for sale	—	385,000
Loans receivable	331,088,969	339,727,732
Less allowance for loan losses	6,026,110	6,726,550
Loans, net	325,062,859	333,001,182
Premises, furniture and equipment, net	21,061,882	21,529,662
Accrued interest receivable	1,501,379	1,743,229
Bank owned life insurance	15,855,148	15,420,949
Other real estate owned	18,692,607	22,646,747
Other assets	3,195,703	1,241,620
Total assets	$486,764,270	$526,670,778

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$21,388,282	$18,194,239
Interest-bearing transaction accounts	44,740,415	50,524,144
Savings and money market accounts	92,459,062	102,734,674
Time deposits $100,000 and over	172,496,459	169,385,202
Other time deposits	105,839,263	110,055,770
Total deposits	436,923,481	450,894,029

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	13,000,000	34,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	600,000	1,225,000
Accrued interest payable	2,692,018	2,302,287
Other liabilities	4,146,321	3,635,333
Total liabilities	481,795,820	516,490,649

Commitments and contingencies-Note 17

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000,
10,000,000 shares authorized, 14,448 issued and outstanding at December 31, 2013 and 2012	14,448,000	14,195,052
Common stock, $.01 par value, 75,000,000 shares authorized;
4,277,176 shares issued and outstanding at December 31, 2013 and 2012	42,772	42,772
Common stock-warrant, 571,821 shares outstanding at December 31, 2013 and 2012	1,112,248	1,112,248
Unearned ESOP shares	(1,183,898)	(1,562,049)
Capital surplus	42,708,140	43,073,284
Retained deficit	(48,851,197)	(46,672,617)
Accumulated other comprehensive loss	(3,307,615)	(8,561)
Total shareholders’ equity	4,968,450	10,180,129
Total liabilities and shareholders’ equity	$486,764,270	$526,670,778

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2013 and 2012

Interest income:	2013	2012
Loans, including fees	$16,863,218	$18,448,600
Securities available-for-sale, taxable	1,312,051	1,934,339
Interest bearing deposits	46,972	84,652
Other interest income	43,067	36,109
Total interest income	18,265,308	20,503,700
Interest expense:
Time deposits $100,000 and over	2,301,459	2,603,658
Other deposits	1,929,833	2,607,416
Other borrowings	1,531,362	2,156,032
Total interest expense	5,762,654	7,367,106
Net interest income	12,502,654	13,136,594
Provision for loan losses	435,000	3,028,068
Net interest income after provision for loan losses	12,067,654	10,108,526

Noninterest income:
Service charges on deposit accounts	38,284	50,247
Residential mortgage origination income	167,608	227,415
Gain (loss) on sale of securities available-for-sale	(128,177)	702,302
Other service fees and commissions	482,259	449,989
Increase in cash surrender value of BOLI	434,199	473,620
Loss on extinguishment of debt	(43,725)	—
Other	8,892	9,166
Total noninterest income	959,340	1,912,739
Noninterest expense:
Salaries and employee benefits	5,877,455	5,551,932
Net occupancy	1,601,085	1,583,460
Furniture and equipment	882,356	830,743
Other real estate owned expense	863,275	2,402,377
Other operating	4,821,642	4,806,059
Total noninterest expense	14,045,813	15,174,571
Loss before income taxes	(1,018,819)	(3,153,306)
Income tax expense	—	—
Net loss	$(1,018,819)	$(3,153,306)
Accretion of preferred stock to redemption value	252,948	236,688
Preferred dividends accrued	906,813	722,400
Net loss available to common shareholders	$(2,178,580)	$(4,112,394)

Comprehensive Loss:
Net loss	$(1,018,819)	$(3,153,306)
Unrealized gain (loss) on securities available-for-sale	(5,449,231)	699,533
Reclassification adjustment for realized loss (gain) on securities	128,177	(702,302)
Tax effect	2,022,000	(3,180)
Comprehensive loss	$(4,317,873)	$(3,159,255)
Loss per common share
Basic loss per common share	$(0.52)	$(1.00)
Diluted loss per common share	$(0.52)	$(1.00)
Weighted average common shares outstanding
Basic and Diluted	4,165,823	4,098,269

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2013 and 2012

	Preferred Stock		Common Stock Warrants	Common Stock		Unearned ESOP Shares	Capital Surplus	Retained (Deficit)	Accumulated other Comprehensive income (loss)
	Shares	Amount		Shares	Amount					Total
Balance, December 31, 2011	14,448	$13,958,364	$1,112,248	4,277,176	$42,772	$(1,681,103)	$43,188,836	$(42,560,223)	$(2,612)	$14,058,282
Repayment of ESOP borrowings							(115,552)			(115,552)
Preferred stock dividends accrued								(722,400)		(722,400)
Accretion of discount on preferred stock		236,688						(236,688)		—
Allocation of unearned ESOP shares						119,054				119,054
Net loss								(3,153,306)		(3,153,306)
Other comprehensive loss									(5,949)	(5,949)

Balance, December 31, 2012	14,448	$14,195,052	$1,112,248	4,277,176	$42,772	$(1,562,049)	$43,073,284	$(46,672,617)	$(8,561)	$10,180,129
Repayment of ESOP borrowings							(365,144)			(365,144)
Preferred stock dividends accrued								(906,813)		(906,813)
Accretion of discount on preferred stock		252,948						(252,948)		—
Allocation of unearned ESOP shares						378,151				378,151
Net loss								(1,018,819)		(1,018,819)
Other comprehensive loss									(3,299,054)	(3,299,054)

Balance, December 31, 2013	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$(1,183,898)	$42,708,140	$(48,851,197)	$(3,307,615)	$4,968,450

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(1,018,819)	$(3,153,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	435,000	3,028,068
Depreciation and amortization of premises, furniture and equipment	1,073,248	1,046,166
Discount accretion and premium amortization, net	974,502	653,341
Proceeds from sale of residential mortgages held-for-sale	14,112,178	12,035,910
Disbursements for residential mortgages held-for-sale	(13,727,178)	(12,004,061)
Decrease in accrued interest receivable	241,850	107,258
Increase in accrued interest payable	389,731	264,425
Increase in cash surrender value of life insurance	(434,199)	(473,620)
Loss on extinguishment of debt	43,725	—
(Gain) Loss from sale of real estate and other assets	(116,716)	396,851
Loss (Gain) from sale of securities available-for-sale	128,177	(702,302)
Decrease in carrying value of other real estate	522,611	1,104,800
Decrease in prepaid FDIC assessment	—	776,386
(Increase) in other assets	67,917	(695,891)
Increase in other liabilities	(439,550)	266,737
Net cash provided by operating activities	2,252,477	2,650,762
Cash flows from investing activities:
Purchases of securities available-for-sale	(48,311,652)	(140,759,258)
Proceeds from sales of securities available-for-sale	10,212,122	86,988,791
Proceeds from calls, maturities, and paydowns of securities available-for-sale	34,873,023	29,379,803
Net decrease in loans receivable	2,967,050	17,499,690
Proceeds from sale of other real estate owned	8,084,518	10,573,965
Purchase of premises, furniture and equipment, net	(605,468)	(289,933)
Net cash provided by investing activities	7,219,593	3,393,058
Cash flows from financing activities:
Net (decrease) increase in demand deposits, interest-bearing transaction accounts and savings accounts	(12,865,298)	24,393,765
Net decrease in certificates of deposit and other time deposits	(1,105,250)	(19,014,195)
Repayments on securities sold under agreements to repurchase	—	(10,000,000)
Repayment of FHLB advances	(21,000,000)	—
Repayment of ESOP borrowings	(625,000)	(200,000)
Decrease in unearned ESOP shares	13,007	3,502
Net cash used by financing activities	(35,582,541)	(4,816,928)
Net (decrease) increase in cash and cash equivalents	(26,110,471)	1,226,892
Cash and cash equivalents, beginning of year	45,388,968	44,162,076
Cash and cash equivalents, end of year	$19,278,497	45,388,968

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$5,372,923	$7,102,681
Transfer of loans to foreclosed assets	$4,536,273	$15,419,912
Preferred stock-dividends accrued	$906,813	$722,400

See accompanying notes to the consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for annual audited financial statements.  The financial information as of December 31, 2013 has been derived from the audited financial statements as of that date.

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were available to be issued.  Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission.  In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”).  The Company operated as a development stage company from January 31, 2002 to October 5, 2003.  Tidelands Bank commenced business on October 6, 2003.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry, Georgetown, Beaufort and Jasper counties in South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.  The Company formed Tidelands Statutory Trust I and Tidelands Statutory Trust II on February 22, 2006 and June 20, 2008, respectively, for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trusts are not consolidated in these financial statements.  As further discussed in Note 21, on December 19, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, the Company issued 14,448 preferred shares and a common stock warrant to purchase 571,821 shares to the U.S. Department of Treasury in return for $14.4 million in cash.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and stock in community bank holding companies.  The Federal Home Loan Bank stock has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  Dividends received on this stock are included as interest income.

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

Troubled Debt Restructurings (“TDRs”) – The Company designates loan modifications as TDRs when, for economic or legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider.   Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs.  Loans on accruing status at the date of modification are initially classified as accruing TDRs at the date of modification, if the note is reasonably assured of repayment and performance is in accordance with its modified terms.  Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement.  Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is well documented credit evaluation of the borrower’s financial condition,, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated repayment performance in accordance with the modified terms for a reasonable period of time (a minimum of six months).

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

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation.  The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for furniture and equipment of five to 10 years and buildings of 40 years.  Leasehold improvements are amortized over the life of the leases. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred.  Maintenance and repairs are charged to current expense.  The costs of major renewals and improvements are capitalized.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments.  In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments became effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012.  These amendments did not have a material effect on the Company’s financial statements.

In February 2013, the FASB amended the Liabilities topic to address obligations resulting from joint and several liability arrangements.  The guidance addresses recognition of financial commitments arising from joint and several liability arrangements.  Specifically, the amendments require recognition of financial commitments arising from loans, contracts, and legal rulings if the Company can be held liable for the entire claim.  The amendments will be effective for the Company for reporting periods beginning after December 15, 2013. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting.  The guidance is intended to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The Company does not expect these amendments to have any effect on its financial statements.

In July 2013, the FASB issued guidance to allow private companies an indefinite deferral from disclosing the value of company stock held by employee stock ownership plans.  The deferral was effective immediately.  The Company does not expect these amendments to have any effect on its financial statements.

In July 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position.  Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met.  The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The amendments will be effective for the Company for reporting periods beginning after December 15, 2013.  The Company does not expect these amendments to have a material effect on its financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP.  The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance.  The Company does not expect this amendment to have any effect on its financial statements.

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure.  The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.  The amendments also outline interim and annual disclosure requirements.  The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update.  Early adoption is permitted.  The Company does not expect these amendments to have a material effect on its financial statements.

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

Off-Balance Sheet Financial Instruments – Contract values and fair values for off-balance sheet, credit-related financial instruments are based on estimated fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$4,079,965	$4,079,965	$4,079,965	$—	$—
Interest bearing balances	15,198,532	15,198,532	15,198,532	—	—
Securities available-for-sale	80,839,795	80,839,795	—	80,839,795	—
Nonmarketable equity securities	1,276,400	1,276,400	—	—	1,276,400
Mortgage loans held for sale	—	—	—	—	—
Loans receivable	331,088,969	330,988,000	—	302,859,388	28,128,612

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$158,587,759	$158,587,759	$—	$158,587,759	$—
Certificates of deposit and other time deposits	278,335,722	276,981,000	—	276,981,000	—
Securities sold under agreements to repurchase	10,000,000	11,105,000	—	11,105,000	—
Advances from Federal Home Loan Bank	13,000,000	13,283,000	—	13,283,000	—
Junior subordinated debentures	14,434,000	14,431,516	—	—	14,431,516
ESOP borrowings	600,000	600,000	—	600,000	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$1,977,621	$1,977,621	$1,977,621	$—	$—
Interest bearing balances	43,411,347	43,411,347	43,411,347	—	—
Securities available-for-sale	82,929,671	82,929,671	—	82,929,671	—
Nonmarketable equity securities	2,383,750	2,383,750	—	—	2,383,750
Mortgage loans held for sale	385,000	385,000	—	385,000	—
Loans receivable	339,727,732	340,179,000	—	285,757,454	54,421,546

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$171,453,057	$171,453,057	$—	$171,453,057	$—
Certificates of deposit and other time deposits	279,440,972	279,672,000	—	279,672,000	—
Securities sold under agreements to repurchase	10,000,000	11,508,000	—	11,508,000	—
Advances from Federal Home Loan Bank	34,000,000	34,478,000	—	34,478,000	—
Junior subordinated debentures	14,434,000	14,586,827	—	—	14,586,827
ESOP borrowings	1,225,000	1,225,000	—	1,225,000	—

	December 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$13,747,105	$—	$15,191,625	$—
Letters of credit	377,923	—	399,041	—

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost of market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans held for sale are non-recurring Level 2.

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

Assets measured at fair value on a recurring basis are as follows as of December 31, 2013 and 2012:

December 31, 2013	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government sponsored enterprises	$—	$6,321,349	$—
Agency Mortgage-backed securities		63,243,219
SBA loan pools	—	11,275,227	—
Available-for-sale investment securities	—	80,839,795	—
Total	$—	$80,839,795	$—
December 31, 2012
Government sponsored enterprises	$—	$21,929,021	$—
Agency Mortgage-backed securities	—	61,000,650	—
Available-for-sale investment securities	—	82,929,671	—
Total	$—	$82,929,671	$—

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2013 and 2012:

December 31, 2013	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$28,128,612
Other real estate owned	—	—	18,692,607
Mortgage loans held for sale	—	—	—
Total	$—	$—	$46,821,219
December 31, 2012
Impaired loans	$—	$—	$54,421,546
Other real estate owned	—	—	22,646,747
Mortgage loans held for sale	—	385,000	—
Total	$—	$385,000	$77,068,293

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2013 and December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of December 31, 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$18,692,607	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs

Impaired loans	$28,128,612	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances with its correspondent banks to meet reserve requirements determined by the Federal Reserve.  At December 31, 2013 and December 31, 2012, the Bank did not need a deposit on hand with the Federal Reserve Bank to meet this requirement.  At December 31, 2013, the Bank had $1.3 million in actual currency and cash on hand, $2.8 million in due from non-interest bearing balances and $15.2 million in due from interest bearing balances. At December 31, 2013, the Company had $822,000 in interest bearing balances which are pledged as collateral against the ESOP borrowing.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized
December 31, 2013	Amortized Cost	Gains	Losses	Estimated Fair Value
Government-sponsored enterprises	$6,939,019	$—	$617,670	$6,321,349
Agency mort.-backed sec	67,142,922	12,791	3,912,494	63,243,219
SBA loan pools	12,092,717	—	817,490	11,275,227
Total	$86,174,658	$12,791	$5,347,654	$80,839,795

December 31, 2012
Government-sponsored enterprises	$21,895,143	$44,443	$10,565	$21,929,021
Agency mort.-backed sec.	61,048,336	170,672	218,358	61,000,650
Total	$82,943,479	$215,115	$228,923	$82,929,671

The amortized cost and estimated fair values of investment securities at December 31, 2013, by contractual maturity dates, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,001,418	1,943,064
Due after ten years	17,030,318	15,653,512
Subtotal	19,031,736	17,596,576
Agency mort.-backed sec	67,142,922	63,243,219
Total Securities	$86,174,658	$80,839,795

At December 31, 2013 and December 31, 2012, investment securities with book values of $14,867,943 and $14,321,961 and market values of $13,835,140 and $14,360,697 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $10,212,122 and $86,988,791 the years ended December 31, 2013 and 2012, respectively.  The gross realized gain on the sale of investment securities totaled $12,833 with gross realized losses of $141,010 resulting in a net realized loss of $128,177 for the year ended December 31, 2013.  The gross realized gain on the sale of investment securities totaled $727,992 with $25,690 in gross realized losses resulting in a net realized gain of $702,302 for the year ended December 31, 2012. The cost of investments sold is determined using the specific identification method.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012.

	Less than Twelve months		Twelve months or more		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$6,321,349	$617,670	$—	$—	$6,321,349	$617,670
Agency mort.-backed sec	46,893,696	2,674,113	14,334,739	1,238,381	61,228,435	3,912,494
SBA loan pools	11,275,227	817,490	—	—	11,275,227	817,490
	$64,490,272	$4,109,273	$14,334,739	$1,238,381	$78,825,011	$5,347,654

	Less than Twelve months		Twelve months or more		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$4,096,526	$10,565	$—	$—	$4,096,526	$10,565
Agency mort.-backed sec	25,594,591	218,358	—	—	25,594,591	218,358
	$29,691,117	$228,923	$—	$—	$29,691,117	$228,923

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were seven securities in a continuous loss position for 12 months or more at December 31, 2013 and there were no securities in a continuous loss position for 12 months or more at December 31, 2012. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of stock in community bank holding companies of $61,500 and $55,250 as of December 31, 2013 and December 31, 2012, and the Federal Home Loan Bank stock which has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At December 31, 2013 and December 31, 2012, the Company’s investment in Federal Home Loan Bank stock was $1,214,900 and $2,328,500, respectively.

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

NOTE 6 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSS

Major classifications of loans receivable are summarized as follows:
	December 31,
	2013	2012
Real estate – construction	$51,289,157	$61,828,071
Real estate – mortgage	255,090,976	257,471,814
Commercial and industrial	22,473,251	17,514,053
Consumer and other	2,325,192	3,057,787
Total loans receivable, gross	331,178,576	339,871,725
Deferred origination fees, net	(89,607)	(143,993)
Total loans receivable, net of deferred origination fees	331,088,969	339,727,732
Less allowance for loan loss	6,026,110	6,726,550
Total loans receivable, net of allowance for loan loss	$325,062,859	$333,001,182

The composition of gross loans by rate type is as follows:
	December 31,
	2013	2012
Variable rate loans	$108,024,510	$145,603,038
Fixed rate loans	223,064,459	194,124,694
Total gross loans	$331,088,969	$339,727,732

The following is an analysis of our loan portfolio by credit quality indicators at December 31:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2013	2012	2013	2012	2013	2012
Grade:
Pass	$20,817,719	$15,141,551	$124,471,948	$110,986,821	$16,926,173	$17,702,278
Special Mention	74,417	338,313	10,642,183	13,738,175	—	378,368
Substandard	1,581,115	2,034,189	11,224,182	25,535,380	1,249,456	3,919,915
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$22,473,251	$17,514,053	$146,338,313	$150,260,376	$18,175,629	$22,000,561

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2013	2012	2013	2012	2013	2012
Grade:
Pass	$94,604,237	$83,755,181	$25,439,513	$26,081,066	2,266,967	2,915,207
Special Mention	4,272,201	6,685,136	3,576,510	3,824,603	39,432	4,320
Substandard	9,876,225	16,771,121	4,097,505	9,921,841	18,793	138,260
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$108,752,663	$107,211,438	$33,113,528	$39,827,510	$2,325,192	$3,057,787

The following is an aging analysis of our loan portfolio:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
December 31, 2013
Accruing Loans Paid Current	$20,820,951	$141,393,759	$15,503,293	$103,437,464	$29,364,028	$2,300,632	$312,820,127
Accruing Loans Past Due:
30-59 Days	166,125	351,423	1,422,880	1,332,087	—	24,560	3,297,075
60-89 Days	183,004	451,628	—	383,964	—	—	1,018,596
Total Loans Past Due	349,129	803,051	1,422,880	1,716,051	—	24,560	4,315,671
Loans Receivable on Nonaccrual Status	$1,303,171	$4,141,503	$1,249,456	$3,599,148	$3,749,500	$—	$14,042,778
Total Loans Receivable	$22,473,251	$146,338,313	$18,175,629	$108,752,663	$33,113,528	$2,325,192	$331,178,576

December 31, 2012
Accruing Loans Paid Current	$15,967,993	$140,922,353	$19,628,095	$98,233,478	$32,495,427	$2,901,568	$310,148,914
Accruing Loans Past Due:
30-59 Days	11,240	2,129,155	—	2,314,230	243,937	112,119	4,810,681
60-89 Days	116,272	1,299,221	—	305,095	73,197	—	1,793,785
Total Loans Past Due	127,512	3,428,376	—	2,619,325	317,134	112,119	6,604,466
Loans Receivable on Nonaccrual Status	$1,418,548	$5,909,647	$2,372,466	$6,358,635	$7,014,949	$44,100	$23,118,345
Total Loans Receivable	$17,514,053	$150,260,376	$22,000,561	$107,211,438	$39,827,510	$3,057,787	$339,871,725

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31:

	2013	2012
Impaired loans without a valuation allowance	$21,957,602	$47,974,172
Impaired loans with a valuation allowance	8,407,274	8,614,639
Total impaired loans	$30,364,876	$56,588,811
Valuation allowance related to impaired loans	$2,236,264	$2,167,265
Average of impaired loans during the year	$33,958,187	$62,434,844
Total nonaccrual loans	$14,042,778	$23,118,345
Total loans past due 90 days and still accruing interest	$—	$—
Total loans considered impaired which are classified as trouble debt restructurings.	$19,081,135	$34,929,918

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31:

December 31, 2013	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$1,303,171	$12,351,648	$1,249,456	$4,486,763	$2,566,564	$—	$21,957,602
Unpaid Principal Balance	1,518,169	13,560,805	1,249,456	4,966,022	2,809,746	41,012	24,145,210
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$2,373,553	$—	$3,239,731	$2,793,990	$—	$8,407,274
Unpaid Principal Balance	—	2,407,159	—	4,500,311	2,883,899	—	9,791,369
Related Allowance	—	424,744	—	1,008,967	802,553	—	2,236,264
Total:
Recorded Investment	$1,303,171	$14,725,201	$1,249,456	$7,726,494	$5,360,554	$—	$30,364,876
Unpaid Principal Balance	1,518,169	15,967,964	1,249,456	9,466,333	5,693,645	41,012	33,936,579
Related Allowance	—	424,744	—	1,008,967	802,553	—	2,236,264

December 31, 2012	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$1,418,548	$24,984,224	$3,919,915	$10,194,785	$7,412,600	$44,100	$47,974,172
Unpaid Principal Balance	1,633,548	26,069,447	4,141,750	11,686,837	8,990,567	229,401	52,751,550
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$3,508,003	$—	$2,797,978	$2,308,658	$—	$8,614,639
Unpaid Principal Balance	—	3,788,676	—	2,914,197	2,308,658	—	9,011,531
Related Allowance	—	715,630	—	540,107	911,528	—	2,167,265
Total:
Recorded Investment	$1,418,548	$28,492,227	$3,919,915	$12,992,763	$9,721,258	$44,100	$56,588,811
Unpaid Principal Balance	1,633,548	29,858,123	4,141,750	14,601,034	11,299,225	229,401	61,763,081
Related Allowance	—	715,630	—	540,107	911,528	—	2,167,265

The following is an analysis of our impaired loan portfolio detailing average recorded investment and interest income recognized on impaired loans for the three and nine months ended December 31, 2013 and 2012, respectively.

For the Years Ended	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
December 31, 2013
With no related allowance recorded:
Average Recorded Investment	$1,518,169	$13,560,805	$1,249,456	$6,248,210	$2,809,746	$41,012	$25,427,398
Interest Income Recognized	—	489,090	—	109,165	21,877	2,043	622,175
With an allowance recorded:
Average Recorded Investment	—	2,407,159	—	3,239,731	2,883,899	—	8,530,789
Interest Income Recognized	—	39,870	—	127,040	70,842	—	237,752

December 31, 2012
With no related allowance recorded:
Average Recorded Investment	$1,645,407	$26,595,732	$4,141,159	$11,731,159	$9,063,071	$229,462	$53,405,990
Interest Income Recognized	10,630	917,909	191,402	381,123	217,208	4,485	1,722,757
With an allowance recorded:
Average Recorded Investment	—	3,810,663	—	2,907,000	2,311,191	—	9,028,854
Interest Income Recognized	—	43,766	—	100,497	44,071	—	188,334

The following is a summary of information pertaining to our allowance for loan losses:
December 31, 2013	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Charge-offs	(301,020)	(714,012)	(97,020)	(911,007)	(702,738)	(65,600)	—	(2,791,397)
Recoveries	88,815	384,262	21,054	344,313	805,396	12,117	—	1,655,957
Provision	199,252	(6,266)	91,227	191,792	(1,296,554)	(135,294)	1,390,843	435,000
Ending Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Individually evaluated for impairment	—	424,744	—	1,008,967	802,553	—	—	2,236,264
Collectively evaluated for impairment	370,543	1,966,223	71,090	981,849	369,603	30,538	—	3,789,846
Loans Receivable:
Ending Balance	$22,473,251	$146,338,313	$18,175,629	$108,752,663	$33,113,528	$2,325,192	$—	$331,178,576
Individually evaluated for impairment	1,303,171	14,725,201	1,249,456	7,726,494	5,360,554	—	—	$30,364,876
Collectively evaluated for impairment	21,170,080	131,613,112	16,926,173	101,026,169	27,752,974	2,325,192	—	$300,813,700

December 31, 2012	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$642,148	$2,540,003	$1,157,720	$3,299,600	$2,328,918	$49,482	$302,388	$10,320,259
Charge-offs	(198,894)	(1,074,741)	(288,490)	(2,726,229)	(2,282,282)	(312,387)	—	(6,883,023)
Recoveries	15,534	53,118	—	151,725	28,554	12,315	—	261,246
Provision	(75,292)	(182,240)	(813,401)	1,640,622	2,290,862	469,905	(302,388)	3,028,068
Ending Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Individually evaluated for impairment	—	715,630	—	540,107	911,528	—	—	2,167,265
Collectively evaluated for impairment	383,496	620,510	55,829	1,825,611	1,454,524	219,315	—	4,559,285
Loans Receivable:
Ending Balance	$17,514,053	$150,260,376	$22,000,561	$107,211,438	$39,827,510	$3,057,787	$—	$339,871,725
Individually evaluated for impairment	1,418,548	28,492,227	3,919,915	12,992,763	9,721,258	44,100	—	56,588,811
Collectively evaluated for impairment	16,095,505	121,768,149	18,080,646	94,218,675	30,106,252	3,013,687	—	283,282,914

The allowance for loan losses, as a percent of loans, net of deferred fees, was 1.83% and 1.98% at December 31, 2013 and 2012, respectively.  At December 31, 2013, the Bank had 44 impaired loans totaling $14,042,778 or 4.24% of loans, in nonaccrual status, of which $6,069,251 were deemed to be troubled debt restructurings.  There were 17 loans totaling $13.0 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2013.  At December 31, 2012, the Bank had 66 impaired loans totaling $23,118,345 or 6.81% of loans, in nonaccrual status, of which $4,723,291 were deemed to be troubled debt restructurings.  There were 31 loans totaling $30.2 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2012.  There were no loans contractually past due 90 days or more still accruing interest at December 31, 2013 or 2012. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are nonaccrual. At December 31, 2013 and 2012, the Bank had $30,000 and $75,000, respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At December 31, 2013, loans totaling $42.0 million were pledged as collateral at the Federal Home Loan Bank and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2013 and 2012 are summarized below:

	December 31,
	2013	2012
Balance, beginning of year	$22,646,747	$18,905,600
Additions	4,536,273	15,419,912
Sales	(7,967,802)	(10,573,965)
Write-downs	(522,611)	(1,104,800)
Balance, end of year	$18,692,607	$22,646,747

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following:

	December 31,
	2013	2012

Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,575,600	18,409,641
Furniture and equipment	4,868,875	4,760,010
Software	888,320	720,957
Construction in progress	212,046	48,765
Total	27,810,159	27,204,691
Less, accumulated depreciation	6,748,277	5,675,029
Premises, furniture and equipment, net	$21,061,882	$21,529,662

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $1,073,248 and $1,046,166 respectively.  Construction in progress is related to the construction of a free standing ATM at Okatie Crossing and for financial reporting software upgrades.  For the year ended December 31, 2013 the Bank capitalized $0 in interest related to the in process items.  The expected costs to complete the in process items is $40,000.

NOTE 9 – DEPOSITS

At December 31, 2013, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
2014	$119,052,705
2015	42,594,898
2016	62,079,700
2017	50,657,174
2018 & thereafter	3,951,245

Total	$278,335,722

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of one obligation totaling $10.0 million at December 31, 2013. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with book values of $13,047,943 and $12,421,961 and fair values of $12,172,378 and $12,450,185 at December 31, 2013 and December 31, 2012, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2013 and 2012:

	2013	2012
Amount outstanding at year end	$10,000,000	$10,000,000
Average amount outstanding during year	10,000,000	17,218,122
Maximum outstanding at any month-end	10,000,000	20,000,000
Weighted average rate paid at year-end	4.40%	4.40%
Weighted average rate paid during the year	4.40%	4.29%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.628% at the period ended December 31, 2013.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075%, which was 5.323% at the period ended December 31, 2013.  The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2038.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.  As of December 31, 2013, the amount of accrued interest was $2,266,258.

As described in Note 16 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

NOTE 12– ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2013, advances from the Federal Home Loan Bank (“FHLB”) were comprised of two advances totaling $13.0 million.   On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 23, 2013, the Bank borrowed $4.0 million under a 1-year advance at a fixed rate of 0.29%. All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain loans.  At December 31, 2013, loans totaling $42.0 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended December 31, 2013 and 2012:

	2013	2012
Amount outstanding at period end	$13,000,000	$34,000,000
Average amount outstanding during the year	18,205,479	34,000,000
Maximum outstanding at any month-end	24,000,000	34,000,000
Weighted average rate at year-end	2.83%	1.76%
Weighted average rate during the year	2.44%	1.76%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2013 and 2012 are summarized below:

	2013	2012
Professional fees	$1,356,746	$1,331,916
Telephone expenses	205,000	204,728
Office supplies, stationery, and printing	86,463	73,730
Insurance	414,164	408,763
Postage	14,035	8,580
Data processing	775,714	730,502
Advertising and marketing	307,970	202,145
FDIC Assessment	1,119,306	1,194,649
Other loan related expense	245,093	242,170
Other	297,151	408,876
Total	$4,821,642	$4,806,059

NOTE 14 - INCOME TAXES

For the years ended December 31, 2013 and 2012 income tax expense consisted of the following:

	2013	2012
Current portion:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred income taxes	—	—
Income tax expense (benefit)	$—	$—

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2013, the Company had stated net operating losses for Federal tax purposes of $36,971,105 and state net operating losses of $8,306,578. The 2013 federal state net operating losses include $1,299,265 of APIC related NOLs for which the tax benefit will be recorded directly to APIC upon the actual utilization under ASC 740. These net operating losses begin expiring in 2025. Management has determined that is more likely than not that the deferred tax asset related to continuing operations at December 31, 2013 and 2012 will not be realized, and accordingly, has established a valuation allowance.  In 2013, the valuation allowance increased by $465,722. As of December 31, 2012, the Company had stated net operating losses for Federal tax purposes of $34,905,177 and state net operating losses of $7,002,046. These net operating losses begin expiring in 2025.

At December 31, 2013, income tax returns for 2010 and subsequent years remain subject to review by tax authorities.
The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,048,877	$2,285,277
Net operating loss carry forward	12,359,667	12,098,828
Interest on nonaccrual loans	1,428,468	1,178,806
Tax credit	280,270	345,993
Deferred compensation	276,152	310,889
Unrealized loss on securities available-for-sale	2,027,247	5,247
Other real estate owned	564,842	625,184
Other	81,101	89,990
Total deferred tax assets	19,066,624	16,940,214
Valuation allowance	16,531,997	16,066,275
Total net deferred tax assets	2,534,627	873,939
Deferred tax liabilities:
Accumulated depreciation	356,292	425,985
Loan fees and costs	3,443	40,896
Prepaid expenses	79,051	123,489
ESOP	68,594	278,322
Total deferred tax liabilities	507,380	868,692
Net deferred tax asset	$2,027,247	$5,247

A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% for 2013 and 2012 to income before income taxes follows:

	2013		2012
	Amount	Rate	Amount	Rate
Tax expense (benefit) at statutory rate	$(346,398)	(34.0%)	$(1,072,124)	(34.0%)
State income tax, net of federal income tax effect	43,263	4.25%	(23,688)	(0.75%)
Cash value of life insurance	(147,628)	(14,49%)	(161,031)	(5.11%)
Valuation allowance	465,722	45.71%	1,239,886	39.32%
Other	(14,959)	(1.47%)	16,957	0.54%
Income tax expense (benefit)	$—	0.00%	$—	0.00%

NOTE 15 - LEASES

The lease on the Bank’s main branch was originated on March 24, 2004 and had an initial 10-year term.  The lease required monthly payments of $14,840 for the first three years, increased 9% in year four and 3% every year thereafter.  The lease is renewable at the bank’s option for two five-year terms.  Rental expense on this facility was $230,644 and $223,927 for the years ended December 31, 2013 and 2012, respectively.

The Bank leases a building for the Myrtle Beach branch location from a lessor in which a Company director has a 50% ownership.  The lease commenced on July 1, 2007 and has a 20-year term at a monthly expense of $12,500.  The lease may be extended at the Bank’s option for two additional ten-year terms. Rental expense under these operating lease agreements was $150,000 and $150,000 for the years ended December 31, 2013 and 2012, respectively.

The Bank has entered into a land lease for its West Ashley branch, which opened in July 2007. The lease was originated on December 22, 2005 and has an initial 20-year term. The lease may be extended at the Bank’s option for four additional five-year terms.  The lease requires monthly payments of $6,067 for the first five years and increases 12% every fifth year thereafter. Rental expense under these operating lease agreements was $81,536 and $78,624 for the years ended December 31, 2013 and 2012, respectively.

The Bank leases office space for the Bluffton branch location. The lease was originated on June 13, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $12,897. Rental expense under these operating lease agreements was $154,497 and $157,908 for the years ended December 31, 2013 and 2012, respectively.

The Bank has entered into a land lease for office space located at 830 Lowcountry Boulevard, Mount Pleasant, SC for the building of executive offices. The lease was originated on April 24, 2007 and has a 20-year term with four five-year renewal options. The lease requires monthly payments of $9,167 for the first five years, increased 7.5% every fifth year thereafter.  Rental expense under this operating lease agreement was $118,250 and $114,125 for the years ended December 31, 2013 and 2012.

The Bank also leases office space for its Murrells Inlet branch location. The lease was originated on March 20, 2007 and has a 20-year term.  The lease may be extended at the Bank’s option for one additional ten-year term. The lease requires monthly payments of $10,000 that began on June 26, 2008, with price increase every three years based on the CPI Index.  Rental expense under this operating lease agreement was $133,617 and $120,000 for the years ended December 31, 2013 and 2012, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

2014	$670,837
2015	633,461
2016	633,461
2017	646,698
2018	658,304
Thereafter	5,694,509
$8,937,270

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

Related party loan transactions for the years ended December 31, 2013 and 2012 are summarized below:

	December 31,
	2013	2012
Balance, beginning of year	$10,174,584	$10,140,962
New loans	221,500	683,450
Less loan repayments	(391,887)	(649,828)
Balance, end of year	$10,004,197	$10,174,584

Deposits from directors and executive officers and their related interests totaled $626,292 and $642,184 at December 31, 2013 and 2012, respectively.  As mentioned in Note 15, one of the Company’s directors is a 50% owner of an office building in Myrtle Beach, SC in which Tidelands Bank is a tenant.

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. and Tidelands Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer.  The lawsuit alleges causes of action for breach of employment contract, fraud, negligent misrepresentation and conversion against the bank and asks for actual damages, punitive damages and attorneys’ fees.  Mr. Coffee is seeking actual damages of $930,000 related to a severance payment that Mr. Coffee claims is due under his employment contract.  The Bank and Company are prohibited from making any payments to Mr. Coffee without the FDIC’s approval.  The Bank has sought the FDIC’s approval of a payment to Mr. Coffee, and the FDIC has denied approval.  Mr. Coffee is also seeking continuation of certain insurance benefits.  The lawsuit is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time. The Bank has not accrued any amounts to be paid related to this litigation.

NOTE 18 – INCOME (LOSS) PER COMMON SHARE

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

Basic and diluted loss per share is computed below:

	Year Ended December 31,
	2013	2012
Basic loss per share computation:
Net loss available to common shareholders	$(2,178,580)	$(4,112,394)
Average common shares outstanding - basic	4,165,823	4,098,269
Basic net loss per share	$(0.52)	$(1.00)
Diluted loss per share computation:
Net loss available to common shareholders	$(2,178,580)	$(4,112,394)
Average common shares outstanding - basic	4,165,823	4,098,269
Incremental shares from assumed conversions:
Stock options and warrants	—	—
Average common shares outstanding - diluted	4,165,823	4,098,269
Diluted loss per share	$(0.52)	$(1.00)

For the period ended December 31, 2013 and 2012, there were no stock options outstanding.  At December 31, 2013 and 2012, there were 571,821 warrant shares outstanding that were anti-dilutive. Warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board.  Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.  As of December 31, 2013, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

As of December 31, 2013 and 2012, the following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013
Total capital (to risk-weighted assets)	$22,070,000	6.10%	$28,968,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	11,035,000	3.05%	14,484,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	11,035,000	2.25%	19,619,000	4.00%	N/A	N/A
December 31, 2012
Total capital (to risk-weighted assets)	$27,170,000	6.96%	$31,241,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	13,585,000	3.48%	15,620,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	13,585,000	2.57%	21,112,000	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013
Total capital (to risk-weighted assets)	$31,337,000	8.66%	$28,950,000	8.00%	$36,187,000	10.00%
Tier 1 capital (to risk-weighted assets)	26,795,000	7.40%	14,475,000	4.00%	21,712,000	6.00%
Tier 1 capital (to average assets)	26,795,000	5.48%	19,566,000	4.00%	24,458,000	5.00%
December 31, 2012
Total capital (to risk-weighted assets)	$31,460,000	8.06%	$31,214,000	8.00%	$39,018,000	10.00%
Tier 1 capital (to risk-weighted assets)	26,559,000	6.81%	15,607,000	4.00%	23,411,000	6.00%
Tier 1 capital (to average assets)	26,559,000	5.05%	21,053,000	4.00%	26,316,000	5.00%

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2013 and 2012:

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must obtain a minimum amount of $36,187,000 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need $39,133,000 of Tier 1 capital in order to maintain a minimum Leverage Capital ratio of 8%. As of December 31, 2013, the bank was deemed “adequately capitalized”.   As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 20 - UNUSED LINES OF CREDIT

As of December 31, 2013, the Bank had no unused line of credit to purchase federal funds from unrelated banks.    Lines of credit are available from the FHLB with a remaining credit availability of $60.9 million and an excess lendable collateral value of approximately $14.3 million at December 31, 2013.  In addition, we maintain a $43,000 line of credit with the Federal Reserve Bank.  This line of credit is secured by approximately $420,000 in bonds as of December 31, 2013.

NOTE 21 - SHAREHOLDERS’ EQUITY

Preferred Stock - In December 2008, in connection with the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”), established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury 14,448 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Preferred Stock”), having a liquidation preference of $1,000 per share.  The Preferred Stock qualifies as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum beginning with the May 15, 2014 dividend date .  We must consult with the Federal Reserve before we may redeem the Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.  The Preferred Stock has a call feature after three years.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012.  The Treasury has appointed an observer to the Board.  As of December 31, 2013, the amount of cumulative unpaid dividends is $2,532,214.

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

NOTE 22 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At December 31, 2013, the Bank had $30,000 reserved for off-balance sheet credit exposure related to unfunded commitments, which is included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth unused commitments to extend credit and standby letters of credit at December 31, 2013 and 2012:

	2013	2012
Commitments to extend credit	$13,747,105	$15,191,625
Standby letters of credit	377,923	399,041
Total	$14,125,028	$15,590,666

NOTE 23 – STOCK COMPENSATION PLANS

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

There are no options outstanding under the Stock Plan for the years ended December 31, 2013 and 2012.

 NOTE 24 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $13,007 and $3,502 for the years ended December 31, 2013 and 2012.  At December 31, 2013 the ESOP has outstanding loans amounting to $600,000.

A summary of the unallocated share activity of the Company’s ESOP is presented below:

	December 31,
	2013	2012
Balance, beginning of year	108,825	129,326
New share purchases	—	—
Shares released to participants	(5,514)	(10,413)
Shares allocated to participants	(47,125)	(10,088)
Balance, end of year	56,186	108,825

The aggregate fair value of the 56,186 unallocated shares was $21,351 based on the $0.38 closing price of our common stock on December 31, 2013.  The aggregate fair value of the 108,825 unallocated shares was $33,736 based on the $0.31 closing price of our common stock on December 31, 2012.

NOTE 25 – RETIREMENT PLANS

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank may make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were approximately $82,599 and $0 in 2013 and 2012, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers. Effective June 30, 2010, the executive officers have agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. There was $0 of expense related to the plan in 2013 and 2012, respectively.

As of December 31, 2013, total benefits expected to be paid in future periods equal $812,213, such payments commenced during 2012 in the amount of $2,239.  Total benefits expected to be paid between the years 2014 and 2019 equal $250,566 with $561,647 remaining in the years thereafter.

NOTE 26 - TIDELANDS BANCSHARES, INC. CONSOLIDATION SCHEDULES

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheet

December 31, 2013	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,079,965	$—	$—	$4,079,965
Interest bearing balances	14,376,055	822,477	—	15,198,532
Total cash and cash equivalents	18,456,020	822,477	—	19,278,497
Securities available-for-sale	80,839,795	—	—	80,839,795
Nonmarketable equity securities	1,214,900	61,500	—	1,276,400
Total securities	82,054,695	61,500	—	82,116,195
Mortgage loans held for sale	—	—	—	—
Loans receivable	331,088,969	—	—	331,088,969
Less allowance for loan losses	6,026,110	—	—	6,026,110
Loans, net	325,062,859	—	—	325,062,859
Premises, furniture and equipment, net	21,061,882	—	—	21,061,882
Accrued interest receivable	1,501,210	169	—	1,501,379
Bank owned life insurance	15,855,148	—	—	15,855,148
Other real estate owned	18,692,607	—	—	18,692,607
Investment in banking subsidiary	—	23,487,101	(23,487,101)	—
Other assets	2,759,204	436,499	—	3,195,703
Total assets	$485,443,625	$24,807,746	$(23,487,101)	$486,764,270

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$21,388,282	$—	$—	$21,388,282
Interest-bearing transaction accounts	44,740,415	—	—	44,740,415
Savings and money market accounts	92,459,062	—	—	92,459,062
Time deposits $100,000 and over	172,496,459	—	—	172,496,459
Other time deposits	105,839,263	—	—	105,839,263
Total deposits	436,923,481	—	—	436,923,481

Securities sold under agreements to repurchase	10,000,000	—	—	10,000,000
Advances from Federal Home Loan Bank	13,000,000	—	—	13,000,000
Junior subordinated debentures	—	14,434,000	—	14,434,000
ESOP borrowings	—	600,000	—	600,000
Accrued interest payable	418,935	2,273,083	—	2,692,018
Other liabilities	1,614,108	2,532,213	—	4,146,321
Total liabilities	461,956,524	19,839,296	—	481,795,820

Shareholders’ equity:
Preferred stock	—	14,448,000	—	14,448,000
Common stock	28,395,590	42,772	(28,395,590)	42,772
Common stock-warrants	—	1,112,248	—	1,112,248
Unearned ESOP shares	—	(1,183,898)	—	(1,183,898)
Capital surplus	34,962,881	42,708,140	(34,962,881)	42,708,140
Retained deficit	(36,563,755)	(48,851,197)	36,563,755	(48,851,197)
Accumulated other comprehensive loss	(3,307,615)	(3,307,615)	3,307,615	(3,307,615)
Total shareholders’ equity	23,487,101	4,968,450	(23,487,101)	4,968,450
Total liabilities and shareholders’ equity	$485,443,625	$24,807,746	$(23,487,101)	$486,764,270

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
For the year ended December 31, 2013

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Interest income:
Loans, including fees	$16,863,218	$—	$—	$16,863,218
Securities available-for-sale, taxable	1,312,051	—	—	1,312,051
Interest bearing deposits	41,139	5,833	—	46,972
Other interest income	43,067	—	—	43,067
Total interest income	18,259,475	5,833	—	18,265,308
Interest expense:
Time deposits $100,000 and over	2,301,459	—	—	2,301,459
Other deposits	1,929,833	—	—	1,929,833
Other borrowings	888,312	643,050	—	1,531,362
Total interest expense	5,119,604	643,050	—	5,762,654
Net interest income	13,139,871	(637,217)	—	12,502,654
Provision for loan losses	435,000	—	—	435,000
Net interest income after provision for loan losses	12,704,871	(637,217)	—	12,067,654

Noninterest income:
Service charges on deposit accounts	38,284	—	—	38,284
Residential mortgage origination income	167,608	—	—	167,608
Loss on sale of securities available-for-sale	(128,177)	—	—	(128,177)
Other service fees and commissions	482,259	—	—	482,259
Increase in cash surrender value of BOLI	434,199	—	—	434,199
Loss on extinguishment of debt	(43,725)	—	—	(43,725)
Other	8,892	—	—	8,892
Total noninterest income	959,340	—	—	959,340
Noninterest expense:
Salaries and employee benefits	5,864,448	13,007	—	5,877,455
Net occupancy	1,601,085	—	—	1,601,085
Furniture and equipment	882,356	—	—	882,356
Other real estate owned expense	863,275	—	—	863,275
Other operating	4,904,327	(82,685)	—	4,821,642
Total noninterest expense	14,115,491	(69,678)	—	14,045,813
Loss before income taxes and equity in undistributed losses of banking subsidiary	(451,280)	(567,539)	—	(1,018,819)
Income tax expense	—	—	—	—
Equity in undistributed losses of banking subsidiary	—	(451,280)	451,280	—
Net loss	$(451,280)	$(1,018,819)	$451,280	$(1,018,819)

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the year ended December 31, 2013

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(451,280)	$(1,018,819)	$451,280	$(1,018,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	435,000	—	—	435,000
Depreciation and amortization of premises, furniture and equipment	1,073,248	—	—	1,073,248
Discount accretion and premium amortization, net	974,502	—	—	974,502
Proceeds from sale of residential mortgages held-for-sale	14,112,178	—	—	14,112,178
Disbursements for residential mortgages held-for-sale	(13,727,178)	—	—	(13,727,178)
Decrease in accrued interest receivable	241,744	106	—	241,850
(Decrease) Increase in accrued interest payable	(213,352)	603,083	—	389,731
Increase in cash surrender value of life insurance	(434,199)	—	—	(434,199)
Loss on extinguishment of debt	43,725	—	—	43,725
(Gain) from sale of real estate and other assets	(116,716)	—	—	(116,716)
Loss from sale of securities available-for-sale	128,177	—	—	128,177
Decrease in carrying value of other real estate	522,611	—	—	522,611
Equity in undistributed loss of subsidiary	—	451,280	(451,280)
(Increase) in other assets	67,917	—	—	67,917
(Decrease) Increase in other liabilities	(355,865)	(83,685)	—	(439,550)
Net cash provided (used) by operating activities	2,300,512	(48,035)	—	2,252,477
Cash flows from investing activities:
Purchases of securities available-for-sale	(48,311,652)	—	—	(48,311,652)
Proceeds from sales of securities available-for-sale	10,212,122	—	—	10,212,122
Proceeds from calls, maturities, and paydowns of securities available-for-sale	34,879,271	(6,248)	—	34,873,023
Net decrease in loans receivable	2,967,050	—	—	2,967,050
Proceeds from sale of other real estate owned	8,084,518	—	—	8,084,518
Purchase of premises, furniture and equipment, net	(605,468)	—	—	(605,468)
Investment in subsidiary	688,284	(688,284)	—	—
Net cash provided by investing activities	7,914,125	(694,532)	—	7,219,593
Cash flows from financing activities:
Net (decrease) in demand deposits, interest-bearing	(13,700,798)	—	835,500	(12,865,298)
Net decrease in certificates of deposit and other time deposits	(1,105,250)	—	—	(1,105,250)
Repayment of FHLB advances	(21,000,000)	—	—	(21,000,000)
Repayment of ESOP borrowings	—	(625,000)	—	(625,000)
Decrease in unearned ESOP shares	—	13,007	—	13,007
Net cash used by financing activities	(35,806,048)	(611,993)	835,500	(35,582,541)
Net (decrease) in cash and cash equivalents	(25,591,411)	(1,354,560)	835,500	(26,110,471)
Cash and cash equivalents, beginning of year	44,047,431	2,177,037	(835,500)	45,388,968
Cash and cash equivalents, end of year	$18,456,020	$822,477	$—	$19,278,497

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheet

December 31, 2012	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,977,621	$835,500	$(835,500)	$1,977,621
Interest bearing balances	42,069,809	1,341,538	—	43,411,347
Total cash and cash equivalents	44,047,430	2,177,038	(835,500)	45,388,968
Securities available-for-sale	82,929,671	—	—	82,929,671
Nonmarketable equity securities	2,328,500	55,250	—	2,383,750
Total securities	85,258,171	55,250	—	85,313,421
Mortgage loans held for sale	385,000	—	—	385,000
Loans receivable	339,727,732	—	—	339,727,732
Less allowance for loan losses	6,726,550	—	—	6,726,550
Loans, net	333,001,182	—	—	333,001,182
Premises, furniture and equipment, net	21,529,662	—	—	21,529,662
Accrued interest receivable	1,742,954	275	—	1,743,229
Bank owned life insurance	15,420,949	—	—	15,420,949
Other real estate owned	22,646,747	—	—	22,646,747
Investment in banking subsidiary	—	26,549,151	(26,549,151)	—
Other assets	805,121	436,499	—	1,241,620
Total assets	$524,837,216	$29,218,213	$(27,384,651)	$526,670,778

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$19,029,739	$—	$(835,500)	$18,194,239
Interest-bearing transaction accounts	50,524,144	—	—	50,524,144
Savings and money market accounts	102,734,674	—	—	102,734,674
Time deposits $100,000 and over	169,385,202	—	—	169,385,202
Other time deposits	110,055,770	—	—	110,055,770
Total deposits	451,729,529	—	(835,500)	450,894,029

Securities sold under agreements to repurchase	10,000,000	—	—	10,000,000
Advances from Federal Home Loan Bank	34,000,000	—	—	34,000,000
Junior subordinated debentures	—	14,434,000	—	14,434,000
ESOP borrowings	—	1,225,000	—	1,225,000
Accrued interest payable	632,288	1,669,999	—	2,302,287
Other liabilities	1,926,248	1,709,085	—	3,635,333
Total liabilities	498,288,065	19,038,084	(835,500)	516,490,649

Shareholders’ equity:
Preferred stock	—	14,195,052	—	14,195,052
Common stock	28,395,590	42,772	(28,395,590)	42,772
Common stock-warrants	—	1,112,248	—	1,112,248
Unearned ESOP shares	—	(1,562,049)	—	(1,562,049)
Capital surplus	34,274,597	43,073,284	(34,274,597)	43,073,284
Retained deficit	(36,112,475)	(46,672,617)	36,112,475	(46,672,617)
Accumulated other comprehensive loss	(8,561)	(8,561)	8,561	(8,561)
Total shareholders’ equity	26,549,151	10,180,129	(26,549,151)	10,180,129
Total liabilities and shareholders’ equity	$524,837,216	$29,218,213	$(27,384,651)	$526,670,778

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
For the year ended December 31, 2012

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Interest income:
Loans, including fees	$18,448,600	$—	$—	$18,448,600
Securities available-for-sale, taxable	1,934,339	—	—	1,934,339
Interest bearing deposits	77,528	7,124	—	84,652
Other interest income	36,109	—	—	36,109
Total interest income	20,496,576	7,124	—	20,503,700
Interest expense:
Time deposits $100,000 and over	2,603,658	—	—	2,603,658
Other deposits	2,607,416	—	—	2,607,416
Other borrowings	1,348,689	807,343	—	2,156,032
Total interest expense	6,559,763	807,343	—	7,367,106
Net interest income	13,936,813	(800,219)	—	13,136,594
Provision for loan losses	3,028,068	—	—	3,028,068
Net interest income after provision for loan losses	10,908,745	(800,219)	—	10,108,526

Noninterest income:
Service charges on deposit accounts	50,247	—	—	50,247
Residential mortgage origination income	227,415	—	—	227,415
Gain on sale of securities available-for-sale	702,302	—	—	702,302
Other service fees and commissions	449,989	—	—	449,989
Increase in cash surrender value of BOLI	473,620	—	—	473,620
Other	9,166	—	—	9,166
Total noninterest income	1,912,739	—	—	1,912,739
Noninterest expense:
Salaries and employee benefits	5,548,430	3,502	—	5,551,932
Net occupancy	1,583,460	—	—	1,583,460
Furniture and equipment	830,743	—	—	830,743
Other real estate owned expense	2,402,377	—	—	2,402,377
Other operating	4,745,190	60,869	—	4,806,059
Total noninterest expense	15,110,200	64,371	—	15,174,571
Loss before income taxes and equity in undistributed losses of banking subsidiary	(2,288,716)	(864,590)	—	(3,153,306)
Income tax expense	—	—	—	—
Equity in undistributed losses of banking subsidiary	—	(2,288,716)	2,288,716	—
Net loss	$(2,288,716)	$(3,153,306)	$2,288,716	$(3,153,306)

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the year ended December 31, 2012

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(2,288,716)	$(3,153,306)	$2,288,716	$(3,153,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	3,028,068	—	—	3,028,068
Depreciation and amortization of premises, furniture and equipment	1,046,166	—	—	1,046,166
Discount accretion and premium amortization, net	653,341	—	—	653,341
Proceeds from sale of residential mortgages held-for-sale	12,035,910	—	—	12,035,910
Disbursements for residential mortgages held-for-sale	(12,004,061)	—	—	(12,004,061)
Decrease in accrued interest receivable	107,121	137	—	107,258
(Decrease) Increase in accrued interest payable	(481,224)	745,649	—	264,425
Increase in cash surrender value of life insurance	(473,620)	—	—	(473,620)
Loss from sale of real estate and other assets	396,851	—	—	396,851
(Gain) from sale of securities available-for-sale	(702,302)	—	—	(702,302)
Decrease in carrying value of other real estate	1,104,800	—	—	1,104,800
Decrease in prepaid FDIC assessment	776,386	—	—	776,386
Equity in undistributed loss of subsidiary	—	2,288,716	(2,288,716)	—
(Increase) in other assets	(693,391)	(2,500)	—	(695,891)
(Decrease) Increase in other liabilities	210,368	56,369	—	266,737
Net cash provided (used) by operating activities	2,715,697	(64,935)	—	2,650,762
Cash flows from investing activities:
Purchases of securities available-for-sale	(140,759,258)	—	—	(140,759,258)
Proceeds from sales of securities available-for-sale	86,988,791	—	—	86,988,791
Proceeds from calls and maturities of securities available-for-sale	29,379,803	—	—	29,379,803
Net decrease in loans receivable	17,499,690	—	—	17,499,690
Proceeds from sale of other real estate owned	10,573,965	—	—	10,573,965
Purchase of premises, furniture and equipment, net	(289,933)	—	—	(289,933)
Net cash provided by investing activities	3,393,058	—	—	3,393,058
Cash flows from financing activities:
Net increase in demand deposits, interest-bearingtransaction accounts and savings accounts	24,125,072	—	268,693	24,393,765
Net decrease in certificates of deposit and other time deposits	(19,014,195)	—	—	(19,014,195)
Repayments on securities sold under agreements to repurchase	(10,000,000)	—	—	(10,000,000)
Repayment of ESOP borrowings	—	(200,000)	—	(200,000)
Decrease in unearned ESOP shares	—	3,502	—	3,502
Net cash used by financing activities	(4,889,123)	(196,498)	268,693	(4,816,928)
Net increase (decrease) in cash and cash equivalents	1,219,632	(261,433)	268,693	1,226,892
Cash and cash equivalents, beginning of year	42,827,799	2,438,470	(1,104,193)	44,162,076
Cash and cash equivalents, end of year	$44,047,431	$2,177,037	$(835,500)	$45,388,968

NOTE 27 – TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (TDR’s) amounted to $19,081,135 at December 31, 2013.   The accruing TDR’s were $13,011,884 and the non-accruing TDR’s were $6,069,251 at December 31, 2013.  The TDR’s amounted to $34,929,918 at December 31, 2012.   The accruing TDR’s were $30,206,627 and the non-accruing TDR’s were $4,723,291 at December 31, 2012.

The following chart represents the troubled debt restructurings incurred during the years ended December 31, 2013 and 2012:

		For the year ended December 31, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstandning Recorded Investment
Residential Real Estate	2	$395,653	$395,653
Commercial Real Estate	4	3,651,559	3,651,559
Commercial	1	838,328	838,328
Totals	7	$4,885,540	$4,885,540

		For the year ended December 31, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstandning Recorded Investment
Residential Real Estate	9	$3,507,257	$3,465,845
Residential Real Estate Construction	7	2,907,305	2,907,305
Consumer	1	948,005	948,005
Commercial Real Estate	3	5,934,226	5,934,226
Totals	20	$13,296,793	$13,254,381

During the year ended December 31, 2013, the Bank modified 7 loans that were considered to be troubled debt restructurings.   We extended the terms and lowered the interest rate for these 7 loans.   During the year ended December 31, 2012, the Bank modified 20 loans that were considered to be troubled debt restructurings.   We extended the terms for 20 of these loans and the interest rate was lowered for 15 of these loans.

The following chart represents the troubled debt restructurings that subsequently defaulted during the years ended December 31, 2013 and 2012:

	For the year ended December 31, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate Construction	1	$66,150
Residential Real Estate	1	121,500
Commercial Real Estate	3	2,527,926
Totals	5	$2,715,576

	For the year ended December 31, 2012
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate Construction	1	$293,200
Residential Real Estate	1	792,261
Commercial Real Estate	1	2,198,386
Totals	3	$3,283,847

During the year ended December 31, 2013, five loans that had previously been restructured, were in default, none of which went into default in the fourth quarter.  During the year ended December 31, 2012, three loans that had previously been restructured, were in default, two of which went into default in the fourth quarter.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2013.  There have been no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2013.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2013.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2013.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

3.1.	Amended and Restated Articles of Incorporation of Tidelands Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on June 16, 2008).

3.2	Articles of Amendment to the Company’s Restated Articles of Incorporation establishing

3.3
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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed on March 29, 2012).

14.1	We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101
The following financial information from Tidelands Bancshares Inc.’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on March 4, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2013 and 2012, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: March 4, 2014	By:	/s/ Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2014		/s/ John D. Dalton
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

Signature	Title	Date

/s/ Michael W. Burrell	Director	March 4, 2014
Michael W. Burrell

/s/ Alan D. Clemmons	Director	March 4, 2014
Alan D. Clemmons

/s/ John W. Gandy	Director	March 4, 2014
John W. Gandy

/s/ John T. Parker, Jr.	Director	March 4, 2014
John T. Parker, Jr.

/s/ Mary V. Propes	Director	March 4, 2014
Mary V. Propes

/s/ Tanya D. Robinson	Director	March 4, 2014
Tanya D. Robinson

/s/ Larry W. Tarleton	Director	March 4, 2014
Larry W. Tarleton

/s/ Thomas H. Lyles	Director	March 4, 2014
Thomas H. Lyles

Exhibit List

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101
The following financial information from Tidelands Bancshares Inc.’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on March 4, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2013 and 2012, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2013 and 2012, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.