Form 10-Q
period 2014-03-31
TIDELANDS BANCSHARES INC
filed 2014-05-09
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated	☐	Smaller reporting company	☑
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of May 9, 2014.

INDEX

PART I	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheets – March 31, 2014 (Unaudited) and December 31, 2013 (Audited)	3

	Consolidated Statements of Operations and Comprehensive Loss – Three months ended March 31, 2014 and 2013 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Equity – Three months ended March 31, 2014 and 2013 (Unaudited)	5

	Consolidated Statements of Cash Flows – Three months ended March 31, 2014 and 2013 (Unaudited)	6

	Notes to Consolidated Financial Statements	7-30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	31-50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	50

Item 4.	Controls and Procedures	50

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 3.	Defaults Upon Senior Securities	51

Item 6.	Exhibits	51

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Item 1. Financial Statements
Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
Assets:	2014	2013
	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$3,470,222	$4,079,965
Interest bearing balances	8,363,572	15,198,532
Total cash and cash equivalents	11,833,794	19,278,497
Securities available-for-sale	79,984,527	80,839,795
Nonmarketable equity securities	1,083,400	1,276,400
Total securities	81,067,927	82,116,195
Loans receivable	329,396,767	331,088,969
Less allowance for loan losses	5,914,122	6,026,110
Loans, net	323,482,645	325,062,859
Premises, furniture and equipment, net	21,330,678	21,061,882
Accrued interest receivable	1,518,745	1,501,379
Bank owned life insurance	15,960,206	15,855,148
Other real estate owned	18,788,596	18,692,607
Other assets	2,662,658	3,195,703
Total assets	$476,645,249	$486,764,270

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$23,927,191	$21,388,282
Interest-bearing transaction accounts	40,339,450	44,740,415
Savings and money market accounts	93,365,014	92,459,062
Time deposits $100,000 and over	167,297,396	172,496,459
Other time deposits	102,185,332	105,839,263
Total deposits	427,114,383	436,923,481

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	13,000,000	13,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	—	600,000
Accrued interest payable	2,845,938	2,692,018
Other liabilities	3,923,083	4,146,321
Total liabilities	471,317,404	481,795,820

Commitments and contingencies-Note 5,14, and 19

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding	14,448,000	14,448,000
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176
shares issued and outstanding	42,772	42,772
Common stock-warrant, 571,821 shares outstanding	1,112,248	1,112,248
Unearned ESOP shares	—	(1,183,898)
Capital surplus	41,550,104	42,708,140
Retained deficit	(49,195,393)	(48,851,197)
Accumulated other comprehensive loss	(2,629,886)	(3,307,615)
Total shareholders’ equity	5,327,845	4,968,450
Total liabilities and shareholders’ equity	$476,645,249	$486,764,270

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2014 and 2013
(Unaudited)

Interest income:	2014	2013
Loans, including fees	$3,947,199	$4,089,183
Securities available-for-sale, taxable	440,563	180,158
Interest bearing deposits	6,385	20,413
Other interest income	11,453	13,579
Total interest income	4,405,600	4,303,333
Interest expense:
Time deposits $100,000 and over	554,573	584,206
Other deposits	402,225	570,276
Other borrowings	316,322	435,187
Total interest expense	1,273,120	1,589,669
Net interest income	3,132,480	2,713,664
Provision for loan losses	41,000	185,000
Net interest income after provision for loan losses	3,091,480	2,528,664
Noninterest income:
Service charges on deposit accounts	9,922	10,171
Residential mortgage origination income	35,018	36,025
Gain on sale of securities available-for-sale	—	6,900
Other service fees and commissions	107,875	112,020
Increase in cash surrender value of BOLI	105,058	107,617
Loss on extinguishment of debt	—	(43,725)
Other	1,992	1,996
Total noninterest income	259,865	231,004

Noninterest expense:
Salaries and employee benefits	1,500,120	1,459,915
Net occupancy	368,496	412,267
Furniture and equipment	242,543	209,757
Other real estate owned expense, net	202,212	165,594
Other operating	1,169,917	1,053,353
Total noninterest expense	3,483,288	3,300,886
Loss before income taxes	(131,943)	(541,218)
Income tax expense	—	—
Net loss	$(131,943)	$(541,218)
Accretion of preferred stock to redemption value	—	63,238
Preferred dividends accrued	212,253	180,600
Net loss available to common shareholders	$(344,196)	$(785,056)
Comprehensive Loss:
Net loss	$(131,943)	$(541,218)
Unrealized gain (loss) on securities available for sale	1,093,110	(724,189)
Reclassification adjustment for realized gain on securities	—	(6,900)
Tax effect	(415,381)	277,814
Comprehensive income (loss)	$545,786	$(994,493)

Basic loss per common share	$(.08)	$(.19)
Diluted loss per common share	$(.08)	$(.19)
Weighted average common shares outstanding
Basic	4,187,652	4,102,414
Diluted	4,187,652	4,102,414

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2014 and 2013
(Unaudited)

	Preferred Stock			Common Stock
	Shares	Amount	Common Stock Warrants	Shares	Amount	Unearned ESOP Shares	Capital Surplus	Retained Earnings (deficit)	Accumulated other Comprehensive income (loss)	Total
Balance, December 31, 2012	14,448	$14,195,052	$1,112,248	4,277,176	$42,772	$(1,562,049)	$43,073,284	$(46,672,617)	$(8,561)	$10,180,129
Repayment of ESOP borrowings							(97,394)			(97,394)
Preferred stock, dividend accrued								(180,600)		(180,600)
Accretion of discount on preferred stock		63,238						(63,238)		—
Allocation of unearned ESOP shares						100,648				100,648
Net loss								(541,218)		(541,218)
Other comprehensive loss									(453,275)	(453,275)

Balance, March 31, 2013	14,448	$14,258,290	$1,112,248	4,277,176	$42,772	$(1,461,401)	$42,975,890	$(47,457,673)	$(461,836)	$9,008,290

Balance, December 31, 2013	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$(1,183,898)	$42,708,140	$(48,851,197)	$(3,307,615)	$4,968,450
Repayment of ESOP borrowings							(1,158,036)			(1,158,036)
Preferred stock, dividend accrued								(212,253)		(212,253)
Allocation of unearned ESOP shares						1,183,898				1,183,898
Net loss								(131,943)		(131,943)
Other comprehensive income									677,729	677,729

Balance, March 31, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(49,195,393)	$(2,629,886)	$5,327,845

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the three months ended March 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(131,943)	$(541,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	41,000	185,000
Depreciation and amortization of premises, furniture and equipment	275,944	264,888
Discount accretion and premium amortization, net	86,253	425,090
Net decrease in residential mortgages held-for-sale	—	385,000
(Increase) Decrease in accrued interest receivable	(17,366)	197,172
Increase in accrued interest payable	153,920	228,775
Increase in cash surrender value of life insurance	(105,058)	(107,617)
Loss on extinguishment of debt	—	43,725
(Gain) Loss from sale of real estate and other assets	(28,834)	64,165
(Gain) from sale of securities available-for-sale	—	(6,900)
Decrease in carrying value of other real estate	57,600	5,673
Decrease in other assets	117,662	77,390
Increase in other liabilities	(435,490)	(663,250)
Net cash provided by operating activities	13,688	557,893
Cash flows from investing activities:
Purchases of securities available-for-sale	—	(35,748,245)
Proceeds from calls, maturities, and paydowns of securities available-for-sale	2,055,125	23,901,532
Net decrease (increase) in loans receivable	672,800	(1,319,244)
Proceeds from sale of other real estate owned	741,660	1,089,491
Purchase of premises, furniture and equipment, net	(544,740)	(139,739)
Net cash provided (used) by investing activities	2,924,845	(12,216,205)
Cash flows from financing activities:
Net (decrease) increase in demand deposits, interest-bearing transaction accounts and savings accounts	(956,104)	11,046,076
Net decrease in certificates of deposit and other time deposits	(8,852,994)	(6,320,792)
Repayment of FHLB advances	—	(17,000,000)
Repayment of ESOP borrowings	(600,000)	(50,000)
Decrease in unearned ESOP shares	25,862	3,254
Net cash used by financing activities	(10,383,236)	(12,321,462)
Net (decrease) in cash and cash equivalents	(7,444,703)	(23,979,774)
Cash and cash equivalents, beginning of period	19,278,497	45,388,968
Cash and cash equivalents, end of period	$11,833,794	$21,409,194

Supplemental cash flow information:
Income taxes paid	$—	$—
Interest paid on deposits and borrowed funds	$1,119,200	$1,360,894
Transfer of loans to foreclosed assets	$866,415	$986,946
Preferred stock-dividends accrued	$212,253	$180,600

See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of March 31, 2014 and for the interim periods ended March 31, 2014 and 2013, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The financial information as of December 31, 2013 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2013 Annual Report on Form 10-K.

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

Bank Owned Life Insurance - Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies.  The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank’s benefit expenses including pre- and post-retirement employee benefits.  Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes.  The CSV of the policies are recorded as assets of the Bank.  Any amounts owed to employees from policy benefits are recorded as liabilities of the Bank.  The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter.  The Bank is currently not in compliance with company policy that BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on January 1, 2012, and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments.  In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments became effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012.  These amendments did not have a material effect on the Company’s financial statements.

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

Reclassifications - Certain captions and amounts in the 2013 financial statements were reclassified to conform to the 2014 presentation. These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$3,470,222	$3,470,222	$3,470,222	$—	$—
Interest bearing balances	8,363,572	8,363,572	8,363,572	—	—
Securities available-for-sale	79,984,527	79,984,527	—	79,984,527	—
Nonmarketable equity securities	1,083,400	1,083,400	—	—	1,083,400
Loans receivable	329,396,767	327,859,000	—	304,101,838	23,757,162

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$157,631,655	$157,631,655	$—	$157,631,655	$—
Certificates of deposit and other time deposits	269,482,728	268,199,000	—	268,199,000	—
Securities sold under agreements to repurchase	10,000,000	11,011,000	—	11,011,000	—
Advances from Federal Home Loan Bank	13,000,000	13,268,000	—	13,268,000	—
Junior subordinated debentures	14,434,000	14,431,848	—	—	14,431,848
ESOP borrowings	—	—	—	—	—

	December 31, 2013

	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$4,079,965	$4,079,965	$4,079,965	$—	$—
Interest bearing balances	15,198,532	15,198,532	15,198,532	—	—
Securities available-for-sale	80,839,795	80,839,795	—	80,839,795	—
Nonmarketable equity securities	1,276,400	1,276,400	—	—	1,276,400
Loans receivable	331,088,969	330,988,000	—	302,859,388	28,128,612

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$158,587,759	$158,587,759	$—	$158,587,759	$—
Certificates of deposit and other time deposits	278,335,722	276,981,000	—	276,981,000	—
Securities sold under agreements to repurchase	10,000,000	11,105,000	—	11,105,000	—
Advances from Federal Home Loan Bank	13,000,000	13,283,000	—	13,283,000	—
Junior subordinated debentures	14,434,000	14,431,516	—	—	14,431,516
ESOP borrowings	600,000	600,000	—	600,000	—

	March 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$15,290,884	$—	$13,747,105	$—
Letters of credit	274,826	—	377,923	—

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

Assets measured at fair value on a recurring basis are as follows as of March 31, 2014 and December 31, 2013:

March 31, 2014	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government sponsored enterprises	$—	$6,441,877	$—
Mortgage-backed securities	—	62,336,544	—
SBA loan pools	—	11,206,106	—
Total available-for-sale investment securities	$—	$79,984,527	$—
December 31, 2013
Government sponsored enterprises	$—	$6,321,349	$—
Mortgage-backed securities	—	63,243,219	—
SBA loan pools	—	11,275,227	—
Total available-for-sale investment securities	$—	$80,839,795	$—

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2014 and December 31, 2013:

March 31, 2014	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$23,757,162
Other real estate owned	—	—	18,788,596
Total	$—	$—	$42,545,758
December 31, 2013
Impaired loans	$—	$—	$28,128,612
Other real estate owned	—	—	18,692,607
Total	$—	$—	$46,821,219

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

March 31, 2014	Fair Value	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$ 18,788,596	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs
Impaired loans	$ 23,757,162	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances on hand in order to meet reserve requirements determined by the Federal Reserve.  At March 31, 2014, the Bank had $486,000 on hand with the Federal Reserve Bank to meet this requirement. At March 31, 2014, the Bank had $1.2 million in actual currency and cash on hand, $2.3 million in due from non-interest bearing balances and $8.4 million in due from interest bearing balances.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized
March 31, 2014	Amortized Cost	Gains	Losses	Estimated Fair Value
Government-sponsored enterprises	$6,938,815	$—	$496,938	$6,441,877
Agency mort.-backed sec	65,293,954	5,013	2,962,423	62,336,544
SBA loan pools	11,993,510	—	787,404	11,206,106
Total	$84,226,279	$5,013	$4,246,765	$79,984,527

December 31, 2013
Government-sponsored enterprises	$6,939,019	$—	$617,670	$6,321,349
Agency mort.-backed sec	67,142,922	12,791	3,912,494	63,243,219
SBA loan pools	12,092,717	—	817,490	11,275,227
Total	$86,174,658	$12,791	$5,347,654	$80,839,795

The amortized cost and estimated fair values of investment securities at March 31, 2014, by contractual maturity dates, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,994,977	1,926,067
Due after ten years	16,937,348	15,721,916
Subtotal	18,932,325	17,647,983
Agency mort.-backed sec	65,293,954	62,336,544
Total Securities	$84,226,279	$79,984,527

At March 31, 2014 and December 31, 2013, investment securities with market values of $20,186,764 and $13,835,140 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $0 and $10,212,122 for the periods ended March 31, 2014 and December 31, 2013, respectively.  There were no realized gains or losses on the sale of investment securities for the period ended March 31, 2014.  The gross realized gain on the sale of investment securities totaled $12,833 with gross realized losses of $141,010 resulting in a net realized loss of $128,177 for the year ended December 31, 2013. Gross proceeds from the sale of investment securities totaled $15,975,000 for the three months ended March 31, 2013. The gross realized gain on the sale of investment securities totaled $6,900 with no gross realized losses resulting in a net realized gain of $6,900 for the three months ended March 31, 2013. The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	Less than Twelve months		Twelve months or more		Total
March 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$6,441,877	$496,938	$—	$—	$6,441,877	$496,938
Agency mort.-backed sec	35,932,707	1,572,379	24,845,005	1,390,044	60,777,712	2,962,423
SBA loan pools	11,206,106	787,404	—	—	11,206,106	787,404
	$53,580,690	$2,856,721	$24,845,005	$1,390,044	$78,425,695	$4,246,765

	Less than Twelve months		Twelve months or more		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$6,321,349	$617,670	$—	$—	$6,321,349	$617,670
Agency mort.-backed sec	46,893,696	2,674,113	14,334,739	1,238,381	61,228,435	3,912,494
SBA loan pools	11,275,227	817,490	—	—	11,275,227	817,490
	$64,490,272	$4,109,273	$14,334,739	$1,238,381	$78,825,011	$5,347,654

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were twenty securities in a continuous loss position for 12 months or more at March 31, 2014 and there were seven securities in a continuous loss position for 12 months or more at December 31, 2013. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the cost of stock in community bank holding companies of $61,500 as of March 31, 2014 and December 31, 2013, and the Federal Home Loan Bank stock which has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At March 31, 2014 and December 31, 2013, the Company’s investment in Federal Home Loan Bank stock was $1,021,900 and $1,214,900, respectively.

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

NOTE 6 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended March 31, 2014 and December 31, 2013:

	2014	2013
Real estate - construction	$50,968,067	$51,289,157
Real estate - mortgage	252,432,726	255,090,976
Commercial and industrial	22,918,394	22,473,251
Consumer and other	3,158,679	2,325,192
Total loans receivable, gross	329,477,866	331,178,576
Deferred origination fees	(81,099)	(89,607)
Total loans receivable, net of deferred origination fees	329,396,767	331,088,969
Less allowance for loan losses	5,914,122	6,026,110
Total loans receivable, net of allowance for loan loss	$323,482,645	$325,062,859

The composition of gross loans by rate type is as follows for the periods ended March 31, 2014 and December 31, 2013:

	2014	2013
Variable rate loans	$109,721,956	$108,024,510
Fixed rate loans	219,674,811	223,064,459
Total gross loans	$329,396,767	$331,088,969

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2014 and December 31, 2013:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2014	2013	2014	2013	2014	2013
Grade:
Pass	$21,315,114	$20,817,719	$128,113,171	$124,471,948	$17,248,381	$16,926,173
Special Mention	7,427	74,417	8,287,152	10,642,183	—	—
Substandard	1,595,853	1,581,115	10,310,835	11,224,182	1,249,456	1,249,456
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$22,918,394	$22,473,251	$146,711,158	$146,338,313	$18,497,837	$18,175,629

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2014	2013	2014	2013	2014	2013
Grade:
Pass	$91,966,672	$94,604,237	$25,286,758	$25,439,513	$3,106,200	2,266,967
Special Mention	4,024,790	4,272,201	3,576,510	3,576,510	37,657	39,432
Substandard	9,730,106	9,876,225	3,606,962	4,097,505	14,822	18,793
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$105,721,568	$108,752,663	$32,470,230	$33,113,528	$3,158,679	$2,325,192

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at March 31, 2014 and December 31, 2013:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
March 31, 2014
Accruing Loans Paid Current	$21,210,861	$142,785,764	$15,838,158	$99,966,289	$29,054,319	$3,044,544	$311,899,935
Accruing Loans Past Due:
30-59 Days	256,582	134,276	1,410,223	1,676,284	42,052	10,462	3,529,879
60-89 Days	148,842	—	—	—	—	98,673	247,515
Total Loans Past Due	405,424	134,276	1,410,223	1,676,284	42,052	109,135	3,777,394
Loans Receivable on Nonaccrual Status	$1,302,109	$3,791,118	$1,249,456	$4,078,995	$3,373,859	$5,000	$13,800,537
Total Loans Receivable	$22,918,394	$146,711,158	$18,497,837	$105,721,568	$32,470,230	$3,158,679	$329,477,866

December 31, 2013
Accruing Loans Paid Current	$20,820,951	$141,393,759	$15,503,293	$103,437,464	$29,364,028	$2,300,632	$312,820,127
Accruing Loans Past Due:
30-59 Days	166,125	351,423	1,422,880	1,332,087	—	24,560	3,297,075
60-89 Days	183,004	451,628	—	383,964	—	—	1,018,596
Total Loans Past Due	349,129	803,051	1,422,880	1,716,051	—	24,560	4,315,671
Loans Receivable on Nonaccrual Status	$1,303,171	$4,141,503	$1,249,456	$3,599,148	$3,749,500	$—	$14,042,778
Total Loans Receivable	$22,473,251	$146,338,313	$18,175,629	$108,752,663	$33,113,528	$2,325,192	$331,178,576

The following is a summary of information pertaining to impaired and nonaccrual loans at March 31, 2014 and December 31, 2013:

	2014	2013
Impaired loans without a valuation allowance	$16,304,992	$21,957,602
Impaired loans with a valuation allowance	9,953,536	8,407,274
Total impaired loans	$26,258,528	$30,364,876
Valuation allowance related to impaired loans	$2,501,366	$2,236,264
Average of impaired loans during the period	$29,960,091	$33,958,187
Total nonaccrual loans	$13,800,537	$14,042,778
Total Loans past due 90 days and still accruing	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$14,922,991	$19,081,135

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at March 31, 2014 and December 31, 2013:

March 31, 2014	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$845,670	$7,297,808	$1,249,456	$5,056,694	$1,855,364	$—	$16,304,992
Unpaid Principal Balance	845,670	8,269,985	1,249,456	5,572,241	2,098,545	41,012	18,076,909
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$456,438	$3,851,757	$—	$2,949,344	$2,690,997	$5,000	$9,953,536
Unpaid Principal Balance	688,278	4,122,342	—	4,209,924	2,867,769	5,000	11,893,313
Related Allowance	228,938	487,971	—	1,049,904	729,553	5,000	2,501,366
Total:
Recorded Investment	$1,302,108	$11,149,565	$1,249,456	$8,006,038	$4,546,361	$5,000	$26,258,528
Unpaid Principal Balance	1,533,948	12,392,327	1,249,456	9,782,165	4,966,314	46,012	29,970,222
Related Allowance	228,938	487,971	—	1,049,904	729,553	5,000	2,501,366

December 31, 2013	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$1,303,171	$12,351,648	$1,249,456	$4,486,763	$2,566,564	$—	$21,957,602
Unpaid Principal Balance	1,518,169	13,560,805	1,249,456	4,966,022	2,809,746	41,012	24,145,210
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$2,373,553	$—	$3,239,731	$2,793,990	$—	$8,407,274
Unpaid Principal Balance	—	2,407,159	—	4,500,311	2,883,899	—	9,791,369
Related Allowance	—	424,744	—	1,008,967	802,553	—	2,236,264
Total:
Recorded Investment	$1,303,171	$14,725,201	$1,249,456	$7,726,494	$5,360,554	$—	$30,364,876
Unpaid Principal Balance	1,518,169	15,967,964	1,249,456	9,466,333	5,693,645	41,012	33,936,579
Related Allowance	—	424,744	—	1,008,967	802,553	—	2,236,264

The following is an analysis of our impaired loan portfolio detailing average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013, respectively.

For the Three Months Ended	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
March 31, 2014 With no related allowance recorded:
Average Recorded Investment	$845,670	$9,606,659	$1,249,456	$5,502,857	$2,098,545	$41,012	$19,344,199
Interest Income Recognized	—	101,445	—	22,353	—	—	123,798
With an allowance recorded:
Average Recorded Investment	$671,438	$4,122,341	$—	$2,949,344	$2,867,769	$5,000	$10,615,892
Interest Income Recognized	14	16,330	—	24,456	14,456	73	55,329

March 31, 2013 With no related allowance recorded:
Average Recorded Investment	$1,629,685	$28,400,495	$2,816,136	$10,591,794	$10,157,386	$—	$53,595,496
Interest Income Recognized	—	241,788	—	23,843	13,104	4,485	283,220
With an allowance recorded:
Average Recorded Investment	$—	$3,582,928	$1,546,182	$2,947,171	$1,720,705	$—	$9,796,986
Interest Income Recognized	—	8,390	15,250	39,747	7,238	—	70,625

The following is a summary of information pertaining to our allowance for loan losses at March 31, 2014 and December 31, 2013:

March 31, 2014	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Charge-offs	(21,458)	(55,394)	—	(36,289)	(86,863)	—	—	(200,004)
Recoveries	4,389	—	—	34,664	7,182	781	—	47,016
Provision	139,297	401,636	1,354	(251,646)	(122,307)	(6,431)	(120,903)	41,000
Ending Balance	$492,771	$1,346,366	$72,444	$1,737,545	$970,168	$24,888	$1,269,940	$5,914,122
Individually evaluated for impairment	228,938	487,971	—	1,049,904	729,553	5,000	—	2,501,366
Collectively evaluated for impairment	263,833	858,395	72,444	687,641	240,615	19,888	1,269,940	3,412,756
Loans Receivable:
Ending Balance	$22,918,394	$146,711,158	$18,497,837	$105,721,568	$32,470,230	$3,158,679	$—	$329,477,866
Individually evaluated for impairment	1,302,108	11,149,565	1,249,456	8,006,038	4,546,361	5,000	—	$26,258,528
Collectively evaluated for impairment	21,616,286	135,561,593	17,248,381	97,715,530	27,923,869	3,153,679	—	$303,219,338

December 31, 2013	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Charge-offs	(301,020)	(714,012)	(97,020)	(911,007)	(702,738)	(65,600)	—	(2,791,397)
Recoveries	88,815	384,262	21,054	344,313	805,396	12,117	—	1,655,957
Provision	199,252	(6,266)	91,227	191,792	(1,296,554)	(135,294)	1,390,843	435,000
Ending Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Individually evaluated for impairment	—	424,744	—	1,008,967	802,553	—	—	2,236,264
Collectively evaluated for impairment	370,543	575,380	71,090	981,849	369,603	30,538	1,390,843	3,789,846
Loans Receivable:
Ending Balance	$22,473,251	$146,338,313	$18,175,629	$108,752,663	$33,113,528	$2,325,192	$—	$331,178,576
Individually evaluated for impairment	1,303,171	14,725,201	1,249,456	7,726,494	5,360,554	—	—	$30,364,876
Collectively evaluated for impairment	21,170,080	131,613,112	16,926,173	101,026,169	27,752,974	2,325,192	—	$300,813,700

The allowance for loan losses, as a percent of loans, net of deferred fees, was 1.80% and 1.82% for periods ended March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, the Bank had 47 loans totaling $13,800,537 or 4.19% of gross loans, in nonaccrual status, of which $5,775,215 were deemed to be troubled debt restructurings.  There were 17 loans totaling $9.1 million deemed to be troubled debt restructurings not in nonaccrual status at March 31, 2014. At December 31, 2013, the Bank had 44 loans totaling $14,042,778 or 4.24% of loans, in nonaccrual status, of which $6,069,251 were deemed to be troubled debt restructurings.  There were 17 loans totaling $13.0 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2013.  There were no loans contractually past due 90 days or more and still accruing interest at March 31, 2014 or December 31, 2013.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are nonaccrual.   At March 31, 2014 and December 31, 2013, the Bank had $25,000 and $30,000, respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At March 31, 2014, loans totaling $40.3 million were pledged as collateral at the Federal Home Loan Bank, and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the three months ended March 31, 2014 and the year ended December 31, 2013 are summarized below:

	2014	2013
Balance, beginning of year	$18,692,607	$22,646,747
Additions	866,415	4,536,273
Sales	(712,826)	(7,967,802)
Write-downs	(57,600)	(522,611)
Balance, end of period	$18,788,596	$18,692,607

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the three months ended March 31, 2014 and the year ended December 31, 2013:

	2014	2013
Land and land improvements	$3,265,318	$3,265,318
Building and leasehold improvements	18,654,057	18,575,600
Furniture and equipment	5,060,227	4,868,875
Software	927,044	888,320
Construction in progress	448,253	212,046
Total	28,354,899	27,810,159
Less, accumulated depreciation	7,024,221	6,748,277
Premises, furniture and equipment, net	$21,330,678	$21,061,882

Depreciation expense for the three months ended March 31, 2014 and 2013 amounted to $275,944 and $264,888, respectively.

NOTE 9 - DEPOSITS

At March 31, 2014, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2014	$95,793,728
2015	54,785,797
2016	64,579,864
2017	50,093,564
2018	3,917,144
Thereafter	312,631
Total	$269,482,728

The Bank had no wholesale deposits for the periods ended March 31, 2014 and December 31, 2013.

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under an agreement to repurchase.  This obligation to repurchase securities sold is reflected as a liability on the consolidated balance sheet as one obligation totaling $10.0 million at March 31, 2014. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. This repurchase agreement requires quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with fair values of $12,065,073 and $12,172,378 at March 31, 2014 and December 31, 2013, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the periods ended March 31, 2014 and December 31, 2013:

	2014	2013
Amount outstanding at period end	$10,000,000	$10,000,000
Average amount outstanding during the period	10,000,000	10,000,000
Maximum outstanding at any month-end	10,000,000	10,000,000
Weighted average rate paid at period-end	4.40%	4.40%
Weighted average rate paid during the period	4.40%	4.40%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.627% at the period ended March 31, 2014.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075%, which was 5.322% at the period ended March 31, 2014.  The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2038.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.  As of March 31, 2014, the amount of accrued interest was $2,382,106.

As described in Note 16 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

NOTE 12 – ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2014, advances from the Federal Home Loan Bank (“FHLB”) were comprised of two advances totaling $13.0 million.  On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 23, 2013, the Bank borrowed $4.0 million under a 1-year advance at a fixed rate of 0.29%. All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain loans.  At March 31, 2014, loans totaling $40.3 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended March 31, 2014 and December 31, 2013:

	2014	2013
Amount outstanding at period end	$13,000,000	$13,000,000
Average amount outstanding during the period	13,000,000	18,205,479
Maximum outstanding at any month-end	13,000,000	24,000,000
Weighted average rate at period-end	2.83%	2.83%
Weighted average rate during the period	2.83%	2.44%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2014 and 2013 are summarized below:

	2014	2013
Professional fees	$355,242	$128,197
Telephone expenses	51,452	51,744
Office supplies, stationery, and printing	24,177	21,383
Insurance	105,413	102,307
Postage	2,509	2,047
Data processing	187,736	183,911
Advertising and marketing	21,989	24,838
FDIC Insurance	277,899	269,605
Other loan related expenses	41,966	155,955
Other	101,534	113,366
Total	$1,169,917	$1,053,353

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. and Tidelands Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer.  The lawsuit includes causes of action against the Bank and Company for breach of employment contract, fraud, negligent misrepresentation and conversion, all of which relate to a severance provision in Mr. Coffee’s employment agreement with the Bank.  The lawsuit also includes causes of action against certain directors and two former and one current officer of the Bank.  Mr. Coffee is seeking actual damages of approximately $930,000, as well as the value of certain benefits he was receiving as of his termination date.  The lawsuit also seeks punitive damages and attorneys’ fees.  The Bank and Company are prohibited from making any payments to Mr. Coffee without the FDIC’s approval.  The Bank sought the FDIC’s approval of a payment to Mr. Coffee, and the FDIC denied approval.  The lawsuit is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time.  The Bank has not accrued any amounts related to this litigation because a reasonably possible range of loss, if any, that may result from this matter could not be estimated.

NOTE 15 – INCOME (LOSS) PER COMMON SHARE

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

Basic and diluted loss per share is computed below for the three months ended March 31, 2014 and 2013:

	2014	2013
Basic loss per common share computation:
Net income (loss) available to common shareholders	$(344,196)	$(785,056)
Average common shares outstanding - basic	4,187,652	4,102,414
Basic net income (loss) per common share	$(.08)	$(.19)
Diluted loss per common share computation:
Net income (loss) available to common shareholders	$(344,196)	$(785,056)
Average common shares outstanding - basic	4,187,652	4,102,414
Incremental shares from assumed conversions: Stock options and warrants	—	—
Average common shares outstanding - diluted	4,187,652	4,102,414
Diluted loss per common share	$(.08)	$(.19)

For the period ended March 31, 2014 and 2013, there were no stock options outstanding.  At March 31, 2014 and 2013, there were 571,821 warrant shares outstanding that were anti-dilutive.  Warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board.  Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.  As of March 31, 2014, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at March 31, 2014 and December 31, 2013:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2014
Total capital (to risk-weighted assets)	$21,221,000	5.86%	$28,958,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	10,610,000	2.93%	14,479,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	10,610,000	2.20%	19,312,000	4.00%	N/A	N/A
December 31, 2013
Total capital (to risk-weighted assets)	$22,070,000	6.10%	$28,968,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	11,035,000	3.05%	14,484,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	11,035,000	2.25%	19,619,000	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2014 and December 31, 2013:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2014
Total capital (to risk-weighted assets)	$31,563,000	8.72%	$28,953,000	8.00%	$36,191,000	10.00%
Tier 1 capital (to risk-weighted assets)	27,022,000	7.47%	14,477,000	4.00%	21,715,000	6.00%
Tier 1 capital (to average assets)	27,022,000	5.60%	19,288,000	4.00%	24,110,000	5.00%
December 31, 2013
Total capital (to risk-weighted assets)	$31,337,000	8.66%	$28,950,000	8.00%	$36,187,000	10.00%
Tier 1 capital (to risk-weighted assets)	26,795,000	7.40%	14,475,000	4.00%	21,712,000	6.00%
Tier 1 capital (to average assets)	26,795,000	5.48%	19,566,000	4.00%	24,458,000	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $36,191,260 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $38,575,920 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of March 31, 2014, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 17 - UNUSED LINES OF CREDIT

As of March 31, 2014, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, which is secured by $7.7 million in bonds.  A line of credit is available from the FHLB with a remaining credit availability of $59.8 million and an excess lendable collateral value of approximately $13.9 million at March 31, 2014.  In addition, we maintain a $58,700 line of credit with the Federal Reserve Bank.   This line of credit is secured by approximately $420,000 in bonds as of March 31, 2014.

NOTE 18 - SHAREHOLDERS’ EQUITY

Preferred Stock - In December 2008, in connection with the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”), established as part of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company issued to the U.S. Treasury 14,448 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Preferred Stock”), having a liquidation preference of $1,000 per share.  The Preferred Stock qualifies as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum beginning with the May 15, 2014 dividend date.  We must consult with the Federal Reserve before we may redeem the Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.  The Preferred Stock has a call feature after three years.

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

The Preferred Stock and Warrants were sold to the U.S. Treasury for an aggregate purchase price of $14,448,000 in cash.  The purchase price was allocated between the Preferred Stock and the Warrants based upon the relative fair values of each to arrive at the amounts recorded by the Company.  This resulted in the Preferred Stock being issued at a discount which was amortized on a level yield basis and charged to retained earnings over the assumed life of five years.

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012.  The Treasury has appointed an observer to the Board.  As of March 31, 2014, the amount of cumulative unpaid dividends is $2,744,466.

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

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At March 31, 2014, the Bank had $25,000 reserved for off-balance sheet credit exposure related to unfunded commitments, which is included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2014.

Amount
Commitments to extend credit	$15,290,884
Standby letters of credit	274,826
Total	$15,565,710

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $25,862 and $3,255 for the periods ended March 31, 2014 and 2013.

A summary of the unallocated share activity of the Company’s ESOP is presented for the three months ended March 31, 2014 and the year ended December 31, 2013.

	2014	2013
Balance, beginning of year	56,186	108,825
New share purchases	—	—
Shares released to participants	—	(5,514)
Shares allocated to participants	—	(47,125)
Balance, end of year	56,186	56,186

The aggregate fair value of the 56,186 unallocated shares was $22,474 based on the $0.40 closing price of our common stock on March 31, 2014.  The aggregate fair value of the 56,186 unallocated shares was $21,351 based on the $0.38 closing price of our common stock on December 31, 2013.

NOTE 21 – RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $21,521 and $20,021, for the three months ended March 31, 2014 and 2013, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officers will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the three months ended March 31, 2014 and 2013.

NOTE 22 – TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (TDR’s) amounted to $14,922,991 at March 31, 2014.   The accruing TDR’s were $9,147,776 and the non-accruing TDR’s were $5,775,215 at March 31, 2014.  The troubled debt restructurings (TDR’s) amounted to $33,391,612 at March 31, 2013.   The accruing TDR’s were $26,193,250 and the non-accruing TDR’s were $7,198,362 at March 31, 2013.

The Bank did not incur any troubled debt restructurings during the three months ended March, 31, 2014.

The following chart represents the troubled debt restructurings incurred during the three months ended March 31, 2013:

	For the three months ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modication Outstanding Recorded Investment
Troubled Debt Restructurings
Residential Real Estate	2	$395,653	$395,653
Commercial Real Estate	1	174,598	174,598
Totals	3	$570,251	$570,251

During the three months ended March 31, 2014, the Bank did not modify any loans that were considered to be troubled debt restructurings. During the three months ended March 31, 2013, the Bank modified three loans that were considered to be troubled debt restructurings.   We extended the terms for these loans and the interest rate was lowered.

The Bank did not have any troubled debt restructurings that subsequently defaulted during the three months ended March 31, 2014.

The following chart represents the troubled debt restructurings that subsequently defaulted during the three months ended March 31, 2013.

	For the three months ended March 31, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate Const	1	$66,150

No loans that were determined to be troubled debt restructurings during the three months ended March 31, 2014, subsequently defaulted during the quarter.  During the three months ended March 31, 2013, one loan that had previously been restructured went into default.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2014 compared to December 31, 2013 and the results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2013 Annual Report on Form 10-K.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described  under “Risk Factors” in Item 1A of our 2013 Annual Report on Form 10-K and the following:

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

The following discussion describes our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and also analyzes our financial condition as of March 31, 2014 as compared to December 31, 2013.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2014 and our audited consolidated financial statements included in our 2013 Annual Report on Form 10-K.

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

Legislative and Regulatory Initiatives

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

●
On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act resulted in changing the financial regulatory system, some of which became effective immediately and some which become effective at various future dates.  Implementation of the Dodd-Frank Act requires many new rules by various federal regulatory agencies over the next several years.  The ultimate impact of the Dodd-Frank Act is still developing.  It could have an adverse impact on the financial services industry as a whole or on our financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that:

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

Regulatory Developments

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

The Company submitted, and the FRB approved a written plan designed to maintain sufficient capital at the Company on a consolidated basis.  Although the FRB Agreement does not contain specific target capital ratios or specific timelines, the plan must address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

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

The determination of our compliance with the regulatory requirements will be made by the FDIC and the South Carolina State Board.  Failure to comply with the requirements could result in additional regulatory pressures and, if the Bank is unable to comply, could ultimately lead to further action by the FDIC including the Bank being taken into receivership by the FDIC.

Results of Operations

Income Statement Review

Summary

Three months ended March 31, 2014 and 2013

Our net loss available to common shareholders was approximately $344,000 for the three months ended March 31, 2014, compared to a net loss available to common shareholders of $785,000 for the three months ended March 31, 2013. The pre-tax loss for the three months ended March 31, 2014 was $132,000 compared to $541,000 for the three months ended March 31, 2013. We recorded provisions for loan losses of $41,000 and $185,000 for the three months ended March 31, 2014 and 2013, respectively. For both the three months ended March 31, 2014 and 2013, there was no income tax expense or benefit.

In comparing the three months ended March 31, 2014 and 2013, the reduction in net loss from $541,000 to a net loss of $132,000 resulted primarily from a increase of $419,000 in net interest income before provision for loan losses, a increase of $29,000 in noninterest income, and a decrease of $144,000 in credit provisions.  The increase in net interest income is a result of the yield on interest earning assets increasing by 0.43% when compared to the three months ended March 31, 2013.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the three months ended March 31, 2014, our loan portfolio decreased $1.7 million from the year-end balance.   We anticipate any growth in loans will drive growth in assets and growth in net interest income.

Our loans typically provide higher interest yields than other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At March 31, 2014, loans represented 69.1% of total assets, while securities and interest bearing balances represented 18.8% of total assets.  While we focus on increasing the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as investment yields become more attractive.

At March 31, 2014, retail deposits represented $427.1 million, or 91.9% of total funding, which includes total deposits plus borrowings.  Borrowings represented $37.4 million, or 8.1% of total funding, and we had no wholesale deposits.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  We anticipate that our full service banking offices will assist us in meeting these objectives.  We believe these strategies will provide us with additional customers and a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income increased $419,000 as the result of a decrease in loan revenue of $142,000, a increase in investment portfolio revenue of $260,000, and a decrease in funding costs of $317,000 as compared to the prior period.  For the three months ended March 31, 2014, average interest-bearing liabilities exceeded average interest-earning assets by $21.8 million compared to $25.2 million for the three months ended March 31, 2013.

The impact of the Federal Reserve’s interest rate cuts has resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin increased to 3.00% for the three months ended March 31, 2014, as a result of the Banks lower rate and volume of interest bearing liabilities.  Net interest margin for the three months ended March 31, 2013 was 2.39%.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the three months ended March 31, 2014 and 2013.  Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Three Months Ended March 31, 2014 and 2013

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended March 31, 2014 and 2013, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
			(dollars in thousands)
Earning assets:
Interest bearing balances	$11,365	$18	0.64%	$35,524	$34	0.39%
Taxable investment securities	82,210	440	2.17%	85,683	180	0.85%
Loans receivable(2)	330,197	3,947	4.85%	339,639	4,089	4.88%
Total earning assets	423,772	4,405	4.22%	460,846	4,303	3.79%

Nonearning assets:
Cash and due from banks	5,014			3,132
Mortgages held for sale	135			77
Premises and equipment, net	21,151			21,511
Other assets	38,774			41,096
Allowance for loan losses	(6,039)			(6,727)
Total nonearning assets	59,035			59,089
Total assets	$482,807			$519,935

Interest-bearing liabilities:
Interest bearing transaction accounts	$42,086	22	0.22%	$52,465	77	0.59%
Savings & money market	91,485	68	0.30%	105,584	149	0.57%
Time deposits less than $100,000	103,918	312	1.22%	107,586	344	1.30%
Time deposits greater than $100,000	170,545	555	1.32%	168,383	584	1.41%
Securities sold under repurchase agreement	10,000	110	4.46%	10,000	110	4.46%
Advances from FHLB	13,000	90	2.83%	26,333	130	2.00%
Junior subordinated debentures	14,434	116	3.26%	14,434	181	5.10%
ESOP borrowings	80	—	0.00%	1,223	14	4.55%
Federal funds purchased	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	445,548	1,273	1.16%	486,008	1,589	1.33%

Noninterest-bearing liabilities:
Demand deposits	22,900			18,324
Other liabilities	6,948			6,001
Shareholders’ equity	7,411			9,602

Total liabilities and shareholders’ equity	$482,807			$519,935
Net interest income		$3,132			$2,714
Net interest spread			3.06%			2.46%
Net interest margin			3.00%			2.39%

(1) Annualized for the three month period.
(2) Includes nonaccruing loans

During the three months ended March 31, 2014, the net interest spread and net interest margin increased in comparison to the previous period in 2013.  Our net interest spread was 3.06% and 2.46% for the three months ended March 31, 2014 and 2013, respectively. This increase in net interest spread was due to average earning assets yield increasing by 0.43% and the average rate on total funding decreasing by 0.17%.  Our net interest margin for the three months ended March 31, 2014 was 3.00% compared to 2.39% for the three months ended March 31, 2013.  During the first quarter of 2014, interest-earning assets averaged $423.8 million, compared to $460.8 million in the same quarter of 2013.  During the same periods, average interest-bearing liabilities were $445.5 million and $486.0 million, respectively.

Interest income for the three months ended March 31, 2014 was $4.4 million, consisting of $3.9 million on loans, $441,000 on investments, and $6,000 on interest bearing balances.  Interest income for the three months ended March 31, 2013 was $4.3 million, consisting of $4.1 million on loans, $180,000 on investments, and $20,000 on interest bearing balances.  Interest and fees on loans represented 89.6% and 95.0% of total interest income for the three months ended March 31, 2014 and 2013, respectively.  Income from investments and interest bearing balances represented 10.1% and 4.7% of total interest income for the three months ended March 31, 2014 and 2013, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 77.9% and 73.7% of average interest-earning assets for the three months ended March 31, 2014 and 2013, respectively.

Interest expense for the three months ended March 31, 2014 was $1.3 million, consisting of $957,000 related to deposits, $110,000 related to securities sold under repurchase agreements, $116,000 related to junior subordinated debentures, and $90,000 related to Federal Home Loan Bank (“FHLB”) advances.  Interest expense for the three months ended March 31, 2013 was $1.6 million, consisting of $1.2 million related to deposits, $110,000 related to securities sold under repurchase agreements, $182,000 related to junior subordinated debentures, $130,000 related to Federal Home Loan Bank (“FHLB”) advances, and $14,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended March 31, 2014 and 2013 represented 75.2% and 72.6%, respectively, of total interest expense, while interest expense on other liabilities represented 24.8% and 27.4%, respectively, of total interest expense for the three months ended March 31, 2014 and 2013, respectively.  During the three months ended March 31, 2014, average interest-bearing liabilities were lower than the comparable period ended March 31, 2013 by $40.5 million.

Net interest income, the largest component of our income, was $3.1 million and $2.7 million for the three months ended March 31, 2014 and March 31, 2013, respectively.  The increase of $419,000 resulted from the net effect of higher yields on earning assets and lower rates on interest-bearing liabilities, resulting in a $102,000 increase in interest income and a $317,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended March 31, 2014 vs. March 31, 2013				Three Months Ended March 31, 2013 vs. March 31, 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(23)	$22	$(15)	$(16)	$(516)	$(657)	$22	$(1,151)
Taxable investment securities	(8)	279	(11)	260	90	(287)	(60)	(257)
Interest bearing balances	(114)	(29)	1	(142)	(5)	6	(1)	—
Total interest income	(145)	272	(25)	102	(431)	(938)	(39)	(1,408)

Interest expense
Deposits	(54)	(151)	7	(198)	(18)	(209)	(7)	(234)
Junior subordinated debentures	—	(66)	—	(66)	—	(5)	(2)	(7)
Advances from FHLB	(66)	54	(27)	(39)	(34)	17	(5)	(22)
Securities sold under repurchase agreements	—	—	—	—	(106)	9	(6)	(103)
ESOP borrowings	(13)	(14)	13	(14)	(2)	—	—	(2)
Total interest expense	(133)	(177)	(7)	(317)	(160)	(188)	(20)	(368)

Net interest income	$(12)	$449	$(18)	$419	$(271)	$(750)	$(19)	$(1,040)

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

Three Months Ended March 31, 2014 and 2013

Included in the statement of operations for the three months ended March 31, 2014 and 2013 is a noncash expense related to the provision for loan losses of $41,000 and $185,000 respectively.  The allowance for loan losses was approximately $5.9 million and $6.7 million as of March 31, 2014 and 2013, respectively.  The allowance for loan losses as a percentage of gross loans was 1.80% at March 31, 2014 and 1.97% at March 31, 2013.  At March 31, 2014, we had 47 nonperforming loans totaling approximately $13.8 million.  At March 31, 2013, we had 68 nonperforming loans totaling approximately $26.5 million.  Net charge offs amounted to approximately $153,000 and $219,000 for the three months ended March 31, 2014 and 2013, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income during the three months ended March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Service fees on deposit accounts	$10	$10
Residential mortgage origination income	35	36
Gain on sale of investment securities	—	7
Other service fees and commissions	108	112
Bank owned life insurance	105	108
Loss on extinguishment of debt	—	(44)
Other	2	2
Total noninterest income	$260	$231

Three Months Ended March 31, 2014 and 2013

Noninterest income for the three months ended March 31, 2014 was $260,000 compared to $231,000 during the same period in 2013. The decrease was primarily attributable to gains on sale of investment securities.  For the three months ended March 31, 2014, we had no gains on sales of investment securities in comparison to $7,000 on gains on sales of investment securities for the same period in 2013.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $35,000 and $36,000 for the three months ended March 31, 2014 and 2013, respectively.  The decrease of $1,000 related primarily to a decrease in origination volume in the mortgage department during the first quarter of 2014.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $10,000 for the three months ended March 31, 2014 compared to $10,000 for the same period in 2013. Other service fees, commissions, and the fee income received from customer NSF transactions decreased $4,000 to $108,000 for the three months ended March 31, 2014, when compared to the same period in 2013.

We also earned $105,000 and $108,000 in noninterest income received from bank owned life insurance for the three months ended March 31, 2014 and 2013, respectively.  Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $2,000 and $2,000 for the three months ended March 31, 2014 and 2013, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the three months ended March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Salaries and benefits	$1,500	$1,460
Occupancy	368	412
Furniture and equipment expense	243	210
Other real estate owned expense	202	166
Professional fees	355	128
Advertising and marketing	22	25
Insurance	105	102
FDIC assessment	278	270
Data processing and related costs	188	184
Telephone	51	52
Postage	3	2
Office supplies, stationery and printing	24	21
Other loan related expense	42	156
Other	102	113
Total noninterest expense	$3,483	$3,301

Three Months Ended March 31, 2014 and 2013

We incurred noninterest expense of approximately $3.5 million for the three months ended March 31, 2014 compared to $3.3 million for the three months ended March 31, 2013.  The differences resulted from increases of $227,000 in professional fees, $40,000 in salaries and benefits, and $36,000 in other real estate owned expenses, offset by a decrease of $114,000 in other loan expenses.  The Bank had a recovery of $296,000 during the three months ended March 31, 2013 which attributed to decreases in other real estate owned expenses and professional fees.

Salaries and employee benefits expense was approximately $1.5 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively.  These expenses represented 43.1% and 44.2% of our total noninterest expense for the three months ended March 31, 2014 and 2013, respectively.  The $40,000 increase in salaries and employee benefits expense resulted from an increase in base compensation.

Data processing and related costs were $188,000 and $184,000 for the three months ended March 31, 2014 and 2013, respectively.  During the three months ended March 31, 2014, our data processing costs for our core processing system were $167,000 compared to $170,000 for the three months ended March 31, 2013.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

Income Tax Expense

Three Months Ended March 31, 2014 and 2013

Our lack of income tax expense or benefit for March 31, 2014 and 2013 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at March 31, 2014 will not be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At March 31, 2014, we had total assets of $476.6 million, consisting principally of $329.4 million in loans, $80.0 million in available for sale investment securities, $21.3 million in net premises, furniture and equipment, $8.4 million in interest bearing balances and $3.5 million in cash and due from banks.  Our liabilities at March 31, 2014 totaled $471.3 million, consisting principally of $427.1 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, and $13.0 million in FHLB advances.  At March 31, 2014, our shareholders’ equity was approximately $5.3 million.

Investments

At March 31, 2014, the $80.0 million in our available-for-sale investment securities portfolio represented approximately 16.8% of our total assets compared to $80.8 million, or 16.6% of total assets, at December 31, 2013.  At March 31, 2014, we held U.S. government agency securities, government sponsored enterprises, small business administration securities, municipal and mortgage-backed securities with a fair value of $80.0 million and an amortized cost of $84.2 million for a net unrealized loss of $4.2 million.  During the first quarter of 2014, we utilized the investment portfolio to provide additional income and to absorb liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

Contractual maturities and yields on our investments at March 31, 2014 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	$975	1.49%	$5,467	3.05%	$6,442	2.82%
SBA loan pools	—	—%	$—	—%	951	2.15%	10,255	2.07%	11,206	2.08%
Mortgage-backed securities	—	—%	—	—%	146	1.23%	62,191	2.02%	62,337	2.02%
Total	$—	—%	$—	—%	$2,072	1.77%	$77,913	2.10%	$79,985	2.09%

At March 31, 2014, our investments included government sponsored enterprises with amortized costs of approximately $6.9 million, small business administration surety bonds with amortized costs of approximately $12.0 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $15.4 million, $21.2 million and $28.7 million, respectively.

Other nonmarketable equity securities at March 31, 2014 consisted of Federal Home Loan Bank stock with a cost of $1.0 million and other investments of approximately $61,500.

The amortized costs and the fair value of our investments at March 31, 2014 and December 31, 2013 are shown in the following table.

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$6,939	$6,442	$6,939	$6,321
SBA loan pools	11,993	11,206	12,093	11,275
Mortgage-backed securities	65,294	62,337	67,143	63,244
Total	$84,226	$79,985	$86,175	$80.840

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at March 31, 2014 and December 31, 2013 were $330.2 million and $339.6 million, respectively.  Gross loans outstanding at March 31, 2014 and December 31, 2013 were $329.4 million and $331.1 million, respectively.

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

The following table summarizes the composition of our loan portfolio at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$22,918	7.0%	$22,474	6.8%
Real Estate
Mortgage	252,433	76.6%	255,091	77.1%
Construction	50,968	15.5%	51,289	15.4%
Total real estate	303,401	92.1%	306,380	92.5%

Consumer
Consumer	3,159	0.9%	2,325	0.7%
Total Gross Loans	329,478	100.0%	331,179	100.0%
Deferred origination fees, net	(81)	(0.0%)	(90)	(0.0%)

Total gross loans, net of deferred fees	329,397	100.0%	331,089	100.0%
Less: allowance for loan losses	(5,914)		(6,026)
Total loans, net	$323,483		$325,063

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2014:

	One year or less	After one but withinfive years	After five years	Total
	(in thousands)
Commercial	$7,198	$13,917	$1,803	$22,918
Real estate	62,697	188,409	52,295	303,401
Consumer	1,295	1,773	91	3,159
Deferred origination fees	(12)	(65)	(4)	(81)
Total gross loans, net of deferred fees	$71,178	$204,034	$54,185	$329,397

Gross loans maturing after one year with:
Fixed interest rates				$186,323
Floating interest rates				71,964
Total				$258,287

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

After risk grading each loan, we then use fourteen qualitative factors to analyze the trends in the portfolio.  These fourteen factors include both internal and external factors.  The internal factors considered are the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current nonaccrual and problem loan trends, the quality of our loan review system, policy exceptions, value of underlying collateral and other factors which include insurance shortfalls, loan fraud and unpaid tax risk.  The external factors considered are regulatory and legal factors and the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, financial regulatory economic analysis, and economic forecasts from reputable sources.  A quantitative value is assigned to current delinquency ratios and trends and the current nonaccrual and problem loan trends, which, when added together, creates a net qualitative weight.  The net qualitative weight is then added to the loss ratio.  Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio.  As a result, an increased loss ratio will result in a higher allowance for loan loss.  For example, as delinquency ratios and trends increase, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant).  Similarly, positive trends in the nonaccrual and problem loans trends will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant).  These factors are reviewed and updated by the Bank’s executive management on a quarterly basis to arrive at a consensus for our qualitative adjustments.

Our methodology for determining our historical loss ratio is to analyze the most recent losses because we believe this period encompasses the most appropriate time period.  In addition, we have moved to a fully migrated loss history for all loan pools and all risk grades.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total factor.  The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2014 and 2013.

	2014	2013
	(dollars in thousands)
Balance, beginning of year	$6,026	$6,727
Provision for loan losses	41	185
Charge offs, Commercial and Industrial	(21)	—
Charge offs, Real Estate Mortgage	(92)	(150)
Charge offs, Real Estate Construction	(87)	(226)
Charge offs, Consumer	—	(24)
Recoveries, Commercial and Industrial	4	—
Recoveries, Real Estate Mortgage	35	9
Recoveries, Real Estate Construction	7	167
Recoveries, Consumer	1	4
Balance, end of period	$5,914	$6,692

Total loans outstanding at end of period	$329,397	$339,840
Allowance for loan losses to gross loans	1.80%	1.97%
Net charge-offs to average loans	0.05%	0.06%

Nonperforming Assets

The following table sets forth our nonperforming assets at March 31, 2014 and December 31, 2013:

	2014	2013
	(dollars in thousands)
Nonaccrual loans	$13,801	$14,043
Other real estate owned	18,789	18,693
Total nonperforming assets	$32,590	$32,736

Nonperforming assets to total assets	6.84%	6.73%

The Bank had 47 loans on non-accrual status at March 31, 2014, totaling $13.8 million and 44 loans on non-accrual status totaling $14.0 million at December 31, 2013.  Of the 47 loans on non-accrual status at March 31, 2014, it is anticipated that 32 loans totaling approximately $6.9 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional 11 loans amounting to approximately $3.4 million are expected to be paid down or paid in full, and 4 loans totaling approximately $3.5 million are expected to move back to an accruing status. At March 31, 2014 and December 31, 2013, the allowance for loan losses was $5.9 million and $6.0 million, respectively, or 1.80% and 1.82%, respectively, of outstanding loans.   At March 31, 2014 the Bank had 63 impaired lons totaling $26.3 million, which is a decrease of $4.1 million when compared to the year ended December 31, 2013.  This decrease was primarily related to one loan that was renewed at current terms.   We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.

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

As of March 31, 2014, we had 28 loans with a current principal balance of $15.9 million on the watch list compared to 36 loans with a current principal balance of $18.6 million at December 31, 2013.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either move it to “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $3.8 million at March 31, 2014 as compared to $4.3 million at December 31, 2013.  Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned.  At March 31, 2014, there were no loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended March 31, 2014 and December 31, 2013, the gross interest that we would have recorded if the loans were had been in current status was $27,000 and $276,000 respectively.  Forgone interest income on impaired loans was $55,000 and $238,000 during the periods ended March 31, 2014 and December 31, 2013.

Deposits

Our primary source of funds for loans and investments is our deposits.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We no longer have any brokered or wholesale deposits.  Our loan-to-deposit ratio was 77.1% and 75.8% at March 31, 2014 and December 31, 2013, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2014 and the year ended December 31, 2013.

	March 31, 2014		December 31, 2013
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$22,900	—%	$20,666	—%
Interest bearing demand deposits	42,086	0.22%	49,957	0.39%
Savings and money market accounts money	91,485	0.30%	103,641	0.41%
Time deposits less than $100,000	103,918	1.22%	104,943	1.25%
Time deposits greater than $100,000	170,545	1.32%	168,166	1.37%
Total deposits	$430,934	0.90%	$447,373	0.95%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Three months or less	$26,653	$17,364
Over three through six months	10,773	24,816
Over six though twelve months	32,616	28,718
Over twelve months	97,255	101,598
Total	$167,297	$172,496

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2014 and the year ended December 31, 2013, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

				Average For the Period
	Ending Balance	Period End Rate	Maximum Month End Balance	Balance	Rate (1)

At or for the three months ended March 31, 2014:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.46%
Advances from FHLB	13,000	2.83%	13,000	13,000	2.83%
Junior subordinated debentures	14,434	3.21%	14,434	14,434	3.26%
ESOP borrowings	—	—%	—	80	—%
Federal funds purchased	—	—%	—	—	—%

At or for the year ended December 31, 2013:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.44%
Advances from FHLB	13,000	2.83%	24,000	18,205	2.44%
Junior subordinated debentures	14,434	3.21%	14,434	14,434	4.13%
ESOP borrowings	600	4.50%	1,225	983	4.76%
Federal funds purchased	—	—%	—	3	0.46%

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

Federal Home Loan Bank Advances, ESOP Borrowings,  Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At March 31, 2014, we had $13.0 million in total advances and lines from the FHLB with a remaining credit availability of $59.8 million and an excess lendable collateral value of approximately $13.9 million.  We also have credit availability through the Federal Reserve Discount Window.   As of March 31, 2014, $58,700 was available, based on qualifying collateral.   The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.  During the three months end March 31, 2014 the Bank paid off the remaining ESOP borrowings.

Capital Resources

Total shareholders’ equity was $5.3 million at March 31, 2014 and $5.0 million at December 31, 2013.  The difference is attributable to the amount of preferred stock dividend accrued of $212,000, an increase of $677,000 in the fair value of available-for-sale securities, and by net loss of $132,000 for the three month period ended March 31, 2014.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the three months ended March 31, 2014 and the year ended December 31, 2013.

	March 31, 2014	December 31, 2013
Return on average assets	(0.11%)	(0.20%)
Return on average equity	(7.22%)	(13.71%)
Equity to assets ratio	1.53%	1.47%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of March 31, 2014, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at March 31, 2014 and December 31, 2013.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.	March 31,	December 31,
	2014	2013
Leverage ratio	2.20%	2.25%
Tier 1 risk-based capital ratio	2.93%	3.05%
Total risk-based capital ratio	5.86%	6.10%

The following table sets forth the Bank’s various capital ratios at March 31, 2014 and December 31, 2013.

Tidelands Bank	March 31,	December 31,
	2014	2013
Leverage ratio	5.60%	5.48%
Tier 1 risk-based capital ratio	7.47%	7.40%
Total risk-based capital ratio	8.72%	8.66%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2014, unfunded commitments to extend credit were $15.3 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2014, there were commitments totaling approximately $275,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

At March 31, 2014 and December 31, 2013, our liquid assets, which consist of cash and due from banks, amounted to $11.8 million and $19.3 million, or 2.5% and 4.0% of total assets, respectively.  Our available-for-sale securities at March 31, 2014 and December 31, 2013 amounted to $80.0 million and $80.8 million, or 16.8% and 16.6% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $20.2 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At March 31, 2014, we had $13.0 million in total advances and lines from the FHLB with a remaining credit availability of $59.8 million and an excess lendable collateral value of approximately $13.9 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $58,700 secured by securities.

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2014.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

            In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. and Tidelands Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer.  The lawsuit includes causes of action against the Bank and Company for breach of employment contract, fraud, negligent misrepresentation and conversion, all of which relate to a severance provision in Mr. Coffee’s employment agreement with the Bank.  The lawsuit also includes causes of action against certain directors and two former and one current officer of the Bank.  Mr. Coffee is seeking actual damages of approximately $930,000, as well as the value of certain benefits he was receiving as of his termination date.  The lawsuit also seeks punitive damages and attorneys’ fees.  The Bank and Company are prohibited from making any payments to Mr. Coffee without the FDIC’s approval.  The Bank sought the FDIC’s approval of a payment to Mr. Coffee, and the FDIC denied approval.  The lawsuit is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time.  The Bank has not accrued any amounts related to this litigation because a reasonably possible range of loss, if any, that may result from this matter could not be estimated.

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

Per the FRB Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments.  Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date.  Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  The dividend payment that was deferred in February, 2014 was the fourteenth missed dividend payment.  Consequently, the Treasury has appointed an observer to the Board.  As of March 31, 2014, the amount of cumulative unpaid dividend is $2,744,466.

Item 6. Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101
The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 9, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the three month periods ended March 31, 2014 and 2013, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: May 9, 2014	By:	/s/ Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	By:	/s/ John D. Dalton
John D. Dalton, Controller and Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101
The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 9, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the three month periods ended March 31, 2014 and 2013, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.