Form 10-Q
period 2014-06-30
TIDELANDS BANCSHARES INC
filed 2014-08-05
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated	☐	Smaller reporting company	☑
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of August 5, 2014.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Item 1. Financial Statements

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
Assets:	2014	2013
	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$5,435,035	$4,079,965
Interest bearing balances	14,846,692	15,198,532
Total cash and cash equivalents	20,281,727	19,278,497
Securities available-for-sale	83,351,210	80,839,795
Nonmarketable equity securities	1,083,400	1,276,400
Total securities	84,434,610	82,116,195
Loans receivable	327,893,911	331,088,969
Less allowance for loan losses	5,148,710	6,026,110
Loans, net	322,745,201	325,062,859
Premises, furniture and equipment, net	21,126,897	21,061,882
Accrued interest receivable	1,424,170	1,501,379
Bank owned life insurance	16,067,431	15,855,148
Other real estate owned	16,962,099	18,692,607
Other assets	2,155,075	3,195,703
Total assets	$485,197,210	$486,764,270

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$25,334,256	$21,388,282
Interest-bearing transaction accounts	40,090,475	44,740,415
Savings and money market accounts	100,350,734	92,459,062
Time deposits $100,000 and over	168,358,093	172,496,459
Other time deposits	100,635,467	105,839,263
Total deposits	434,769,025	436,923,481

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	13,000,000	13,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	—	600,000
Accrued interest payable	2,977,071	2,692,018
Other liabilities	4,425,335	4,146,321
Total liabilities	479,605,431	481,795,820

Commitments and contingencies-Note 5,14, and 19

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding	14,448,000	14,448,000
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176 shares issued and outstanding	42,772	42,772
Common stock-warrant, 571,821 shares outstanding	1,112,248	1,112,248
Unearned ESOP shares	—	(1,183,898)
Capital surplus	41,550,104	42,708,140
Retained deficit	(49,551,338)	(48,851,197)
Accumulated other comprehensive loss	(2,010,007)	(3,307,615)
Total shareholders’ equity	5,591,779	4,968,450
Total liabilities and shareholders’ equity	$485,197,210	$486,764,270

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the six and three months ended June 30, 2014 and 2013
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$7,973,764	$8,224,970	$4,026,565	$4,135,787
Securities available for sale, taxable	871,105	490,262	430,542	310,104
Interest bearing deposits	14,948	30,142	8,563	9,729
Other interest income	22,439	24,673	10,986	11,094
Total interest income	8,882,256	8,770,047	4,476,656	4,466,714
Interest expense:
Time deposits $100,000 and over	1,119,795	1,157,123	565,222	572,917
Other deposits	817,935	1,058,372	415,710	488,096
Other borrowings	638,408	845,928	322,086	410,741
Total interest expense	2,576,138	3,061,423	1,303,018	1,471,754
Net interest income	6,306,118	5,708,624	3,173,638	2,994,960
Provision for loan losses	71,000	390,000	30,000	205,000
Net interest income after provision for loan losses	6,235,118	5,318,624	3,143,638	2,789,960
Noninterest income:
Service charges on deposit accounts	18,713	19,120	8,791	8,949
Residential mortgage origination income	63,064	93,867	28,046	57,842
Loss on sale of securities available-for-sale	—	(128,177)	—	(135,077)
Other service fees and commissions	250,536	247,861	142,661	135,841
Increase in cash surrender value of BOLI	212,283	216,632	107,225	109,015
Loss on extinguishment of debt	—	(43,725)	—	—
Other	4,038	4,281	2,046	2,285
Total noninterest income	548,634	409,859	288,769	178,855
Noninterest expense:
Salaries and employee benefits	2,976,611	2,995,590	1,476,491	1,535,675
Net occupancy	734,603	829,399	366,107	417,132
Furniture and equipment	502,657	426,301	260,114	216,544
Other real estate owned expense	265,227	366,567	63,015	200,973
Other operating	2,397,711	2,408,138	1,227,794	1,354,785
Total noninterest expense	6,876,809	7,025,995	3,393,521	3,725,109
Income (loss) before income taxes	(93,057)	(1,297,512)	38,886	(756,294)
Income tax expense	8,000	—	8,000	—
Net income (loss)	(101,057)	(1,297,512)	30,886	(756,294)
Accretion of preferred stock to redemption value	—	126,476	—	63,238
Preferred dividends accrued	599,084	490,137	386,831	309,537
Net loss available to common shareholders	$(700,141)	$(1,914,125)	$(355,945)	$(1,129,069)
Comprehensive Income (loss):
Net income (loss)	(101,057)	(1,297,512)	30,886	(756,294)
Unrealized gain (loss) on securities available for sale	2,092,916	(2,948,393)	999,806	(2,224,204)
Reclassification adjustment for realized loss on securities	—	128,177	—	135,077
Tax effect	(795,308)	1,071,682	(379,927)	793,868
Comprehensive income (loss)	$1,196,551	$(3,046,046)	$650,765	$(2,051,553)

Basic loss per common share	$(0.17)	$(0.47)	$(0.08)	$(0.28)
Diluted loss per common share	$(0.17)	$(0.47)	$(0.08)	$(0.28)
Weighted average common shares outstanding
Basic	4,204,413	4,103,745	4,220,991	4,105,061
Diluted	4,204,413	4,103,745	4,220,991	4,105,061

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2014 and 2013
(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained	Accumulated other Comprehensive income
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	Deficit	(loss)	Total
Balance, December 31, 2012	14,448	$14,195,052	$1,112,248	4,277,176	$42,772	$(1,562,049)	$43,073,284	$(46,672,617)	$(8,561)	$10,180,129
Repayment of ESOP borrowings							(148,845)			(148,845)
Preferred stock, dividend accrued								(490,137)		(490,137)
Accretion of discount on preferred stock		126,476						(126,476)		—
Allocation of unearned ESOP shares						153,823				153,823
Net loss								(1,297,512)		(1,297,512)
Other comprehensive loss									(1,748,534)	(1,748,534)

Balance, June 30, 2013	14,448	$14,321,528	$1,112,248	4,277,176	$42,772	$(1,408,226)	$42,924,439	$(48,586,742)	$(1,757,095)	$6,648,924

Balance, December 31, 2013	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$(1,183,898)	$42,708,140	$(48,851,197)	$(3,307,615)	$4,968,450
Repayment of ESOP borrowings							(1,158,036)			(1,158,036)
Preferred stock, dividend accrued								(599,084)		(599,084)
Allocation of unearned ESOP shares						1,183,898				1,183,898
Net loss								(101,057)		(101,057)
Other comprehensive income									1,297,608	1,297,608

Balance, June 30, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(49,551,338)	$(2,010,007)	$5,591,779

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the six months ended June 30, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(101,057)	$(1,297,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	71,000	390,000
Depreciation and amortization expense	563,560	533,173
Discount accretion and premium amortization	169,624	700,609
Net increase in residential mortgages held-for-sale	—	(6,680)
Decrease in accrued interest receivable	77,209	186,939
Increase in accrued interest payable	285,053	276,699
Increase in cash surrender value of life insurance	(212,283)	(216,632)
Gain from sale of real estate	(73,406)	(31,457)
Loss from sale of securities available-for-sale	—	128,177
Decrease in carrying value of other real estate	57,600	158,865
Decrease in other assets	245,319	305,312
Increase in other liabilities	(320,069)	(499,127)
Net cash provided by operating activities	762,550	628,366
Cash flows from investing activities:
Purchases of securities available-for-sale	(4,620,477)	(48,314,300)
Proceeds from sales of securities available-for-sale	—	10,212,122
Proceeds from calls, maturities, and paydowns of securities available-for-sale	4,225,353	29,074,560
Net decrease (increase) in loans receivable	1,193,261	(2,971,539)
Purchase of premises, furniture and equipment, net	(628,575)	(290,887)
Proceeds from sale of other real estate owned	2,799,712	3,856,002
Net cash provided (used) by investing activities	2,969,274	(8,434,042)
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing	7,187,706	6,728,394
Net decrease in certificates of deposit and other time deposits	(9,342,162)	(8,109,557)
Repayment of FHLB advances	—	(17,000,000)
Repayment of ESOP borrowings	(600,000)	(100,000)
Decrease in unearned ESOP shares	25,862	4,978
Net cash (used) by financing activities	(2,728,594)	(18,476,185)
Net increase (decrease) in cash and cash equivalents	1,003,230	(26,281,861)
Cash and cash equivalents, beginning of period	19,278,497	45,388,968
Cash and cash equivalents, end of period	$20,281,727	$19,107,107

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,291,085	$2,784,724
Transfer of loans to foreclosed assets	$1,053,398	$1,806,376
Preferred stock-dividends accrued	$599,084	$490,137
Change on unrealized gain (loss) on securities available-for-sale	$1,297,608	$(1,748,534)

See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of June 30, 2014 and for the interim periods ended June 30, 2014 and 2013, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the six and three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The financial information as of December 31, 2013 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2013 Annual Report on Form 10-K.

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

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$5,435,035	$5,435,035	$5,435,035	$—	$—
Interest bearing balances	14,846,692	14,846,692	14,846,692	—	—
Securities available-for-sale	83,351,210	83,351,210	2,961,435	80,389,775	—
Nonmarketable equity securities	1,083,400	1,083,400	—	—	1,083,400
Loans receivable	327,893,911	327,797,000	—	305,070,826	22,726,174

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$165,775,465	$165,775,465	$—	$165,775,465	$—
Certificates of deposit and other time deposits	268,993,560	268,507,000	—	268,507,000	—
Securities sold under agreements to repurchase	10,000,000	10,924,000	—	10,924,000	—
Advances from Federal Home Loan Bank	13,000,000	13,263,000	—	13,263,000	—
Junior subordinated debentures	14,434,000	14,428,530	—	—	14,428,530

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$4,079,965	$4,079,965	$4,079,965	$—	$—
Interest bearing balances	15,198,532	15,198,532	15,198,532	—	—
Securities available-for-sale	80,839,795	80,839,795	—	80,839,795	—
Nonmarketable equity securities	1,276,400	1,276,400	—	—	1,276,400
Loans receivable	331,088,969	330,988,000	—	302,859,388	28,128,612

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$158,587,759	$158,587,759	$—	$158,587,759	$—
Certificates of deposit and other time deposits	278,335,722	276,981,000	—	276,981,000	—
Securities sold under agreements to repurchase	10,000,000	11,105,000	—	11,105,000	—
Advances from Federal Home Loan Bank	13,000,000	13,283,000	—	13,283,000	—
Junior subordinated debentures	14,434,000	14,431,516	—	—	14,431,516
ESOP borrowings	600,000	600,000	—	600,000	—

	June 30, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$16,424,013	$—	$13,747,105	$—
Letters of credit	119,068	—	377,923	—

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

Assets measured at fair value on a recurring basis are as follows as of June 30, 2014 and December 31, 2013:

June 30, 2014	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
US Treasuries	$2,961,435	$—	$—
Government sponsored enterprises	—	6,589,598	—
Mortgage-backed securities	—	62,660,586	—
SBA loan pools	—	11,139,591	—
Total available-for-sale investment securities	$2,961,435	$80,389,775	$—

December 31, 2013
Government sponsored enterprises	$—	$6,321,349	$—
Mortgage-backed securities	—	63,243,219	—
SBA loan pools	—	11,275,227	—
Total available-for-sale investment securities	$—	$80,839,795	$—

Assets measured at fair value on a non-recurring basis are as follows as of June 30, 2014 and December 31, 2013:

June 30, 2014	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$22,726,174
Other real estate owned	—	—	16,962,099
Total	$—	$—	$39,688,273
December 31, 2013
Impaired loans	$—	$—	$28,128,612
Other real estate owned	—	—	18,692,607
Total	$—	$—	$46,821,219

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of June 30, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$16,692,099	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs

Impaired loans	$22,726,174	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances on hand in order to meet reserve requirements determined by the Federal Reserve.  At June 30, 2014, the Bank had $416,000 on hand with the Federal Reserve Bank to meet this requirement. At June 30, 2014, the Bank had $1.6 million in actual currency and cash on hand, $3.8 million in due from non-interest bearing balances and $14.8 million in due from interest bearing balances.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
June 30, 2014	Cost	Gains	Losses	Fair Value
US Treasuries	$2,961,435	$—	$—	$2,961,435
Government-sponsored enterprises	6,938,732	—	349,134	6,589,598
Agency mort.-backed sec	64,967,265	27,350	2,334,029	62,660,586
SBA loan pools	11,725,725	—	586,134	11,139,591
Total	$86,593,157	$27,350	$3,269,297	$83,351,210

December 31, 2013
Government-sponsored enterprises	$6,939,019	$—	$617,670	$6,321,349
Agency mort.-backed sec	67,142,922	12,791	3,912,494	63,243,219
SBA loan pools	12,092,717	—	817,490	11,275,227
Total	$86,174,658	$12,791	$5,347,654	$80,839,795

The amortized cost and estimated fair values of investment securities at June 30, 2014, by contractual maturity dates, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	2,961,435	2,961,435
Due after five years through ten years	1,994,065	1,947,329
Due after ten years	16,670,392	15,781,860
Subtotal	21,625,892	20,690,624
Mortgage-backed securities	64,967,265	62,660,586
Total Securities	$86,593,157	$83,351,210

At June 30, 2014 and December 31, 2013, investment securities with market values of $20,073,207 and $13,835,140 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled zero for the six months ended June 30, 2014. There were no realized gains or losses on the sale of investment securities for the six months ended June 30, 2014.  Gross proceeds from the sale of investment securities totaled $26,187,123 for the six months ended June 30, 2013. The gross realized gain on the sale of investment securities totaled $12,833 with gross realized losses of $141,010 resulting in a net realized loss of $128,177 for the six months ending June 30, 2013.  Gross proceeds from the sale of investment securities totaled zero for the three months ended June 30, 2014. The There were no realized gains or losses on the sale of investment securities for the three months ended June 30, 2014.  Gross proceeds from the sale of investment securities totaled $10,212,123 for the three months ended June 30, 2013. The gross realized gain on the sale of investment securities totaled $5,933 with gross realized losses of $141,010 resulting in a net realized loss of $135,077 for the three months ended June 30, 2013.  The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	Less than Twelve months		Twelve months or more		Total
June 30, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$—	$—	$6,589,598	$349,134	$6,589,598	$349,134
Agency mort.-backed sec	2,807,235	18,172	55,861,228	2,315,857	58,668,463	2,334,029
SBA loan pools	—	—	11,139,591	586,134	11,139,591	586,134
	$2,807,235	$18,172	$73,590,417	$3,251,125	$76,397,652	$3,269,297

	Less than Twelve months		Twelve months or more		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$6,321,349	$617,670	$—	$—	$6,321,349	$617,670
Agency mort.-backed sec	46,893,696	2,674,113	14,334,739	1,238,381	61,228,435	3,912,494
SBA loan pools	11,275,227	817,490	—	—	11,275,227	817,490
	$64,490,272	$4,109,273	$14,334,739	$1,238,381	$78,825,011	$5,347,654

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were forty-seven securities in a continuous loss position for 12 months or more at June 30, 2014 and there were seven securities in a continuous loss position for 12 months or more at December 31, 2013. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the fair value of stock in community bank holding companies of $61,500 as of June 30, 2014 and December 31, 2013, and the Federal Home Loan Bank stock which has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At June 30, 2014 and December 31, 2013, the Company’s investment in Federal Home Loan Bank stock was $1,021,900 and $1,214,900, respectively.

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

NOTE 6 – LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended June 30, 2014 and December 31, 2013:

	2014	2013
Real estate – construction	$48,560,937	$51,289,157
Real estate – mortgage	253,767,462	255,090,976
Commercial and industrial	22,617,669	22,473,251
Consumer and other	3,031,985	2,325,192
Total loans receivable, gross	327,978,053	331,178,576
Deferred origination fees, net	(84,142)	(89,607)
Total loans receivable, net of deferred origination fees	327,893,911	331,088,969
Less allowance for loan losses	5,148,710	6,026,110
Total loans receivable, net of allowance for loan losses	$322,745,201	$325,062,859

The composition of gross loans by rate type is as follows for the periods ended June 30, 2014 and December 31, 2013:

	2014	2013
Variable rate loans	$104,265,582	$108,024,510
Fixed rate loans	223,628,329	223,064,459
Total gross loans	$327,893,911	$331,088,969

The following is an analysis of our loan portfolio by credit quality indicators at June 30, 2014 and December 31, 2013:

	Commercial		Commercial Real Estate		Commercial Real Estate Construction
	2014	2013	2014	2013	2014	2013
Grade:
Pass	$21,510,702	$20,817,719	$128,877,768	$124,471,948	$17,169,653	$16,926,173
Special Mention	6,877	74,417	5,370,609	10,642,183	—	—
Substandard	1,100,090	1,581,115	16,234,885	11,224,182	1,243,156	1,249,456
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$22,617,669	$22,473,251	$150,483,262	$146,338,313	$18,412,809	$18,175,629

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2014	2013	2014	2013	2014	2013
Grade:
Pass	$90,645,583	$94,604,237	$23,396,446	$25,439,513	$2,989,358	2,266,967
Special Mention	3,710,741	4,272,201	3,526,510	3,576,510	35,680	39,432
Substandard	8,927,876	9,876,225	3,225,172	4,097,505	6,947	18,793
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$103,284,200	$108,752,663	$30,148,128	$33,113,528	$3,031,985	$2,325,192

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at June 30, 2014 and December 31, 2013:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
June 30, 2014
Accruing Loans Paid Current	$21,642,227	$145,866,977	$16,906,168	$97,453,906	$26,941,557	$3,021,605	$311,832,440
Accruing Loans Past Due:
30-59 Days	143,398	697,322	263,485	1,739,361	214,502	5,448	3,063,516
60-89 Days	6,434	106,495	—	743,608	—	4,932	861,469
Total Loans Past Due	149,832	803,817	263,485	2,482,969	214,502	10,380	3,924,985
Loans Receivable on Nonaccrual Status	$825,610	$3,812,468	$1,243,156	$3,347,325	$2,992,069	$—	$12,220,628
Total Loans Receivable	$22,617,669	$150,483,262	$18,412,809	$103,284,200	$30,148,128	$3,031,985	$327,978,053

December 31, 2013
Accruing Loans Paid Current	$20,820,951	$141,393,759	$15,503,293	$103,437,464	$29,364,028	$2,300,632	$312,820,127
Accruing Loans Past Due:
30-59 Days	166,125	351,423	1,422,880	1,332,087	—	24,560	3,297,075
60-89 Days	183,004	451,628	—	383,964	—	—	1,018,596
Total Loans Past Due	349,129	803,051	1,422,880	1,716,051	—	24,560	4,315,671
Loans Receivable on Nonaccrual Status	$1,303,171	$4,141,503	$1,249,456	$3,599,148	$3,749,500	$—	$14,042,778
Total Loans Receivable	$22,473,251	$146,338,313	$18,175,629	$108,752,663	$33,113,528	$2,325,192	$331,178,576

The following is a summary of information pertaining to impaired and nonaccrual loans at June 30, 2014 and December 31, 2013:

	2014	2013
Impaired loans without a valuation allowance	$15,978,904	$21,957,602
Impaired loans with a valuation allowance	8,493,779	8,407,274
Total impaired loans	$24,472,683	$30,364,876
Valuation allowance related to impaired loans	$1,746,509	$2,236,264
Average of impaired loans during the period	$26,622,632	$33,958,187
Total nonaccrual loans	$12,220,628	$14,042,778
Total loans past due 90 days and still accruing interest	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$13,829,244	$19,081,135

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at June 30, 2014 and December 31, 2013:

June 30, 2014	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$821,671	$7,282,437	$1,243,156	$4,989,180	$1,642,460	$—	$15,978,904
Unpaid Principal Balance	821,671	8,254,615	1,243,156	5,417,191	1,882,433	—	17,619,066
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$3,938	$3,859,109	$—	$2,108,622	$2,522,110	$—	$8,493,779
Unpaid Principal Balance	20,779	4,129,695	—	2,108,622	2,830,697	—	9,089,793
Related Allowance	3,938	495,324	—	686,582	560,665	—	1,746,509
Total:
Recorded Investment	$825,609	$11,141,546	$1,243,156	$7,097,802	$4,164,570	$—	$24,472,683
Unpaid Principal Balance	842,450	12,384,310	1,243,156	7,525,813	4,713,130	—	26,708,859
Related Allowance	3,938	495,324	—	686,582	560,665	—	1,746,509

December 31, 2013
With no related allowance recorded:
Recorded Investment	$1,303,171	$12,351,648	$1,249,456	$4,486,763	$2,566,564	$—	$21,957,602
Unpaid Principal Balance	1,518,169	13,560,805	1,249,456	4,966,022	2,809,746	41,012	24,145,210
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$2,373,553	$—	$3,239,731	$2,793,990	$—	$8,407,274
Unpaid Principal Balance	—	2,407,159	—	4,500,311	2,883,899	—	9,791,369
Related Allowance	—	424,744	—	1,008,967	802,553	—	2,236,264
Total:
Recorded Investment	$1,303,171	$14,725,201	$1,249,456	$7,726,494	$5,360,554	$—	$30,364,876
Unpaid Principal Balance	1,518,169	15,967,964	1,249,456	9,466,333	5,693,645	41,012	33,936,579
Related Allowance	—	424,744	—	1,008,967	802,553	—	2,236,264

The following is an analysis of our impaired loan portfolio detailing average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2014 and 2013, respectively.

For the Three Months Ended June 30, 2014	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total

With no related allowance recorded:
Average Recorded Investment	$841,218	$8,262,944	$1,246,880	$5,356,931	$2,184,228	$—	$17,892,201
Interest Income Recognized	—	98,805	—	19,447	3,185	—	121,437
With an allowance recorded:
Average Recorded Investment	$3,938	$4,158,688	$—	$2,111,689	$2,860,470	$—	$9,134,785
Interest Income Recognized	—	16,995	—	20,050	14,616	—	51,661

June 30, 2013
With no related allowance recorded:
Average Recorded Investment	$685,674	$27,191,537	$2,816,136	$9,119,221	$6,296,283	$—	$46,108,851
Interest Income Recognized	—	236,243	—	35,528	1,838	—	273,609
With an allowance recorded:
Average Recorded Investment	$655,943	$3,579,152	$1,545,760	$2,945,817	$2,007,014	$—	$10,733,686
Interest Income Recognized	—	8,407	15,403	28,914	855	—	53,579

For the Six Months Ended June 30, 2014	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Average Recorded Investment	$821,671	$8,254,615	$1,243,156	$5,347,806	$1,882,433	$—	$17,549,681
Interest Income Recognized	—	200,249	—	44,072	7,301	—	251,622
With an allowance recorded:
Average Recorded Investment	$3,938	$4,129,695	$—	$2,108,621	$2,830,697	$—	$9,072,951
Interest Income Recognized	13	33,929	—	39,626	29,072	—	102,640

June 30, 2013
With no related allowance recorded:
Average Recorded Investment	$684,464	$27,152,392	$2,816,136	$9,080,042	$5,650,692	$—	$45,383,726
Interest Income Recognized	—	485,635	—	79,401	11,722	—	576,758
With an allowance recorded:
Average Recorded Investment	$686,886	$3,575,376	$1,545,338	$2,944,464	$2,005,002	$—	$10,757,066
Interest Income Recognized	—	16,798	30,653	68,660	11,100	—	127,211

The following is a summary of information pertaining to our allowance for loan losses at June 30, 2014 and December 31, 2013:

June 30, 2014	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Charge-offs	(473,958)	(55,394)	—	(329,385)	(218,679)	(3,016)	—	(1,080,432)
Recoveries	6,666	—	—	82,171	19,001	24,194	—	132,032
Provision	358,264	268,212	1,023	(334,388)	(245,887)	52,268	(28,492)	71,000
Ending Balance	$261,515	$1,212,942	$72,113	$1,409,214	$726,591	$103,984	$1,362,351	$5,148,710
Individually evaluated for impairment	3,938	495,324	—	686,582	560,665	—	—	1,746,509
Collectively evaluated for impairment	257,577	717,618	72,113	722,632	165,926	103,984	1,362,351	3,402,201
Loans Receivable:
Ending Balance	$22,617,669	$150,483,262	$18,412,809	$103,284,200	$30,148,128	$3,031,985	$—	$327,978,053
Individually evaluated for impairment	825,609	11,141,546	1,243,156	7,097,802	4,164,570	—	—	24,472,683
Collectively evaluated for impairment	21,792,060	139,341,716	17,169,653	96,186,398	25,983,558	3,031,985	—	303,505,370

December 31, 2013	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Charge-offs	(301,020)	(714,012)	(97,020)	(911,007)	(702,738)	(65,600)	—	(2,791,397)
Recoveries	88,815	384,262	21,054	344,313	805,396	12,117	—	1,655,957
Provision	199,252	(6,266)	91,227	191,792	(1,296,554)	(135,294)	1,390,843	435,000
Ending Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Individually evaluated for impairment	—	424,744	—	1,008,967	802,553	—	—	2,236,264
Collectively evaluated for impairment	370,543	575,380	71,090	981,849	369,603	30,538	1,390,843	3,789,846
Loans Receivable:
Ending Balance	$22,473,251	$146,338,313	$18,175,629	$108,752,663	$33,113,528	$2,325,192	$—	$331,178,576
Individually evaluated for impairment	1,303,171	14,725,201	1,249,456	7,726,494	5,360,554	—	—	30,364,876
Collectively evaluated for impairment	21,170,080	131,613,112	16,926,173	101,026,169	27,752,974	2,325,192	—	$300,813,700

The allowance for loan losses, as a percent of loans, net of deferred fees, was 1.57% and 1.82% for periods ended June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014, the Bank had 45 loans totaling $12,220,628 or 3.73% of gross loans, in nonaccrual status, of which $4,885,678 were deemed to be troubled debt restructurings.  There were 14 loans totaling $8.9 million deemed to be troubled debt restructurings not in nonaccrual status at June 30, 2014. At December 31, 2013, the Bank had 44 loans totaling $14,042,778 or 4.24% of loans, in nonaccrual status, of which $6,069,251 were deemed to be troubled debt restructurings.  There were 17 loans totaling $13.0 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2013.  There were no loans contractually past due 90 days or more and still accruing interest at June 30, 2014 or December 31, 2013.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are in nonaccrual status.   At June 30, 2014 and December 31, 2013, the Bank had $25,000 and $30,000, respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At June 30, 2014, loans totaling $24.7 million were pledged as collateral at the Federal Home Loan Bank, and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended June 30, 2014 and December 31, 2013 are summarized below:

	2014	2013
Balance, beginning of year	$18,692,607	$22,646,747
Additions	1,053,398	4,536,273
Sales	(2,726,306)	(7,967,802)
Write-downs	(57,600)	(522,611)
Balance, end of period	$16,962,099	$18,692,607

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended June 30, 2014 and December 31, 2013:

	2014	2013
Land and land improvements	$3,434,431	$3,265,318
Building and leasehold improvements	18,654,057	18,575,600
Furniture and equipment	5,276,968	4,868,875
Software	941,594	888,320
Construction in progress	131,492	212,046
Total	28,438,542	27,810,159
Less, accumulated depreciation	7,311,645	6,748,277
Premises, furniture and equipment, net	$21,126,897	$21,061,882

Depreciation expense for the six months ended June 30, 2014 and 2013 amounted to $563,650 and $533,173, respectively.

NOTE 9 - DEPOSITS

At June 30, 2014, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2014	$62,341,106
2015	83,542,658
2016	68,866,547
2017	49,910,892
2018	3,899,250
Thereafter	433,107
Total	$268,993,560

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of one obligation totaling $10.0 million at June 30, 2014. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with fair values of $11,975,234 and $12,172,378 at June 30, 2014 and December 31, 2013, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the periods ended June 30, 2014 and December 31, 2013:

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.614% at the period ended June 30, 2014.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075%, which was 5.309% at the period ended June 30, 2014.  The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2038.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.  As of June 30, 2014, the amount of accrued interest was $2,500,039.

As described in Note 16 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

NOTE 12 – ADVANCES FROM FEDERAL HOME LOAN BANK

At June 30, 2014, advances from the Federal Home Loan Bank (“FHLB”) were comprised of two advances totaling $13.0 million.  On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. On September 23, 2013, the Bank borrowed $4.0 million under a 1-year advance at a fixed rate of 0.29%. All advances require interest only payments with principal and interest due on maturity.  The advances are collateralized by pledged FHLB stock and certain loans.  At June 30, 2014, loans totaling $24.7 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended June 30, 2014 and December 31, 2013:

	2014	2013
Amount outstanding at period end	$13,000,000	$13,000,000
Average amount outstanding during the period	13,000,000	18,205,479
Maximum outstanding at any month-end	13,000,000	24,000,000
Weighted average rate at period-end	2.83%	2.83%
Weighted average rate during the period	2.84%	2.44%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the six and three months ended June 30, 2014 and 2013 are summarized below:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Professional fees	$666,597	$677,821	$311,354	$549,623
Telephone expenses	101,862	104,454	50,411	52,710
Office supplies, stationery, and printing	47,854	40,528	23,677	19,144
Insurance	209,974	202,173	104,560	99,866
Postage	4,538	5,466	2,030	3,419
Data processing	431,376	375,183	243,640	191,272
Advertising and marketing	92,125	114,114	69,621	89,276
FDIC Assessment	545,485	560,231	267,586	290,626
Other loan related expense	92,286	220,822	50,321	64,867
Other	205,614	107,346	104,594	(6,018)
Total	$2,397,711	$2,408,138	$1,227,794	$1,354,785

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

On July 3, 2014, an action was filed in the United States District Court for the District of South Carolina, Charleston Division, on behalf of Tidelands Bancshares, Inc. and Tidelands Bank (“Tidelands”) against Mr. Coffee.  In this action for declaratory judgment,  Tidelands seeks a declaration by the court that 12. U.S.C §1828(k)(4)(A)(ii) and FDIC Rules 359.1(f)(1)(ii) (12 C.F.R. §359.1(f)(1)(ii) and 303.10(c) (12 C.F.R §10(c) were the applicable statute and regulatory provision governing the definition, regulation and prohibition of “golden parachute payments” on or about May 1, 2008, the time of Mr. Coffee’s termination by Tidelands.  Further,  that pursuant to other applicable regulations, Tidelands was in a “troubled condition” at the time it terminated Mr. Coffee, and as a result of the applicable statutes and regulations, Tidelands is prohibited from making any severance payments arising under its Employment Agreement with Mr. Coffee, as sought by Mr. Coffee in the state court action.

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

Basic and diluted loss per share are computed below for the six and three months ended June 30, 2014 and 2013:

	Six months ended		Three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic net loss per share computation:
Net loss available to common shareholders	$(700,141)	$(1,914,125)	$(355,945)	$(1,129,069)
Average common shares outstanding – basic	4,204,413	4,103,745	4,220,991	4,105,061
Basic net loss per share	$(0.17)	$(0.47)	$(0.08)	$(0.28)

Diluted net loss per share computation:
Net loss available to common shareholders	$(700,141)	$(1,914,125)	$(355,945)	$(1,129,069)
Average common shares outstanding – basic	4,204,413	4,103,745	4,220,991	4,105,061
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding – diluted	4,204,413	4,103,745	4,220,991	4,105,061
Diluted net loss per share	$(0.17)	$(0.47)	$(0.08)	$(0.28)

For the period ended June 30, 2014 and June 30, 2013 there were no stock options outstanding.  At June 30, 2014 and 2013, there were 571,821 warrant shares outstanding that were anti-dilutive.  Warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board.  Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.  As of June 30, 2014, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at June 30, 2014 and December 31, 2013:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2014
Total capital (to risk-weighted assets)	$20,271,000	5.64%	$28,761,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	10,136,000	2.82%	14,381,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	10,136,000	2.10%	19,286,000	4.00%	N/A	N/A
December 31, 2013
Total capital (to risk-weighted assets)	$22,070,000	6.10%	$28,968,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	11,035,000	3.05%	14,484,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	11,035,000	2.25%	19,619,000	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2014 and December 31, 2013:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2014
Total capital (to risk-weighted assets)	$31,673,000	8.81%	$28,756,000	8.00%	$35,945,000	10.00%
Tier 1 capital (to risk-weighted assets)	27,172,000	7.56%	14,378,000	4.00%	21,567,000	6.00%
Tier 1 capital (to average assets)	27,172,000	5.64%	19,266,000	4.00%	24,083,000	5.00%
December 31, 2013
Total capital (to risk-weighted assets)	$31,337,000	8.66%	$28,950,000	8.00%	$36,187,000	10.00%
Tier 1 capital (to risk-weighted assets)	26,795,000	7.40%	14,475,000	4.00%	21,712,000	6.00%
Tier 1 capital (to average assets)	26,795,000	5.48%	19,566,000	4.00%	24,458,000	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $35,945,000 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $38,532,000 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of June 30, 2014, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 17 - UNUSED LINES OF CREDIT

As of June 30, 2014, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5 million, and $66,000 with the Federal Reserve Bank.  These credit lines are currently secured by $7.7 million, zero, and $403,000, respectively in bonds as of June 30, 2014.   The Raymond James line of credit is required to be secured by bonds prior to any disbursements.   A line of credit is also available from the FHLB with a remaining credit availability of $57.6 million and an excess lendable collateral value of approximately $1.6 million at June 30, 2014.

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

Beginning with the payment date of  November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012.  The Treasury has appointed an observer to the Board.  As of June 30, 2014, the amount of cumulative unpaid dividends is $3,131,297.

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

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At June 30, 2014, the Bank had $25,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2014.

Amount
Commitments to extend credit	$16,424,013
Standby letters of credit	119,068
Total	$16,543,081

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $25,862 and $4,978 for the periods ended June 30, 2014 and 2013.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended June 30, 2014 and December 31, 2013:

	2014	2013
Balance, beginning of year	56,186	108,825
New share purchases	—	—
Shares released to participants	—	(5,514)
Shares allocated to participants	—	(47,125)
Balance, end of period	56,186	56,186

The aggregate fair value of the 56,186 unallocated shares was $28,093 based on the $0.50 closing price of our common stock on June 30, 2014.  The aggregate fair value of the 56,186 unallocated shares was $21,351 based on the $0.38 closing price of our common stock on December 31, 2013.  The Company paid off the ESOP borrowing as of January 2014.

NOTE 21 – RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $44,060 and $41,717 for the six months ended June 30, 2014 and 2013, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officers will receive annual payments from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the six months ended June 30, 2014 or June 30, 2013.

NOTE 22 – TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (TDR’s) amounted to $13,829,244 at June 30, 2014.   The accruing TDR’s were $8,943,566 and the non-accruing TDR’s were $4,885,678 at June 30, 2014.  The troubled debt restructurings (TDR’s) amounted to $34,094,567 at June 30, 2013.   The accruing TDR’s were $26,110,191 and the non-accruing TDR’s were $7,984,376 at June 30, 2013.

The Bank did not incur any troubled debt restructurings during the three and six months ended June 30, 2014.

The following chart represents the troubled debt restructurings incurred during the three and six months ended June 30, 2013:

	For the six months ended
	June 30, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
Troubled Debt Restructurings	of Contracts	Investment	Investment
Residential Real Estate	2	$395,653	$395,653
Commercial Real Estate	2	1,808,905	1,808,905
Totals	4	$2,204,558	$2,204,558

	For the three months ended
	June 30, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
Troubled Debt Restructurings	of Contracts	Investment	Investment
Commercial Real Estate	1	$1,634,307	$1,634,307
Totals	1	$1,634,307	$1,634,307

During the three and six months ended June 30, 2014, the Bank did not modify any loans that were considered to be troubled debt restructurings.  During the six months ended June 30, 2013, the Bank modified four loans that were considered to be troubled debt restructurings.   We extended the terms and lowered the interest rate for these four loans.  During the three months ended June 30, 2013, the Bank modified one loan that was considered to be a troubled debt restructuring.

	For the six months ended June 30, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate Construction	1	$66,150

No loans that were determined to be troubled debt restructurings during the three and six months ended June 30, 2014, subsequently defaulted.  During the six months ended June 30, 2013, one loan that had previously been restructured defaulted.  There were no loans that were determined to be troubled debt restructurings that subsequently defaulted during the three months ended June 30, 2013.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2014 compared to December 31, 2013 and the results of operations for the six and three months ended June 30, 2014 compared to the six and three months ended June 30, 2013. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2013 Annual Report on Form 10-K.

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

The following discussion describes our results of operations for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 and also analyzes our financial condition as of June 30, 2014 as compared to December 31, 2013.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2014 and our audited consolidated financial statements included in our 2013 Annual Report on Form 10-K.

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

Legislative and Regulatory Initiatives

In response to the challenges facing the financial services sector, regulatory and governmental actions have included the following:

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

●
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed by the President of the United States.  The Dodd-Frank Act resulted in changing the financial regulatory system, some of which became effective immediately and some which became effective at various future dates.  Implementation of the Dodd-Frank Act requires many new rules by various federal regulatory agencies over the next several years.  The ultimate impact of the Dodd-Frank Act is still developing.  It could have an adverse impact on the financial services industry as a whole or on our financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that:

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

The Company submitted, and the FRB approved, a written plan designed to maintain sufficient capital at the Company on a consolidated basis.  Although the FRB Agreement does not contain specific target capital ratios or specific timelines, the plan must address the Company’s and Bank’s current and future capital requirements, the adequacy of the Bank’s capital, the source and timing of additional funds to satisfy the Company’s and the Bank’s future capital requirements, and supervisory requests for additional capital at the Bank or the supervisory action imposed on the Bank.

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

Results of Operations

Income Statement Review

Summary

Six months ended June 30, 2014 and 2013

Our net loss was approximately $101,000 for the six months ended June 30, 2014 compared to net loss of approximately $1.3 million for the same period in 2013.  Income tax expense was $8,000 and zero for the six months ended June 30, 2014 and 2013, respectively.  Net loss before income tax expense was $93,000 for the six months ended June 30, 2014 compared to net loss before income tax expense of $1.3 million for the six months ended June 30, 2013.  The reduction in net loss from $1.3 million to a net loss before tax of $93,000 resulted primarily from increases in noninterest income of $139,000 and $597,000 in net interest income before provision for loan losses, and by decreases in our provision for loan losses of $319,000 and noninterest expense of $149,000.

Three months ended June 30, 2014 and 2013

Our net income was approximately $31,000 for the three months ended June 30, 2014 compared to net loss of approximately $756,000 for the same period in 2013.  Income tax expense was $8,000 and zero for the three months ended June 30, 2014 and 2013, respectively.  Net income before income tax expense was $39,000 for the three months ended June 30, 2014 compared to net loss before income tax expense of $756,000 for the three months ended June 30, 2013.  The reduction in net loss from $756,000 to net income before tax of $39,000 resulted primarily from increases in noninterest income of $110,000 and $179,000 in net interest income before provision for loan losses, and by decreases in our provision for loan losses of $175,000 and noninterest expense of $332,000.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the six months ended June 30, 2014, our loan portfolio decreased $3.2 million from the year-end balance.   We anticipate any growth in loans will result in growth in assets and net interest income.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At June 30, 2014, loans represented 67.6% of total assets, while securities and interest bearing deposits represented 20.5% of total assets.  While we plan to continue our focus on maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as loan demand regains ground and investment yields become more attractive on a relative basis.

At June 30, 2014, retail deposits represented $434.8 million, or 92.1% of total funding, which includes total deposits plus borrowings.  Borrowings represented $37.4 million, or 7.9% of total funding, and we had no wholesale deposits.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  We anticipate that our full service banking offices will assist us in meeting these objectives.  We believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income increased $597,000 as the result of an increase in investment portfolio revenue of $381,000, a decrease in funding costs of $485,000 and  partially offset by a decline in loan revenue of $251,000 as compared to the period ended June 30, 2013.  For the six months ended June 30, 2014, average interest-bearing liabilities exceeded average interest-earning assets by $22.1 million compared to average interest-earning liabilities exceeding average interest-bearing assets by $24.0 million for the six months ended June 30, 2013.

We have included a number of unaudited tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during the periods shown.  Similarly, the “Rate/Volume Analysis” tables help demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

Six Months Ended June 30, 2014 and 2013

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the six months ended June 30, 2014 and 2013, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
	Average Balance	Income/Expense	Yield/Rate(1)	Average Balance	Income/Expense	Yield/Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$12,823	$37	0.59%	$26,218	$55	0.42%
Taxable investment securities	80,157	871	2.19%	89,438	490	1.11%
Loans receivable(2)	330,033	7,974	4.87%	340,583	8,222	4.87%
Total earning assets	423,013	8,882	4.23%	456,239	8,767	3.88%

Nonearning assets:
Cash and due from banks	4,252			3,035
Mortgages held for sale	108			162
Premises and equipment, net	21,200			21,419
Other assets	39,675			40,469
Allowance for loan losses	(5,772)			(6,783)
Total nonearning assets	59,463			58,302
Total assets	$482,476			$514,541

Interest-bearing liabilities:
Interest bearing transaction accounts	$40,178	42	0.21%	$52,709	129	0.49%
Savings & money market	94,410	153	0.33%	106,527	258	0.49%
Time deposits less than $100,000	102,475	623	1.23%	105,993	671	1.28%
Time deposits greater than $100,000	170,521	1,120	1.32%	167,554	1,157	1.39%
Securities sold under repurchase agreement	10,000	221	4.46%	10,000	219	4.41%
Advances from FHLB	13,000	183	2.84%	21,641	240	2.24%
Junior subordinated debentures	14,434	234	3.27%	14,434	360	5.02%
ESOP borrowings	40	—	0.00%	1,198	27	4.55%
Federal funds purchased	6	—	0.00%	146	—	0.02%
Total interest-bearing liabilities	445,064	2,576	1.17%	480,202	3,061	1.29%

Noninterest-bearing liabilities:
Demand deposits	23,746			18,870
Other liabilities	7,201			6,227
Shareholders’ equity	6,465			9,242

Total liabilities and shareholders’ equity	$482,476			$514,541
Net interest income		$6,306			$5,706
Net interest spread			3.06%			2.59%
Net interest margin			3.01%			2.52%

(1) Annualized for the six month period.
(2) Includes nonaccruing loans

During the six months ended June 30, 2014, the net interest spread and net interest margin increased in comparison to the same period in 2013.  Our net interest spread was 3.06% and 2.59% for the six months ended June 30, 2014 and 2013, respectively. This increase in net interest spread was due to average earning assets yield increasing by 0.35% and the average rate on total funding decreasing by 0.12%.  Our net interest margin for the six months ended June 30, 2014 was 3.01%, compared to 2.52% for the six months ended June 30, 2013.  During the six months ended June 30, 2014, interest-earning assets averaged $423.0 million, compared to $456.2 million in the same period in 2013.  During the same periods, average interest-bearing liabilities were $445.1 million and $480.2 million, respectively.

Interest income for the six months ended June 30, 2014 was $8.9 million, consisting of $8.0 million on loans, $871,000 on investments, $15,000 on interest bearing balances and $22,000 in other interest income.  Interest income for the six months ended June 30, 2013 was $8.8 million, consisting of $8.2 million on loans, $490,000 on investments, $30,000 on interest bearing balances and $25,000 in other interest income. Interest and fees on loans represented 89.8% and 93.8% of total interest income for the six months ended June 30, 2014 and 2013, respectively. Income from investments, and interest bearing balances represented 10.0% and 5.9% of total interest income for the six months ended June 30, 2014 and 2013, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 78.0% and 74.7% of average interest-earning assets for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014, average earning assets were lower by $33.2 million for the same period in 2013.

Interest expense for the six months ended June 30, 2014 was $2.6 million, consisting of $1.9 million related to deposits, $221,000 related to securities sold under a repurchase agreement, $234,000 related to junior subordinated debentures, and $183,000 related to advances from the FHLB. Interest expense for the six months ended June 30, 2013 was $3.1 million, consisting of $2.2 million related to deposits, $219,000 related to securities sold under a repurchase agreement, $360,000 related to junior subordinated debentures, $240,000 related to advances from the FHLB and $27,000 related to ESOP borrowings.  Interest expense on deposits for the six months ended June 30, 2014 and 2013 represented 75.2% and 72.4% of total interest expense, respectively, while interest expense on borrowings represented 24.8% and 27.6%, respectively, of total interest expense.  During the six months ended June 30, 2014, average interest-bearing liabilities were lower by $35.1 million for the same period in 2013.

Net interest income, the largest component of our income, was $6.3 million and $5.7 million for the six months ended June 30, 2014 and 2013, respectively.  The increase of $600,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in an $112,000 increase in interest income and a $485,000 decrease in interest expense.

Three Months Ended June 30, 2014 and 2013

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended June 30, 2014 and 2013, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
	Average Balance	Income/Expense	Yield/Rate(1)	Average Balance	Income/Expense	Yield/Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing cash balances	$14,265	$20	0.55%	$15,213	$21	0.55%
Taxable investment securities	79,561	430	2.17%	92,824	310	1.34%
Loans receivable(2)	329,870	4,027	4.90%	341,516	4,133	4.85%
Total earning assets	423,696	4,477	4.24%	449,553	4,464	3.98%

Nonearning assets:
Cash and due from banks	3,499			2,939
Mortgages held for sale	82			247
Premises and equipment, net	21,249			21,328
Other assets	39,130			41,297
Allowance for loan losses	(5,508)			(6,838)
Total nonearning assets	58,452			58,973
Total assets	$482,148			$508,526

Interest-bearing liabilities:
Interest bearing transaction accounts	$38,291	20	0.21%	$52,951	52	0.40%
Savings & money market	97,304	84	0.35%	107,461	109	0.41%
Time deposits less than $100,000	101,048	312	1.24%	104,416	326	1.25%
Time deposits greater than $100,000	170,497	565	1.33%	166,735	573	1.38%
Securities sold under repurchase agreements	10,000	111	4.46%	10,000	109	4.37%
Advances from FHLB	13,000	93	2.87%	17,000	111	2.61%
Junior subordinated debentures	14,434	118	3.28%	14,434	178	4.95%
ESOP borrowings	—	—	0.00%	1,173	13	4.56%
Federal funds purchased	11	—	0.00%	10	—	0.00%
Total interest-bearing liabilities	444,585	1,303	1.18%	474,180	1,471	1.24%

Noninterest-bearing liabilities:
Demand deposits	24,573			19,410
Other liabilities	7,451			6,352
Shareholders’ equity	5,539			8,584

Total liabilities and shareholders’ equity	$482,148			$508,526
Net interest income		$3,174			$2,993
Net interest spread			3.06%			2.74%
Net interest margin			3.00%			2.67%

(1) Annualized for the three month period.
(2) Includes nonaccruing loans

During the three months ended June 30, 2014 the net interest spread and net interest margin increased in comparison to the previous period in 2013.  Our net interest spread was 3.06% and 2.74% for the three months ended June 30, 2014 and 2013, respectively. Our net interest margin for the three months ended June 30, 2014 was 3.00%, compared to 2.67% for the three months ended June 30, 2013.  During the three months ended June 30, 2014, interest-earning assets averaged $423.7 million, compared to $449.6 million in the same quarter of 2013.  During the same periods, average interest-bearing liabilities were $444.6 million and $474.2 million, respectively.

Interest income for the three months ended June 30, 2014 was $4.5 million, consisting of $4.0 million on loans, $431,000 on investments, and $9,000 on interest bearing balances.  Interest income for the three months ended June 30, 2013 was $4.5 million, consisting of $4.1 million on loans, $310,000 on investments, and $10,000 on interest bearing balances.  Interest and fees on loans represented 89.9% and 92.6% of total interest income for the three months ended June 30, 2014 and 2013, respectively.  Income from investments and interest bearing balances represented 9.8% and 7.2% of total interest income for the three months ended June 30, 2014 and 2013, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 77.9% and 76.0% of average interest-earning assets for the three months ended June 30, 2014 and 2013, respectively.

Interest expense for the three months ended June 30, 2014 was $1.3 million, consisting of $981,000 related to deposits, $111,000 related to securities sold under repurchase agreements, $118,000 related to junior subordinated debentures, and $93,000 related to FHLB advances.  Interest expense for the three months ended June 30, 2013 was $1.5 million, consisting of $1.1 million related to deposits, $109,000 related to securities sold under repurchase agreements, $178,000 related to junior subordinated debentures, $111,000 related to FHLB advances, and $13,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended June 30, 2014 and 2013 represented 75.3% and 72.1%, respectively, of total interest expense, while interest expense on borrowings represented 24.7% and 27.9%, respectively, of total interest expense for the three months ended June 30, 2014 and 2013, respectively.

Net interest income, the largest component of our income, was $3.2 million and $3.0 million for the three months ended June 30, 2014 and 2013, respectively.  The increase of $179,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $10,000 increase in interest income and a $169,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Six Months Ended June 30, 2014 vs. June 30, 2013				Six Months Ended June 30, 2013 vs. June 30, 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total	Volume	Rate	Rate/Volume	Total
	(in thousands)
Interest income
Loans	$(255)	$4	$—	$(251)	$(811)	$(842)	$43	$(1,610)
Taxable investment securities	(51)	481	(50)	380	127	(575)	(76)	(524)
Interest bearing cash balances	(28)	22	(11)	(17)	8	(43)	37	2
Total interest income	(334)	507	(61)	112	(676)	(1,460)	4	(2,132)

Interest expense
Deposits	(100)	(186)	8	(278)	(13)	(466)	7	(472)
Junior subordinated debentures	—	(126)	—	(126)	—	(13)	(2)	(15)
Advances from FHLB	(96)	65	(26)	(57)	(110)	75	(28)	(63)
Securities sold under repurchase agreements	—	3	—	3	(214)	10	(6)	(210)
ESOP borrowings	(26)	(27)	26	(27)	(5)	—	—	(5)
Total interest expense	(222)	(271)	8	(485)	(342)	(394)	(29)	(765)

Net interest income	$(112)	$778	$(69)	$597	$(334)	$(1,066)	$33	$(1,367)

	Three Months Ended June 30, 2014 vs. June 30, 2013				Three Months Ended June 30, 2013 vs. June 30, 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total	Volume	Rate	Rate/Volume	Total
	(in thousands)
Interest income
Loans	$(141)	$33	$(1)	$(109)	$(302)	$(182)	$25	$(459)
Taxable investment securities	(45)	192	(27)	120	33	(284)	(15)	(266)
Interest bearing cash balances	(1)	—	—	(1)	(8)	16	(7)	1
Total interest income	(187)	225	(28)	10	(277)	(450)	3	(724)

Interest expense
Deposits	(46)	(36)	2	(80)	4	(245)	2	(239)
Junior subordinated debentures	—	(60)	—	(60)	—	(8)	—	(8)
Advances from FHLB	(26)	10	(3)	(19)	(76)	69	(34)	(41)
Securities sold under repurchase agreements	—	3	—	3	(108)	1	—	(107)
ESOP borrowings	(13)	(13)	13	(13)	(2)	—	—	(2)
Total interest expense	(85)	(96)	12	(169)	(182)	(183)	(32)	(397)

Net interest income	$(102)	$321	$(40)	$179	$(95)	$(267)	$35	$(327)

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

Six Months Ended June 30, 2014 and 2013

Included in the statement of operations for the six months ended June 30, 2014 and 2013 is a noncash expense related to the provision for loan losses of $71,000 and $390,000, respectively.   The allowance for loan losses was approximately $5.1 million and $6.6 million as of June 30, 2014 and 2013, respectively. The allowance for loan losses as a percentage of gross loans was 1.57% at June 30, 2014 and 1.94% at June 30, 2013. At June 30, 2014, we had 45 nonperforming loans totaling approximately $12.2 million. At June 30, 2013, we had 56 nonperforming loans totaling approximately $21.9 million.  Net charge offs amounted to approximately $948,000 and $529,000 for the six months ended June 30, 2014 and 2013, respectively.  The decrease in the allowance for the six months ended June 30, 2014 when compared to the same period in 2013, relates to our decision to decrease the allowance in response to the improving credit environment as evidenced by a decrease of $9.7 million in nonperforming loans.

Three Months Ended June 30, 2014 and 2013

Included in the statement of operations for the three months ended June 30, 2014 and 2013 is a noncash expense related to the provision for loan losses of $30,000 and $205,000, respectively. The decrease in the provision for the three months ended June 30, 2014 relates to our decision to decrease the allowance in response to the improving credit environment as stated above.

Noninterest Income

The following table sets forth information related to our noninterest income during the six and three months ended June 30, 2014 and 2013:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Service fees on deposit accounts	$19	$19	$9	$9
Residential mortgage origination income	63	94	28	58
Loss on sale of investment securities	—	(128)	—	(135)
Other service fees and commissions	251	248	143	136
Bank owned life insurance	212	217	107	109
Loss on extinguishment of debt	—	(44)	—	—
Other	4	4	2	2
Total noninterest income (loss)	$549	$410	$289	$179

Six Months Ended June 30, 2014 and 2013

Noninterest income for the six months ended June 30, 2014 was $549,000, an increase of $139,000 compared to noninterest income of during the same period in 2013.  The change was primarily attributable to losses on sales of investment securities of zero versus losses of $128,000 for the same period ended June 30, 2013.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination income was $63,000 and $94,000 for the six months ended June 30, 2014 and 2013, respectively.  The decrease of $31,000 in 2014 related primarily to a decrease in volume in the mortgage department during the first half of 2014.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Service fees on deposit accounts were $19,000 for the six months ended June 30, 2014 and 2013. Other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $3,000 to $251,000 for the six months ended June 30, 2014 when compared to the same period in 2013.

We also earned $212,000 and $217,000 in noninterest income received from bank owned life insurance for the six months ended June 30, 2014 and 2013, respectively.  Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $4,000 for the six months ended June 30, 2014 and 2013.  We also incurred a $44,000 charge for retiring an FHLB note early during the six months ended June 30, 2013.

Three Months Ended June 30, 2014 and 2013

Noninterest income for the three months ended June 30, 2014 was $289,000 compared to $179,000 during the same period in 2013.  The change was primarily attributable to losses on sales of investment securities of zero versus losses of $135,000 for the same period ending June 30, 2013.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination income was $28,000 and $58,000 for the three months ended June 30, 2014 and 2013, respectively.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $9,000 for the three months ended June 30, 2014 and 2013. Other service fees, commissions, and the fee income received from customer NSF transactions increased $7,000 to $143,000 for the three months ended June 30, 2014, when compared to the same period in 2013.

We also earned $107,000 and $109,000 in noninterest income received from bank owned life insurance for the three months ended June 30, 2014 and 2013, respectively. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $2,000 for the three months ended June 30, 2014 and 2013.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the six and three months ended June 30, 2014 and 2013:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Salaries and benefits	$2,977	$2,996	$1,476	$1,536
Occupancy	735	829	366	417
Furniture and equipment expense	503	426	260	217
Other real estate owned expense	265	367	63	201
Professional fees	667	678	311	549
Advertising and marketing	92	114	70	89
Insurance	210	202	105	100
FDIC Assessment	545	560	268	291
Data processing and related costs	431	375	244	191
Telephone	102	105	50	53
Postage	5	5	2	3
Office supplies, stationery and printing	48	41	24	19
Other loan related expense	92	221	50	65
Other	205	107	105	-6
Total noninterest expense	$6,877	$7,026	$3,394	$3,725

Six Months Ended June 30, 2014 and 2013

We incurred noninterest expense of $6.9 million for the six months ended June 30, 2014 compared to $7.0 million for the six months ended June 30, 2013.  The $102,000 decrease in other real estate owned expense, the $129,000 decrease in other loan expenses, and the $77,000 increase in furniture and equipment expenses primarily accounted for the $149,000 decrease in noninterest expense for the six months ended June 30, 2014 compared to the same period in 2013.  The other real estate expense was lower due to fewer write-downs and the other loan expense was lower due to reduced property tax expense as a result of our lower level of non-performing assets during the six months ended June 30, 2014.

Salaries and employee benefits expense was $3.0 million for the six months ended June 30, 2013 and 2012, respectively.  These expenses represented 43.3% and 42.6% of our total noninterest expense for the six months ended June 30, 2014 and 2013, respectively.

Data processing and related costs increased $56,000 for the six months ended June 30, 2014 compared to the same period in 2013.  These expenses were $431,000 and $375,000 for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014, our data processing costs for our core processing system were $390,000 compared to $349,000 for the six months ended June 30, 2013.

Three Months Ended June 30, 2014 and 2013

We incurred noninterest expense of approximately $3.4 million for the three months ended June 30, 2014 compared to $3.7 million for the three months ended June 30, 2013.  The $138,000 decrease in other real estate owned expense, the $238,000 decrease in professional fees, and the $53,000 increase in data processing expenses primarily accounted for the decrease in noninterest expense for the three months ended June 30, 2014 compared to the same period in 2013.  The decrease in professional fees is primarily related to the reduction of our non-accruing loan portfolio and any associated legal costs.  The other real estate expense was lower due to fewer write-downs and professional fees were lower due to reduced legal expense as the result of our lower level of non-performing assets during the three months ended June 30, 2014.

Salaries and employee benefits expenses were approximately $1.5 million for the three months ended June 30, 2014 and 2013.  These expenses represented 43.5% and 41.2% of our total noninterest expense for the three months ended June 30, 2014 and 2013, respectively.

Data processing and related costs increased approximately $53,000 for the three months ended June 30, 2014 compared to the same period in 2013.  These expenses were $244,000 and $191,000 for the three months ended June 30, 2014 and 2013, respectively.  During the three months ended June 30, 2014, our data processing costs for our core processing system were $223,000 compared to $179,000 for the three months ended June 30, 2013.

Income Tax Expense

Six Months Ended June 30, 2014 and 2013

We incurred income tax expense of $8,000 for the six months ended June 30, 2014 compared to zero for the same period in 2013.  Management has determined that it is not likely that the deferred tax asset related to continuing operations at June 30, 2014 will be realized, and accordingly, has established a full valuation allowance.

Three Months Ended June 30, 2014 and 2013

We incurred income tax expense of $8,000 for the three months ended June 30, 2014 compared to zero for the same period in 2013.    Management has determined that is not likely that the deferred tax asset related to continuing operations at June 30, 2014 will be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At June 30, 2014, we had total assets of $485.2 million, consisting principally of $327.9 million in loans, $83.4 million in available for sale investment securities, $21.1 million in net premises, furniture and equipment, $14.8 million in interest bearing balances and $5.4 million in cash and due from banks.  Our liabilities at June 30, 2014 totaled $479.6 million, consisting principally of $434.8 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, and $13.0 million in FHLB advances.   At June 30, 2014, our shareholders’ equity was approximately $5.6 million.

Investments

At June 30, 2014, the $83.4 million in our available-for-sale investment securities portfolio represented approximately 17.2% of our total assets compared to $80.8 million, or 16.6% of total assets, at December 31, 2013.  At June 30, 2014, we held U.S. treasuries, U.S. government agency securities, government sponsored enterprises, small business administration securities, municipal and mortgage-backed securities with a fair value of $83.4 million and an amortized cost of $86.6 million for a net unrealized loss of $3.2 million.  During the first half of 2014, we utilized the investment portfolio to provide additional income and to absorb liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$—	—%	$990	1.49%	$5,600	3.05%	$6,590	2.83%
US Treasuries	—	—%	2,961	1.15%	—	—%	—	—%	2,961	1.15%
SBA loan pools	—	—%	—	—%	957	2.15%	10,182	2.07%	11,139	2.08%
Mortgage-backed securities	—	—%	—	—%	136	0.94%	62,525	2.01%	62,661	2.01%
Total	$—	—%	$2,961	1.15%	$2,083	1.76%	$78,307	2.09%	$83,351	2.04%

Contractual maturities and yields on our investments at June 30, 2014 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

At June 30, 2014, our investments included United States treasuries with amortized costs of approximately $3.0 million, government sponsored enterprises with amortized costs of approximately $6.9 million, small business administration surety bonds with amortized costs of approximately $11.7 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $15.0 million, $20.7 million and $29.3 million, respectively.

Other nonmarketable equity securities at June 30, 2014 consisted of Federal Home Loan Bank stock with a cost of $1.0 million and other investments of approximately $61,500.

The amortized costs and the fair value of our investments at June 30, 2014 and December 31, 2013 are shown in the following table.

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$6,939	$6,590	$6,939	$6,321
US Treasuries	2,961	2,961	—	—
SBA loan pools	11,726	11,139	12,093	11,275
Mortgage-backed securities	64,967	62,661	67,143	63,244
Total	$86,593	$83,351	$86,175	$80.840

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at June 30, 2014 and December 31, 2013 were $330.0 million and $339.6 million, respectively.  Gross loans outstanding at June 30, 2014 and December 31, 2013 were $327.9 million and $331.1 million, respectively.

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

The following table summarizes the composition of our loan portfolio at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$22,618	6.9%	$22,474	6.8%

Real Estate
Mortgage	253,767	77.4%	255,091	77.1%
Construction	48,561	14.8%	51,289	15.4%
Total real estate	302,328	92.2%	306,380	92.5%
Consumer Consumer	3,032	0.9%	2,325	0.7%
Total Gross Loans	327,978	100.0%	331,179	100.0%
Deferred origination fees, net	(84)	(0.0%)	(90)	(0.0%)
Total gross loans, net of deferred fees	327,894	100.0%	331,089	100.0%
Less – allowance for loan losses	(5,149)		(6,026)
Total loans, net	$322,745		$325,063

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2014:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$6,674	$14,301	$1,643	$22,618
Real estate	56,097	200,164	46,067	302,328
Consumer	1,640	1,321	71	3,032
Deferred origination fees, net	(7)	(73)	(4)	(84)
Total gross loans, net of deferred fees	$64,404	$215,713	$47,777	$327,894

Gross loans maturing after one year with:
Fixed interest rates				$192,600
Floating interest rates				70,967
Total				$263,567

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2014 and 2013.

	2014	2013
	(dollars in thousands)
Balance, beginning of year	$6,026	$6,727
Charge offs, Commercial and Industrial	(474)	(301)
Charge offs, Real Estate Mortgage	(384)	(701)
Charge offs, Real Estate Construction	(219)	(470)
Charge offs, Consumer	(3)	(24)
Recoveries, Commercial and Industrial	7	11
Recoveries, Real Estate Mortgage	82	417
Recoveries, Real Estate Construction	19	530
Recoveries, Consumer	24	9
Provision for loan losses	71	390
Balance, end of period	$5,149	$6,588

Total loans outstanding at end of period	$327,894	$340,364
Allowance for loan losses to gross loans	1.57%	1.94%
Net charge-offs to average loans	0.29%	0.16%

Nonperforming Assets

The following table sets forth our nonperforming assets at June 30, 2014 and December 31, 2013:

	2014	2013
	(dollars in thousands)
Nonaccrual loans	$12,221	$14,043
Other real estate owned	16,962	18,693
Total nonperforming assets	$29,183	$32,736

Nonperforming assets to total assets	6.01%	6.73%

The Bank had 45 loans on non-accrual status at June 30, 2014, totaling $12.2 million and 44 loans on non-accrual status totaling $14.0 million at December 31, 2013.  Of the 45 loans on non-accrual status at June 30, 2014, it is anticipated that 35 loans totaling approximately $6.8 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional 5 loans amounting to approximately $2.2 million are expected to be paid down or paid in full, and 5 loans totaling approximately $3.2 million are expected to move back to an accruing status. At June 30, 2014 and December 31, 2013, the allowance for loan losses was $5.1 million and $6.0 million, respectively, or 1.57% and 1.82%, respectively, of outstanding loans.   At June 30, 2014 the Bank had 60 impaired loans totaling $24.5 million, which is a decrease of $5.9 million when compared to the year ended December 31, 2013.  This decrease was primarily related to one loan that was renewed at current terms, and multiple loan payoffs.   We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.

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

As of June 30, 2014, we had 23 loans with a current principal balance of $12.7 million on the watch list compared to 36 loans with a current principal balance of $18.6 million at December 31, 2013.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either move it to “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $3.9 million at June 30, 2014 as compared to $4.3 million at December 31, 2013.  Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned.  At June 30, 2014, there were no loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended June 30, 2014 and December 31, 2013, the gross interest that we would have recorded if the loans were had been in current status was $42,000 and $276,000 respectively.  Forgone interest income on impaired loans was $103,000 and $238,000 during the periods ended June 30, 2014 and December 31, 2013.

Deposits

Our primary source of funds for loans and investments is our deposits.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We no longer have any brokered or wholesale deposits.  Our loan-to-deposit ratio was 75.4% and 75.8% at June 30, 2014 and December 31, 2013, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2014 and the year ended December 31, 2013.

	June 30, 2014		December 31, 2013
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$23,746	—%	$20,666	—%
Interest bearing demand deposits	40,178	0.21%	49,957	0.39%
Savings and money market accounts money	94,410	0.33%	103,641	0.41%
Time deposits less than $100,000	102,475	1.23%	104,943	1.25%
Time deposits greater than $100,000	170,521	1.32%	168,166	1.37%
Total deposits	$431,330	0.91%	$447,373	0.95%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Three months or less	$16,522	$17,364
Over three through six months	23,314	24,816
Over six though twelve months	41,894	28,718
Over twelve months	86,628	101,598
Total	$168,358	$172,496

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the six months ended June 30, 2014 and the year ended December 31, 2013, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending Balance	Period End Rate	Maximum Month End Balance	Balance	Rate
	(dollars in thousands)
At or for the six months ended June 30, 2014:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.46%
Advances from FHLB	13,000	2.83%	13,000	13,000	2.84%
Junior subordinated debentures	14,434	3.20%	14,434	14,434	3.27%
ESOP borrowings	—	—%	—	40	—%
Federal funds purchased	—	—%	—	—	—%

At or for the year ended December 31, 2013:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.44%
Advances from FHLB	13,000	2.83%	24,000	18,205	2.44%
Junior subordinated debentures	14,434	3.21%	14,434	14,434	4.13%
ESOP borrowings	600	4.50%	1,225	983	4.76%
Federal funds purchased	—	—%	—	3	0.46%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At June 30, 2014, we had $13.0 million in total advances and lines from the FHLB with a remaining credit availability of $57.6 million and an excess lendable collateral value of approximately $1.6 million.  We also have credit availability through the Federal Reserve Discount Window.   As of June 30, 2014, $66,000 was available, based on qualifying collateral.   The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $5.6 million at June 30, 2014 and $5.0 million at December 31, 2013.  The difference is attributable to the amount of preferred stock dividend accrued of $599,000, an increase of $1.3 million in the fair value of available-for-sale securities, and by net loss of $101,000 for the six month period ended June 30, 2014.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six months ended June 30, 2014 and the year ended December 31, 2013.

	June 30, 2014	December 31, 2013
Return on average assets	(0.04%)	(0.20%)
Return on average equity	(3.15%)	(13.71%)
Equity to assets ratio	1.34%	1.47%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of June 30, 2014, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at June 30, 2014 and December 31, 2013.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.	June 30,	December 31,
	2014	2013
Leverage ratio	2.10%	2.25%
Tier 1 risk-based capital ratio	2.82%	3.05%
Total risk-based capital ratio	5.64%	6.10%

The following table sets forth the Bank’s various capital ratios at June 30, 2014 and December 31, 2013.

Tidelands Bank	June 30,	December 31,
	2014	2013
Leverage ratio	5.64%	5.48%
Tier 1 risk-based capital ratio	7.56%	7.40%
Total risk-based capital ratio	8.81%	8.66%

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2014, unfunded commitments to extend credit were $16.4 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2014, there were commitments totaling approximately $119,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

At June 30, 2014 and December 31, 2013, our liquid assets, which consist of cash and due from banks, amounted to $20.3 million and $19.3 million, or 4.2% and 4.0% of total assets, respectively.  Our available-for-sale securities at June 30, 2014 and December 31, 2013 amounted to $83.4 million and $80.8 million, or 17.2% and 16.6% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $20.1 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At June 30, 2014, we had $13.0 million in total advances and lines from the FHLB with a remaining credit availability of $57.6 million and an excess lendable collateral value of approximately $1.6 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $66,000 secured by securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2014.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 3, 2014, an action was filed in the United States District Court for the District of South Carolina, Charleston Division, on behalf of Tidelands Bancshares, Inc. and Tidelands Bank (“Tidelands”) against Mr. Coffee.  In this action for declaratory judgment,  Tidelands seeks a declaration by the court that 12. U.S.C §1828(k)(4)(A)(ii) and FDIC Rules 359.1(f)(1)(ii) (12 C.F.R. §359.1(f)(1)(ii) and 303.10(c) (12 C.F.R §10(c) were the applicable statute and regulatory provision governing the definition, regulation and prohibition of “golden parachute payments” on or about May 1, 2008, the time of Mr. Coffee’s termination by Tidelands.  Further,  that pursuant to other applicable regulations, Tidelands was in a “troubled condition” at the time it terminated Mr. Coffee, and as a result of the applicable statutes and regulations, Tidelands is prohibited from making any severance payments arising under its Employment Agreement with Mr. Coffee, as sought by Mr. Coffee in the state court action.

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

Per the FRB Written Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments.  Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date.  Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  The dividend payment that was deferred in May, 2012 was the seventh missed dividend payment.  Consequently, the Treasury has appointed an observer to the Board. At June 30, 2014, we had unpaid TARP preferred stock dividends in arrears of $3,131,297.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101
The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 5, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2014 and 2013, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the six month periods ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: August 5, 2014	By:	/s/ Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2014		/s/ John D. Dalton
John D. Dalton, Controller and Vice President
(Principal Financial and Accounting Officer)

Item 6. Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101
The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 5, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2014 and 2013, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the six month periods ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.