Form 10-Q
period 2014-09-30
TIDELANDS BANCSHARES INC
filed 2014-11-12
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated (do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of November 12, 2014.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Item 1. Financial Statements
Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
Assets:	2014	2013
	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$3,501,224	$4,079,965
Interest bearing balances	15,869,502	15,198,532
Total cash and cash equivalents	19,370,726	19,278,497
Securities available-for-sale	83,844,554	80,839,795
Nonmarketable equity securities	903,400	1,276,400
Total securities	84,747,954	82,116,195
Loans receivable	323,334,862	331,088,969
Less allowance for loan losses	5,145,291	6,026,110
Loans, net	318,189,571	325,062,859
Premises, furniture and equipment, net	20,888,278	21,061,882
Accrued interest receivable	1,339,873	1,501,379
Bank owned life insurance	16,176,479	15,855,148
Other real estate owned	18,965,215	18,692,607
Other assets	2,254,964	3,195,703
Total assets	$481,933,060	$486,764,270

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$28,355,928	$21,388,282
Interest-bearing transaction accounts	36,757,700	44,740,415
Savings and money market accounts	101,785,597	92,459,062
Time deposits $100,000 and over	167,729,000	172,496,459
Other time deposits	100,356,488	105,839,263
Total deposits	434,984,713	436,923,481

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	9,000,000	13,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	—	600,000
Accrued interest payable	3,153,993	2,692,018
Other liabilities	4,951,797	4,146,321
Total liabilities	476,524,503	481,795,820

Commitments and contingencies-Note 5,14, and 19

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding	14,448,000	14,448,000
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176
shares issued and outstanding	42,772	42,772
Common stock-warrant, 571,821 shares outstanding	1,112,248	1,112,248
Unearned ESOP shares	—	(1,183,898)
Capital surplus	41,550,104	42,708,140
Retained deficit	(49,896,066)	(48,851,197)
Accumulated other comprehensive loss	(1,848,501)	(3,307,615)
Total shareholders’ equity	5,408,557	4,968,450
Total liabilities and shareholders’ equity	$481,933,060	$486,764,270

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the nine and three months ended September 30, 2014 and 2013
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$11,969,829	$12,475,791	$3,996,065	$4,250,821
Securities available for sale, taxable	1,252,763	878,909	381,658	388,647
Interest bearing deposits	26,254	40,289	11,306	10,147
Other interest income	31,942	33,472	9,503	8,799
Total interest income	13,280,788	13,428,461	4,398,532	4,658,414
Interest expense:
Time deposits $100,000 and over	1,684,125	1,729,879	564,330	572,756
Other deposits	1,249,235	1,503,317	431,300	444,945
Other borrowings	962,238	1,200,978	323,830	355,050
Total interest expense	3,895,598	4,434,174	1,319,460	1,372,751
Net interest income	9,385,190	8,994,287	3,079,072	3,285,663
Provision for loan losses	71,000	435,000	—	45,000
Net interest income after provision for loan losses	9,314,190	8,559,287	3,079,072	3,240,663
Noninterest income:
Service charges on deposit accounts	27,754	28,845	9,041	9,725
Residential mortgage origination income	137,803	123,752	74,739	29,885
Loss on sale of securities available-for-sale	—	(128,177)	—	—
Other service fees and commissions	381,565	367,564	131,029	119,703
Increase in cash surrender value of BOLI	321,331	325,859	109,048	109,227
Loss on extinguishment of debt	—	(43,725)	—	—
Other	7,150	6,648	3,112	2,367
Total noninterest income	875,603	680,766	326,969	270,907
Noninterest expense:
Salaries and employee benefits	4,460,468	4,474,141	1,483,857	1,478,551
Net occupancy	1,121,605	1,238,333	387,002	408,934
Furniture and equipment	757,444	647,991	254,787	221,690
Other real estate owned expense, net	264,092	451,042	(1,135)	84,475
Other operating	3,620,435	3,342,766	1,222,724	934,628
Total noninterest expense	10,224,044	10,154,273	3,347,235	3,128,278
Income (loss) before income taxes	(34,251)	(914,220)	58,806	383,292
Income tax expense	16,000	—	8,000	—
Net income (loss)	(50,251)	(914,220)	50,806	383,292
Accretion of preferred stock to redemption value	—	189,714	—	63,238
Preferred dividends accrued	994,618	697,182	395,534	207,045
Net income (loss) available to common shareholders	$(1,044,869)	$(1,801,116)	$(344,728)	$113,009
Comprehensive Income (loss):
Net income (loss)	(50,251)	(914,220)	50,806	383,292
Unrealized gain (loss) on securities available for sale	2,353,410	(5,000,958)	260,494	(2,052,565)
Reclassification adjustment for realized loss on securities	—	128,177	—	—
Tax effect	(894,296)	1,851,657	(98,988)	779,975
Comprehensive income (loss)	$1,408,863	$(3,935,344)	$212,312	$(889,298)

Basic income (loss) per common share	$(0.25)	$(0.43)	$(0.08)	$0.03
Diluted income (loss) per common share	$(0.25)	$(0.43)	$(0.08)	$0.03
Weighted average common shares outstanding
Basic	4,210,000	4,164,971	4,220,991	4,168,350
Diluted	4,210,000	4,164,971	4,220,991	4,168,350

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2014 and 2013
(Unaudited)

									Accumulated
			Common			Unearned			other
	Preferred Stock		Stock	Common Stock		ESOP	Capital	Retained	Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	Deficit	income (loss)	Total
Balance, December 31, 2012	14,448	$14,195,052	$1,112,248	4,277,176	$42,772	$(1,562,049)	$43,073,284	$(46,672,617)	$(8,561)	$10,180,129
Repayment of ESOP borrowings							(365,144)			(365,144)
Preferred stock, dividend accrued								(697,182)		(697,182)
Accretion of discount on preferred stock		189,714						(189,714)		—
Allocation of unearned ESOP shares						378,151				378,151
Net loss								(914,220)		(914,220)
Other comprehensive loss									(3,021,124)	(3,021,124)

Balance, September 30, 2013	14,448	$14,384,766	$1,112,248	4,277,176	$42,772	$(1,183,898)	$42,708,140	$(48,473,733)	$(3,029,685)	$5,560,610

Balance, December 31, 2013	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$(1,183,898)	$42,708,140	$(48,851,197)	$(3,307,615)	$4,968,450
Repayment of ESOP borrowings							(1,158,036)			(1,158,036)
Preferred stock, dividend accrued								(994,618)		(994,618)
Allocation of unearned ESOP shares						1,183,898				1,183,898
Net loss								(50,251)		(50,251)
Other comprehensive income									1,459,114	1,459,114

Balance, September 30, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(49,896,066)	$(1,848,501)	$5,408,557

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(50,251)	$(914,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	71,000	435,000
Depreciation and amortization expense	858,899	803,786
Discount accretion and premium amortization	302,391	870,277
Decrease in residential mortgages held-for-sale	—	21,000
Decrease in accrued interest receivable	161,506	208,092
Increase in accrued interest payable	461,975	457,095
Increase in cash surrender value of life insurance	(321,331)	(325,859)
Loss on extinguishment of debt	—	43,725
Gain from sale of real estate	(221,596)	(54,347)
Loss from sale of securities available-for-sale	—	128,177
Decrease in carrying value of other real estate owned	85,500	170,065
Decrease in other assets	46,440	148,117
Increase in other liabilities	(189,141)	(457,731)
Net cash provided by operating activities	1,205,392	1,533,177
Cash flows from investing activities:
Purchases of securities available-for-sale	(8,094,304)	(48,311,652)
Proceeds from sales of securities available-for-sale	—	10,212,122
Proceeds from calls, maturities, and paydowns of securities available-for-sale	7,513,565	32,213,424
Net decrease in loans receivable	3,016,912	73,264
Purchase of premises, furniture and equipment, net	(685,295)	(250,322)
Proceeds from sale of other real estate owned	3,648,865	4,395,688
Net cash provided (used) by investing activities	5,399,743	(1,667,476)
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	8,311,466	721,848
Net decrease in certificates of deposit and other time deposits	(10,250,234)	(8,166,544)
Repayment of FHLB advances	(4,000,000)	(21,000,000)
Repayment of ESOP borrowings	(600,000)	(625,000)
Decrease in unearned ESOP shares	25,862	13,007
Net cash used by financing activities	(6,512,906)	(29,056,689)
Net increase (decrease) in cash and cash equivalents	92,229	(29,190,988)
Cash and cash equivalents, beginning of period	19,278,497	45,388,968
Cash and cash equivalents, end of period	$19,370,726	$16,197,980

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$3,433,623	$3,977,079
Transfer of loans to foreclosed assets	$3,785,377	$1,925,446
Preferred stock-dividends accrued	$994,618	$697,182
Change in unrealized gain (loss) on securities available for sale	$2,353,410	$(3,021,124)

See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The consolidated financial statements, as of September 30, 2014 and for the interim periods ended September 30, 2014 and 2013, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the nine and three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The financial information as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2013 Annual Report on Form 10-K.

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

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less estimated costs to sell, if the loan is collateral dependent.  When management determines that a loan is impaired, the difference between the Company’s investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, less estimated costs to sell, is generally charged off with a corresponding entry to the allowance for loan losses.  The accrual of interest is discontinued on an impaired loan when management determines the borrower may be unable to meet payments as they become due.

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

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio.  The Company’s judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which the Company believes to be reasonable, but which may or may not prove to be accurate.  The Company’s determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the Company’s overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, the Company’s historical loan loss experience, and a review of specific problem loans.  The Company also considers subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Loans which are deemed to be uncollectible are charged off and deducted from the allowance.  The provision for loan losses and recoveries of loans previously charged off are added to the allowance.  Our analysis in accordance with generally accepted accounting principles (“GAAP”) indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

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

Employee Stock Ownership Plan - The Company established the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of all eligible employees and their beneficiaries subject to authority to amend, from time to time, or terminate, the ESOP.  The ESOP is primarily designed to invest in common stock of the Company and is permitted to purchase Company common stock with contributions to the ESOP made by the Company.  Also, the ESOP is permitted to borrow money and use the loan proceeds to purchase Company common stock.  The money and Company common stock in the ESOP is intended to grow tax free until retirement, death, permanent disability or other severance of employment with the Company.  When an employee retires, he/she will receive the value of the accounts that have been set up for the contributions to the ESOP.  An employee may also be eligible for benefits in the event of death, permanent disability or other severance from employment with the Company.  The employee must pay taxes when the money is paid following one of these events or any other distributable event described in the ESOP.

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

Statements of Cash Flows - For purposes of reporting cash flows in the consolidated financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

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

In January 2014, the FASB amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2
					Level 3
Financial Assets:
Cash and due from banks	$3,501,224	$3,501,224	$3,501,224	$—	$—
Interest bearing balances	15,869,502	15,869,502	15,869,502	—	—
Securities available-for-sale	83,844,554	83,844,554	4,441,406	79,403,148	—
Nonmarketable equity securities	903,400	903,400	—	—	903,400
Loans receivable	323,334,862	322,124,000	—	297,569,618	24,554,382

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$166,899,225	$166,899,225	$—	$166,899,225	$—
Certificates of deposit and other time deposits	268,085,488	267,584,000	—	267,584,000	—
Securities sold under agreements to repurchase	10,000,000	10,821,000	—	10,821,000	—
Advances from Federal Home Loan Bank	9,000,000	9,241,000	—	9,241,000	—
Junior subordinated debentures	14,434,000	14,431,988	—	—	14,431,988

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$4,079,965	$4,079,965	$4,079,965	$—	$—
Interest bearing balances	15,198,532	15,198,532	15,198,532	—	—
Securities available-for-sale	80,839,795	80,839,795	—	80,839,795	—
Nonmarketable equity securities	1,276,400	1,276,400	—	—	1,276,400
Loans receivable	331,088,969	330,988,000	—	302,859,388	28,128,612

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$158,587,759	$158,587,759	$—	$158,587,759	$—
Certificates of deposit and other time deposits	278,335,722	276,981,000	—	276,981,000	—
Securities sold under agreements to repurchase	10,000,000	11,105,000	—	11,105,000	—
Advances from Federal Home Loan Bank	13,000,000	13,283,000	—	13,283,000	—
Junior subordinated debentures	14,434,000	14,431,516	—	—	14,431,516
ESOP borrowings	600,000	600,000	—	600,000	—

	September 30, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$19,110,823	$—	$13,747,105	$—
Letters of credit	539,440	—	377,923	—

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

Other Real Estate Owned (OREO)

Other real estate owned is adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, less estimated costs to sell.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the other real estate owned as non-recurring Level 3.

Assets measured at fair value on a recurring basis are as follows as of September 30, 2014 and December 31, 2013:

September 30, 2014	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
US Treasuries	$4,441,406	$—	$—
Government sponsored enterprises	—	8,644,687	—
Mortgage-backed securities	—	59,641,096	—
SBA loan pools	—	11,117,365	—
Total available-for-sale investment securities	$4,441,406	$79,403,148	$—

December 31, 2013
Government sponsored enterprises	$—	$6,321,349	$—
Mortgage-backed securities	—	63,243,219	—
SBA loan pools	—	11,275,227	—
Total available-for-sale investment securities	$—	$80,839,795	$—

Assets measured at fair value on a non-recurring basis are as follows as of September 30, 2014 and December 31, 2013:

September 30, 2014	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$24,554,382
Other real estate owned	—	—	18,965,215
Total	$—	$—	$43,519,597
December 31, 2013
Impaired loans	$—	$—	$28,128,612
Other real estate owned	—	—	18,692,607
Total	$—	$—	$46,821,219

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(Dollars in thousands)	Fair Value as of September 30, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$18,965,215	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs
Impaired loans	$24,554,382	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances on hand in order to meet reserve requirements determined by the Federal Reserve.  At September 30, 2014 and December 31, 2013, the Bank did not need a deposit on hand with the Federal Reserve Bank to meet this requirement. At September 30, 2014, the Bank had $1.3 million in actual currency and cash on hand, $2.2 million in due from non-interest bearing balances and $15.9 million in due from interest bearing balances.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
September 30, 2014	Cost	Gains	Losses	Fair Value
US Treasuries	$4,457,934	$—	$16,528	$4,441,406
Government-sponsored enterprises	8,919,172	—	274,485	8,644,687
Mortgage -backed securities	61,844,041	21,218	2,224,163	59,641,096
SBA loan pools	11,604,859	—	487,494	11,117,365
Total	$86,826,006	$21,218	$3,002,670	$83,844,554

December 31, 2013
Government-sponsored enterprises	$6,939,019	$—	$617,670	$6,321,349
Mortgage -backed securities	67,142,922	12,791	3,912,494	63,243,219
SBA loan pools	12,092,717	—	817,490	11,275,227
Total	$86,174,658	$12,791	$5,347,654	$80,839,795

The amortized cost and estimated fair values of investment securities at September 30, 2014, by contractual maturity dates, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	7,447,811	7,410,893
Due after five years through ten years	971,526	944,133
Due after ten years	16,562,628	15,848,432
Subtotal	24,981,965	24,203,458
Mortgage-backed securities	61,844,041	59,641,096
Total Securities	$86,826,006	$83,844,554

At September 30, 2014 and December 31, 2013, investment securities with market values of $19,406,195 and $13,835,140 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled zero for the nine months ended September 30, 2014. There were no realized gains or losses on the sale of investment securities for the nine months ended September 30, 2014.  Gross proceeds from the sale of investment securities totaled $26,187,123 for the nine months ended September 30, 2013. The gross realized gain on the sale of investment securities totaled $12,833 with gross realized losses of $141,010 resulting in a net realized loss of $128,177 for the nine months ended September 30, 2013.  There were no proceeds from the sale of investment securities for the three months ended September 30, 2014 and 2013, respectively.  The cost of investments sold is determined using the specific identification method.

The following table shows gross unrealized losses and fair value, for securities available-for-sale, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2014
US Treasuries	$4,441,406	$16,528	$—	$—	$4,441,406	$16,528
Government-sponsored enterprises	1,979,488	1,226	6,665,199	273,259	8,644,687	274,485
Mortgage -backed securities	3,739,039	6,098	52,118,537	2,218,065	55,857,576	2,224,163
SBA loan pools	—	—	11,117,365	487,494	11,117,365	487,494
	$10,159,933	$23,852	$69,901,101	$2,978,818	$80,061,034	$3,002,670

	Less than Twelve months		Twelve months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2013
Government-sponsored enterprises	$6,321,349	$617,670	$—	$—	$6,321,349	$617,670
Mortgage -backed securities	46,893,696	2,674,113	14,334,739	1,238,381	61,228,435	3,912,494
SBA loan pools	11,275,227	817,490	—	—	11,275,227	817,490
	$64,490,272	$4,109,273	$14,334,739	$1,238,381	$78,825,011	$5,347,654

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were forty-five securities in a continuous loss position for 12 months or more at September 30, 2014 and there were seven securities in a continuous loss position for 12 months or more at December 31, 2013. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the fair value of stock in community bank holding companies of $61,500 as of September 30, 2014 and December 31, 2013, and the Federal Home Loan Bank stock which has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At September 30, 2014 and December 31, 2013, the Company’s investment in Federal Home Loan Bank stock was $841,900 and $1,214,900, respectively.

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

NOTE 6 – LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended September 30, 2014 and December 31, 2013:

	2014	2013
Real estate – construction	$47,307,229	$51,289,157
Real estate – mortgage	250,565,593	255,090,976
Commercial and industrial	23,332,848	22,473,251
Consumer and other	2,229,091	2,325,192
Total loans receivable, gross	323,434,761	331,178,576
Deferred origination fees	(99,899)	(89,607)
Total loans receivable, net of deferred origination fees	323,334,862	331,088,969
Less allowance for loan losses	5,145,291	6,026,110
Total loans receivable, net of allowance for loan losses	$318,189,571	$325,062,859

The composition of gross loans by rate type is as follows for the periods ended September 30, 2014 and December 31, 2013:

	2014	2013
Variable rate loans	$103,464,647	$108,024,510
Fixed rate loans	219,870,215	223,064,459
Total gross loans	$323,334,862	$331,088,969

The following is an analysis of our loan portfolio by credit quality indicators at September 30, 2014 and December 31, 2013:

	Commercial		Commercial Real Estate		Commercial Real EstateConstruction
	2014	2013	2014	2013	2014	2013
Grade:
Pass	$17,436,850	$20,817,719	$129,996,730	$124,471,948	$17,857,046	$16,926,173
Special Mention	35,297	74,417	5,337,852	10,642,183	—	—
Substandard	5,860,701	1,581,115	16,039,414	11,224,182	1,504,075	1,249,456
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$23,332,848	$22,473,251	$151,373,996	$146,338,313	$19,361,121	$18,175,629

	Residential Real Estate		Real Estate Residential Construction		Consumer
	2014	2013	2014	2013	2014	2013
Grade:
Pass	$88,517,969	$94,604,237	$22,264,056	$25,439,513	$2,190,332	2,266,967
Special Mention	3,529,222	4,272,201	3,476,510	3,576,510	33,254	39,432
Substandard	7,144,406	9,876,225	2,205,542	4,097,505	5,505	18,793
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$99,191,597	$108,752,663	$27,946,108	$33,113,528	$2,229,091	$2,325,192

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at September 30, 2014 and December 31, 2013:

	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
September 30, 2014
Accruing Loans Paid Current	$22,187,506	$143,909,830	$18,117,965	$97,177,034	$25,938,100	$2,211,726	$309,542,161
Accruing Loans Past Due:
30-59 Days	377,376	3,824,685	—	—	—	17,365	4,219,426
60-89 Days	—	—	—	185,188	35,443	—	220,631
Total Loans Past Due	377,376	3,824,685	—	185,188	35,443	17,365	4,440,057
Loans Receivable on Nonaccrual Status	$767,966	$3,639,481	$1,243,156	$1,829,375	$1,972,565	$—	$9,452,543
Total Loans Receivable	$23,332,848	$151,373,996	$19,361,121	$99,191,597	$27,946,108	$2,229,091	$323,434,761

December 31, 2013
Accruing Loans Paid Current	$20,820,951	$141,393,759	$15,503,293	$103,437,464	$29,364,028	$2,300,632	$312,820,127
Accruing Loans Past Due:
30-59 Days	166,125	351,423	1,422,880	1,332,087	—	24,560	3,297,075
60-89 Days	183,004	451,628	—	383,964	—	—	1,018,596
Total Loans Past Due	349,129	803,051	1,422,880	1,716,051	—	24,560	4,315,671
Loans Receivable on Nonaccrual Status	$1,303,171	$4,141,503	$1,249,456	$3,599,148	$3,749,500	$—	$14,042,778
Total Loans Receivable	$22,473,251	$146,338,313	$18,175,629	$108,752,663	$33,113,528	$2,325,192	$331,178,576

The following is a summary of information pertaining to impaired and nonaccrual loans at September 30, 2014 and December 31, 2013:

	2014	2013
Impaired loans without a valuation allowance	$13,924,450	$21,957,602
Impaired loans with a valuation allowance	12,579,591	8,407,274
Total impaired loans	$26,504,041	$30,364,876
Valuation allowance related to impaired loans	$1,949,659	$2,236,264
Average of impaired loans during the period	$29,711,558	$33,958,187
Total nonaccrual loans	$9,452,543	$14,042,778
Total loans past due 90 days and still accruing interest	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$12,617,169	$19,081,135

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at September 30, 2014 and December 31, 2013:

September 30, 2014	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Recorded Investment	$764,328	$7,148,405	$1,243,156	$3,466,148	$1,302,413	$—	$13,924,450
Unpaid Principal Balance	764,328	8,174,718	1,243,156	3,702,825	1,966,486	—	15,851,513
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$4,843,638	$3,788,967	$—	$2,104,332	$1,842,654	$—	$12,579,591
Unpaid Principal Balance	4,860,479	4,059,552	—	2,104,332	1,842,654	—	12,867,017
Related Allowance	453,638	425,181	—	682,292	388,548	—	1,949,659
Total:
Recorded Investment	$5,607,966	$10,937,372	$1,243,156	$5,570,480	$3,145,067	$—	$26,504,041
Unpaid Principal Balance	5,624,807	12,234,270	1,243,156	5,807,157	3,809,140	—	28,718,530
Related Allowance	453,638	425,181	—	682,292	388,548	—	1,949,659

December 31, 2013
With no related allowance recorded:
Recorded Investment	$1,303,171	$12,351,648	$1,249,456	$4,486,763	$2,566,564	$—	$21,957,602
Unpaid Principal Balance	1,518,169	13,560,805	1,249,456	4,966,022	2,809,746	41,012	24,145,210
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$2,373,553	$—	$3,239,731	$2,793,990	$—	$8,407,274
Unpaid Principal Balance	—	2,407,159	—	4,500,311	2,883,899	—	9,791,369
Related Allowance	—	424,744	—	1,008,967	802,553	—	2,236,264
Total:
Recorded Investment	$1,303,171	$14,725,201	$1,249,456	$7,726,494	$5,360,554	$—	$30,364,876
Unpaid Principal Balance	1,518,169	15,967,964	1,249,456	9,466,333	5,693,645	41,012	33,936,579
Related Allowance	—	424,744	—	1,008,967	802,553	—	2,236,264

The following is an analysis of our impaired loan portfolio detailing average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2014 and 2013, respectively.

For the Three Months Ended September 30, 2014	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Average Recorded Investment	$769,462	$8,165,122	$1,249,456	$3,740,515	$3,064,019	$—	$16,988,574
Interest Income Recognized	—	103,443	—	20,000	—	—	123,443
With an allowance recorded:
Average Recorded Investment	4,844,835	4,214,498	—	2,104,968	1,864,466	—	13,028,767
Interest Income Recognized	55,660	16,500	—	20,258	14,777	—	107,195

September 30, 2013
With no related allowance recorded:
Average Recorded Investment	$1,518,170	$28,683,879	$2,594,301	$7,599,829	$4,296,912	$—	$44,693,091
Interest Income Recognized	—	324,042	—	44,436	4,612	—	373,090
With an allowance recorded:
Average Recorded Investment	—	2,304,825	1,541,448	4,643,895	2,969,054	60,925	11,520,147
Interest Income Recognized	—	1,515	14,193	32,121	46,938	2,043	96,810

For the Nine Months Ended September 30, 2014	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Total
With no related allowance recorded:
Average Recorded Investment	$824,540	$8,185,011	$1,245,625	$3,713,586	$2,841,406	$—	$16,810,168
Interest Income Recognized	—	317,911	—	73,976	7,301	—	399,188
With an allowance recorded:
Average Recorded Investment	4,843,902	4,105,290	—	2,109,544	1,842,654	—	12,901,390
Interest Income Recognized	165,179	49,254	—	59,883	43,848	—	318,164

September 30, 2013
With no related allowance recorded:
Average Recorded Investment	$1,429,480	$28,601,174	$2,816,136	$6,350,903	$4,563,863	$—	$43,761,556
Interest Income Recognized	—	809,677	—	123,837	16,334	—	949,848
With an allowance recorded:
Average Recorded Investment	—	2,324,560	1,544,138	4,654,523	2,987,637	60,925	11,571,783
Interest Income Recognized	—	18,313	44,846	100,781	58,038	2,043	224,021

The following is a summary of information pertaining to our allowance for loan losses at September 30, 2014 and December 31, 2013:
September 30, 2014	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Charge-offs	(481,011)	(138,856)	—	(329,385)	(346,973)	(3,016)	—	(1,299,241)
Recoveries	87,635	—	—	140,174	95,419	24,194	—	347,422
Provision	607,313	298,270	6,660	(531,327)	(400,377)	45,436	45,025	71,000
Ending Balance	$584,480	$1,159,538	$77,750	$1,270,278	$520,225	$97,152	$1,435,868	$5,145,291
Individually evaluated for impairment	453,638	425,181	—	682,292	388,548	—	—	1,949,659
Collectively evaluated for impairment	130,842	734,357	77,750	587,986	131,677	97,152	1,435,868	3,195,632
Loans Receivable:
Ending Balance	$23,332,848	$151,373,996	$19,361,121	$99,191,597	$27,946,108	$2,229,091	$—	$323,434,761
Individually evaluated for impairment	5,607,966	10,937,372	1,243,156	5,570,480	3,145,067	—	—	26,504,041
Collectively evaluated for impairment	17,724,882	140,436,624	18,117,965	93,621,117	24,801,041	2,229,091	—	296,930,720

December 31, 2013	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Charge-offs	(301,020)	(714,012)	(97,020)	(911,007)	(702,738)	(65,600)	—	(2,791,397)
Recoveries	88,815	384,262	21,054	344,313	805,396	12,117	—	1,655,957
Provision	199,252	(6,266)	91,227	191,792	(1,296,554)	(135,294)	1,390,843	435,000
Ending Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Individually evaluated for impairment	—	424,744	—	1,008,967	802,553	—	—	2,236,264
Collectively evaluated for impairment	370,543	575,380	71,090	981,849	369,603	30,538	1,390,843	3,789,846
Loans Receivable:
Ending Balance	$22,473,251	$146,338,313	$18,175,629	$108,752,663	$33,113,528	$2,325,192	$—	$331,178,576
Individually evaluated for impairment	1,303,171	14,725,201	1,249,456	7,726,494	5,360,554	—	—	30,364,876
Collectively evaluated for impairment	21,170,080	131,613,112	16,926,173	101,026,169	27,752,974	2,325,192	—	$300,813,700

The allowance for loan losses, as a percent of loans, net of deferred fees, was 1.59% and 1.82% for periods ended September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014, the Bank had 33 loans totaling $9,452,543 or 2.92% of gross loans, in nonaccrual status, of which $3,712,566 were deemed to be troubled debt restructurings.  There were 14 loans totaling $8,904,603 deemed to be troubled debt restructurings not in nonaccrual status at September 30, 2014. At December 31, 2013, the Bank had 44 loans totaling $14,042,778 or 4.24% of loans, in nonaccrual status, of which $6,069,251 were deemed to be troubled debt restructurings.  There were 17 loans totaling $13.0 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2013.  There were no loans contractually past due 90 days or more and still accruing interest at September 30, 2014 or December 31, 2013.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are in nonaccrual status.   At September 30, 2014 and December 31, 2013, the Bank had $25,000 and $30,000, respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At September 30, 2014, loans totaling $23.5 million were pledged as collateral at the Federal Home Loan Bank, and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the periods ended September 30, 2014 and December 31, 2013 are summarized below:

	2014	2013
Balance, beginning of year	$18,692,607	$22,646,747
Additions	3,785,377	4,536,273
Sales	(3,427,269)	(7,967,802)
Write downs	(85,500)	(522,611)
Balance, end of period	$18,965,215	$18,692,607

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the periods ended September 30, 2014 and December 31, 2013:

	2014	2013
Land and land improvements	$3,434,431	$3,265,318
Building and leasehold improvements	18,659,406	18,575,600
Furniture and equipment	5,297,771	4,868,875
Software	956,844	888,320
Construction in progress	146,721	212,046
Total	28,495,173	27,810,159
Less, accumulated depreciation	7,606,895	6,748,277
Premises, furniture and equipment, net	$20,888,278	$21,061,882

Depreciation expense for the nine months ended September 30, 2014 and 2013 amounted to $858,899 and $803,786, respectively.

NOTE 9 - DEPOSITS

At September 30, 2014, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2014	$37,438,674
2015	104,870,938
2016	71,853,011
2017	49,644,315
2018	3,839,652
Thereafter	438,898
Total	$268,085,488

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of one obligation totaling $10.0 million at September 30, 2014. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with fair values of $11,555,474 and $12,172,378 at September 30, 2014 and December 31, 2013, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the periods ended September 30, 2014 and December 31, 2013:

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month
LIBOR plus 1.38%, which was 1.614% at the period ended September 30, 2014.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075%, which was 5.309% at the period ended September 30, 2014.  The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of September 30, 2038.

The Trust II Securities mature or are mandatorily redeemable upon maturity on September 30, 2038 or upon earlier optional redemption as provided in the indenture.  The Company has the right to redeem the Trust II Securities in whole or in part, on or after June 30, 2013.  The Company may also redeem the Trust II Securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.  As of September 30, 2014, the amount of accrued interest was $2,617,992.

As described in Note 16 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company’s making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

NOTE 12 – ADVANCES FROM FEDERAL HOME LOAN BANK

At September 30, 2014, advances from the Federal Home Loan Bank (“FHLB”) consisted of one advance totaling $9.0 million.  On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%.  The advance is collateralized by pledged FHLB stock and certain loans.  At September 30, 2014, loans totaling $23.5 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended September 30, 2014 and December 31, 2013:

	2014	2013
Amount outstanding at period end	$9,000,000	$13,000,000
Average amount outstanding during the period	12,692,308	18,205,479
Maximum outstanding at any month-end	13,000,000	24,000,000
Weighted average rate at period-end	3.96%	2.83%
Weighted average rate during the period	2.93%	2.44%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the nine and three months ended September 30, 2014 and 2013 are summarized below:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Professional fees	$943,247	$829,993	$276,650	$152,172
Telephone expenses	149,570	154,773	47,707	50,318
Office supplies, stationery, and printing	72,579	62,074	24,725	21,547
Insurance	315,301	306,098	105,327	103,925
Postage	6,642	8,896	2,103	3,431
Data processing	627,168	568,982	195,791	193,799
Advertising and marketing	210,325	219,713	118,201	105,599
FDIC Assessment	813,886	829,348	268,401	269,117
Other loan related expense	179,962	143,410	87,676	(77,412)
Other	301,755	219,479	96,143	112,132
Total	$3,620,435	$3,342,766	$1,222,724	$934,628

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. and Tidelands Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer.  The lawsuit includes causes of action against the Bank and Company for breach of employment contract, fraud, negligent misrepresentation and conversion, all of which relate to a severance provision in Mr. Coffee’s employment agreement with the Bank.  The lawsuit also includes causes of action against certain directors and two former and one current officer of the Bank.  Mr. Coffee is seeking actual damages of approximately $930,000, as well as the value of certain benefits he was receiving as of his termination date.  The lawsuit also seeks punitive damages and attorneys’ fees.  The Bank and Company are prohibited from making any payments to Mr. Coffee without the federal deposit insurance corporation (“FDIC”) approval.  The Bank sought the FDIC’s approval of a payment to Mr. Coffee, and the FDIC denied approval.  The lawsuit is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time.  The Bank has not accrued any amounts related to this litigation because a reasonably possible range of loss, if any, that may result from this matter could not be estimated.

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

On October 3, 2014, the District Court issued an order staying the declaratory judgment action. In reaching its decision, the District Court considered the fact that the parties had been involved in the state court lawsuit for over two and a half years and that the issues raised by Tidelands and the Company in the declaratory judgment action in federal court were at issue in the state court action in the form of affirmative defenses raised by Tidelands and the Company.

The trial of this case is scheduled to take place during the first quarter of 2015.

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

Basic and diluted income (loss) per share is computed below for the nine and three months ended September 30, 2014 and 2013:

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic net income (loss) per share computation:
Net income (loss) available to common shareholders	$(1,044,869)	$(1,801,116)	$(344,728)	$113,009
Average common shares outstanding – basic	4,210,000	4,164,971	4,220,991	4,168,350
Basic net income (loss) per share	$(0.25)	$(0.43)	$(0.08)	$0.03

Diluted net income (loss) per share computation:
Net income (loss) available to common shareholders	$(1,044,869)	$(1,801,116)	$(344,728)	$113,009
Average common shares outstanding – basic	4,210,000	4,164,971	4,220,991	4,168,350
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding – diluted	4,210,000	4,164,971	4,220,991	4,168,350
Diluted net income (loss) per share	$(0.25)	$(0.43)	$(0.08)	$0.03

For the period ended September 30, 2014 and September 30, 2013 there were no stock options outstanding.  At September 30, 2014 and 2013, there were 571,821 warrant shares outstanding that were anti-dilutive.  Warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

NOTE 16 - REGULATORY MATTERS

As reported in the Form 8-K filed on March 22, 2011, the Company entered into a written agreement (the “FRB Written Agreement”) with the FRB on March 18, 2011.   The FRB Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. The Bank’s lending and deposit operations continue to be conducted in the usual and customary manner, and all other products, services and hours of operation remain the same.  All Bank deposits will remain insured by the FDIC to the maximum extent allowed by law.

In addition to the foregoing, on June 1, 2010, the FDIC and the South Carolina State Board of Financial Institutions (the “State Board”) conducted their annual joint examination of the Bank.  As a result of the examination, the Bank entered into a Consent Order, effective December 28, 2010 (the “Consent Order”), with the FDIC and the State Board.  Based on information included in the FDIC’s report, the Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in reduced borrowing capacity.  This action also restricts the Bank’s ability to accept, renew, or roll over brokered deposits.  In addition, the Bank’s ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity is not guaranteed.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board.  Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.  As of September 30, 2014, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

To be considered “well-capitalized,” generally a bank must maintain a Leverage Capital ratio of at least 5%, Tier 1 Capital of at least 6%, and Total Risk-Based Capital of at least 10%.  The Consent Order, however, includes a requirement that the Bank achieves and maintains minimum capital requirements that exceed the minimum regulatory capital ratios for “well capitalized” banks.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at September 30, 2014 and December 31, 2013:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital (to risk-weighted assets)	$19,352,000	5.39%	$28,738,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	9,676,000	2.69%	14,369,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	9,676,000	2.00%	19,396,000	4.00%	N/A	N/A
December 31, 2013
Total capital (to risk-weighted assets)	$22,070,000	6.10%	$28,968,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	11,035,000	3.05%	14,484,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	11,035,000	2.25%	19,619,000	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2014 and December 31, 2013:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital (to risk-weighted assets)	$31,838,000	8.86%	$28,733,000	8.00%	$35,917,000	10.00%
Tier 1 capital (to risk-weighted assets)	27,340,000	7.61%	14,367,000	4.00%	21,550,000	6.00%
Tier 1 capital (to average assets)	27,340,000	5.64%	19,376,000	4.00%	24,220,000	5.00%
December 31, 2013
Total capital (to risk-weighted assets)	$31,337,000	8.66%	$28,950,000	8.00%	$36,187,000	10.00%
Tier 1 capital (to risk-weighted assets)	26,795,000	7.40%	14,475,000	4.00%	21,712,000	6.00%
Tier 1 capital (to average assets)	26,795,000	5.48%	19,566,000	4.00%	24,458,000	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must maintain a minimum amount of $35,917,000 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need to maintain $38,752,000 of Tier 1 capital in order to achieve a minimum Leverage Capital ratio of 8%. As of September 30, 2014, the Bank was deemed “adequately capitalized.” As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.

NOTE 17 - UNUSED LINES OF CREDIT

As of September 30, 2014, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5 million, and $108,000 with the Federal Reserve Bank.  These credit lines are currently secured by $7.4 million, zero, and $408,000, respectively in bonds as of September 30, 2014.   The Raymond James line of credit is required to be secured by bonds prior to any disbursements.   A line of credit is also available from the FHLB with a remaining credit availability of $63.0 million and an excess lendable collateral value of approximately $4.6 million at September 30, 2014.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012.  The Treasury has appointed an observer to the Board.  As of September 30, 2014, the amount of cumulative unpaid dividends is $3,526,831.

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

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At September 30, 2014, the Bank had $25,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2014.

Amount
Commitments to extend credit	$19,110,823
Standby letters of credit	539,440
Total	$19,650,263

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $25,862 and $13,007 for the periods ended September 30, 2014 and 2013.

A summary of the unallocated share activity of the Company’s ESOP is presented for the periods ended September 30, 2014 and December 31, 2013:

	2014	2013
Balance, beginning of year	56,186	108,825
New share purchases	—	—
Shares released to participants	—	(5,514)
Shares allocated to participants	—	(47,125)
Balance, end of period	56,186	56,186

The aggregate fair value of the 56,186 unallocated shares was $23,598 based on the $0.42 closing price of our common stock on September 30, 2014.  The aggregate fair value of the 56,186 unallocated shares was $21,351 based on the $0.38 closing price of our common stock on December 31, 2013.  The Company paid off the ESOP borrowing as of January 2014.

NOTE 21 – RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $66,917 and $61,993 for the nine months ended September 30, 2014 and 2013, respectively.

The Bank has a Supplemental Executive Retirement Plan (“Supplemental Plan”).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officers will receive annual payments from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the nine months ended September 30, 2014 or September 30, 2013.

NOTE 22 – TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (“TDR’s”) amounted to $12,617,169 at September 30, 2014.   The accruing TDR’s were $8,904,603 and the non-accruing TDR’s were $3,712,566 at September 30, 2014.  The TDR’s amounted to $34,274,056 at September 30, 2013.  The accruing TDR’s were $24,382,249 and the non-accruing TDR’s were $9,891,807 at September 30, 2013.

The Bank did not incur any troubled debt restructurings during the three and nine months ended September 30, 2014.

The following chart represents the TDR’s incurred during the nine and three months ended September 30, 2013:

	For the nine months ended
	September 30, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
Troubled Debt Restructurings	of Contracts	Investment	Investment
Residential Real Estate	2	$395,653	$395,653
Commercial Real Estate	4	3,651,559	3,651,559
Commercial	1	838,328	838,328
Totals	7	$4,885,540	$4,885,540

	For the three months ended
	September 30, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
Troubled Debt Restructurings	of Contracts	Investment	Investment
Commercial Real Estate	2	$1,842,654	$1,842,654
Commercial & Industrial	1	838,328	838,328
Totals	3	$2,680,982	$2,680,982

During the three and nine months ended September 30, 2014, the Bank did not modify any loans that were considered to be troubled debt restructurings.  During the nine months ended September 30, 2013, the Bank modified 7 loans that were considered to be troubled debt restructurings.   We extended the terms and lowered the interest rate for these 7 loans.  During the three months ended September 30, 2013, the Bank modified 3 loans that were considered to be troubled debt restructurings.

The following chart represents the TDR’s that defaulted during the nine and three months ended September 30, 2013:

	For the nine months ended September 30, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate Construction	1	$66,150
Residential Real Estate	1	121,500
Commercial Real Estate	3	2,527,926
Totals	5	$2,715,576

	For the three months ended September 30, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
During the Period:
Residential Real Estate Construction	1	$121,500
Commerical Real Estate	3	2,527,926
Totals	4	$2,649,426

No loans that were determined to be troubled debt restructurings during the three and nine months ended September 30, 2014 subsequently defaulted.  During the nine months ended September 30, 2013, five loans that had previously been restructured defaulted.  There were four loans that were determined to be troubled debt restructurings that subsequently defaulted during the three months ended September 30, 2013.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2014 compared to December 31, 2013 and the results of operations for the nine and three months ended September 30, 2014 compared to the nine and three months ended September 30, 2013. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2013 Annual Report on Form 10-K.

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

The following discussion describes our results of operations for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 and also analyzes our financial condition as of September 30, 2014 as compared to December 31, 2013.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2014 and our audited consolidated financial statements included in our 2013 Annual Report on Form 10-K.

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

●
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed by the President of the United States.  The Dodd-Frank Act resulted in changing the financial regulatory system, some of which became effective immediately and some which became effective at various future dates.  Implementation of the Dodd-Frank Act requires many new rules by various federal regulatory agencies over the next several years.  The ultimate impact of the Dodd-Frank Act is still developing.  It could have an adverse impact on the financial services industry as a whole or on our financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that:

°	Made permanent the $250,000 limit for federal deposit insurance.

°	Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

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

Results of Operations

Income Statement Review

Summary

Nine months ended September 30, 2014 and 2013

Our net loss was approximately $50,000 for the nine months ended September 30, 2014 compared to net loss of approximately $914,000 for the same period in 2013. Net loss before income tax expense was $34,000 for the nine months ended September 30, 2014 compared to net loss before income tax expense of $914,000 for the nine months ended September 30, 2013.  The $880,000 decrease in net loss before income tax benefit resulted primarily from a decrease in provision for loan losses of $364,000 and increases in our net interest income before provision for loan losses of $391,000 and noninterest income of $195,000, offset by an increase in noninterest expense of $70,000.

Three months ended September 30, 2014 and 2013

Our net income was approximately $51,000 compared to net income of $383,000 for the three months ended September 30, 2014 and 2013, respectively. Net income before income tax expense was $59,000 compared to net income of $383,000 for the three months ended September 30, 2014 and 2013, respectively.  The $324,000 decrease in net income before income tax benefit resulted primarily from a decrease of $207,000 in our net interest income before provision for loan losses and an increase of $219,000 in noninterest expense, offset by a decrease of $45,000 in provision for loan losses and an increase in noninterest income of $56,000.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the nine months ended September 30, 2014, our loan portfolio decreased $7.8 million from the year-end balance.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At September 30, 2014, loans represented 67.1% of total assets, while securities and interest bearing deposits represented 20.7% of total assets.  While we plan to continue our focus of maintaining the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as loan demand regains ground and investment yields become more attractive on a relative basis.

At September 30, 2014, retail deposits represented $435.0 million, or 92.9% of total funding, which includes total deposits plus borrowings.  Borrowings represented $33.4 million, or 7.1% of total funding, and we had no wholesale deposits.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  We anticipate that our full service banking offices will assist us in meeting these objectives.  We believe that over time these two strategies will provide us with additional customers in our markets and will provide a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  Net interest income increased $391,000 as the result of an increase in investment portfolio revenue of $374,000 and a by a decrease in funding costs of $539,000, partially offset by a decline in loan revenue of $506,000 as compared to the period ended September 30, 2013.  For the nine months ended September 30, 2014, average interest-bearing liabilities exceeded average interest-earning assets by $20.4 million as compared to average interest-earning liabilities exceeding average interest-bearing assets by $23.7 million for the nine months ended September 30, 2013.

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

Nine Months Ended September 30, 2014 and 2013

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the nine months ended September 30, 2014 and 2013, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$14,279	$58	0.54%	$22,616	$73	0.44%
Taxable investment securities	81,357	1,253	2.06%	88,937	879	1.32%
Loans receivable(2)	328,434	11,970	4.87%	340,400	12,476	4.90%
Total earning assets	424,070	13,281	4.19%	451,953	13,428	3.97%

Nonearning assets:
Cash and due from banks	4,408			3,043
Mortgages held for sale	190			132
Premises and equipment, net	21,146			21,380
Other assets	39,019			40,161
Allowance for loan losses	(5,541)			(6,737)
Total nonearning assets	59,222			57,979
Total assets	$483,292			$509,932

Interest-bearing liabilities:
Interest bearing transaction accounts	39,474	63	0.21%	51,538	164	0.43%
Savings & money market	96,753	250	0.34%	106,073	350	0.44%
Time deposits less than $100,000	101,809	937	1.23%	104,983	989	1.26%
Time deposits greater than $100,000	169,306	1,684	1.33%	167,519	1,730	1.38%
Securities sold under repurchase agreement	10,000	332	4.44%	10,000	331	4.43%
Advances from FHLB	12,692	278	2.93%	19,960	351	2.35%
Junior subordinated debentures	14,434	352	3.26%	14,434	479	4.44%
ESOP borrowings	26	—	0.00%	1,112	40	4.81%
Federal funds purchased	4	—	0.00%	3	—	0.00%
Total interest-bearing liabilities	444,498	3,896	1.17%	475,622	4,434	1.25%

Noninterest-bearing liabilities:
Demand deposits	25,077			19,982
Other liabilities	7,516			6,419
Shareholders’ equity	6,201			7,909

Total liabilities and shareholders’ equity	$483,292			$509,932
Net interest income		$9,385			$8,994
Net interest spread			3.02%			2.72%
Net interest margin			2.96%			2.66%

(1) Annualized for the nine month period.
(2) Includes nonaccruing loans

During the nine months ended September 30, 2014 the net interest spread and net interest margin increased in comparison to the previous period in 2013.  Our net interest spread was 3.02% and 2.72% for the nine months ended September 30, 2014 and 2013, respectively. Our net interest margin for the nine months ended September 30, 2014 was 2.96%, compared to 2.66% for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, interest-earning assets averaged $424.1 million, compared to $452.0 million in the same period of 2013.  During the same periods, average interest-bearing liabilities were $444.5 million and $475.6 million, respectively.

Interest income for the nine months ended September 30, 2014 was $13.3 million, consisting of $12.0 million on loans, $1.3 million on investments, $26,000 on interest bearing balances, and $32,000 in other interest income.  Interest income for the nine months ended September 30, 2013 was $13.4 million, consisting of $12.5 million on loans, $879,000 on investments, $40,000 on interest bearing balances, and $33,000 in other interest income.  Interest and fees on loans represented 90.1% and 92.9% of total interest income for the nine months ended September 30, 2014 and 2013, respectively. Income from investments and interest bearing balances represented 9.4% and 6.8% of total interest income for the nine months ended September 30, 2014 and 2013, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 77.4% and 75.3% of average interest-earning assets for the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014, average earning assets were lower by $27.9 million than for the same period in 2013.

Interest expense for the nine months ended September 30, 2014 was $3.9 million, consisting of $2.9 million related to deposits, $332,000 related to securities sold under a repurchase agreement, $352,000 related to junior subordinated debentures and $278,000 related to advances from the FHLB.  Interest expense for the nine months ended September 30, 2013 was $4.4 million, consisting of $3.2 million related to deposits, $331,000 related to securities sold under a repurchase agreement, $479,000 related to junior subordinated debentures, $350,000 related to advances from the FHLB and $40,000 related to ESOP borrowings.  Interest expense on deposits for the nine months ended September 30, 2014 and 2013 represented 75.3% and 72.9% of total interest expense, respectively, while interest expense on borrowings represented 24.7% and 27.1%, respectively, of total interest expense.  During the nine months ended September 30, 2014, average interest-bearing liabilities were lower by $31.1 million than for the same period in 2013.

Net interest income, the largest component of our income, was $9.4 million and $9.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The increase of $391,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $148,000 decrease in interest income and a $539,000 decrease in interest expense.

Three Months Ended September 30, 2014 and 2013

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended September 30, 2014 and 2013, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing cash balances	$17,145	$21	0.48%	$16,000	$19	0.47%
Taxable investment securities	83,719	382	1.81%	85,947	388	1.79%
Loans receivable(2)	325,287	3,996	4.87%	340,039	4,251	4.96%
Total earning assets	426,151	4,399	4.09%	441,986	4,658	4.18%

Nonearning assets:
Cash and due from banks	4,715			3,057
Mortgages held for sale	353			73
Premises and equipment, net	21,040			21,302
Other assets	37,724			41,840
Allowance for loan losses	(5,085)			(6,647)
Total nonearning assets	58,747			59,625
Total assets	$484,898			$501,611

Interest-bearing liabilities:
Interest bearing transaction accounts	38,087	21	0.21%	49,233	35	0.28%
Savings & money market	101,362	97	0.38%	105,180	92	0.35%
Time deposits less than $100,000	100,506	314	1.24%	102,998	318	1.22%
Time deposits greater than $100,000	166,909	564	1.34%	167,449	573	1.36%
Securities sold under repurchase agreements	10,000	112	4.46%	10,000	112	4.46%
Advances from FHLB	12,087	94	3.07%	16,652	110	2.63%
Junior subordinated debentures	14,434	118	3.24%	14,434	119	3.28%
ESOP borrowings	—	—	0.00%	942	13	5.44%
Federal funds purchased	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	443,385	1,320	1.18%	466,888	1,372	1.17%

Noninterest-bearing liabilities:
Demand deposits	27,695			22,171
Other liabilities	8,137			6,797
Shareholders’ equity	5,681			5,755

Total liabilities and shareholders’ equity	$484,898			$501,611
Net interest income		$3,079			$3,286
Net interest spread			2.91%			3.01%
Net interest margin			2.87%			2.95%

(1) Annualized for the three month period.
(2) Includes nonaccruing loans

During the three months ended September 30, 2014, the net interest spread and net interest margin decreased in comparison to the previous period in 2013, as a result of the Bank’s yield on interest earning assets decreasing.  Our net interest spread was 2.91% and 3.01% for the three months ended September 30, 2014 and 2013, respectively. Our net interest margin for the three months ended September 30, 2014 was 2.87%, compared to 2.95% for the three months ended September 30, 2013.  During the three months ended September 30, 2014, interest-earning assets averaged $426.2 million, compared to $442.0 million in the same quarter of 2013.  During the same periods, average interest-bearing liabilities were $443.4 million and $466.9 million, respectively.

Interest income for the three months ended September 30, 2014 was $4.4 million, consisting of $4.0 million on loans, $382,000 on investments, $11,000 on interest bearing balances, and $10,000 in other interest income.  Interest income for the three months ended September 30, 2013 was $4.7 million, consisting of $4.2 million on loans, $389,000 on investments, $10,000 on interest bearing balances, and $9,000 in other interest income.  Interest and fees on loans represented 90.8% and 91.2% of total interest income for the three months ended September 30, 2014 and 2013, respectively. The decrease in interest income was primarily due to loan yields and balances decreasing in the current period which resulted in the decline in interest income when compared to the three months ended September 30, 2013.  Income from investments and interest bearing balances represented 8.9% and 8.6% of total interest income for the three months ended September 30, 2014 and 2013, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 76.3% and 76.9% of average interest-earning assets for the three months ended September 30, 2014 and 2013, respectively.

Interest expense for the three months ended September 30, 2014 was $1.3 million, consisting of $996,000 related to deposits, $112,000 related to securities sold under repurchase agreements, $118,000 related to junior subordinated debentures, and $93,000 related to Federal Home Loan Bank (“FHLB”) advances.  Interest expense for the three months ended September 30, 2013 was $1.4 million, consisting of $1.0 million related to deposits, $112,000 related to securities sold under repurchase agreements, $119,000 related to junior subordinated debentures, $110,000 related to FHLB advances, and $13,000 related to ESOP borrowings.  Interest expense on deposits for the three months ended September 30, 2014 and 2013 represented 75.5% and 74.1%, respectively, of total interest expense, while interest expense on other liabilities represented 24.5% and 25.9%, respectively, of total interest expense for the three months ended September 30, 2014 and 2013, respectively.

Net interest income, the largest component of our income, was $3.1 million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively.  The decrease of $206,000 resulted from lower levels of both average earning assets and interest-bearing liabilities resulting in a $260,000 decrease in interest income and a $53,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Nine Months Ended September 30, 2014 vs. September 30, 2013				Nine Months Ended September 30, 2013 vs. September 30, 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(438)	$(70)	$3	$(505)	$(984)	$(813)	$44	$(1,753)
Taxable investment securities	(75)	491	(42)	374	177	(738)	(88)	(649)
Interest bearing cash balances	(27)	18	(7)	(16)	(30)	34	(13)	(9)
Total interest income	(540)	439	(46)	(147)	(837)	(1,517)	(57)	(2,411)

Interest expense
Deposits	(55)	(248)	4	(299)	(17)	(719)	13	(723)
Junior subordinated debentures	—	(128)	—	(128)	—	(80)	(1)	(81)
Advances from FHLB	(128)	87	(31)	(72)	(189)	141	(59)	(107)
Securities sold under repurchase agreements	—	1	—	1	(307)	25	(12)	(294)
Federal funds purchased	—	—	—	—	—	1	(1)	—
ESOP borrowings	(39)	(40)	39	(40)	(9)	2	—	(7)
Total interest expense	(222)	(328)	12	(538)	(522)	(630)	(60)	(1,212)

Net interest income	$(318)	$767	$(58)	$391	$(315)	$(887)	$3	$(1,199)

	Three Months Ended September 30, 2014 vs. September 30, 2013				Three Months Ended September 30, 2013 vs. September 30, 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(184)	$(74)	$3	$(255)	$(182)	$28	$10	$(144)
Taxable investment securities	(10)	3	—	(7)	38	(153)	(10)	(125)
Interest bearing cash balances	1	1	—	2	(17)	17	(10)	(10)
Total interest income	(193)	(70)	3	(260)	(161)	(108)	(10)	(279)

Interest expense
Deposits	(28)	6	—	(22)	(5)	(249)	4	(250)
Junior subordinated debentures	—	(1)	—	(1)	—	(66)	—	(66)
Advances from FHLB	(30)	18	(5)	(17)	(79)	71	(36)	(44)
Securities sold under repurchase agreements	—	—	—	—	(93)	14	(6)	(85)
ESOP borrowings	(13)	(13)	13	(13)	(4)	3	(1)	(2)
Total interest expense	(71)	10	8	(53)	(181)	(227)	(39)	(447)

Net interest income	$(122)	$(80)	$(5)	$(207)	$20	$119	$29	$168

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

Nine Months Ended September 30, 2014 and 2013

Included in the statement of operations for the nine months ended September 30, 2014 and 2013 is a noncash expense related to the provision for loan losses and a corresponding increase in the allowance of $71,000 and $435,000, respectively.  The allowance for loan losses was approximately $5.1 million and $6.9 million as of September 30, 2014 and 2013, respectively. The allowance for loan losses as a percentage of gross loans was 1.59% at September 30, 2014 and 2.03% at September 30, 2013. At September 30, 2014, we had 33 nonperforming loans totaling approximately $9.5 million. At September 30, 2013, we had 61 nonperforming loans totaling approximately $24.6 million.  Net charge offs amounted to approximately $952,000 and $301,000 for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in the allowance for the nine months ended September 30, 2014 when compared to the same period in 2013, relates to our decision to decrease the allowance in response to the improving credit environment as evidenced by a decrease of $15.1 million in nonperforming loans.

Three Months Ended September 30, 2014 and 2013

Included in the statement of operations for the three months ended September 30, 2014 and 2013 is a noncash expense related to the provision for loan losses of zero and $45,000, respectively.  The decrease in the provision for the three months ended September 30, 2014 relates to our decision to decrease the allowance in response to the improving credit environment as stated above.

Noninterest Income

The following table sets forth information related to our noninterest income during the nine and three months ended September 30, 2014 and 2013:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Service fees on deposit accounts	$28	$29	$9	$10
Residential mortgage origination income	138	124	75	30
Gain (loss) on sale of investment securities	—	(128)	—	—
Other service fees and commissions	382	368	131	120
Bank owned life insurance	321	326	109	109
Loss on extinguishment of debt	—	(44)	—	—
Other	7	6	3	2
Total noninterest income (loss)	$876	$681	$327	$271

Nine Months Ended September 30, 2014 and 2013

Noninterest income for the nine months ended September 30, 2014 was $876,000, an increase of $195,000 compared to noninterest income of during the same period in 2013.  The change was primarily attributable to losses on sales of investment securities and losses on extinguishment of debt of zero versus losses of $172,000 for the same period ended September 30, 2013.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party.  Residential mortgage origination income was $138,000 and $124,000 for the nine months ended September 30, 2014 and 2013, respectively.  The increase of $14,000 in 2013 related primarily to an increase in volume in the mortgage department during the first nine months of 2014.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Service fees on deposit accounts were $28,000 and $29,000 for the nine months ended September 30, 2014 and 2013, respectively. Other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $14,000 to $382,000 for the nine months ended September 30, 2014 when compared to the same period in 2013.

A decrease of $5,000 in bank owned life insurance income was primarily attributable to a decrease in the rates paid for the nine months ended September 30, 2014 when compared to the same period in 2013. Other income consists primarily of income on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $7,000 and $6,000 for the nine months ended September 30, 2014 and 2013, respectively. We also incurred a $44,000 charge for retiring an FHLB note early during the nine months ended September 30, 2013.

Three Months Ended September 30, 2014 and 2013

Noninterest income for the three months ended September 30, 2014 was $327,000 compared to $271,000 during the same period in 2013.  The change was primarily attributable to increased residential mortgage income of $45,000 when compared to the three months ended September 31, 2013.  This increase was related primarily to an increase in volume in the mortgage department during the first nine months of 2014.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $10,000 and $9,000 for the three months ended September 30, 2014 and 2013, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions increased $11,000 to $131,000 for the three months ended September 30, 2014, when compared to the same period in 2013.

We also earned $109,000 in noninterest income received from bank owned life insurance for the three months ended September 30, 2014 and 2013. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $3,000 and $2,000 for the three months ended September 30, 2014 and 2013, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the nine and three months ended September 30, 2014 and 2013:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Salaries and benefits	$4,460	$4,474	$1,484	$1,479
Occupancy	1,122	1,238	387	409
Furniture and equipment expense	757	648	255	222
Other real estate owned expense, net	264	451	(1)	84
Professional fees	943	830	276	152
Advertising and marketing	210	220	118	106
Insurance	315	306	105	104
FDIC Assessment	814	829	268	269
Data processing and related costs	627	569	196	194
Telephone	150	155	48	50
Postage	7	9	2	3
Office supplies, stationery and printing	73	62	25	21
Other loan related expense	180	143	88	(77)
Other	302	220	96	112
Total noninterest expense	$10,224	$10,154	$3,347	$3,128

Nine Months Ended September 30, 2014 and 2013

Noninterest expense increased $70,000 for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013.  The $187,000 decrease in other real estate owned expense and $116,000 decrease in occupancy were offset by increases in furniture and equipment, professional fees, and other expense of $109,000, $113,000, and $82,000, respectively, which primarily accounted for the increases in noninterest expense for the nine months ended September 30, 2014.  The other real estate expense was lower due to increases in gains on sale of other real estate and fewer write-downs.

Salaries and employee benefits expense was $4.5 million for the nine months ended September 30, 2014 and 2013, respectively.  These expenses represented 43.6% and 44.1% of our total noninterest expense for the nine months ended September 30, 2014 and 2013, respectively.

Data processing and related costs increased $58,000 for the nine months ended September 30, 2014 compared to the same period in 2013.  These expenses were $627,000 and $569,000 for the nine months ended September 30, 2014 and 2013, respectively.  During the nine months ended September 30, 2014, our data processing costs for our core processing system were $562,000 compared to $533,000 for the nine months ended September 30, 2013.

Three Months Ended September 30, 2014 and 2013

We incurred noninterest expense of approximately $3.3 million for the three months ended September 30, 2014 compared to $3.1 million for the three months ended September 30, 2013.  The $165,000 increase in other loan related expense, the $124,000 increase in professional fees, and the $85,000 decrease in other real estate expenses primarily accounted for the increase in noninterest expense for the three months ended September 30, 2014 compared to the same period in 2013.  The other real estate expenses were lower due to increases in gains on sale of other real estate and fewer write-downs.

Salaries and employee benefits expenses were approximately $1.5 million for the three months ended September 30, 2014 and 2013.  These expenses represented 44.3% and 47.3% of our total noninterest expense for the three months ended September 30, 2014 and 2013, respectively.

Data processing and related costs increased approximately $2,000 for the three months ended September 30, 2014 compared to the same period in 2013.  These expenses were $196,000 and $194,000 for the three months ended September 30, 2014 and 2013, respectively.  During the three months ended September 30, 2014, our data processing costs for our core processing system were $172,000 compared to $184,000 for the three months ended September 30, 2013.

Income Tax Expense

Nine Months Ended September 30, 2014 and 2013

We incurred income tax expense of $16,000 for the nine months ended September 30, 2014 compared to zero for the same period in 2013.  Management has determined that it is not likely that the deferred tax asset related to continuing operations at September 30, 2014 will be realized, and accordingly, has established a full valuation allowance.

Three Months Ended September 30, 2014 and 2013

We incurred income tax expense of $8,000 for the three months ended September 30, 2014 compared to zero for the same period in 2013.    Management has determined that is not likely that the deferred tax asset related to continuing operations at September 30, 2014 will be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At September 30, 2014, we had total assets of $481.9 million, consisting principally of $318.2 million in net loans, $83.8 million in investment securities, $20.9 million in net premises, furniture and equipment, $15.9 million in interest bearing balances and $3.5 million in cash and due from banks.  Our liabilities at September 30, 2014 totaled $476.5 million, consisting principally of $435.0 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, and $9.0 million in FHLB advances.  At September 30, 2014, our shareholders’ equity was $5.4 million.

Investments

At September 30, 2014, the $83.8 million in our available-for-sale investment securities portfolio represented approximately 17.4% of our total assets compared to $80.8 million, or 16.6% of total assets, at December 31, 2013.  At September 30, 2014, we held U.S. treasuries, U.S. government agency securities, government sponsored enterprises, small business administration securities, municipal and mortgage-backed securities with a fair value of $83.8 million and an amortized cost of $86.8 million for a net unrealized loss of $3.0 million.  During 2014, we utilized the investment portfolio to provide additional income and to absorb liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

Contractual maturities and yields on our investments at September 30, 2014 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$2,970	1.28%	$—	—%	$5,675	3.05%	$8,645	2.46%
US Treasuries	—	—%	4,441	1.07%	—	—%	—	—%	4,441	1.07%
SBA loan pools	—	—%	—	—%	944	2.15%	10,174	2.07%	11,118	2.08%
Mortgage-backed securities	—	—%	—	—%	130	1.32%	59,511	1.77%	59,641	1.76%
Total	$—	—%	$7,411	1.15%	$1,074	2.05%	$75,360	1.90%	$83,845	1.84%

At September 30, 2014, our investments included United States treasuries with amortized costs of approximately $4.5 million, government sponsored enterprises with amortized costs of approximately $8.9 million, small business administration surety bonds with amortized costs of approximately $11.6 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $14.4 million, $20.0 million and $27.5 million, respectively.

Other nonmarketable equity securities at September 30, 2014 consisted of Federal Home Loan Bank stock with a cost of $842,000 and other investments of approximately $61,500.

The amortized costs and the fair value of our investments at September 30, 2014 and December 31, 2013 are shown in the following table.

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available-for-sale:
Government-sponsored enterprises	$8,919	$8,645	$6,939	$6,321
US Treasuries	4,458	4,441	—	—
SBA loan pools	11,605	11,118	12,093	11,275
Mortgage-backed securities	61,844	59,641	67,143	63,244
Total	$86,826	$83,845	$86,175	$80.840

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at September 30, 2014 and December 31, 2013 were $328.4 million and $339.6 million, respectively.  Gross loans outstanding at September 30, 2014 and December 31, 2013 were $323.3 million and $331.1 million, respectively.

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

The following table summarizes the composition of our loan portfolio at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$23,333	7.2%	$22,474	6.8%

Real Estate
Mortgage	250,566	77.5%	255,091	77.1%
Construction	47,307	14.6%	51,289	15.4%
Total real estate	297,873	92.1%	306,380	92.5%

Consumer Consumer	2,229	0.7%	2,325	0.7%
Total Gross Loans	323,435	100.0%	331,179	100.0%
Deferred origination fees, net	(100)	(0.0%)	(90)	(0.0%)
Total gross loans, net of deferred fees	323,335	100.0%	331,089	100.0%
Less – allowance for loan losses	(5,145)		(6,026)
Total loans, net	$318,190		$325,063

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2014:
	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$6,428	$15,192	$1,713	$23,333
Real estate	52,305	195,101	50,467	297,873
Consumer	916	1,248	65	2,229
Deferred origination fees, net	(3)	(93)	(4)	(100)
Total gross loans, net of deferred fees	$59,646	$211,448	$52,241	$323,335

Gross loans maturing after one year with:
Fixed interest rates				$193,765
Floating interest rates				70 021
Total				$263,786

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

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2014 and 2013.

	2014	2013
	(dollars in thousands)
Balance, beginning of year	$6,026	$6,727
Charge offs, Commercial and Industrial	(481)	(301)
Charge offs, Real Estate Mortgage	(468)	(741)
Charge offs, Real Estate Construction	(347)	(695)
Charge offs, Consumer	(3)	(25)
Recoveries, Commercial and Industrial	88	26
Recoveries, Real Estate Mortgage	140	710
Recoveries, Real Estate Construction	95	714
Recoveries, Consumer	24	10
Provision for loan losses	71	435
Balance, end of period	$5,145	$6,860

Total loans outstanding at end of period	$323,335	$337,428
Allowance for loan losses to gross loans	1.59%	2.03%
Net charge-offs to average loans	0.29%	0.09%

Nonperforming Assets

The following table sets forth our nonperforming assets at September 30, 2014 and December 31, 2013:

	2014	2013
	(dollars in thousands)
Nonaccrual loans	$9,453	$14,043
Other real estate owned	18,965	18,693
Total nonperforming assets	$28,418	$32,736

Nonperforming assets to total assets	5.90%	6.73%

The Bank had 33 loans on non-accrual status at September 30, 2014, totaling $9.5 million and 44 loans on non-accrual status totaling $14.0 million at December 31, 2013.  Of the 33 loans on non-accrual status at September 30, 2014, it is anticipated that 21 loans totaling approximately $3.4 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional 8 loans amounting to approximately $3.6 million are expected to be paid down or paid in full, and 4 loans totaling approximately $2.5 million are expected to move back to an accruing status. At September 30, 2014 and December 31, 2013, the allowance for loan losses was $5.1 million and $6.0 million, respectively, or 1.59% and 1.82%, respectively, of outstanding loans.   At September 30, 2014 the Bank had 49 impaired loans totaling $26.5 million, which is a decrease of $3.9 million when compared to the year ended December 31, 2013.  This decrease was primarily related to one loan that was renewed at current terms, and multiple loans that were moved to other real estate owned.  This also accounts for the significant decrease in TDR’s for the period ended September 30, 2014.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.

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

As of September 30, 2014, we had 22 loans with a current principal balance of $12.4 million on the watch list compared to 36 loans with a current principal balance of $18.6 million at December 31, 2013.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either move it to “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $4.4 million at September 30, 2014 as compared to $4.3 million at December 31, 2013.  Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned.  At September 30, 2014, there were no loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the periods ended September 30, 2014 and December 31, 2013, the gross interest that we would have recorded if the loans had been in current status was $80,000 and $276,000 respectively.  Forgone interest income on impaired loans was $318,000 and $238,000 during the periods ended September 30, 2014 and December 31, 2013.

Deposits

Our primary source of funds for loans and investments is our deposits.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We no longer have any brokered or wholesale deposits.  Our loan-to-deposit ratio was 74.3% and 75.8% at September 30, 2014 and December 31, 2013, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2014 and the year ended December 31, 2013.

	September 30, 2014		December 31, 2013
	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$25,077	—%	$20,666	—%
Interest bearing demand deposits	39,474	0.21%	49,957	0.39%
Savings and money market accounts money	96,753	0.34%	103,641	0.41%
Time deposits less than $100,000	101,809	1.23%	104,943	1.25%
Time deposits greater than $100,000	169,306	1.33%	168,166	1.37%
Total deposits	$432,419	0.91%	$447,373	0.95%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Three months or less	$24,819	$17,364
Over three through six months	14,371	24,816
Over six though twelve months	43,902	28,718
Over twelve months	84,637	101,598
Total	$167,729	$172,496

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2014 and the year ended December 31, 2013, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

				Average for the Period
	Endning Balance	Period End Rate	Maximum Month End Balance	Balance	Rate

At or for the nine months ended September 30, 2014:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.44%
Advance from FHLB	9,000	3.96%	13,000	12,692	2.93%
Junior subordinated debentures	14,434	3.20%	14,434	14,434	3.26%
ESOP borrowings	-	-%	-	26	-%

At or for the year ended December 31, 2013:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.44%
Advance from FHLB	13,000	2.83%	24,000	18,205	2.44%
Junior subordinated debentures	14,434	3.21%	14,434	14,434	4.13%
ESOP borrowings	600	4.50%	1,225	983	4.76%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At September 30, 2014, we had $9.0 million in total advances and lines from the FHLB with a remaining credit availability of $63.0 million and an excess lendable collateral value of approximately $4.6 million.  We also have credit availability through the Federal Reserve Discount Window.   As of September 30, 2014, $108,000 was available, based on qualifying collateral.   The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $5.4 million at September 30, 2014 and $5.0 million at December 31, 2013.  The difference is attributable to the amount of preferred stock dividend accrued of $995,000, an increase of $1.5 million in the fair value of available-for-sale securities, and by a net loss of $50,000 for the nine month period ended September 30, 2014.  Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the annualized return on average assets (net income (loss) divided by average total assets), annualized return on average equity (net income (loss) divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2014 and the year ended December 31, 2013.

	September 30, 2014	December 31, 2013
Return on average assets	(0.01%)	(0.20%)
Return on average equity	(0.44%)	(13.71%)
Equity to assets ratio	1.28%	1.47%

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  The Bank is required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  Banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of September 30, 2014, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at September 30, 2014 and December 31, 2013.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.	September 30,	December 31,
	2014	2013
Leverage ratio	2.00%	2.25%
Tier 1 risk-based capital ratio	2.69%	3.05%
Total risk-based capital ratio	5.39%	6.10%

The following table sets forth the Bank’s various capital ratios at September 30, 2014 and December 31, 2013.

Tidelands Bank	September 30,	December 31,
	2014	2013
Leverage ratio	5.64%	5.48%
Tier 1 risk-based capital ratio	7.61%	7.40%
Total risk-based capital ratio	8.86%	8.66%

To provide the additional capital needed to support the Bank’s growth in assets, during the first quarter of 2005 we borrowed $2.1 million under a short-term holding company line of credit.  On March 31, 2005, we completed a private placement of 1,712,000 shares at $9.35 to increase the capital of the Company and the Bank.  Net proceeds from the offering were approximately $14.9 million.  Upon closing the transaction, the holding company line of credit was repaid in full.  On February 22, 2006, Tidelands Statutory Trust, a non-consolidated subsidiary of the Company, issued and sold floating rate capital securities of the trust, generating net proceeds of $8.0 million.  The trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank.  The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.  On October 10, 2006, we closed a public offering in which 1,200,000 shares of our common stock were issued at a purchase price of $15.00 per share.  Net proceeds after deducting the underwriter’s discount and expenses were $16.4 million.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2014, unfunded commitments to extend credit were $19.1 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2014, there were commitments totaling approximately $539,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

At September 30, 2014 and December 31, 2013, our liquid assets, which consist of cash and due from banks, amounted to $19.4 million and $19.3 million, or 4.0% and 4.0% of total assets, respectively.  Our available-for-sale securities at September 30, 2014 and December 31, 2013 amounted to $83.8 million and $80.8 million, or 17.4% and 16.6% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $19.4 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At September 30, 2014, we had $9.0 million in total advances and lines from the FHLB with a remaining credit availability of $63.0 million and an excess lendable collateral value of approximately $4.6 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $108,000 secured by securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2014.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 3, 2014, the District Court issued an order staying the declaratory judgment action. In reaching its decision, the District Court considered the fact that the parties had been involved in the state court lawsuit for over two and a half years and that the issues raised by Tidelands and the Company in the declaratory judgment action in federal court were at issue in the state court action in the form of affirmative defenses raised by Tidelands and the Company.

The trial of this case is scheduled to take place during the first quarter of 2015.

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

Per the FRB Written Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments.  Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date.  Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  The dividend payment that was deferred in May 2012 was the seventh missed dividend payment.  Consequently, the Treasury has appointed an observer to the Board. At September 30, 2014, we had unpaid cumulative TARP preferred stock dividends in arrears of $3,526,831.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101
The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2014 and 2013, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: November 12, 2014	By:	/s/Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2014	By:	/s/John D. Dalton
John D. Dalton, Controller and Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101
The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on November 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2014 and 2013, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.