Form 10-K
period 2014-12-31
TIDELANDS BANCSHARES INC
filed 2015-03-02
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2014

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,374,442 based upon the closing sales price of $0.355 per share as quoted on the NASDAQ OTC US market.

The number of shares outstanding of the issuer’s common stock, as of March 2, 2015 was 4,277,176.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III thereof.

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

General Overview

We are a South Carolina corporation organized in 2002 to serve as the holding company for Tidelands Bank (the “Bank”), a state-chartered banking association under the laws of South Carolina headquartered in Mount Pleasant, South Carolina.  We opened Tidelands Bank in October 2003 and operate seven full service banking offices located along the coast of South Carolina.  We are primarily engaged in the business of accepting demand, savings and time deposits insured by the FDIC and providing commercial, consumer and mortgage loans to the general public.  Since our inception, we have focused on serving the banking needs of professionals, entrepreneurs, small business owners and their family members in our South Carolina coastal markets.  As of December 31, 2014, we had total assets of $475.6 million, net loans of $313.2 million, deposits of $428.1 million and shareholders’ equity of $5.3 million.

Our Market Area

Our primary market area is the South Carolina coast, including the Charleston, South Carolina (Charleston, Dorchester and Berkeley Counties), Myrtle Beach, South Carolina (Horry and Georgetown County) and Hilton Head, South Carolina (Beaufort and Jasper County) markets areas.  Our main office is located at 875 Lowcountry Blvd., Mount Pleasant, South Carolina.

The following table shows key demographic information about our market areas:

Tidelands Bank			Total Market Area
								Projected
			Total					Growth in
	As of December 31, 2014		Deposits in			Projected	Median	Median
Market	Retail	Net	Market	Deposit	2014	Population	Household	Household
Area(1)	Deposits	Loans	Area(2)	Growth(3)	Population(4)	Growth(5)	Income(4)	Income(5)
	($ in millions)
Charleston	$215.6	$237.2	$10.4B	3.9%	719,790	8.47%	$49,541	2.40%
(4 branches)

Hilton Head	$79.3	$19.5	$3.5B	1.8%	199,161	7.36%	$51,570	(0.50%)
(1 branch)

Myrtle Beach	$133.2	$56.5	$6.8B	(0.9%)	406,529	8.26%	$38,563	(6.17%)
(2 branches)
Total	$428.1	$313.2
_____________________________
(1)The Charleston, South Carolina market area is comprised of Charleston County, Dorchester County and Berkeley County; the Hilton Head, South Carolina market area is comprised of Beaufort County and Jasper County; and the Myrtle Beach, South Carolina market area is comprised of Horry County and Georgetown County.
(2)     Based on FDIC data as of June 30, 2014.
(3)     Based on FDIC data for the period June 30, 2013 through June 30, 2014.
(4)     As of 2014, per SNL Financial.
(5)     Projected for the period 2014-2019; per SNL Financial.

We believe that the Charleston, South Carolina economy remains diverse and well positioned for continued economic growth and expansion.  According to the Charleston Metro Chamber of Commerce, each year more than four million people visit Charleston because of its world class shopping and dining and historical attractions.  For 20 consecutive years, readers of Condé Nast Traveler magazine honored Charleston as a Top 10 travel destination in the U.S.  This ranking maintains Charleston’s spot as a premier east coast destination.   During 2014, Conde Nast honored Charleston with the No. 1 slot as the friendliest destination in the World.

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

The Myrtle Beach, South Carolina area, also known as South Carolina’s Grand Strand, is a 60-mile stretch of coastline extending from the South Carolina state line at Little River (Horry County) south to Pawleys Island, South Carolina (Georgetown County).  The Myrtle Beach Chamber of Commerce estimates that over 15 million people visit the area each year.  In 2012, Trip Advisor named Myrtle Beach as the No. 3 best beach in the U.S., and U.S. News and World Report honored Myrtle Beach as the No. 6 best family vacation spot.  In 2014, Tip Advisor named Myrtle Beach one of the best family vacation spots.

Our Strengths

Since our founding in 2002, we have focused on our core operating strength of relationship banking.  The cornerstone of our relationship banking model is the hiring and retention of professional banking officers who know their customers and focus on their customers’ banking needs.  By leveraging our banking officers’ experience and personal contacts, we have been able to focus on building banking relationships with professionals, entrepreneurs, small business owners and their family members in our markets.  This relationship banking model enables us to generate both repeat business from existing customers as well as new business from customer referrals.

We have assembled an experienced senior management team, combining extensive market knowledge with an entrepreneurial culture.  The members of our management team have close ties to, and are actively involved in, the communities where we operate, which is critical to our relationship banking focus.  We believe this team has implemented the necessary asset/liability processes to allow us to diversify our loan portfolio and increase retail deposits in our local markets.  We are well positioned to enhance our franchise and reinvigorate our earnings stream.

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

Lending Activities

General.  We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans.  Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas.  We have focused our lending activities primarily on the professional market, including doctors, dentists and small business owners.  At December 31, 2014, we had total loans of $318.0 million, representing 76.2% of our total earning assets.  As of December 31, 2014, we had 24 nonaccrual loans totaling approximately $6.8 million, or 2.2% of total gross loans.

At December 31, 2014, our loan portfolio and nonperforming assets were comprised of the following:

	Loans		Nonperforming Assets
	Balance December 31, 2014	% of Loans	Non-accrual Loans	Other Real Estate	Total Non-performing Assets
	(dollars in thousands)
Real estate mortgage	$248,249	78.0%	$4,214	$9,367	$13,581
Real estate construction	44,388	14.0%	1,429	8,064	9,493
Commercial and industrial	22,632	7.1%	1,196	88	1,284
Consumer	2,818	0.9%	-	-	-
	$318,087	100.0%	$6,839	$17,519	$24,358

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

As of December 31, 2014, loans secured by first or second mortgages on real estate comprised approximately $248.2 million, or 78.0%, of our loan portfolio. These loans will generally fall into one of two categories: residential real estate loans or commercial real estate loans.

Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit.  At December 31, 2014, residential real estate mortgage loans amounted to $99.3 million, or 31.2% of our loan portfolio.  At the inception of the loan, we generally limit the loan-to-value ratio on our residential real estate loans to 85%.  Our underwriting criteria for and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less, and we generally limit the extension of credit to less than 75% of the available equity of each property.

Commercial Real Estate Loans. At December 31, 2014, commercial real estate mortgage loans amounted to $148.9 million, or approximately 46.8% of our loan portfolio.  These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

Real Estate Construction Loans.  We offer fixed and adjustable rate residential and commercial construction loans to owners and to consumers who wish to build their own homes.  The term of our construction loans generally is limited to 12 months.  Construction loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project.  Specific risks include:

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

Residential Construction:  Residential land loans are made to consumer borrowers for the purpose of financing land upon which to build a residential home.  Residential land loans are reclassified as residential construction loans once construction of the residential home commences.  These loans are further categorized as owner-occupied consumer, which is a loan to an individual who intends to occupy the finished home.  At December 31, 2014, residential construction loans amounted to $26.8 million.

Commercial Construction:  Commercial construction loans are made to the borrower for the purpose of financing the construction of a commercial development on a very limited basis.  The majority of loans we made were to borrowers who intend to occupy the finished development (owner-occupied) or where the borrower intends to lease or sell the finished development (non owner-occupied).  At December 31, 2014, these loans amounted to $17.6 million.

Commercial and Industrial Loans.  At December 31, 2014, these loans amounted to $22.6 million, or 7.1% of our total loan portfolio.  We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas.  These loans are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

Consumer Loans.  At December 31, 2014, consumer loans amounted to $2.8 million, or 0.9% of our loan portfolio.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and the availability and value of collateral.  Consumer rates are both fixed and variable, with negotiable terms.  Our installment loans typically amortize over periods up to 60 months.  Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Loan Portfolio Composition.  We provide loans for various uses, including commercial and residential real estate, business purposes, personal use, home improvement, automobiles, as well as letters of credit and home equity lines of credit.  Historically, we have had a concentration of commercial real estate and acquisition, development and construction loans.  We will also strive to continue to limit the amount of our loans to any single customer.  At December 31, 2014, we had approximately 1,530 loans, with an average loan balance of approximately $208,000.  Our 10 largest customer loan relationships represented approximately $46.3 million, or 14.6% of our loan portfolio.  At December 31, 2014, our loan portfolio was positioned within our major markets as follows: Charleston – 75.8%; Myrtle Beach – 18.0%; Hilton Head – 6.2%.  We believe that the diversity of economic activity in our primary markets will tend to mitigate economic volatility, which, together with the variety of purposes for which we make loans, will reduce our risks of loss.

Underwriting.  When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our veteran bankers’ intimate knowledge of our markets.  We have a disciplined approach to underwriting and focus on multiple sources of repayment, including personal guarantees.  Our underwriting standards vary for each type of loan.  While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are permitted to hold loans that exceed supervisory guidelines up to 100% of bank capital, or $31.7 million at December 31, 2014.   As such, $90.7 million, or 28.5%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of capital.  At December 31, 2014, $60.0 million of our commercial loans, or 189.6% of the Bank’s capital, exceeded the supervisory loan-to-value ratio.  The exceptions are approved based on a combination of debt service ability, liquidity and overall balance sheet strength of the borrower.

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

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus.  This limit will increase or decrease as the Bank’s capital increases or decreases.  Based upon the capitalization of the Bank at December 31, 2014, our legal lending limit was approximately $4.8 million.  We expect to sell participations on a limited basis in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring credit in excess of these limits.

Deposit Products

We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas.  In addition, we offer certain retirement account services, such as IRAs.  We solicit accounts from individuals, businesses, associations, organizations and governmental authorities.  Our total deposits decreased by $8.8 million from $436.9 million at December 31, 2013 to $428.1 million at December 31, 2014.  Our retail deposits were all of our total deposits as we have no wholesale deposits.

The following table shows our deposit mix at December 31, 2014 and December 31, 2013:

	At December 31, 2014		At December 31, 2013		Year-Over-Year Change		Average Rate for 2014
Retail Deposits	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage	Percentage
	(dollars in thousands)
Noninterest bearing demand deposits	$26,743	6.2%	$21,388	4.9%	$5,355	25.0%	-%
Interest bearing demand deposits	38,824	9.1%	44,740	10.2%	(5,916)	(13.2%)	0.21%
Savings and money market accounts	102,113	23.9%	92,459	21.2%	9,654	10.4%	0.35%
Time deposits less than $100,000	97,535	22.8%	105,840	24.2%	(8,305)	(7.8%)	1.23%
Time deposits greater than $100,000	162,899	38.0%	172,496	39.5%	(9,597)	(5.6%)	1.33%
Total Retail Deposits	428,114	100.0%	436,923	100.0%	(8,809)	(2.0%)	0.91%
Total Wholesale Deposits	-	-%	-	-%	-	-%	-%
Total Deposits	$428,114	100.0%	$436,923	100.0%	$(8,809)	(2.0%)	0.91%

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

As of June 30, 2014, there were 32 financial institutions in the Charleston, South Carolina market area, 27 in the Myrtle Beach, South Carolina market area and 22 in the Hilton Head, South Carolina market area.  We compete with these institutions both in attracting deposits and in making loans.  Many of our competitors are larger financial institutions that offer some services, such as extensive and established branch networks and trust services, which we do not provide.  In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2014, we had 76 full-time employees and 2 part-time employees.

SUPERVISION AND REGULATION

Both Tidelands Bancshares, Inc. and Tidelands Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control or new federal or state legislation may have on our business and earnings.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.  Please refer to Management’s Discussion and Analysis or Plan of Operation for a discussion of regulatory updates in the section entitled, “Legislative and Regulatory Initiatives to Address Financial and Economic Crises.”

              On December 28, 2010, the Bank entered into a consent order (the “Consent Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina State Board of Financial Institutions (the “State Board”).  The Board of Directors and management of the Bank have been aggressively working to address all the requirements of the Consent Order.  For additional discussion of the Consent Order and our progress with respect to the same, please refer to the section entitled “Regulatory Developments” in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

As of December 31, 2014, the Bank was deemed to be “adequately capitalized.”  As further described below, the Consent Order, among other things, requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days from the effective date of the Consent Order. As of December 31, 2014, the Bank was not considered to be in compliance with the minimum capital requirements established in the Consent Order.

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

Due to the large number of bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2011 through and including 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We did not request exemption from the prepayment requirement.  During 2014, we expensed $1.1 million in deposit insurance.

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

Proposed Legislation and Regulatory Action. On July 2, 2013, the Federal Reserve Board adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions in the form of an "interim final rule." These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 ("CET1") capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock. The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Beginning in 2015, the minimum capital requirements for the Company and the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses.

               In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, certain commercial real estate and nonaccrual loans must be risk-weighted at 150%, rather than the current 100%. All changes to the risk weights take effect in 2015. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy.  The Company anticipates that these new Basel III capital requirements will decrease our capital ratios by several basis points beginning in the first quarter of 2015.

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

If the deferred interest on our junior subordinated debentures is not paid on December 30, 2015, the holders of the debentures may declare a default and exercise various remedies.

We supported our growth through the issuance of trust preferred securities from two special purpose trusts and an accompanying sale of $14.4 million junior subordinated debentures to these trusts.  We conditionally guaranteed payment of the principal and interest on the trust preferred securities of these trusts.

Since December 30, 2010, we have exercised our right to defer distributions on the junior subordinated debentures (and the related trust preferred securities).  We must make payments on the junior subordinated debentures before we can pay any dividends on our common stock.  In the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

Under the terms of the debentures, we may defer payment for up to 20 consecutive quarters without creating a default.  Payment for the 20th quarter interest deferral period will be due on December 30, 2015.   If we fail to make that payment, the trustees of the corresponding trusts, would have the right, after any applicable grace period, to declare a default and exercise various remedies, including demanding immediate payment in full of the entire balance of outstanding principal and accrued interest of the debentures and pursuing further remedies as a result of the default.  We are pursuing available options to pay the interest in arrears, but cannot provide assurances that we will be able to pay these obligations.

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

As noted above, the Bank executed a Consent Order with the FDIC and the State Board.  The Consent Order requires the Bank to, among other things, implement a plan to achieve and maintain minimum capital requirements.  The condition of our loan portfolio may continue to deteriorate and thus continue to deplete our capital and other financial resources.  Should we fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer a continued deterioration in our financial condition, we may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.  If these events occur, we probably would suffer a complete loss of the value of our ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC.  Federal conservatorship or receivership would also result in a complete loss of your investment.

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

As of December 31, 2014, approximately 78.0% of our loans were secured by real estate mortgages.  The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability, asset quality and ultimately our capital levels.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder’s equity could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction lending.

Commercial real estate, commercial and industrial and construction lending usually involve higher credit risks than that of single-family residential lending.  As of December 31, 2014, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate – 46.8%, commercial and industrial – 7.1%, residential construction – 8.4%, and commercial construction – 5.5%.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers.  These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

As of December 31, 2014, our outstanding commercial real estate loans were equal to 384% of our total capital.  The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds.  As of December 31, 2014, we had 24 loans on nonaccrual status totaling approximately $6.8 million, and our allowance for loan loss was $4.7 million.  For the year ended December 31, 2014, we recorded $71,000 as a provision for loan losses, compared to $435,000 in 2013. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address liquidity including the Financial Stability Program adopted by the U.S. Treasury.  We cannot predict the actual effects of EESA, ARRA, the Dodd-Frank Act, and various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, or on us.  The terms and costs of these activities, asset prices, and market liquidity, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages may continue to decline.  Global securities markets and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that our common stock will continue to be traded in an active market.

Our stock is currently quoted on the NASDAQ OTC US market under the symbol “TDBK”.  Trading of securities on the OTC market is generally limited and is effected on a less regular basis than other exchanges, such as the NYSE, and accordingly investors who own or purchase our stock will find that the liquidity or transferability of the stock may be limited.  Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our stock.  If an active public trading market cannot be sustained, the trading price of our common stock could be adversely affected and your ability to transfer your shares of our common stock may be limited.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Pursuant to the Consent Order, the Bank is required to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days.  As of December 31, 2014, the Bank is not in compliance with the capital requirements established in the Consent Order. We may at some point need to raise additional capital to comply with the Consent Order, support our operations, and protect against any further deterioration in our loan portfolio.  We may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators.  Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers, before closing a loan, to take certain steps that vary depending on the type and amount of the loan.  These steps include making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans.  Loans that do not fully comply with our loan policies are known as “exceptions.”  We generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines. We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions.  Interagency guidelines for real estate lending policies allow institutions to originate loans in excess of the supervisory loan to value limits; however, the aggregate amount of such loans should not exceed 100% of total capital.

As of December 31, 2014, approximately $81.2 million of our loans, or 256.5% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of a bank’s capital.  At December 31, 2014, $56.9 million of our commercial loans, or 179.8% of our bank’s capital, exceeded the supervisory loan to value ratio.  As of December 31, 2014, approximately 5.3% of the loans in our portfolio included collateral exceptions to our loan policies.  As a result of these exceptions, those loans may have a higher risk of loss than the other loans in our portfolio that fully comply with our loan policies.  In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

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

Interest rates remained steady for 2014 and 2013.  Approximately 31.0% of our loans were variable rate loans at December 31, 2014. The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates. However the interest that we earn on our assets may not change in the same amount or at the same rates as the interest rates we must pay on our sources of funds.  Accordingly, increases in interest rates may reduce our net interest income due to increasing costs of funds.  In addition, an increase in interest rates may decrease the demand for loans.  Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

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

Although we cannot predict what the FDIC insurance assessment rates will be in the future, further deterioration in either risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

Traditionally, the primary sources of funds of our bank subsidiary have been customer deposits and loan repayments.  As of December 31, 2014, we had no brokered deposits.  Because of the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  Secondary sources of liquidity may include proceeds from the Federal Home Loan Bank (the “FHLB”)  advances and federal funds lines of credit from correspondent banks. The Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are adequately capitalized, we are required to pledge additional collateral for FHLB advances.

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

Thomas H. Lyles, our president and chief executive officer has contributed significantly to our business.  If we lose the services of Mr. Lyles, he would be difficult to replace, and our business and development could be materially and adversely affected.

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

We are limited in the amount we can loan a single borrower by the amount of the Bank’s capital.  Our legal lending limit is 15% of the Bank’s capital and surplus, or $4.8 million at December 31, 2014.  This is significantly less than the limit for our larger competitors and may affect our ability to seek relationships with larger businesses in our market areas.  We expect to sell participations only on a limited basis going forward.

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

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  Our critical accounting policies, which we summarize in our Annual Report on Form 10-K for the year ended December 31, 2014, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures.  For example, material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

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

The ownership interest of the existing holders of our common stock will be diluted to the extent the CPP Warrant is exercised.  The shares of common stock underlying the warrant represent approximately 11.8% of the shares of our common stock outstanding as of March 2, 2015 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant will not be bound by this restriction.

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

Type of Office	Location	Year Opened	Total Retail Deposits as of December 31, 2014	Leased or Owned
Main Office	875 Lowcountry Boulevard in Mount Pleasant, South Carolina	2004	$99,755,104	Leased
Summerville Branch Office	1510 Trolley Road in Summerville, South Carolina	2007	$52,116,340	Owned
Myrtle Beach Branch Office	1312 Professional Drive in Myrtle Beach, South Carolina	2007	$70,215,927	Leased
Park West Branch Office - Mount Pleasant	1100 Park West Blvd. in Mount Pleasant, South Carolina	2007	$21,236,969	Owned
West Ashley Branch Office - Charleston	946 Orleans Road in Charleston, South Carolina	2007	$42,468,959	Leased
Bluffton Branch Office	52 Burnt Church Road in Bluffton, South Carolina	2008	$79,359,203	Leased
Murrells Inlet Branch Office	11915 Plaza Drive in Murrells Inlet, South Carolina	2008	$62,961,219	Leased
Operations Center	840 Lowcountry Boulevard in Mount Pleasant, South Carolina	2007	N/A	Owned
Executive Office Building	830 Lowcountry Boulevard in Mount Pleasant, South Carolina	2011	N/A	Owned
Okatie Crossing ATM Site	15 Baylor Brooke Drive in Bluffton, South Carolina	2014	N/A	Owned

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against Tidelands Bancshares, Inc. (the “Company”) and Tidelands Bank (the “Bank”), as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer.  The lawsuit included causes of action against the Bank and Company for breach of employment contract, fraud, negligent misrepresentation and conversion.  The lawsuit also included causes of action against certain directors and two former and one current officer of the Bank.  Mr. Coffee sought actual damages, punitive damages, and attorneys’ fees.

The preponderance of the allegations against the Bank were dismissed by summary judgment and, subsequently, a confidential agreement to resolve the lawsuit was entered into by all parties.  The agreement had no effect on the Bank’s or the Company’s results of operations, financial position or cash flow.  The settlement is related only to tort claims alleged by the plaintiff, and no portion of the settlement, made by the defendants’ insurance company, represents any payment for wages, compensation, or benefits by the Bank or the Company.  Consequently, no part of the agreement is intended nor understood to be a golden parachute payment as defined by the FDIC and/or the Federal Reserve.  As a result of the agreement, the Circuit Court officially dismissed the lawsuit on February 27, 2015 to the mutual satisfaction of all parties.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is currently quoted on the NASDAQ OTC US market under the symbol “TDBK”.   As of December 31, 2014; we had approximately 479 shareholders of record.

       The following table shows the reported high and low closing prices for shares of our common stock published by NASDAQ for the periods indicated.

	High	Low
2014
Fourth Quarter	$0.44	$0.33
Third Quarter	0.53	0.41
Second Quarter	0.50	0.33
First Quarter	0.50	0.30

2013
Fourth Quarter	$0.45	$0.29
Third Quarter	0.58	0.25
Second Quarter	0.40	0.18
First Quarter	0.48	0.31

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

Our ability to pay cash dividends is further subject to our continued payment of interest that we owe on our junior subordinated debentures.  As of December 31, 2014, we had approximately $14.4 million of junior subordinated debentures outstanding.  Beginning with the fourth quarter 2010 payment, we have elected to defer our payments on the junior subordinated debentures.  We have the right to defer payment of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters.  If we defer, or fail to make, interest payments on the junior subordinated debentures, we will be prohibited, subject to certain exceptions, from paying cash dividends on our common stock until we pay all deferred interest and resume interest payments on the junior subordinated debentures.  The holders of the junior subordinated debentures also have certain rights that may be pursued against the Company, including, but not limited to, forcing the Company into bankruptcy.

As of December 31, 2014, the Company had no equity compensation plans pursuant to which any of the Company’s securities remain available for future issuance.

Item 6.  Selected Financial Data.

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.  Our discussion and analysis for the years ended December 31, 2014 and 2013 is based on our audited financial statements for such periods.  The following discussion describes our results of operations for the year ended December 31, 2014 as compared to December 31, 2013, and analyzes our financial condition as of December 31, 2014 as compared to December 31, 2013.

Overview

We were incorporated in January 2002 to organize and serve as the holding company for Tidelands Bank.  As of December 31, 2014, we had total assets of $475.8 million, loans of $318.1 million, deposits of $428.1 million, and shareholders’ equity of $5.5 million.

The following table sets forth selected measures of our financial performance for the periods indicated.

	For the Years Ended December 31,
	2014	2013
	(dollars in thousands)
Net loss available to common shareholders	$(1,830)	$(2,179)
Total assets	475,581	486,764
Total net loans	313,247	325,063
Total deposits	428,114	436,923
Shareholders’ equity	5,341	4,968

Like most community banks, we derive the majority of our income from interest received on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest, and advances from the Federal Home Loan Bank of Atlanta (the “FHLB”).  Consequently, one of the key measures of our success is net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and advances from the FHLB.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

●
On July 2, 2013, the Federal Reserve Board adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions in the form of an "interim final rule." These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 ("CET1") capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock. The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Beginning in 2015, the minimum capital requirements for the Company and the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses.

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

Critical Accounting Policies

We have adopted accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2014.

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

We believe other real estate is a critical accounting policy that requires significant judgment and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our other real estate include judgments about the estimated value of the property, the impact of current events, and conditions and other factors impacting the value.  Under different conditions or using different assumptions, the actual value of other real estate determined by us may be different from management’s estimates provided in our consolidated financial statements.

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

We have taken actions to comply with the requirements of both the FRB Agreement and the Consent Order.  All of the provisions except for two have been completed.  Capital levels are below the thresholds of 10% for Total Risk-Based Capital and 8% for Tier 1 Leverage Capital.  Credit concentrations within the portfolio continue to decrease, but remain elevated.

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

Results of Operations

Income Statement Review

Summary

Our net loss available to common shareholders was approximately $1.8 million for the year ended December 31, 2014, compared to a net loss available to common shareholders of $2.2 million for the year ended December 31, 2013. The net loss after taxes for the year ended December 31, 2014 was $431,000 compared to $1.0 million for the year ended December 31, 2013. We recorded provisions for loan losses of $71,000 and $435,000 for the years ended December 31, 2014 and 2013, respectively.

In comparing December 31, 2014 and 2013, net interest income before provision expense increased $61,000, noninterest income increased from $959,000 for the year ended December 31, 2013 to $1.1 million for the year ended December 31, 2014 while noninterest expense increased $22,000.  The increase in noninterest income is primarily attributable to a $96,000 decrease in loss on sales of securities available for sale in 2014.

Net Interest Income

During 2014, total assets were reduced by $11.2 million while loans have been reduced by $13.1 million and deposits decreased by $8.8 million.  The corresponding levels of income and expense have been reduced accordingly.

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio has historically been the primary driver of the increase in net interest income. During the year ended December 31, 2014, our loan portfolio decreased $13.1 million.  We anticipate any growth in loans will drive the growth in assets and the growth in net interest income.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At December 31, 2014, loans represented 66.9% of total assets, while securities and interest bearing balances represented 20.9% of total assets.  While we focus on increasing the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as investment yields become more attractive.

At December 31, 2014, retail deposits represented $428.1 million, or 92.8% of total funding, which includes total deposits plus borrowings.  Borrowings represented $33.4 million, or 7.2% of total funding.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  We anticipate that our full service banking offices will assist us in meeting these objectives.  We believe these strategies will provide us with additional customers and a lower alternative cost of funding.

Net interest income increased $61,000 as the result of a decrease in interest income of $501,000, which was offset by a decrease of $622,000 in funding costs as compared to the prior period.  For the years ended December 31, 2014 and 2013, average interest-bearing liabilities exceeded average interest-earning assets by $19.2 million and $23.2 million, respectively.

The impact of the Federal Reserve’s interest rate cuts has resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin increased to 2.97% during the year ended December 31, 2014, as a result of the Banks lower rate and volume of interest bearing liabilities.  Our net interest margin for the year ended December 31, 2013 was 2.80%.

Years Ended December 31, 2014 and 2013

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the two years ended December 31, 2014 and 2013, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate

Earning assets:
Interest bearing balances	$14,681	$79	0.53%	$19,737	$90	0.46%
Taxable investment securities	81,978	1,655	2.02%	87,837	1,312	1.49%
Loans receivable(1)	326,503	16,030	4.91%	339,597	16,864	4.97%
Total earning assets	423,162	17,764	4.20%	447,171	18,266	4.08%

Nonearning assets:
Cash and due from banks	4,202			3,073
Mortgage loans held for sale	185			146
Premises and equipment, net	21,076			21,337
Other assets	38,751			40,039
Allowance for loan losses	(5,432)			(6,740)
Total nonearning assets	58,782			57,855
Total assets	$481,944			$505,026

Interest-bearing liabilities:
Interest bearing transaction accounts	$38,745	81	0.21%	$49,957	193	0.39%
Savings & money market	98,291	344	0.35%	103,641	428	0.41%
Time deposits less than $100,000	101,080	1,248	1.23%	104,943	1,309	1.25%
Time deposits greater than $100,000	168,073	2,245	1.33%	168,166	2,301	1.37%
Securities sold under repurchase agreement	10,000	445	4.45%	10,000	444	4.44%
Advances from FHLB	11,762	369	3.14%	18,205	445	2.44%
Junior subordinated debentures	14,434	468	3.24%	14,434	596	4.13%
ESOP borrowings	19	—	—%	983	47	4.76%
Federal funds purchased	8	—	0.56%	3	—	0.46%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	442,412	5,200	1.18%	470,332	5,763	1.23%

Noninterest-bearing liabilities:
Demand deposits	25,615			20,666
Other liabilities	7,833			6,598
Shareholders’ equity	6,084			7,430

Total liabilities and shareholders’ equity	$481,944			$505,026
Net interest income		$12,564			$12,503
Net interest spread			3.02%			2.86%
Net interest margin			2.97%			2.80%

(1) Includes nonaccruing loans

Our net interest spread was 3.02% and 2.86% for the years ended December 31, 2014 and 2013, respectively.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Net interest income, the largest component of our income, was $12.6 million and $12.5 million for the years ended December 31, 2014 and 2013, respectively.  The increase in 2014 was as a result of a lower volume and rates in interest bearing liabilities.

Interest income for the year ended December 31, 2014 was $17.8 million, consisting primarily of $16.0 million on loans, $1.7 million on investments, $36,000 on interest bearing balances, and $42,000 in other interest income.  Interest income for the year ended December 31, 2013 was $18.3 million, consisting primarily of $16.9 million on loans, $1.3 million on investments, $46,000 on interest bearing balances, and $43,000 in other interest income.  Interest and fees on loans represented 90.2% and 92.3% of total interest income for the years ended December 31, 2014 and 2013, respectively.  Income from investments, interest bearing, and other interest income represented 9.8% and 7.7%, of total interest income for the years ended December 31, 2014 and 2013, respectively.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 77.2% and 75.9% of average interest-earning assets for the years ended December 31, 2014 and 2013, respectively.

During 2014, we focused on local retail deposits.  Under the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  Although local funds are more expensive than wholesale funds, the interest rate environment allowed us to reduce our dependence on wholesale funding and yet decrease our overall cost of funding by $563,000.  Interest expense for the year ended December 31, 2014 was approximately $5.2 million, consisting primarily of $3.9 million related to deposits, $369,000 related to FHLB advances, $445,000 related to securities sold under repurchase agreements, and $468,000 related to junior subordinated debentures.  Interest expense for the year ended December 31, 2013 was approximately $5.8 million, consisting primarily of $4.2 million related to deposits, $445,000 related to FHLB advances, $444,000 related to securities sold under repurchase agreements, $596,000 related to junior subordinated debentures and $47,000 related to ESOP borrowings.  Interest expense on deposits for the years ended December 31, 2014 and 2013 represented 75.3% and 73.4%, respectively, of total interest expense, while interest expense on borrowings represented 24.7% and 26.6% respectively, of total interest expense.  During the year ended December 31, 2014, average interest-bearing liabilities were lower by $27.9 million than for the same period in 2013.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended December 31, 2014 vs. December 31, 2013
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
Interest income
Loans	$(650)	$(191)	$7	$(834)
Taxable investment securities	(88)	462	(31)	343
Interest bearing balances	(23)	16	(4)	(11)
Total interest income	(761)	287	(28)	(502)

Interest expense
Deposits	(147)	(172)	6	(313)
Junior subordinated debentures	—	(128)	—	(128)
Advances from FHLB	(158)	127	(45)	(76)
Securities sold under repurchase agreements	—	1	—	1
Federal funds purchased	—	—	—	—
ESOP borrowings	(46)	(47)	46	(47)
Total interest expense	(351)	(219)	7	(563)
Net interest income	$(410)	$506	$(35)	$61

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

Included in the statement of operations for the years ended December 31, 2014 and 2013 is a noncash expense related to the provision for loan losses of approximately $71,000 and $435,000, respectively.  The allowance for loan losses was approximately $4.7 million and $6.0 million, as of December 31, 2014 and 2013, respectively.  The allowance for loan losses as a percentage of loans was 1.49% at December 31, 2014 and 1.82% at December 31, 2013.  At December 31, 2014, we had 24 nonaccrual loans totaling approximately $6.8 million compared to 44 loans totaling $14.0 million at December 31, 2013.  For the year ended December 31, 2014, net charge offs totaled approximately $1.3 million compared to approximately $1.1 million for 2013.

Noninterest Income

The following table sets forth information related to our noninterest income:

	Years Ended December 31,
	2014	2013
	(in thousands)
Service fees on deposit accounts	$37	$38
Residential mortgage origination fees	190	168
Loss on sale of investment securities	(32)	(128)
Loss on sale of other assets	(5)	—
Other service fees and commissions	519	482
Bank owned life insurance	430	434
Loss on extinguishment of debt	—	(44)
Other	9	9
Total noninterest income	$1,148	$959

Noninterest income for the year ended December 31, 2014 was approximately $1.1 million, an increase of $189,000, compared to noninterest income of $959,000 during the same period in 2013.  The increase was primarily attributable to lower loss on sale of investment securities of $96,000 and an increase in various fees.

Residential mortgage origination fees consist primarily of mortgage origination fees we receive on residential loans funded and closed by a third party.  Residential mortgage origination fees were $190,000 and $168,000 for the years ended December 31, 2014 and 2013, respectively.  The increase of $22,000 in 2014 related primarily to an increase in volume in the mortgage department.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts.  Deposit fees were $37,000 and $38,000 for the years ended December 31, 2014 and 2013, respectively.  Other service fees, commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions were $519,000 and $482,000 for the years ended December 31, 2014 and 2013, respectively.

We also earned $430,000 and $434,000 in noninterest income received from bank owned life insurance for the years ended December 31, 2014 and 2013, respectively.  Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers.  We also had an early extinguishment fee on a FHLB loan of $44,000 in 2013. Other income was $9,000 each for the years ended December 31, 2014 and 2013.

Noninterest Expense

The following table sets forth information related to our noninterest expense.

	Years Ended December 31,
	2014	2013
	(in thousands)
Salaries and benefits	$6,082	$5,877
Occupancy	1,521	1,601
Furniture and equipment expense	1,022	882
Other real estate owned expense	728	863
Professional fees	1,229	1,357
Advertising and marketing	275	308
Insurance	419	414
FDIC assessment	1,074	1,119
Data processing and related costs	811	776
Telephone	201	205
Postage	8	14
Office supplies, stationery and printing	93	87
Other loan related expense	189	245
Other	416	298
Total noninterest expense	$14,068	$14,046

We incurred noninterest expense of $14.1 million for the year ended December 31, 2014, compared to $14.0 million for the year ended December 31, 2013.  For the year ended December 31, 2014, the $135,000 decrease in other real estate owned expenses, which was offset by an increase in furniture and equipment expenses of $140,000 primarily accounted for the decrease in noninterest expense compared to the same period in 2013.  For the year ended December 31, 2014, the remaining differences resulted primarily from increases of $205,000 in salaries and benefits, $118,000 in other expenses, and $35,000 in data processing expense, offset by a decrease of $45,000 in FDIC assessment, $56,000 in other loan expense, $128,000 in professional fees, and $80,000 in occupancy expense.

Occupancy expense was $1.5 million and $1.6 million for the years ended December 31, 2014 and 2013, respectively.  Our branch locations provide increased visibility and new customer traffic to the Bank.  With these new customers, both loan and deposit accounts increase, and additional revenue is generated through interest income on loans and service charges on deposit accounts.

Salary and benefit expense was $6.1 million and $5.9 million for the years ended December 31, 2014 and 2013, respectively.  Salaries and benefits represented 43.8% and 41.8% of our total noninterest expense for the years ended December 31, 2014 and 2013, respectively.

Data processing and related costs were $811,000 and $776,000 for the years ended December 31, 2014 and 2013, respectively.  During the year ended December 31, 2014, our data processing costs for our core processing system were $706,000 compared to $727,000 for the year ended December 31, 2013.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We incurred income tax expense of $4,000 for the year ended December 31, 2014 compared to zero for the same period in 2013.  Management has determined that it is not likely that the deferred tax asset related to continuing operations at December 31, 2014 will be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At December 31, 2014, we had total assets of $475.6 million, consisting principally of $318.0 million in loans, $82.3 million in investment securities, $17.0 million in interest bearing balances, $20.8 million in net premises, furniture and equipment, $16.3 million in bank owned life insurance, $17.5 million in other real estate owned and $4.3 million in cash and due from banks.  Our liabilities at December 31, 2014 totaled $470.2 million, consisting principally of $428.1 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, and $9.0 million in FHLB advances.  At December 31, 2014, our shareholders’ equity was $5.3 million.

Investments

At December 31, 2014, the $82.3 million in our available for sale investment securities portfolio represented approximately 17.3% of our total assets, compared to $80.8 million, or 16.6% of total assets, at December 31, 2014.  At December 31, 2014, we held U.S. treasuries, U.S. government agency securities, government sponsored enterprises, small business administration securities, and mortgage-backed securities with a fair value of $82.3 million and an amortized cost of $84.1 million for a net unrealized loss of $1.8 million.  During 2014, we utilized the investment portfolio to provide additional income and to absorb liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

Contractual maturities and yields on our investments at December 31, 2014 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$2,985	1.28%	$—	—%	$5,830	3.05%	$8,815	2.46%
US Treasuries	—	—%	4,459	1.07%	—	—%	—	—%	4,459	1.07%
SBA loan pools	—	—%	—	—%	950	2.15%	10,156	2.08%	11,106	2.08%
Mortgage-backed securities	—	—%	—	—%	126	1.33%	57,756	1.89%	57,882	1.89%
Total	$—	—%	$7,444	1.15%	$1,076	2.06%	$73,742	2.01%	$82,262	1.93%

At December 31, 2014, Collateralized Mortgage Obligations (“CMO”) and Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $10.9 million, $20.0 million and $28.4 million, respectively.

Other nonmarketable equity securities at December 31, 2014 consisted of Federal Home Loan Bank stock with a cost of $841,900 and other investments of approximately $63,500.

The amortized costs and the fair value of our investments at December 31, 2014, 2013, and 2012 are shown in the following table.

	December 31, 2014		December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
US Treasuries	$4,461	$4,459	$—	$—	$—	$—
Government-sponsored enterprises	8,921	8,815	6,939	6,321	21,895	21,929
SBA loan pools	11,394	11,106	12,093	11,275	—	—
Mortgage-backed securities	59,311	57,882	67,143	63,244	61,048	61,001
Total	$84,087	$82,262	$86,175	$80.840	$82,943	$82.930

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans for the years ended December 31, 2014 and 2013 were $326.5 million and $339.6 million, respectively.  Gross loans outstanding at December 31, 2014 and 2013 were $318.1 million and $331.1million, respectively.

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

              The following table summarizes the composition of our loan portfolio:

	2014		2013		2012		2011		2010
	(dollars in thousands)
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial and industrial	$22,632	7.1%	$22,474	6.8%	$17,514	5.1%	$19,841	5.3%	$23,255	5.3%

Real Estate
Mortgage	248,249	78.0%	255,091	77.1%	257,472	75.8%	278,532	73.4%	315,181	72.0%
Construction	44,388	14.0%	51,289	15.4%	61,828	18.2%	78,740	20.7%	96,001	21.9%
Total real estate	292,637	92.0%	306,380	92.5%	319,300	94.0%	357,272	94.1%	411,182	93.9%

Consumer
Consumer	2,818	0.9%	2,325	0.7%	3,058	0.9%	3,195	0.8%	3,775	0.9%
Total gross loans	318,087	100.0%	331,179	100.0%	339,872	100.0%	380,308	100.2%	438,212	100.1%
Deferred origination fees, net	(90)	(0.0%)	(90)	(0.0%)	(144)	(0.0%)	(665)	(0.2%)	(524)	(0.1%)

Total gross loans, net of deferred fees	317,997	100.0%	331,089	100.0%	339,728	100.0%	379,643	100.0%	437,688	100.0%
Less – allowance for loan losses	(4,750)		(6,026)		(6,727)		(10,320)		(11,459)
Total loans, net	$313,247		$325,063		$333,001		$369,323		$426,229

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.  The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2014:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$5,332	$15,350	$1,950	$22,632
Real estate	46,639	194,007	51,991	292,637
Consumer	834	1,886	98	2,818
Deferred origination fees, net	(6)	(82)	(2)	(90)
Total gross loans, net of deferred fees	$52,799	$211,161	$54,037	$317,997

Gross loans maturing after one year with:
Fixed interest rates				$196,112
Floating interest rates				69,170
Total				$265,282

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

Our methodology for determining our historical loss ratio is to analyze the most recent losses because we believe this period encompasses the most appropriate time period.  In addition, we have moved to a fully migrated loss history for all loan pools and all risk grades as of the period ended December 31, 2014.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total factor.  The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

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

The general reserve decreased during 2014 due to lower loan balances, a substantial  lowering of non-accruals, and substantially improved delinquency trends.  Improving charge-offs compared to prior years has resulted in much lower historical loss ratios.   These lower loss ratios resulted in a reduced requirement for our general reserve during 2014.

The following table summarizes the activity related to our allowance for loan losses.

	December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balance, beginning of year	$6,026	$6,727	$10,320	$11,459	$10,048
Provision for loan losses	71	435	3,028	10,619	16,260
Charge offs, Commercial and Industrial	(485)	(301)	(199)	(804)	(498)
Charge offs, Real Estate Mortgage	(548)	(1,625)	(3,801)	(8,025)	(8,651)
Charge offs, Real Estate Construction	(743)	(800)	(2,571)	(3,637)	(5,699)
Charge offs, Consumer	(3)	(66)	(312)	(30)	(311)
Recoveries, Commercial and Industrial	89	89	16	11	36
Recoveries, Real Estate Mortgage	217	729	205	388	184
Recoveries, Real Estate Construction	102	826	29	316	86
Recoveries, Consumer	24	12	12	23	4
Balance, end of year	$4,750	$6,026	$6,727	$10,320	$11,459

Total loans outstanding at end of period	$317,996	$331,089	$339,728	$379,644	$437,688
Allowance for loan losses to gross loans	1.49%	1.82%	1.98%	2.72%	2.61%
Net charge-offs to average loans	0.41%	0.33%	1.83%	2.86%	3.17%

Nonperforming Assets

The following table sets forth our nonperforming assets.

	December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonaccrual loans	$6,839	$14,043	$23,118	$34,292	$35,556
Other real estate owned	17,692	18,693	22,647	18,906	11,906
Total nonperforming assets	$24,531	$32,736	$45,765	$53,198	$47,462

Nonperforming assets to total assets	5.16%	6.73%	8.69%	9.96%	8.25%

We experienced significant decreases in loans on our watch list, past due loans, nonaccrual loans and other real estate owned during 2014.

The Bank had 24 loans on non-accrual status at December 31, 2014, totaling $6.8 million and 44 loans on non-accrual status totaling $14.0 million at December 31, 2013.  Of the 24 loans on non-accrual status at December 31, 2014, it is anticipated that 17 loans totaling approximately $4.7 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional six loans amounting to approximately $2.1 million are expected to be paid down or paid in full, and one loan totaling approximately $20,000 is expected to move back to an accruing status. At December 31, 2014 and December 31, 2013, the allowance for loan losses was $4.7 million and $6.0 million, respectively, or 1.49% and 1.82%, respectively, of outstanding loans.   At December 31, 2014 the Bank had 39 impaired loans totaling $23.7 million, which is a decrease of $6.5 million when compared to the year ended December 31, 2013.  This decrease was primarily related to one loan that was renewed at current terms, and multiple loans that were moved to other real estate owned.  This also accounts for the significant decrease in troubled debt restructurings (“TDR’s”) for the year ended December 31, 2014.  We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.

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

As of December 31, 2014, we had 25 loans with a current principal balance of $13.9 million on the watch list, compared to 36 loans with a current principal balance of $18.6 million at December 31, 2013.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either move it to “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $1.8 million at December 31, 2014 as compared to $4.3 million at December 31, 2013.  Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned.  At December 31, 2014, there were no loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the years ended December 31, 2014 and 2013, the gross interest that we would have recorded if the loans were in current status was $113,000 and $276,000 respectively.  Forgone interest income on impaired loans was $425,000 and $238,000 during the years ended December 31, 2014 and 2013, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We no longer have any brokered or wholesale deposits.  Our loan-to-deposit ratio was 74.3% and 75.8% at December 31, 2014 and 2013, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2014, 2013, and 2012.

	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$25,615	—%	$20,666	—%	$15,586	—%
Interest bearing demand deposits	38,745	0.21%	49,957	0.39%	36,465	0.73%
Savings and money market accounts	98,291	0.35%	103,641	0.41%	104,527	0.66%
Time deposits less than $100,000	101,080	1.23%	104,943	1.25%	113,058	1.46%
Time deposits greater than $100,000	168,073	1.33%	168,166	1.37%	178,385	1.46%
Total deposits	$431,804	0.91%	$447,373	0.95%	$448,021	1.16%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2014, 2013, and 2012 was as follows:

	2014	2013	2012
	(in thousands)
Three months or less	$18,904	$17,364	$17,806
Over three through six months	33,384	24,816	36,099
Over six though twelve months	23,742	28,718	29,733
Over twelve months	86,868	101,598	85,747
Total	$162,898	$172,496	$169,385

The decrease in time deposits of $100,000 or more for the year ended December 31, 2014 compared to the same period in 2013 resulted from our decision to focus on checking deposit growth.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the years ended December 31, 2014 and 2013 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending Balance	Period End Rate	Maximum Month End Balance	Average for the Period Balance	Rate
	(dollars in thousands)
At or for the year ended December 31, 2014:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.45%
Advances from FHLB	9,000	3.96%	13,000	11,762	3.14%
Junior subordinated debentures	14,434	3.20%	14,434	14,434	3.24%
ESOP borrowings	—	—%	—	19	—%
Federal funds purchased	—	—%	—	8	0.56%
At or for the year ended December 31, 2013:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.44%
Advances from FHLB	13,000	2.83%	24,000	18,205	2.44%
Junior subordinated debentures	14,434	3.21%	14,434	14,434	4.13%
ESOP borrowings	600	4.50%	1,225	983	4.76%
Federal funds purchased	—	—%	—	3	0.46%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

 Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At December 31, 2014, we had $9.0 million in total advances and lines outstanding from the FHLB with a remaining credit availability of $62.5 million and an excess lendable collateral value of approximately $4.5 million.  We also have credit availability through the Federal Reserve Discount Window.   As of December 31, 2014, $120,000 was available based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $5.3 million at December 31, 2014 and $5.0 million at December 31, 2013.  The increase is attributable to the net loss of $257,000 for the year ended December 31, 2014, the preferred stock dividend declared of $1.4 million, offset by an increase of $2.2 million in the fair value of available for sale securities. Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Return on average assets	(0.09%)	(0.20%)	(0.59%)
Return on average equity	(7.08%)	(13.71%)	(23.67%)
Average equity to average assets ratio	1.26%	1.47%	2.49%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of December 31, 2014, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at December 31, 2014 and 2013.

Tidelands Bancshares, Inc.

	2014	2013
Leverage ratio	1.81%	2.25%
Tier 1 risk-based capital ratio	2.45%	3.05%
Total risk-based capital ratio	4.91%	6.10%

The following table sets forth the Bank’s various capital ratios at December 31, 2014 and 2013.

Tidelands Bank

	2014	2013
Leverage ratio	5.67%	5.48%
Tier 1 risk-based capital ratio	7.70%	7.40%
Total risk-based capital ratio	8.95%	8.66%

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

On December 19, 2008, we entered into the CPP Purchase Agreement with the Treasury, pursuant to which the Company issued and sold to Treasury (i) 14,448 shares of the Company’s Series T Preferred Stock, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 571,821 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $3.79 per share, for an aggregate purchase price of $14,448,000 in cash.  The Series T Preferred Stock qualifies as Tier 1 capital under Federal Reserve Board guidelines and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum beginning with the May 15, 2014 dividend date.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2014, unfunded commitments to extend credit were $17.9 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2014, there were commitments totaling approximately $546,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 31.0% of our loans were variable rate loans at December 31, 2014 and 60.6% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a smaller portion of our loans reprice within a year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At December 31, 2014 and December 31, 2013, our liquid assets, which consist of cash and due from banks, amounted to $21.3 million and $19.3 million, or 4.5% and 4.0% of total assets, respectively.  Our available-for-sale securities at December 31, 2014 and December 31, 2013 amounted to $82.3 million and $80.8 million, or 17.3% and 16.6% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $19.6 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At December 31, 2014, we had $9.0 million in total advances and lines from the FHLB with a remaining credit availability of $62.5 million and an excess lendable collateral value of approximately $4.5 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $120,000 secured by securities.

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

Item 7A:  Quantitative and Qualitative Disclosure about Market Risk.

See item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation – Market Risk and interest Rate Sensitivity and  - Liquidity and Capital Resources.

Item 8:  Financial Statements and Supplementary Data.

INDEX TO AUDITED FINANCIAL STATEMENTS

TIDELANDS BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tidelands Bancshares, Inc. and Subsidiary
Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11, as of December 31, 2014 the Company has deferred interest payments on its junior subordinated debentures since December 30, 2010.  Under the terms of the debentures, the Company may defer payments for up to 20 consecutive quarters without creating a default.  Payment for the 20th quarter interest deferral period will be due December 30, 2015.  If the Company fails to make that payment, the trustees of the corresponding trusts, would have the right, after any applicable grace period, to declare a default and exercise various remedies, including demanding immediate payment in full of the entire balance of outstanding principal and accrued interest of the debentures and pursuing further remedies as a result of the default.  The total principal amount outstanding of the debentures and accrued interest as of December 31, 2014 is $14.4 million and $2.7 million, respectively. Our opinion is not modified with respect to this matter.

/s/ Elliott Davis Decosimo, LLC

Charleston, South Carolina
March 2, 2015

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31,	December 31,
Assets:	2014	2013
Cash and cash equivalents:
Cash and due from banks	$4,327,269	$4,079,965
Interest bearing balances	16,958,000	15,198,532
Total cash and cash equivalents	21,285,269	19,278,497
Securities available-for-sale	82,261,996	80,839,795
Nonmarketable equity securities	905,400	1,276,400
Total securities	83,167,396	82,116,195
Loans receivable	317,996,474	331,088,969
Less allowance for loan losses	4,749,537	6,026,110
Loans, net	313,246,937	325,062,859
Premises, furniture and equipment, net	20,760,992	21,061,882
Accrued interest receivable	1,308,204	1,501,379
Bank owned life insurance	16,285,081	15,855,148
Other real estate owned	17,518,665	18,692,607
Other assets	2,008,077	3,195,703
Total assets	$475,580,621	$486,764,270

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$26,743,189	$21,388,282
Interest-bearing transaction accounts	38,824,146	44,740,415
Savings and money market accounts	102,113,233	92,459,062
Time deposits $100,000 and over	162,898,316	172,496,459
Other time deposits	97,534,837	105,839,263
Total deposits	428,113,721	436,923,481

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	9,000,000	13,000,000
Junior subordinated debentures	14,434,000	14,434,000
ESOP borrowings	—	600,000
Accrued interest payable	3,159,215	2,692,018
Other liabilities	5,532,996	4,146,321
Total liabilities	470,239,932	481,795,820

Commitments and contingencies-Note 5,17, and 22

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding	14,448,000	14,448,000
Common stock, $.01 par value, 75,000,000 shares authorized;
4,277,176 shares issued and outstanding	42,772	42,772
Common stock-warrant, 571,821 shares outstanding	1,112,248	1,112,248
Unearned ESOP shares	—	(1,183,898)
Capital surplus	41,550,104	42,708,140
Retained deficit	(50,680,789)	(48,851,197)
Accumulated other comprehensive loss	(1,131,646)	(3,307,615)
Total shareholders’ equity	5,340,689	4,968,450
Total liabilities and shareholders’ equity	$475,580,621	$486,764,270

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the years ended December 31, 2014 and 2013

Interest income:	2014	2013
Loans, including fees	$16,029,854	$16,863,218
Securities available-for-sale, taxable	1,655,425	1,312,051
Interest bearing deposits	36,141	46,972
Other interest income	42,399	43,067
Total interest income	17,763,819	18,265,308
Interest expense:
Time deposits $100,000 and over	2,243,718	2,301,459
Other deposits	1,673,691	1,929,833
Other borrowings	1,282,304	1,531,362
Total interest expense	5,199,713	5,762,654
Net interest income	12,564,106	12,502,654
Provision for loan losses	71,000	435,000
Net interest income after provision for loan losses	12,493,106	12,067,654

Noninterest income:
Service charges on deposit accounts	37,450	38,284
Residential mortgage origination income	190,220	167,608
Loss on sale of securities available-for-sale	(32,118)	(128,177)
Loss on sale and disposal of other assets	(5,076)	—
Other service fees and commissions	519,096	482,259
Increase in cash surrender value of BOLI	429,933	434,199
Loss on extinguishment of debt	—	(43,725)
Other	8,666	8,892
Total noninterest income	1,148,171	959,340
Noninterest expense:
Salaries and employee benefits	6,081,635	5,877,455
Net occupancy	1,521,391	1,601,085
Furniture and equipment	1,022,172	882,356
Other real estate owned expense, net	727,795	863,275
Other operating	4,714,824	4,821,642
Total noninterest expense	14,067,817	14,045,813
Loss before income taxes	(426,540)	(1,018,819)
Income tax expense	4,000	—
Net loss	$(430,540)	$(1,018,819)
Accretion of preferred stock to redemption value	—	252,948
Preferred dividends accrued	1,399,052	906,813
Net loss available to common shareholders	$(1,829,592)	$(2,178,580)

Comprehensive Income (loss)
Net loss	$(430,540)	$(1,018,819)
Unrealized gain (loss) on securities available-for-sale	3,477,510	(5,449,231)
Reclassification adjustment for realized loss on securities	32,118	128,177
Tax effect	(1,333,659)	2,022,000
Comprehensive income (loss)	$1,745,429	$(4,317,873)
Loss per common share
Basic loss per common share	$(0.43)	$(0.52)
Diluted loss per common share	$(0.43)	$(0.52)
Weighted average common shares outstanding
Basic	4,212,770	4,165,823
Diluted	4,212,770	4,165,823

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2014 and 2013

									Accumulated
									other
			Common			Unearned			Comprehensive
	Preferred Stock		Stock	Common Stock		ESOP	Capital	Retained	income
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(Deficit)	(loss)	Total
Balance, December 31, 2012	14,448	$14,195,052	$1,112,248	4,277,176	$42,772	$(1,562,049)	$43,073,284	$(46,672,617)	$(8,561)	$10,180,129
Repayment of ESOP borrowings							(365,144)			(365,144)
Preferred stock dividends accrued								(906,813)		(906,813)
Accretion of discount on preferred stock		252,948						(252,948)		—
Allocation of unearned ESOP shares						378,151				378,151
Net loss								(1,018,819)		(1,018,819)
Other comprehensive loss									(3,299,054)	(3,299,054)

Balance, December 31, 2013	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$(1,183,898)	$42,708,140	$(48,851,197)	$(3,307,615)	$4,968,450
Repayment of ESOP borrowings							(1,158,036)			(1,158,036)
Preferred stock dividends accrued								(1,399,052)		(1,399,052)
Allocation of unearned ESOP shares						1,183,898				1,183,898
Net loss								(430,540)		(430,540)
Other comprehensive income									2,175,969	2,175,969
Balance, December 31, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(50,680,789)	$(1,131,646)	$5,340,689

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(430,540)	$(1,018,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	71,000	435,000
Depreciation and amortization of premises, furniture and equipment	1,161,067	1,073,248
Discount accretion and premium amortization, net	396,123	974,502
Proceeds from sale of residential mortgages held-for-sale	10,382,947	14,112,178
Disbursements for residential mortgages held-for-sale	(10,382,947)	(13,727,178)
Decrease in accrued interest receivable	193,175	241,850
Increase in accrued interest payable	467,198	389,731
Increase in cash surrender value of life insurance	(429,933)	(434,199)
Loss on extinguishment of debt	—	43,725
Gain from sale of real estate	(399,812)	(116,716)
Loss from sale of securities available-for-sale	32,118	128,177
Loss from sale and disposal of other assets	5,076	—
Decrease in carrying value of other real estate	574,244	522,611
(Increase) decrease in other assets	(146,034)	67,917
Decrease in other liabilities	(12,378)	(439,550)
Net cash provided by operating activities	1,481,304	2,252,477
Cash flows from investing activities:
Purchases of securities available-for-sale	(10,720,979)	(48,311,652)
Proceeds from sales of securities available-for-sale	2,771,695	10,212,122
Proceeds from calls, maturities, and paydowns of securities available-for-sale	9,979,470	34,873,023
Net decrease in loans receivable	7,138,877	2,967,050
Proceeds from sale of other real estate owned	5,605,556	8,084,518
Purchase of premises, furniture and equipment, net	(865,253)	(605,468)
Net cash provided by investing activities	13,909,366	7,219,593
Cash flows from financing activities:
Net increase (decrease) increase in demand deposits, interest-bearing transaction accounts and savings accounts	9,092,809	(12,865,298)
Net decrease in certificates of deposit and other time deposits	(17,902,569)	(1,105,250)
Repayment of FHLB advances	(4,000,000)	(21,000,000)
Repayment of ESOP borrowings	(600,000)	(625,000)
Decrease in unearned ESOP shares	25,862	13,007
Net cash used for financing activities	(13,383,898)	(35,582,541)
Net increase (decrease) in cash and cash equivalents	2,006,772	(26,110,471)
Cash and cash equivalents, beginning of year	19,278,497	45,388,968
Cash and cash equivalents, end of year	$21,285,269	$19,278,497

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$4,732,515	$5,372,923
Transfer of loans to foreclosed assets	$4,606,046	$4,536,273
Preferred stock-dividends accrued	$1,399,052	$906,813
Change in unrealized gain (loss) on securities available for sale	$3,509,628	$(5,321,055)

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for annual audited financial statements.  The financial information as of December 31, 2014 has been derived from the audited financial statements as of that date.

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

Stock Option Plan - On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company.  The Stock Plan expired on May 10, 2014 and there were no options outstanding for the years ended December 31, 2014 and 2013.

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

In January 2014, the FASB amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP.  Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks and Interest Bearing Balances- The carrying amount for cash and due from banks is a reasonable estimate of fair value.

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

Junior Subordinated Debentures - The Company is unable to determine value based on the significant unobservable inputs required in the calculation. Refer to Note 11 for further information.

Employee Stock Ownership Plan Borrowings - The carrying value of the ESOP borrowing is a reasonable estimate of fair value based on current market conditions

Off-Balance Sheet Financial Instruments - Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2014
	Carrying Amount		Estimated Fair Value		Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$4,327,269		$4,327,269		$4,327,269	$—	$—
Interest bearing balances	16,958,000		16,958,000		16,958,000	—	—
Securities available-for-sale	82,261,996		82,261,996		4,458,906	77,803,090	—
Nonmarketable equity securities	905,400		905,400		—	—	905,400
Loans receivable	317,996,474		316,801,415		—	295,073,003	21,728,412

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$167,680,568		$167,680,568		$—	$167,680,568	$—
Certificates of deposit and other time deposits	260,433,153		259,904,000		—	259,904,000	—
Securities sold under agreements to repurchase	10,000,000		10,735,000		—	10,735,000	—
Advances from Federal Home Loan Bank	9,000,000		9,247,000		—	9,247,000	—
Junior subordinated debentures	14,434,000	(1)	N/A	(1)	—	—	N/A	(1)

	December 31, 2013
	Carrying Amount		Estimated Fair Value		Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$4,079,965		$4,079,965		$4,079,965	$—	$—
Interest bearing balances	15,198,532		15,198,532		15,198,532	—	—
Securities available-for-sale	80,839,795		80,839,795		—	80,839,795	—
Nonmarketable equity securities	1,276,400		1,276,400		—	—	1,276,400
Loans receivable	331,088,969		330,988,000		—	302,859,388	28,128,612

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$158,587,759		$158,587,759		$—	$158,587,759	$—
Certificates of deposit and other time deposits	278,335,722		276,981,000		—	276,981,000	—
Securities sold under agreements to repurchase	10,000,000		11,105,000		—	11,105,000	—
Advances from Federal Home Loan Bank	13,000,000		13,283,000		—	13,283,000	—
Junior subordinated debentures	14,434,000	(1)	N/A	(1)	—	—	N/A	(1)
ESOP borrowings	600,000		600,000		—	600,000	—

(1) The Company is unable to determine value based on the significant unobservable inputs required in the calculation. Refer to Note 11 for further information.

	December 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$17,911,866	$—	$13,747,105	$—
Letters of credit	545,614	—	377,923	—

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

Assets measured at fair value on a recurring basis are as follows as of December 31, 2014 and 2013:

December 31, 2014	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable input (Level 3)
US Treasuries	$4,458,906	$—	$—
Government sponsored enterprises		8,814,888
Mortgage-backed securities		57,881,853
SBA loan pools	—	11,106,349	—
Total available-for-sale investment securities	$4,458,906	$77,803,090	$—

December 31, 2013
Government sponsored enterprises	$—	$6,321,349	$—
Mortgage-backed securities		63,243,219
SBA loan pools	—	11,275,227	—
Total available-for-sale investment securities	$—	$80,839,795	$—

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2014 and 2013:

December 31, 2014	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$21,728,412
Other real estate owned	—	—	17,518,665
Total	$—	$—	$39,247,077
December 31, 2013
Impaired loans	$—	$—	$28,128,612
Other real estate owned	—	—	18,692,607
Total	$—	$—	$46,821,219

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2014	December 31, 2013	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$17,518,665	$18,692,607	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs

Impaired loans	$21,728,412	$28,128,612	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND CASH EQUIVALENTS

The Company maintains cash balances on hand in order to meet reserve requirements determined by the Federal Reserve.  At December 31, 2014, the Bank had $227,000 on hand with the Federal Reserve Bank to meet this requirement.  At December 31, 2013, the Bank did not need a deposit on hand with the Federal Reserve Bank to meet this requirement. At December 31, 2014, the Bank had $1.4 million in actual currency and cash on hand, $2.9 million in due from non-interest bearing balances and $17.0 million in due from interest bearing balances.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized
December 31, 2014	Amortized Cost	Gains	Lossses	Estimated Fair Value
US Treasuries	$4,461,116	$—	$2,210	$4,458,906
Government-sponsored enterprises	8,920,551	5,277	110,940	8,814,888
Mortgage-backed securities	59,311,268	34,030	1,463,445	57,881,853
SBA loan pools	11,394,296	—	287,947	11,106,349
Total	$84,087,231	$39,307	$1,864,542	$82,261,996

December 31, 2013
Government-sponsored enterprises	$6,939,019	$—	$617,670	$6,321,349
Mortgage-backed securities	67,142,922	12,791	3,912,494	63,243,219
SBA loan pools	12,092,717	—	817,490	11,275,227
Total	$86,174,658	$12,791	$5,347,654	$80,839,795

The amortized cost and estimated fair values of investment securities at December 31, 2014, by contractual maturity dates, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	7,451,997	7,443,858
Due after five years through ten years	971,081	949,731
Due after ten years	16,352,885	15,986,554
Subtotal	24,775,963	24,380,143
Mortgage-backed securities	59,311,268	57,881,853
Total Securities	$84,087,231	$82,261,996

At December 31, 2014 and December 31, 2013, investment securities with market values of $19,600,592 and $13,835,140 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line.  Gross proceeds from the sale of investment securities totaled $2,771,695 and $10,212,122 for the years ended December 31, 2014 and 2013, respectively.  There were no gross realized gains on the sale of investment securities for the year ended December 31, 2014.  There were gross realized losses of $32,118 resulting in a net realized loss of $32,118 for the year ended December 31, 2014.  The gross realized gain on the sale of investment securities totaled $12,833 with gross realized losses of $141,010 resulting in a net realized loss of $128,177 for the year ended December 31, 2013.   The cost of investments sold is determined using the specific identification method.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013.

	Less than Twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	value	losses	value	losses	value	losses
US Treasuries	$4,458,906	$2,210	$—	$—	$4,458,906	$2,210
Government-sponsored enterprises	—	—	6,827,436	110,940	6,827,436	110,940
Mortgage-backed securities	3,539,126	10,561	44,632,067	1,452,884	48,171,193	1,463,445
SBA loan pools	—	—	11,106,349	287,947	11,106,349	287,947
	$7,998,032	$12,771	$62,565,852	$1,851,771	$70,563,884	$1,864,542

	Less than Twelve months		Twelve months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	value	losses	value	losses	value	losses
Government-sponsored enterprises	$6,321,349	$617,670	$—	$—	$6,321,349	$617,670
Mortgage-backed securities	46,893,696	2,674,113	14,334,739	1,238,381	61,228,435	3,912,494
SBA loan pools	11,275,227	817,490	—	—	11,275,227	817,490
	$64,490,272	$4,109,273	$14,334,739	$1,238,381	$78,825,011	$5,347,654

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were thirty-nine securities in a continuous loss position for 12 months or more at December 31, 2014 and there were seven securities in a continuous loss position for 12 months or more at December 31, 2013. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the fair value of stock in community bank holding companies of $63,500 and $61,500 as of December 31, 2014 and 2013, respectively, and the Federal Home Loan Bank stock which has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At December 31, 2014 and December 31, 2013, the Company’s investment in Federal Home Loan Bank stock was $841,900 and $1,214,900, respectively.

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

NOTE 6 – LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended December 31, 2014 and December 31, 2013:

	2014	2013
Real estate – construction	$44,388,045	$51,289,157
Real estate – mortgage	248,248,879	255,090,976
Commercial and industrial	22,631,641	22,473,251
Consumer and other	2,818,248	2,325,192
Total loans receivable, gross	318,086,813	331,178,576
Deferred origination fees	(90,339)	(89,607)
Total loans receivable, net of deferred origination fees	317,996,474	331,088,969
Less allowance for loan losses	4,749,537	6,026,110
Total loans receivable, net of allowance for loan losses	$313,246,937	$325,062,859

The composition of gross loans by rate type is as follows for the periods ended December 31, 2014 and December 31, 2013:

	2014	2013
Variable rate loans	$98,674,261	$108,024,510
Fixed rate loans	219,322,213	223,064,459
Total gross loans	$317,996,474	$331,088,969

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2014 and December 31, 2013:

	Commercial and Industrial		Commercial Real Estate		Commercial Real Estate Construction
	2014	2013	2014	2013	2014	2013
Grade:
Pass	$16,117,119	$20,817,719	$126,670,206	$124,471,948	$17,338,505	$16,926,173
Special Mention	274,961	74,417	7,018,717	10,642,183	—	—
Substandard	6,239,561	1,581,115	15,203,258	11,224,182	259,309	1,249,456
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$22,631,641	$22,473,251	$148,892,181	$146,338,313	$17,597,814	$18,175,629

	Residential Real Estate		Real Estate Residential Construction		Consumer and Other
	2014	2013	2014	2013	2014	2013
Grade:
Pass	$89,704,023	$94,604,237	$21,144,838	$25,439,513	$2,783,083	2,266,967
Special Mention	2,991,889	4,272,201	3,591,151	3,576,510	31,905	39,432
Substandard	6,660,786	9,876,225	2,054,242	4,097,505	3,260	18,793
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$99,356,698	$108,752,663	$26,790,231	$33,113,528	$2,818,248	$2,325,192

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at December 31, 2014 and December 31, 2013:

	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
December 31, 2014
Accruing Loans Paid Current	$21,189,439	$145,122,155	$17,597,814	$97,388,692	$25,361,595	$2,814,483	$309,474,178
Accruing Loans Past Due:
30-59 Days	112,460	923,500	—	428,836	—	1,735	1,466,531
60-89 Days	133,754	—	—	171,130	—	2,030	306,914
Total Loans Past Due	246,214	923,500	—	599,966	—	3,765	1,773,445
Loans Receivable on Nonaccrual Status	$1,195,988	$2,846,526	$—	$1,368,040	$1,428,636	$—	$6,839,190
Total Loans Receivable	$22,631,641	$148,892,181	$17,597,814	$99,356,698	$26,790,231	$2,818,248	$318,086,813

December 31, 2013
Accruing Loans Paid Current	$20,820,951	$141,393,759	$15,503,293	$103,437,464	$29,364,028	$2,300,632	$312,820,127
Accruing Loans Past Due:
30-59 Days	166,125	351,423	1,422,880	1,332,087	—	24,560	3,297,075
60-89 Days	183,004	451,628	—	383,964	—	—	1,018,596
Total Loans Past Due	349,129	803,051	1,422,880	1,716,051	—	24,560	4,315,671
Loans Receivable on Nonaccrual Status	$1,303,171	$4,141,503	$1,249,456	$3,599,148	$3,749,500	$—	$14,042,778
Total Loans Receivable	$22,473,251	$146,338,313	$18,175,629	$108,752,663	$33,113,528	$2,325,192	$331,178,576

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31, 2014 and December 31, 2013:

	2014	2013
Impaired loans without a valuation allowance	$11,672,229	$21,957,602
Impaired loans with a valuation allowance	12,052,219	8,407,274
Total impaired loans	$23,724,448	$30,364,876
Valuation allowance related to impaired loans	$1,996,036	$2,236,264
Average of impaired loans during the period	$26,051,836	$33,958,187
Total nonaccrual loans	$6,839,190	$14,042,778
Total loans past due 90 days and still accruing interest	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$12,182,214	$19,081,135

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2014 and December 31, 2013:

December 31, 2014	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
With no related allowance recorded:
Recorded Investment	$1,195,988	$6,238,887	$—	$3,001,142	$1,236,212	$—	$11,672,229
Unpaid Principal Balance	1,195,988	6,985,013	—	3,066,547	1,671,153	—	12,918,701
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$4,840,000	$3,715,788	$—	$2,131,506	$1,364,925	$—	$12,052,219
Unpaid Principal Balance	4,840,000	3,986,372	—	2,131,506	1,364,925	—	12,322,803
Related Allowance	450,000	682,424	—	340,806	522,806	—	1,996,036
Total:
Recorded Investment	$6,035,988	$9,954,675	$—	$5,132,648	$2,601,137	$—	$23,724,448
Unpaid Principal Balance	6,035,988	10,971,385	—	5,198,053	3,036,078	—	25,241,504
Related Allowance	450,000	682,424	—	340,806	522,806	—	1,996,036

December 31, 2013
With no related allowance recorded:
Recorded Investment	$1,303,171	$12,351,648	$1,249,456	$4,486,763	$2,566,564	$—	$21,957,602
Unpaid Principal Balance	1,518,169	13,560,805	1,249,456	4,966,022	2,809,746	41,012	24,145,210
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$2,373,553	$—	$3,239,731	$2,793,990	$—	$8,407,274
Unpaid Principal Balance	—	2,407,159	—	4,500,311	2,883,899	—	9,791,369
Related Allowance	—	424,744	—	1,008,967	802,553	—	2,236,264
Total:
Recorded Investment	$1,303,171	$14,725,201	$1,249,456	$7,726,494	$5,360,554	$—	$30,364,876
Unpaid Principal Balance	1,518,169	15,967,964	1,249,456	9,466,333	5,693,645	41,012	33,936,579
Related Allowance	—	424,744	—	1,008,967	802,553	—	2,236,264

The following is an analysis of our impaired loan portfolio detailing average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2014 and 2013, respectively.

For the Years Ended	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
December 31, 2014
With no related allowance recorded:
Average Recorded Investment	$1,241,023	$6,996,097	$—	$3,081,093	$2,341,840	$—	$13,660,053
Interest Income Recognized	23,890	213,664	—	92,964	17,547	—	348,065
With an allowance recorded:
Average Recorded Investment	4,840,000	4,077,040	—	2,109,517	1,365,227	—	12,391,784
Interest Income Recognized	220,825	65,642	—	80,211	63,252	—	429,930

December 31, 2013
With no related allowance recorded:
Average Recorded Investment	$1,518,169	$13,560,805	$1,249,456	$6,248,210	$2,809,746	$41,012	$25,427,398
Interest Income Recognized	—	489,090	—	109,165	21,877	2,043	622,175
With an allowance recorded:
Average Recorded Investment	—	2,407,159	—	3,239,731	2,883,899	—	8,530,789
Interest Income Recognized	—	39,870	—	127,040	70,842	—	237,752

The following is a summary of information pertaining to our allowance for loan losses at December 30, 2014 and December 31, 2013:

December 31, 2014	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Charge-offs	(484,649)	(138,856)	—	(409,195)	(743,231)	(3,016)	—	(1,778,947)
Recoveries	88,341	12,181	—	204,897	101,761	24,194	—	431,374
Provision	572,353	438,356	2,821	(864,869)	551,350	41,449	(670,460)	71,000
Ending Balance	$546,588	$1,311,805	$73,911	$921,649	$1,082,036	$93,165	$720,383	$4,749,537
Individually evaluated for impairment	450,000	682,424	—	340,806	522,806	—	—	1,996,036
Collectively evaluated for impairment	96,588	629,381	73,911	580,843	559,230	93,165	720,383	2,753,501
Loans Receivable:
Ending Balance	$22,631,641	$148,892,181	$17,597,814	$99,356,698	$26,790,231	$2,818,248	$—	$318,086,813
Individually evaluated for impairment	6,035,988	9,954,675	—	5,132,648	2,601,137	—	—	23,724,448
Collectively evaluated for impairment	16,595,653	138,937,506	17,597,814	94,224,050	24,189,094	2,818,248	—	294,362,365

December 31, 2013	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$383,496	$1,336,140	$55,829	$2,365,718	$2,366,052	$219,315	$—	$6,726,550
Charge-offs	(301,020)	(714,012)	(97,020)	(911,007)	(702,738)	(65,600)	—	(2,791,397)
Recoveries	88,815	384,262	21,054	344,313	805,396	12,117	—	1,655,957
Provision	199,252	(6,266)	91,227	191,792	(1,296,554)	(135,294)	1,390,843	435,000
Ending Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Individually evaluated for impairment	—	424,744	—	1,008,967	802,553	—	—	2,236,264
Collectively evaluated for impairment	370,543	575,380	71,090	981,849	369,603	30,538	1,390,843	3,789,846
Loans Receivable:
Ending Balance	$22,473,251	$146,338,313	$18,175,629	$108,752,663	$33,113,528	$2,325,192	$—	$331,178,576
Individually evaluated for impairment	1,303,171	14,725,201	1,249,456	7,726,494	5,360,554	—	—	30,364,876
Collectively evaluated for impairment	21,170,080	131,613,112	16,926,173	101,026,169	27,752,974	2,325,192	—	$300,813,700

The allowance for loan losses, as a percent of loans, net of deferred fees, was 1.49% and 1.82% for periods ended December 31, 2014 and December 31, 2013, respectively.  The decrease in the allowance for loan losses was primarily related to a decrease of $1.0 million in the allowance for loans collectively evaluated for impairment.  This decrease during 2014 was primarily due to substantial lowering of non-accruals, and substantially improved delinquency trends.  At December 31, 2014, the Bank had 24 loans totaling $6,839,190 or 2.15% of gross loans, in nonaccrual status, of which $3,443,851 were deemed to be troubled debt restructurings.  There were 13 loans totaling $8,738,363 deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2014. At December 31, 2013, the Bank had 44 loans totaling $14,042,778 or 4.24% of gross loans, in nonaccrual status, of which $6,069,251 were deemed to be troubled debt restructurings.  There were 17 loans totaling $13.0 million deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2013.  There were no loans contractually past due 90 days or more and still accruing interest at December 31, 2014 or December 31, 2013.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are in nonaccrual status.   At December 31, 2014 and December 31, 2013, the Bank had $20,000 and $30,000, respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At December 31, 2014, loans totaling $23.2 million were pledged as collateral at the Federal Home Loan Bank, and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2014 and 2013 are summarized below:
	December 31,
	2014	2013
Balance, beginning of year	$18,692,607	$22,646,747
Additions	4,606,046	4,536,273
Sales	(5,205,744)	(7,967,802)
Write-downs	(574,244)	(522,611)
Balance, end of year	$17,518,665	$18,692,607

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following:
	December 31,
	2014	2013
Land and land improvements	$3,434,431	$3,265,318
Building and leasehold improvements	18,668,886	18,575,600
Furniture and equipment	4,997,469	4,868,875
Software	648,829	888,320
Construction in progress	203,709	212,046
Total	27,953,324	27,810,159
Less, accumulated depreciation	7,192,332	6,748,277
Premises, furniture and equipment, net	$20,760,992	$21,061,882

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $1,161,067 and $1,073,248 respectively.  Construction in progress is related to upgrades of all ATMs and for financial reporting software upgrades.  For the year ended December 31, 2014 the Bank capitalized $0 in interest related to the in process item.  The expected costs to complete the in process item is $15,000.

NOTE 9 – DEPOSITS

At December 31, 2014, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
2015	$125,224,411
2016	81,703,505
2017	49,145,589
2018	3,719,955
2019 & thereafter	639,693
Total	$260,433,153

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of one obligation totaling $10.0 million at December 31, 2014. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with fair values of $11,709,202 and $12,172,378 at December 31, 2014 and December 31, 2013, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2014 and 2013:

	2014	2013
Amount outstanding at year end	$10,000,000	$10,000,000
Average amount outstanding during year	10,000,000	10,000,000
Maximum outstanding at any month-end	10,000,000	10,000,000
Weighted average rate paid at year-end	4.40%	4.40%
Weighted average rate paid during the year	4.45%	4.44%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.613% at the period ended December 31, 2014.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075%, which was 5.308% at the period ended December 31, 2014.  The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2038.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.  As of December 31, 2014, the amount of accrued interest was $2,734,625.

As described in Note 16 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

After the Company has deferred payments on the subordinated debentures for 20 quarters, the holders of the junior subordinated debentures have certain rights that may be pursued against the Company, including, but not limited to, forcing the Company into bankruptcy.

The Company will have deferred interest payments for 20 quarters on December 30, 2015, and is currently pursuing all available options to pay the interest in arrears, but cannot provide assurances that it will be able to pay these obligations.

NOTE 12– ADVANCES FROM FEDERAL HOME LOAN BANK

At December 31, 2014, advances from the Federal Home Loan Bank (“FHLB”) consisted of one advance totaling $9.0 million.  On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%.  The advance is collateralized by pledged FHLB stock and certain loans.  At December 31, 2014, loans totaling $23.2 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended December 31, 2014 and 2013:
	2014	2013
Amount outstanding at period end	$9,000,000	$13,000,000
Average amount outstanding during the year	11,761,644	18,205,479
Maximum outstanding at any month-end	13,000,000	24,000,000
Weighted average rate at year-end	3.96%	2.83%
Weighted average rate during the year	3.14%	2.44%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2014 and 2013 are summarized below:
	2014	2013
Professional fees	$1,228,761	$1,356,746
Telephone expenses	200,753	205,000
Office supplies, stationery, and printing	93,419	86,463
Insurance	418,553	414,164
Postage	8,489	14,035
Data processing	811,020	775,714
Advertising and marketing	274,506	307,970
FDIC Assessment	1,073,559	1,119,306
Other loan related expense	189,279	245,093
Other	416,485	297,151
Total	$4,714,824	$4,821,642

NOTE 14 - INCOME TAXES

For the years ended December 31, 2014 and 2013 income tax expense consisted of the following:
	2014	2013
Current portion:
Federal	$—	$—
State	4,000	—
Total current	4,000	—
Deferred income taxes	—	—
Income tax expense	$4,000	$—

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2014, the Company had stated net operating losses for Federal tax purposes of $41,887,466 and state net operating losses of $9,373,918.  The 2014 federal state net operating losses include $2,057,301 of APIC related NOLs for which the tax benefit will be recorded directly to APIC upon the actual utilization under ASC 740. These net operating losses begin expiring in 2025. Management has determined that is more likely than not that the deferred tax asset related to continuing operations at December 31, 2014 and 2013 will not be realized, and accordingly, has established a valuation allowance.  In 2014, the valuation allowance increased by $327,804.  As of December 31, 2013, the Company had stated net operating losses for Federal tax purposes of $36,971,105 and state net operating losses of $8,306,578. These net operating losses begin expiring in 2025.

At December 31, 2014, income tax returns for 2011 and subsequent years remain subject to review by tax authorities.  The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740.

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:
	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$1,659,043	$2,048,877
Net operating loss carry forward	13,783,704	12,359,667
Interest on nonaccrual loans	620,978	1,428,468
Tax credit	375,162	280,270
Deferred compensation	266,208	276,152
Unrealized loss on securities available-for-sale	693,589	2,027,247
Other real estate owned	466,948	564,842
Loan fees and costs	16,743	—
Other	84,496	81,101
Total deferred tax assets	17,966,871	19,066,624
Valuation allowance	16,859,801	16,531,997
Total net deferred tax assets	1,107,070	2,534,627
Deferred tax liabilities:
Accumulated depreciation	336,379	356,292
Loan fees and costs	—	3,443
Prepaid expenses	77,102	79,051
ESOP	—	68,594
Total deferred tax liabilities	413,481	507,380
Net deferred tax asset	$693,589	$2,027,247

A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% for 2014 and 2013 to income before income taxes follows:
	2014		2013
	Amount	Rate	Amount	Rate
Tax benefit at statutory rate	$(86,187)	(34.00%)	$(346,398)	(34.00%)
State income tax, net of federal income tax effect	(95,753)	(37.77%)	43,263	4.25%
Cash value of life insurance	(146,177)	(57.67%)	(147,628)	(14.49%)
Valuation allowance	327,804	129.32%	465,722	45.71%
Other	4,313	1.70%	(14,959)	(1.47%)
Income tax expense	$4,000	1.58%	$—	0.00%

NOTE 15 - LEASES

The lease on the Bank’s main branch originated on March 29, 2004 and had an initial 10-year term.  The Bank renegotiated this lease during 2014 and extended the term an additional 10 years.  The lease requires monthly payments of $19,314 for the first three years, and increases 3% in year three and 3% in year six.  Rental expense on this facility was $231,769 and $230,644 for the years ended December 31, 2014 and 2013, respectively.

The Bank leases a building for the Myrtle Beach branch location from a lessor in which a Company director has a 50% ownership.  The lease commenced on July 1, 2007 and has a 20-year term at a monthly expense of $12,500.  The lease may be extended at the Bank’s option for two additional ten-year terms. Rental expense under these operating lease agreements was $150,000 and $150,000 for the years ended December 31, 2014 and 2013, respectively.

The Bank has entered into a land lease for its West Ashley branch, which opened in July 2007. The lease originated on December 22, 2005 and has an initial 20-year term. The lease may be extended at the Bank’s option for four additional five-year terms.  The lease requires monthly payments of $6,067 for the first five years and increases 12% every fifth year thereafter. Rental expense under these operating lease agreements was $78,400 and $81,536 for the years ended December 31, 2014 and 2013, respectively.

The Bank leases office space for the Bluffton branch location. The lease originated on June 13, 2007 and has a 20-year term. The lease may be extended at the Bank’s option for four additional five-year terms.  The lease requires monthly payments of $12,897. Rental expense under these operating lease agreements was $154,066 and $154,497 for the years ended December 31, 2014 and 2013, respectively.

The Bank has entered into a land lease for office space located at 830 Lowcountry Boulevard, Mount Pleasant, SC for the building of executive offices. The lease originated on April 24, 2007 and has a 20-year term. The lease may be extended at the Bank’s option for four additional five-year terms. The lease requires monthly payments of $9,167 for the first five years, increasing 7.5% every fifth year thereafter.  Rental expense under this operating lease agreement was $118,250 and $118,250 for the years ended December 31, 2014 and 2013, respectively.

The Bank also leases office space for its Murrells Inlet branch location. The lease originated on March 20, 2007 and has a 20-year term.  The lease may be extended at the Bank’s option for one additional ten-year term. The lease requires monthly payments of $10,000 that began on June 26, 2008, with a price increase every three years based on the CPI Index.  Rental expense under this operating lease agreement was $131,746 and $133,617 for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under these operating leases are summarized as follows:
2015	$868,603
2016	868,603
2017	895,908
2018	907,738
2019	907,738
Thereafter	7,069,428
$11,518,018

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

Related party loan transactions for the years ended December 31, 2014 and 2013 are summarized below:
	December 31,
	2014	2013
Balance, beginning of year	$10,004,197	$10,174,584
New loans	278,699	221,500
Less loan repayments	(593,966)	(391,887)
Balance, end of year	$9,688,930	$10,004,197

Deposits from directors and executive officers and their related interests totaled $710,047 and $626,292 at December 31, 2014 and 2013, respectively.  As mentioned in Note 15, one of the Company’s directors is a 50% owner of an office building in Myrtle Beach, SC in which Tidelands Bank is a tenant.

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

In December 2011, a lawsuit was filed in the South Carolina Circuit Court in Charleston, South Carolina against the Company and the Bank, as well as certain current and former officers and directors, by Robert E. Coffee, Jr., our former President and Chief Executive Officer.  The lawsuit included causes of action against the Bank and Company for breach of employment contract, fraud, negligent misrepresentation and conversion.  The lawsuit also included causes of action against certain directors and two former and one current officer of the Bank.  Mr. Coffee sought actual damages, punitive damages, and attorneys’ fees.

The preponderance of the allegations against the Bank were dismissed by summary judgment and, subsequently, a confidential agreement to resolve the lawsuit was entered into by all parties.  The agreement had no effect on the Bank’s or the Company’s results of operations, financial position or cash flow.  The settlement is related only to tort claims alleged by the plaintiff, and no portion of the settlement, made by the defendants’ insurance company, represents any payment for wages, compensation, or benefits by the Bank or the Company.  Consequently, no part of the agreement is intended nor understood to be a golden parachute payment as defined by the Federal Deposit Insurance Corporation (the “FDIC”) and/or the Federal Reserve.  As a result of the agreement, the Circuit Court officially dismissed the lawsuit on February 27, 2015 to the mutual satisfaction of all parties.

NOTE 18 – LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Potentially dilutive common share equivalents include common shares issuable upon the exercise of outstanding stock options and warrants.

Basic and diluted loss per share is computed below:
	Year Ended December 31,
	2014	2013
Basic loss per share computation:
Net loss available to common shareholders	$(1,829,592)	$(2,178,580)
Average common shares outstanding - basic	4,212,770	4,165,823
Basic net loss per share	$(0.43)	$(0.52)
Diluted loss per share computation:
Net loss available to common shareholders	$(1,829,592)	$(2,178,580)
Average common shares outstanding - basic	4,212,770	4,165,823
Incremental shares from assumed conversions:
Stock options and warrants	—	—
Average common shares outstanding - diluted	4,212,770	4,165,823
Diluted loss per share	$(0.43)	$(0.52)

For the period ended December 31, 2014 and 2013, there were no stock options outstanding.  At December 31, 2014 and 2013, there were 571,821 warrant shares outstanding that were anti-dilutive. Warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board.  Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.  As of December 31, 2014, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

As of December 31, 2014 and 2013, the following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014
Total capital (to risk-weighted assets)	$17,260,000	4.91%	$28,128,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	8,630,000	2.45%	14,064,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	8,630,000	1.81%	19,118,000	4.00%	N/A	N/A
December 31, 2013
Total capital (to risk-weighted assets)	$22,070,000	6.10%	$28,968,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	11,035,000	3.05%	14,484,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	11,035,000	2.25%	19,619,000	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014
Total capital (to risk-weighted assets)	$31,474,000	8.95%	$28,123,000	8.00%	$35,154,000	10.00%
Tier 1 capital (to risk-weighted assets)	27,075,000	7.70%	14,062,000	4.00%	21,092,000	6.00%
Tier 1 capital (to average assets)	27,075,000	5.67%	19,098,000	4.00%	23,873,000	5.00%
December 31, 2013
Total capital (to risk-weighted assets)	$31,337,000	8.66%	$28,950,000	8.00%	$36,187,000	10.00%
Tier 1 capital (to risk-weighted assets)	26,795,000	7.40%	14,475,000	4.00%	21,712,000	6.00%
Tier 1 capital (to average assets)	26,795,000	5.48%	19,566,000	4.00%	24,458,000	5.00%

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2014 and 2013:

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must obtain a minimum amount of $35,154,000 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need $38,196,000 of Tier 1 capital in order to maintain a minimum Leverage Capital ratio of 8%. As of December 31, 2014, the Bank was deemed “adequately capitalized”.   As such, the Bank was not considered in compliance with the capital requirements of the Consent Order.  Basel III will impact our ratios based on the requirement for 150% of capital for nonaccrual loans and certain CRE  loans beginning in the first quarter of 2015.  This impact will lower our capital ratios several basis points.

NOTE 20 - UNUSED LINES OF CREDIT

As of December 31, 2014, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5 million, and $120,000 with the Federal Reserve Bank.  These credit lines are currently secured by $7.5 million, zero, and $416,000, respectively in bonds as of December 31, 2014.   The Raymond James line of credit is required to be secured by bonds prior to any disbursements.   A line of credit is also available from the FHLB with a remaining credit availability of $62.5 million and an excess lendable collateral value of approximately $4.5 million at December 31, 2014.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012.  The Treasury has appointed an observer to the Board.  As of December 31, 2014, the amount of cumulative unpaid dividends is $3,931,265.

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

NOTE 22 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At December 31, 2014, the Bank had $19,957 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth unused commitments to extend credit and standby letters of credit at December 31, 2014 and 2013:

	2014	2013
Commitments to extend credit	$17,911,866	$13,747,105
Standby letters of credit	545,614	377,923
Total	$18,457,480	$14,125,028

NOTE 23 – STOCK COMPENSATION PLANS

On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company.  The Stock Plan expired on May 10, 2014 and there were no options outstanding for the years ended December 31, 2014 and 2013.

NOTE 24 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $25,862 and $13,007 for the years ended December 31, 2014 and 2013.  At December 31, 2013 the ESOP had a outstanding loan amounting to $600,000.  This loan was paid in full during the first quarter of 2014.  There were no outstanding ESOP loans for the year ended December 31, 2014.

A summary of the unallocated share activity of the Company’s ESOP is presented below:
	December 31,
	2014	2013
Balance, beginning of year	56,186	108,825
New share purchases	—	—
Shares released to participants	—	(5,514)
Shares allocated to participants	(56,186)	(47,125)
Balance, end of year	—	56,186

The aggregate fair value of the 56,186 unallocated shares was $21,351 based on the $0.38 closing price of our common stock on December 31, 2013.

NOTE 25 – RETIREMENT PLANS

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code.  At its discretion, the Bank may make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation.  Expenses charged to earnings for the 401(k) profit sharing plan were approximately $91,778 and $82,599 in 2014 and 2013, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officer will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers. Effective June 30, 2010, the executive officers have agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. There was $0 of expense related to the plan in 2014 and 2013, respectively.

As of December 31, 2014, total benefits expected to be paid in future periods equal $782,965, such payments commenced during 2012 in the amount of $2,239.  Total benefits expected to be paid between the years 2015 and 2020 equal $267,769 with $515,196 remaining in the years thereafter.

NOTE 26 - TIDELANDS BANCSHARES, INC. CONSOLIDATION SCHEDULES

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheet

December 31, 2014	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,327,269	$—	$—	$4,327,269
Interest bearing balances	16,958,000	—	—	16,958,000
Total cash and cash equivalents	21,285,269	—	—	21,285,269
Securities available-for-sale	82,261,996	—	—	82,261,996
Nonmarketable equity securities	841,900	63,500	—	905,400
Total securities	83,103,896	63,500	—	83,167,396
Loans receivable	317,996,474	—	—	317,996,474
Less allowance for loan losses	4,749,537	—	—	4,749,537
Loans, net	313,246,937	—	—	313,246,937
Premises, furniture and equipment, net	20,760,992	—	—	20,760,992
Accrued interest receivable	1,308,204	—	—	1,308,204
Bank owned life insurance	16,285,081	—	—	16,285,081
Other real estate owned	17,518,665	—	—	17,518,665
Investment in banking subsidiary	—	25,943,079	(25,943,079)	—
Other assets	1,574,077	434,000	—	2,008,077
Total assets	$475,083,121	$26,440,579	$(25,943,079)	$475,580,621

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$26,743,189	$—	$—	$26,743,189
Interest-bearing transaction accounts	38,824,146	—	—	38,824,146
Savings and money market accounts	102,113,233	—	—	102,113,233
Time deposits $100,000 and over	162,898,316	—	—	162,898,316
Other time deposits	97,534,837	—	—	97,534,837
Total deposits	428,113,721	—	—	428,113,721

Securities sold under agreements to repurchase	10,000,000	—	—	10,000,000
Advances from Federal Home Loan Bank	9,000,000	—	—	9,000,000
Junior subordinated debentures	—	14,434,000	—	14,434,000
Accrued interest payable	424,590	2,734,625	—	3,159,215
Other liabilities	1,601,731	3,931,265	—	5,532,996
Total liabilities	449,140,042	21,099,890	—	470,239,932

Shareholders’ equity:
Preferred stock	—	14,448,000	—	14,448,000
Common stock	28,395,590	42,772	(28,395,590)	42,772
Common stock-warrants	—	1,112,248	—	1,112,248
Capital surplus	35,180,228	41,550,104	(35,180,228)	41,550,104
Retained deficit	(36,501,093)	(50,680,789)	36,501,093	(50,680,789)
Accumulated other comprehensive loss	(1,131,646)	(1,131,646)	1,131,646	(1,131,646)
Total shareholders’ equity	25,943,079	5,340,689	(25,943,079)	5,340,689
Total liabilities and shareholders’ equity	$475,083,121	$26,440,579	$(25,943,079)	$475,580,621

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
For the year ended December 31, 2014

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Interest income:
Loans, including fees	$16,029,854	$—	$—	$16,029,854
Securities available-for-sale, taxable	1,655,425	—	—	1,655,425
Interest bearing deposits	36,028	113	—	36,141
Other interest income	42,399	—	—	42,399
Total interest income	17,763,706	113	—	17,763,819
Interest expense:
Time deposits $100,000 and over	2,243,718	—	—	2,243,718
Other deposits	1,673,691	—	—	1,673,691
Other borrowings	815,351	466,953	—	1,282,304
Total interest expense	4,732,760	466,953	—	5,199,713
Net interest income	13,030,946	(466,840)	—	12,564,106
Provision for loan losses	71,000	—	—	71,000
Net interest income after provision for loan losses	12,959,946	(466,840)	—	12,493,106

Noninterest income:
Service charges on deposit accounts	37,450	—	—	37,450
Residential mortgage origination income	190,220	—	—	190,220
Loss on sale of securities available-for-sale	(32,118)	—	—	(32,118)
Loss on sale and disposal of other assets	(5,076)	—	—	(5,076)
Other service fees and commissions	519,096	—	—	519,096
Increase in cash surrender value of BOLI	429,933	—	—	429,933
Other	8,666	—	—	8,666
Total noninterest income	1,148,171	—	—	1,148,171
Noninterest expense:
Salaries and employee benefits	6,055,773	25,862	—	6,081,635
Net occupancy	1,521,391	—	—	1,521,391
Furniture and equipment	1,022,172	—	—	1,022,172
Other real estate owned expense, net	727,795	—	—	727,795
Other operating	4,714,324	500	—	4,714,824
Total noninterest expense	14,041,455	26,362	—	14,067,817
Income (loss) before income taxes and equity in undistributed income of banking subsidiary	58,662	(493,202)	—	(426,540)
Income tax expense	4,000	—	—	4,000
Equity in undistributed income of banking subsidiary	—	62,662	(62,662)	—
Net income (loss)	$62,662	$(430,540)	$(62,662)	$(430,540)

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the year ended December 31, 2014

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$62,662	$(430,540)	$(62,662)	$(430,540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	71,000	—	—	71,000
Depreciation and amortization of premises, furniture and equipment	1,161,067	—	—	1,161,067
Discount accretion and premium amortization, net	396,123	—	—	396,123
Proceeds from sale of residential mortgages held-for-sale	10,382,947	—	—	10,382,947
Disbursements for residential mortgages held-for-sale	(10,382,947)	—	—	(10,382,947)
Decrease in accrued interest receivable	193,006	169	—	193,175
Increase in accrued interest payable	5,656	461,542	—	467,198
Increase in cash surrender value of life insurance	(429,933)	—	—	(429,933)
Gain from sale of real estate	(399,812)	—	—	(399,812)
Loss from sale of securities available-for-sale	32,118	—	—	32,118
Loss from sale and disposal of other assets	5,076	—	—	5,076
Decrease in carrying value of other real estate	574,244	—	—	574,244
Equity in undistributed loss of subsidiary	—	(62,662)	62,662	—
(Increase) decrease in other assets	(148,534)	2,500	—	(146,034)
Decrease in other liabilities	(12,378)	—	—	(12,378)
Net cash provided (used) by operating activities	1,510,295	(28,991)	—	1,481,304
Cash flows from investing activities:
Purchases of securities available-for-sale	(10,720,979)	—	—	(10,720,979)
Proceeds from sales of securities available-for-sale	2,771,695	—	—	2,771,695
Proceeds from calls, maturities, and paydowns of securities available-for-sale	9,981,470	(2,000)	—	9,979,470
Net decrease in loans receivable	7,138,877	—	—	7,138,877
Proceeds from sale of other real estate owned	5,605,556	—	—	5,605,556
Investment in subsidiary	217,348	(217,348)	—	—
Purchase of premises, furniture and equipment, net	(865,253)	—	—	(865,253)
Net cash provided (used) by investing activities	14,128,714	(219,348)	—	13,909,366
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	9,092,809	—	—	9,092,809
Net decrease in certificates of deposit and other time deposits	(17,902,569)	—	—	(17,902,569)
Repayment of FHLB advances	(4,000,000)	—	—	(4,000,000)
Repayment of ESOP borrowings	—	(600,000)	—	(600,000)
Decrease in unearned ESOP shares	—	25,862	—	25,862
Net cash used for financing activities	(12,809,760)	(574,138)	—	(13,383,898)
Net increase (decrease) in cash and cash equivalents	2,829,249	(822,477)	—	2,006,772
Cash and cash equivalents, beginning of year	18,456,020	822,477	—	19,278,497
Cash and cash equivalents, end of year	$21,285,269	$—	$—	$21,285,269

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheet

December 31, 2013	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,079,965	$—	$—	$4,079,965
Interest bearing balances	14,376,055	822,477	—	15,198,532
Total cash and cash equivalents	18,456,020	822,477	—	19,278,497
Securities available-for-sale	80,839,795	—	—	80,839,795
Nonmarketable equity securities	1,214,900	61,500	—	1,276,400
Total securities	82,054,695	61,500	—	82,116,195
Mortgage loans held for sale	—	—	—	—
Loans receivable	331,088,969	—	—	331,088,969
Less allowance for loan losses	6,026,110	—	—	6,026,110
Loans, net	325,062,859	—	—	325,062,859
Premises, furniture and equipment, net	21,061,882	—	—	21,061,882
Accrued interest receivable	1,501,210	169	—	1,501,379
Bank owned life insurance	15,855,148	—	—	15,855,148
Other real estate owned	18,692,607	—	—	18,692,607
Investment in banking subsidiary	—	23,487,101	(23,487,101)	—
Other assets	2,759,204	436,499	—	3,195,703
Total assets	$485,443,625	$24,807,746	$(23,487,101)	$486,764,270

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$21,388,282	$—	$—	$21,388,282
Interest-bearing transaction accounts	44,740,415	—	—	44,740,415
Savings and money market accounts	92,459,062	—	—	92,459,062
Time deposits $100,000 and over	172,496,459	—	—	172,496,459
Other time deposits	105,839,263	—	—	105,839,263
Total deposits	436,923,481	—	—	436,923,481

Securities sold under agreements to repurchase	10,000,000	—	—	10,000,000
Advances from Federal Home Loan Bank	13,000,000	—	—	13,000,000
Junior subordinated debentures	—	14,434,000	—	14,434,000
ESOP borrowings	—	600,000	—	600,000
Accrued interest payable	418,935	2,273,083	—	2,692,018
Other liabilities	1,614,108	2,532,213	—	4,146,321
Total liabilities	461,956,524	19,839,296	—	481,795,820

Shareholders’ equity:
Preferred stock	—	14,448,000	—	14,448,000
Common stock	28,395,590	42,772	(28,395,590)	42,772
Common stock-warrants	—	1,112,248	—	1,112,248
Unearned ESOP shares	—	(1,183,898)	—	(1,183,898)
Capital surplus	34,962,881	42,708,140	(34,962,881)	42,708,140
Retained deficit	(36,563,755)	(48,851,197)	36,563,755	(48,851,197)
Accumulated other comprehensive loss	(3,307,615)	(3,307,615)	3,307,615	(3,307,615)
Total shareholders’ equity	23,487,101	4,968,450	(23,487,101)	4,968,450
Total liabilities and shareholders’ equity	$485,443,625	$24,807,746	$(23,487,101)	$486,764,270

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations
For the year ended December 31, 2013

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Interest income:
Loans, including fees	$16,863,218	$—	$—	$16,863,218
Securities available-for-sale, taxable	1,312,051	—	—	1,312,051
Interest bearing deposits	41,139	5,833	—	46,972
Other interest income	43,067	—	—	43,067
Total interest income	18,259,475	5,833	—	18,265,308
Interest expense:
Time deposits $100,000 and over	2,301,459	—	—	2,301,459
Other deposits	1,929,833	—	—	1,929,833
Other borrowings	888,312	643,050	—	1,531,362
Total interest expense	5,119,604	643,050	—	5,762,654
Net interest income	13,139,871	(637,217)	—	12,502,654
Provision for loan losses	435,000	—	—	435,000
Net interest income after provision for loan losses	12,704,871	(637,217)	—	12,067,654

Noninterest income:
Service charges on deposit accounts	38,284	—	—	38,284
Residential mortgage origination income	167,608	—	—	167,608
Loss on sale of securities available-for-sale	(128,177)	—	—	(128,177)
Other service fees and commissions	482,259	—	—	482,259
Increase in cash surrender value of BOLI	434,199	—	—	434,199
Loss on extinguishment of debt	(43,725)	—	—	(43,725)
Other	8,892	—	—	8,892
Total noninterest income	959,340	—	—	959,340
Noninterest expense:
Salaries and employee benefits	5,864,448	13,007	—	5,877,455
Net occupancy	1,601,085	—	—	1,601,085
Furniture and equipment	882,356	—	—	882,356
Other real estate owned expense, net	863,275	—	—	863,275
Other operating	4,904,327	(82,685)	—	4,821,642
Total noninterest expense	14,115,491	(69,678)	—	14,045,813
Loss before income taxes and equity in undistributed losses of banking subsidiary	(451,280)	(567,539)	—	(1,018,819)
Income tax expense	—	—	—	—
Equity in undistributed losses of banking subsidiary	—	(451,280)	451,280	—
Net loss	$(451,280)	$(1,018,819)	$451,280	$(1,018,819)

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the year ended December 31, 2013

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(451,280)	$(1,018,819)	$451,280	$(1,018,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	435,000	—	—	435,000
Depreciation and amortization of premises, furniture and equipment	1,073,248	—	—	1,073,248
Discount accretion and premium amortization, net	974,502	—	—	974,502
Proceeds from sale of residential mortgages held-for-sale	14,112,178	—	—	14,112,178
Disbursements for residential mortgages held-for-sale	(13,727,178)	—	—	(13,727,178)
Decrease in accrued interest receivable	241,744	106	—	241,850
(Decrease) Increase in accrued interest payable	(213,352)	603,083	—	389,731
Increase in cash surrender value of life insurance	(434,199)	—	—	(434,199)
Loss on extinguishment of debt	43,725	—	—	43,725
Gain from sale of real estate	(116,716)	—	—	(116,716)
Loss from sale of securities available-for-sale	128,177	—	—	128,177
Decrease in carrying value of other real estate	522,611	—	—	522,611
Equity in undistributed loss of subsidiary	—	451,280	(451,280)	—
Increase in other assets	67,917	—	—	67,917
Decrease in other liabilities	(355,865)	(83,685)	—	(439,550)
Net cash provided (used) by operating activities	2,300,512	(48,035)	—	2,252,477
Cash flows from investing activities:
Purchases of securities available-for-sale	(48,311,652)	—	—	(48,311,652)
Proceeds from sales of securities available-for-sale	10,212,122	—	—	10,212,122
Proceeds from calls, maturities, and paydowns of securities available-for-sale	34,879,271	(6,248)	—	34,873,023
Net decrease in loans receivable	2,967,050	—	—	2,967,050
Proceeds from sale of other real estate owned	8,084,518	—	—	8,084,518
Investment in subsidiary	688,284	(688,284)	—	—
Purchase of premises, furniture and equipment, net	(605,468)	—	—	(605,468)
Net cash provided (used) by investing activities	7,914,125	(694,532)	—	7,219,593
Cash flows from financing activities:
Net (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(13,700,798)	—	835,500	(12,865,298)
Net decrease in certificates of deposit and other time deposits	(1,105,250)	—	—	(1,105,250)
Repayment of FHLB advances	(21,000,000)	—	—	(21,000,000)
Repayment of ESOP borrowings	—	(625,000)	—	(625,000)
Decrease in unearned ESOP shares	—	13,007	—	13,007
Net cash used by financing activities	(35,806,048)	(611,993)	835,500	(35,582,541)
Net (decrease) in cash and cash equivalents	(25,591,411)	(1,354,560)	835,500	(26,110,471)
Cash and cash equivalents, beginning of year	44,047,431	2,177,037	(835,500)	45,388,968
Cash and cash equivalents, end of year	$18,456,020	$822,477	$—	$19,278,497

NOTE 27 – TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (“TDR’s”) amounted to $12,182,214 at December 31, 2014.   The accruing TDR’s were $8,738,363 and the non-accruing TDR’s were $3,443,851 at December 31, 2014.  The troubled debt restructurings (TDR’s) amounted to $19,081,135 at December 31, 2013.   The accruing TDR’s were $13,011,884 and the non-accruing TDR’s were $6,069,251 at December 31, 2013.

The Bank did not incur any troubled debt restructurings during the year ended December 31, 2014.

The following chart represents the troubled debt restructurings incurred during the year ended December 31, 2013:

	For the year ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential Real Estate	2	$395,653	$395,653
Commercial Real Estate	4	3,651,559	3,651,559
Commercial	1	838,328	838,328
Totals	7	$4,885,540	$4,885,540

During the year ended December 31, 2014, the Bank did not modify any loans that were considered to be troubled debt restructurings.  During the year ended December 31, 2013, the Bank modified seven loans that were considered to be troubled debt restructurings.   We extended the terms and lowered the interest rate for these seven loans.

The following chart represents the troubled debt restructurings that subsequently defaulted during the year ended December 31, 2013:

	For the year ended December 31, 2013
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted During the Period:
Residential Real Estate Construction	1	$66,150
Residential Real Estate	1	121,500
Commercial Real Estate	3	2,527,926
Totals	5	$2,715,576

No loans that were determined to be troubled debt restructurings during the year ended December 31, 2014 subsequently defaulted.  During the year ended December 31, 2013, five loans that had previously been restructured, were in default, none of which went into default in the fourth quarter.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2014.  There have been no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in a report entitled “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2014.

Item 11.  Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

               The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2014.

Item 14.  Principal Accounting Fees and Services.

              The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the definitive proxy statement for the Annual Meeting of Shareholders, which is expected to be filed within 120 days after the registrant’s year ended December 31, 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1.	Amended and Restated Articles of Incorporation of Tidelands Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on June 16, 2008).
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

14.1	We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed on March 29, 2012).
23	Consent of Independent Public Accounting Firm.
24	Power of Attorney (contained on the signature page hereof).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial and Accounting Officer.
32	Section 1350 Certifications.
99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of the Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
101
The following financial information from Tidelands Bancshares Inc.’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on March 2, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014 and 2013, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: March 2, 2015	By:	/s/ Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2015	By:	/s/ John D. Dalton
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

Signature	Title	Date

/s/ Michael W. Burrell	Director	March 2, 2015
Michael W. Burrell

/s/ Alan D. Clemmons	Director	March 2, 2015
Alan D. Clemmons

/s/ John W. Gandy	Director	March 2, 2015
John W. Gandy

/s/ Mary V. Propes	Director	March 2, 2015
Mary V. Propes

/s/ Tanya D. Robinson	Director	March 2, 2015
Tanya D. Robinson

/s/ Larry W. Tarleton	Director	March 2, 2015
Larry W. Tarleton

/s/ Thomas H. Lyles	Director	March 2, 2015
Thomas H. Lyles

Exhibit List

23	Consent of Independent Public Accounting Firm.
24	Power of Attorney (contained on the signature page hereof).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Principal Financial and Accounting Officer.
32	Section 1350 Certifications.
99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of the Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
101	The following financial information from Tidelands Bancshares Inc.’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on March 2, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014 and 2013, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2014 and 2013, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.