Form 10-Q
period 2015-03-31
TIDELANDS BANCSHARES INC
filed 2015-05-08
CIK 1178409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of May 8, 2015.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Item 1. Financial Statements

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
Assets:	2015	2014
	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$3,558,301	$4,327,269
Interest bearing balances	19,483,133	16,958,000
Total cash and cash equivalents	23,041,434	21,285,269
Securities available-for-sale	79,399,577	82,261,996
Nonmarketable equity securities	896,300	905,400
Total securities	80,295,877	83,167,396
Mortgage loans held for sale	417,000	—
Loans receivable	320,614,320	317,996,474
Less allowance for loan losses	4,794,450	4,749,537
Loans, net	315,819,870	313,246,937
Premises, furniture and equipment, net	20,519,123	20,760,992
Accrued interest receivable	1,320,150	1,308,204
Bank owned life insurance	16,390,272	16,285,081
Other real estate owned	17,218,318	17,518,665
Other assets	1,635,219	2,008,077
Total assets	$476,657,263	$475,580,621

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$29,379,093	$26,743,189
Interest-bearing transaction accounts	35,083,034	38,824,146
Savings and money market accounts	104,656,458	102,113,233
Time deposits $100,000 and over	164,659,807	162,898,316
Other time deposits	95,495,897	97,534,837
Total deposits	429,274,289	428,113,721

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	9,000,000	9,000,000
Junior subordinated debentures	14,434,000	14,434,000
Accrued interest payable	3,298,261	3,159,215
Other liabilities	5,492,932	5,532,996
Total liabilities	471,499,482	470,239,932

Commitments and contingencies-Note 5,14, and 19

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding	14,448,000	14,448,000
Common stock, $.01 par value, 75,000,000 shares authorized;
4,277,176 shares issued and outstanding	42,772	42,772
Common stock-warrant, 571,821 shares outstanding	1,112,248	1,112,248
Capital surplus	41,550,104	41,550,104
Retained deficit	(51,410,253)	(50,680,789)
Accumulated other comprehensive loss	(585,090)	(1,131,646)
Total shareholders’ equity	5,157,781	5,340,689
Total liabilities and shareholders’ equity	$476,657,263	$475,580,621

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2015 and 2014
(Unaudited)

Interest income:	2015	2014
Loans, including fees	$3,823,679	$3,947,199
Securities available-for-sale, taxable	355,977	440,563
Interest bearing deposits	9,522	6,385
Other interest income	8,997	11,453
Total interest income	4,198,175	4,405,600
Interest expense:
Time deposits $100,000 and over	544,693	554,573
Other deposits	406,831	402,225
Other borrowings	289,509	316,322
Total interest expense	1,241,033	1,273,120
Net interest income	2,957,142	3,132,480
Provision for loan losses	—	41,000
Net interest income after provision for loan losses	2,957,142	3,091,480
Noninterest income:
Service charges on deposit accounts	9,503	9,922
Residential mortgage origination income	48,200	35,018
Gain on sale of securities available-for-sale	6,053	—
Loss on sale and disposal of other assets	(1,701)	—
Other service fees and commissions	143,771	107,875
Increase in cash surrender value of BOLI	105,191	105,058
Other	4,586	1,992
Total noninterest income	315,603	259,865

Noninterest expense:
Salaries and employee benefits	1,636,353	1,500,120
Net occupancy	448,652	368,496
Furniture and equipment	177,084	242,543
Other real estate owned expense, net	128,924	202,212
Other operating	1,197,664	1,169,917
Total noninterest expense	3,588,677	3,483,288
Loss before income taxes	(315,932)	(131,943)
Income tax expense	—	—
Net loss	$(315,932)	$(131,943)
Preferred dividends accrued	413,532	212,253
Net loss available to common shareholders	$(729,464)	$(344,196)
Comprehensive Income:
Net loss	$(315,932)	$(131,943)
Unrealized gain on securities available for sale	887,595	1,093,110
Reclassification adjustment for realized gain on securities	(6,053)	—
Tax effect	(334,986)	(415,381)
Comprehensive income	$230,624	$545,786

Basic loss per common share	$(.17)	$(.08)
Diluted loss per common share	$(.17)	$(.08)
Weighted average common shares outstanding
Basic	4,220,991	4,187,652
Diluted	4,220,991	4,187,652

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2015 and 2014
(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained Earnings	Accumulated other Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(deficit)	income	Total
Balance, December 31, 2013	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$(1,183,898)	$42,708,140	$(48,851,197)	$(3,307,615)	$4,968,450
Repayment of ESOP borrowings							(1,158,036)			(1,158,036)
Preferred stock, dividend accrued								(212,253)		(212,253)
Allocation of unearned ESOP shares						1,183,898				1,183,898
Net loss								(131,943)		(131,943)
Other comprehensive income									677,729	677,729

Balance, March 31, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(49,195,393)	$(2,629,886)	$5,327,845

Balance, December 31, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	—	$41,550,104	$(50,680,789)	$(1,131,646)	$5,340,689
Preferred stock, dividend accrued								(413,532)		(413,532)
Net loss								(315,932)		(315,932)
Other comprehensive income									546,556	546,556

Balance, March 31, 2015	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(51,410,253)	$(585,090)	$5,157,781

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the three months ended March 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(315,932)	$(131,943)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	—	41,000
Depreciation and amortization of premises, furniture and equipment	306,224	275,944
Discount accretion and premium amortization, net	90,044	86,253
Proceeds from sale of residential mortgages held-for-sale	2,869,690	2,712,230
Disbursements for residential mortgages held-for-sale	(3,286,690)	(2,712,230)
Increase in accrued interest receivable	(11,946)	(17,366)
Increase in accrued interest payable	139,046	153,920
Increase in cash surrender value of life insurance	(105,191)	(105,058)
Loss from sale and disposal of other assets	1,701	—
Gain from sale of real estate and other assets	(15,709)	(28,834)
Gain from sale of securities available-for-sale	(6,053)	—
Decrease in carrying value of other real estate	—	57,600
Decrease in other assets	37,872	117,662
Decrease in other liabilities	(453,596)	(435,490)
Net cash (used) provided by operating activities	(750,540)	13,688
Cash flows from investing activities:
Purchases of securities available-for-sale	(6,006,885)	—
Proceeds from sales of securities available-for-sale	7,227,111	—
Proceeds from calls, maturities, and paydowns of securities available-for-sale	2,448,844	2,055,125
Net (increase) decrease in loans receivable	(2,876,483)	672,800
Proceeds from sale of other real estate owned	619,606	741,660
Purchase of premises, furniture and equipment, net	(66,056)	(544,740)
Net cash provided by investing activities	1,346,137	2,924,845
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	1,438,017	(956,104)
Net decrease in certificates of deposit and other time deposits	(277,449)	(8,852,994)
Repayment of ESOP borrowings	—	(600,000)
Decrease in unearned ESOP shares	—	25,862
Net cash used (provided) by financing activities	1,160,568	(10,383,236)
Net increase (decrease) in cash and cash equivalents	1,756,165	(7,444,703)
Cash and cash equivalents, beginning of period	21,285,269	19,278,497
Cash and cash equivalents, end of period	$23,041,434	$11,833,794

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,101,988	$1,119,200
Transfer of loans to foreclosed assets	$303,550	$866,415
Preferred stock-dividends accrued	$413,532	$212,253
Change in unrealized gain (loss) on securities available for sale	$881,542	$1,093,110

See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K.  The financial statements, as of March 31, 2015 and for the interim periods ended March 31, 2015 and 2014, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The financial information as of December 31, 2014 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in the Company’s 2014 Annual Report on Form 10-K.

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

Consent Order - The Bank is under a Consent Order with the Federal Deposit Insurance Corporation (‘FDIC”).  See note 16.

Trust Preferred Securities - The Company has issued trust preferred securities. See note 11.

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

Comprehensive Income - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income are components of comprehensive income

Statements of Cash Flows - For purposes of reporting cash flows in the consolidated financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

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

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications - Certain captions and amounts in the 2014 financial statements were reclassified to conform to the 2015 presentation. These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2015
	Carrying Amount		Estimated Fair Value		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$3,558,301		$3,558,301		$3,558,301	$—	$—
Interest bearing balances	19,483,133		19,483,133		19,483,133	—	—
Securities available-for-sale	79,399,577		79,399,577		4,492,188	74,907,389	—
Nonmarketable equity securities	896,300		896,300		—	—	896,300
Mortgage loans held for sale	417,000		417,000		—	417,000	—
Loans receivable	320,614,320		319,299,271		—	295,848,831	23,450,440

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$169,118,585		$169,118,585		$—	$169,118,585	$—
Certificates of deposit and other time deposits	260,155,704		259,589,000		—	259,589,000	—
Securities sold under agreements to repurchase	10,000,000		10,654,000		—	10,654,000	—
Advances from Federal Home Loan Bank	9,000,000		9,251,000		—	9,251,000	—
Junior subordinated debentures	14,434,000	(1)	N/A	(1)	—	—	N/A	(1)

	December 31, 2014
	Carrying Amount		Estimated Fair Value		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,327,269		$4,327,269		$4,327,269	$—	$—
Interest bearing balances	16,958,000		16,958,000		16,958,000	—	—
Securities available-for-sale	82,261,996		82,261,996		4,458,906	77,803,090	—
Nonmarketable equity securities	905,400		905,400		—	—	905,400
Loans receivable	317,996,474		316,801,415		—	295,073,003	21,728,412

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$167,680,568		$167,680,568		$—	$167,680,568	$—
Certificates of deposit and other time deposits	260,433,153		259,904,000		—	259,904,000	—
Securities sold under agreements to repurchase	10,000,000		10,735,000		—	10,735,000	—
Advances from Federal Home Loan Bank	9,000,000		9,247,000		—	9,247,000	—
Junior subordinated debentures	14,434,000	(1)	N/A	(1)	—	—	N/A	(1)

(1) The Company is unable to determine value based on the significant unobservable inputs required in the calculation. Refer to Note 11 for further information.

	March 31, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$17,564,145	$—	$17,911,866	$—
Letters of credit	547,073	—	545,614	—

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

Assets measured at fair value on a recurring basis are as follows as of March 31, 2015 and December 31, 2014:

March 31, 2015	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
US Treasuries	$4,492,188	$—	$—
Government sponsored enterprises		10,850,973
Mortgage-backed securities		52,974,464
SBA loan pools	—	11,081,952	—
Total available-for-sale investment securities	$4,492,188	$74,907,389	$—

December 31, 2014
US Treasuries	$4,458,906	$—	$—
Government sponsored enterprises		8,814,888
Mortgage-backed securities		57,881,853
SBA loan pools	—	11,106,349	—
Total available-for-sale investment securities	$4,458,906	$77,803,090	$—

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2015 and December 31, 2014:

March 31, 2015	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$23,450,440
Other real estate owned	—	—	17,218,318
Total	$—	$—	$40,668,758
December 31, 2014
Impaired loans	$—	$—	$21,728,412
Other real estate owned	—	—	17,518,665
Total	$—	$—	$39,247,077

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2015	December 31, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$17,218,318	$17,518,665	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs

Impaired loans	$23,450,440	$21,728,412	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances on hand in order to meet reserve requirements determined by the Federal Reserve.  At March 31, 2015, the Bank had $366,000 on hand with the Federal Reserve Bank to meet this requirement. At March 31, 2015, the Bank had $1.5 million in actual currency and cash on hand, $2.0 million in due from non-interest bearing balances and $19.5 million in due from interest bearing balances.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated Fair
March 31, 2015	Cost	Gains	Losses	Value
US Treasuries	$4,464,259	$27,929	$—	$4,492,188
Government-sponsored enterprises	10,818,527	32,446	—	10,850,973
Mortgage-backed securities	53,819,251	57,100	901,887	52,974,464
SBA loan pools	11,241,233	1,154	160,435	11,081,952
Total	$80,343,270	$118,629	$1,062,322	$79,399,577

December 31, 2014
US Treasuries	$4,461,116	$—	$2,210	$4,458,906
Government-sponsored enterprises	8,920,551	5,277	110,940	8,814,888
Mortgage-backed securities	59,311,268	34,030	1,463,445	57,881,853
SBA loan pools	11,394,296	—	287,947	11,106,349
Total	$84,087,231	$39,307	$1,864,542	$82,261,996

The amortized cost and estimated fair values of investment securities at March 31, 2015, by contractual maturity dates, are shown in the following table.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

		Estimated Fair
	Amortized Cost	Value
Due within one year	$—	$—
Due after one year through five years	13,462,786	13,522,554
Due after five years through ten years	944,288	938,399
Due after ten years	12,116,945	11,964,160
Subtotal	26,524,019	26,425,113
Mortgage-backed securities	53,819,251	52,974,464
Total Securities	$80,343,270	$79,399,577

At March 31, 2015 and December 31, 2014, investment securities with market values of $19,405,132 and $19,600,592 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $7,227,111 and $2,771,695 for the periods ended March 31, 2015 and December 31, 2014, respectively.  The gross realized gain on the sale of investment securities totaled $17,654 with gross realized losses of $11,601 resulting in a net realized gain of $6,053 for the period ended March 31, 2015. There were gross realized losses of $32,118 resulting in a net realized loss of $32,118 for the year ended December 31, 2014.  There were no proceeds from the sale of investment securities for the three months ended March 31, 2014, resulting in no realized gains or losses on the sale of investment securities for the three months ended March 31, 2014. The cost of investments sold is determined using the specific identification method.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014:

	Less than Twelve months		Twelve months or more		Total
March 31, 2015	Estimated Fair value	Unrealized losses	Estimated Fair value	Unrealized losses	Estimated Fair value	Unrealized losses
US Treasuries	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities	2,623,293	8,297	42,875,178	893,590	45,498,471	901,887
SBA loan pools	—	—	9,715,295	160,435	9,715,295	160,435
	$2,623,293	$8,297	$52,590,473	$1,054,025	$55,213,766	$1,062,322

	Less than Twelve months		Twelve months or more		Total
December 31, 2014	Estimated Fair value	Unrealized losses	Estimated Fair value	Unrealized losses	Estimated Fair value	Unrealized losses
US Treasuries	$4,458,906	$2,210	$—	$—	$4,458,906	$2,210
Government-sponsored enterprises	—	—	6,827,436	110,940	6,827,436	110,940
Mortgage-backed securities	3,539,126	10,561	44,632,067	1,452,884	48,171,193	1,463,445
SBA loan pools	—	—	11,106,349	287,947	11,106,349	287,947
	$7,998,032	$12,771	$62,565,852	$1,851,771	$70,563,884	$1,864,542

Securities classified as available-for-sale are recorded at fair market value.  Of the securities in an unrealized loss position, there were thirty-three securities in a continuous loss position for 12 months or more at March 31, 2015 and there were thirty-nine securities in a continuous loss position for 12 months or more at December 31, 2014. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the fair value of stock in community bank holding companies of $63,500 for the periods ended March 31, 2015 and December 31, 2014, respectively, and the Federal Home Loan Bank stock which has no quoted market value and no ready market exists.  Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.  At March 31, 2015 and December 31, 2014, the Company’s investment in Federal Home Loan Bank stock was $832,800 and $841,900, respectively.

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

NOTE 6 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended March 31, 2015 and December 31, 2014:

	2015	2014
Real estate - construction	$42,591,560	$44,388,045
Real estate - mortgage	251,276,554	248,248,879
Commercial and industrial	23,696,592	22,631,641
Consumer and other	3,134,580	2,818,248
Total loans receivable, gross	320,699,286	318,086,813
Deferred origination fees	(84,966)	(90,339)
Total loans receivable, net of deferred origination fees	320,614,320	317,996,474
Less allowance for loan losses	4,794,450	4,749,537
Total loans receivable, net of allowance for loan loss	$315,819,870	$313,246,937

The composition of gross loans by rate type is as follows for the periods ended March 31, 2015 and December 31, 2014:

	2015	2014
Variable rate loans	$103,840,039	$98,674,261
Fixed rate loans	216,774,281	219,322,213
Total gross loans	$320,614,320	$317,996,474

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2015 and December 31, 2014:

	Commercial and Industrial		Commercial Real Estate		Commercial Real Estate Construction
	2015	2014	2015	2014	2015	2014
Grade:
Pass	$17,218,104	$16,117,119	$126,971,930	$126,670,206	$15,943,173	$17,338,505
Special Mention	297,335	274,961	13,599,454	7,018,717	256,680	—
Substandard	6,181,153	6,239,561	10,098,693	15,203,258	—	259,309
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$23,696,592	$22,631,641	$150,670,077	$148,892,181	$16,199,853	$17,597,814

	Residential Real Estate		Real Estate Residential Construction		Consumer and Other
	2015	2014	2015	2014	2015	2014
Grade:
Pass	$91,502,633	$89,704,023	$20,844,825	$21,144,838	$3,102,657	$2,783,083
Special Mention	2,518,822	2,991,889	2,418,650	3,591,151	30,181	31,905
Substandard	6,585,022	6,660,786	3,128,232	2,054,242	1,742	3,260
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$100,606,477	$99,356,698	$26,391,707	$26,790,231	$3,134,580	$2,818,248

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at March 31, 2015 and December 31, 2014:

	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
March 31, 2015
Accruing Loans Paid Current	$22,352,780	$142,274,753	$16,199,853	$96,308,716	$23,770,837	$3,089,051	$303,995,990
Accruing Loans Past Due:
30-59 Days	147,824	4,632,836	—	1,233,157	—	1,743	6,015,560
60-89 Days	—	923,500	—	—	114,642	43,786	1,081,928
Total Loans Past Due	147,824	5,556,336	—	1,233,157	114,642	45,529	7,097,488
Loans Receivable on Nonaccrual Status	$1,195,988	$2,838,988	$—	$3,064,604	$2,506,228	$—	$9,605,808
Total Loans Receivable	$23,696,592	$150,670,077	$16,199,853	$100,606,477	$26,391,707	$3,134,580	$320,699,286

December 31, 2014
Accruing Loans Paid Current	$21,189,439	$145,122,155	$17,597,814	$97,388,692	$25,361,595	$2,814,483	$309,474,178
Accruing Loans Past Due:
30-59 Days	112,460	923,500	—	428,836	—	1,735	1,466,531
60-89 Days	133,754	—	—	171,130	—	2,030	306,914
Total Loans Past Due	246,214	923,500	—	599,966	—	3,765	1,773,445
Loans Receivable on Nonaccrual Status	$1,195,988	$2,846,526	$—	$1,368,040	$1,428,636	$—	$6,839,190
Total Loans Receivable	$22,631,641	$148,892,181	$17,597,814	$99,356,698	$26,790,231	$2,818,248	$318,086,813

The following is a summary of information pertaining to impaired and nonaccrual loans at March 31, 2015 and December 31, 2014:

	2015	2014
Impaired loans without a valuation allowance	$12,993,416	$11,672,229
Impaired loans with a valuation allowance	12,331,753	12,052,219
Total impaired loans	$25,325,169	$23,724,448
Valuation allowance related to impaired loans	$1,874,729	$1,996,036
Average of impaired loans during the period	$26,722,991	$26,051,836
Total nonaccrual loans	$9,605,808	$6,839,190
Total Loans past due 90 days and still accruing	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$12,082,331	$12,182,214

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at March 31, 2015 and December 31, 2014:

March 31, 2015	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
With no related allowance recorded:
Recorded Investment	$1,195,988	$6,270,518	$—	$4,385,608	$1,141,302	$—	$12,993,416
Unpaid Principal Balance	1,195,988	7,016,644	—	4,385,608	1,537,558	—	14,135,798
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$4,840,000	$3,690,949	$—	$2,435,879	$1,364,925	$—	$12,331,753
Unpaid Principal Balance	4,840,000	3,961,533	—	2,435,879	1,364,925	—	12,602,337
Related Allowance	450,000	547,584	—	354,339	522,806	—	1,874,729
Total:
Recorded Investment	$6,035,988	$9,961,467	$—	$6,821,487	$2,506,227	$—	$25,325,169
Unpaid Principal Balance	6,035,988	10,978,177	—	6,821,487	2,902,483	—	26,738,135
Related Allowance	450,000	547,584	—	354,339	522,806	—	1,874,729

December 31, 2014
With no related allowance recorded:
Recorded Investment	$1,195,988	$6,238,887	$—	$3,001,142	$1,236,212	$—	$11,672,229
Unpaid Principal Balance	1,195,988	6,985,013	—	3,066,547	1,671,153	—	12,918,701
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$4,840,000	$3,715,788	$—	$2,131,506	$1,364,925	$—	$12,052,219
Unpaid Principal Balance	4,840,000	3,986,372	—	2,131,506	1,364,925	—	12,322,803
Related Allowance	450,000	682,424	—	340,806	522,806	—	1,996,036
Total:
Recorded Investment	$6,035,988	$9,954,675	$—	$5,132,648	$2,601,137	$—	$23,724,448
Unpaid Principal Balance	6,035,988	10,971,385	—	5,198,053	3,036,078	—	25,241,504
Related Allowance	450,000	682,424	—	340,806	522,806	—	1,996,036

The following is an analysis of our impaired loan portfolio detailing average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014, respectively.

For the Three Months Ended	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
March 31, 2015 With no related allowance recorded:
Average Recorded Investment	$1,195,988	$6,987,478	$—	$4,389,872	$1,537,559	$—	$14,110,897
Interest Income Recognized	23,890	52,473	—	39,762	—	—	116,125
With an allowance recorded:
Average Recorded Investment	$4,840,000	$3,970,930	$—	$2,436,238	$1,364,926	$—	$12,612,094
Interest Income Recognized	54,450	15,936	—	20,107	8,995	—	99,488

March 31, 2014 With no related allowance recorded:
Average Recorded Investment	$845,670	$9,606,659	$1,249,456	$5,502,857	$2,098,545	$41,012	$19,344,199
Interest Income Recognized	—	101,445	—	22,353	—	—	123,798
With an allowance recorded:
Average Recorded Investment	$671,438	$4,122,341	$—	$2,949,344	$2,867,769	$5,000	$10,615,892
Interest Income Recognized	14	16,330	—	24,456	14,456	73	55,329

The following is a summary of information pertaining to our allowance for loan losses at March 31, 2015 and December 31, 2014:

March 31, 2015	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$546,588	$1,311,805	$73,911	$921,649	$1,082,036	$93,165	$720,383	$4,749,537
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	1,138	—	—	43,568	—	207	—	44,913
Provision	(17,808)	(231,022)	(12,352)	(148,376)	(160,609)	(9,859)	580,026	—
Ending Balance	$529,918	$1,080,783	$61,559	$816,841	$921,427	$83,513	$1,300,409	$4,794,450
Individually evaluated for impairment	450,000	547,584	—	354,339	522,806	—	—	1,874,729
Collectively evaluated for impairment	79,918	533,199	61,559	462,502	398,621	83,513	1,300,409	2,919,721
Loans Receivable:
Ending Balance	$23,696,592	$150,670,077	$16,199,853	$100,606,477	$26,391,707	$3,134,580	$—	$320,699,286
Individually evaluated for impairment	6,035,989	9,961,467	—	6,821,487	2,506,227	—	—	25,325,169
Collectively evaluated for impairment	17,660,603	140,708,610	16,199,853	93,784,990	23,885,480	3,134,580	—	295,374,117

December 31, 2014	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Charge-offs	(484,649)	(138,856)	—	(409,195)	(743,231)	(3,016)	—	(1,778,947)
Recoveries	88,341	12,181	—	204,897	101,761	24,194	—	431,374
Provision	572,353	438,356	2,821	(864,869)	551,350	41,449	(670,460)	71,000
Ending Balance	$546,588	$1,311,805	$73,911	$921,649	$1,082,036	$93,165	$720,383	$4,749,537
Individually evaluated for impairment	450,000	682,424	—	340,806	522,806	—	—	1,996,036
Collectively evaluated for impairment	96,588	629,381	73,911	580,843	559,230	93,165	720,383	2,753,501
Loans Receivable:
Ending Balance	$22,631,641	$148,892,181	$17,597,814	$99,356,698	$26,790,231	$2,818,248	$—	$318,086,813
Individually evaluated for impairment	6,035,988	9,954,675	—	5,132,648	2,601,137	—	—	23,724,448
Collectively evaluated for impairment	16,595,653	138,937,506	17,597,814	94,224,050	24,189,094	2,818,248	—	294,362,365

The allowance for loan losses, as a percent of loans, net of deferred fees, was 1.50% and 1.49% for periods ended March 31, 2015 and December 31, 2014, respectively.  At March 31, 2015, the Bank had 25 loans totaling $9,605,808 or 3.00% of gross loans, in nonaccrual status, of which $4,509,865 were deemed to be troubled debt restructurings.  There were 12 loans totaling $7.6 million deemed to be troubled debt restructurings not in nonaccrual status at March 31, 2015. At December 31, 2014, the Bank had 24 loans totaling $6,839,190 or 2.15% of gross loans, in nonaccrual status, of which $3,443,851 were deemed to be troubled debt restructurings.  There were 13 loans totaling $8,738,363 deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2014.  There were no loans contractually past due 90 days or more and still accruing interest at March 31, 2015 or December 31, 2014.  Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are in nonaccrual status.   At March 31, 2015 and December 31, 2014, the Bank had $20,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At March 31, 2015, loans totaling $22.7 million were pledged as collateral at the Federal Home Loan Bank, and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the three months ended March 31, 2015 and the year ended December 31, 2014 are summarized below:

	2015	2014
Balance, beginning of year	$17,518,665	$18,692,607
Additions	303,550	4,606,046
Sales	(603,897)	(5,205,744)
Write-downs	—	(574,244)
Balance, end of period	$17,218,318	$17,518,665

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following for the three months ended March 31, 2015 and the year ended December 31, 2014:

	2015	2014
Land and land improvements	$3,434,431	$3,434,431
Building and leasehold improvements	18,668,886	18,668,886
Furniture and equipment	4,823,174	4,997,469
Software	597,188	648,829
Construction in progress	108,366	203,709
Total	27,632,045	27,953,324
Less, accumulated depreciation	7,112,922	7,192,332
Premises, furniture and equipment, net	$20,519,123	$20,760,992

Depreciation expense for the three months ended March 31, 2015 and 2014 amounted to $306,224 and $275,944, respectively.  Construction in progress is related to financial reporting software upgrades.  For the three months ended March 31, 2015 the Bank capitalized $0 in interest related to the in process item.  The expected costs to complete the in process item are $15,000.

NOTE 9 - DEPOSITS

At March 31, 2015, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2015	$105,358,433
2016	95,301,116
2017	53,482,388
2018	4,067,345
2019	641,435
Thereafter	1,304,987
Total	$260,155,704

The Bank had no wholesale deposits for the periods ended March 31, 2015 and December 31, 2014.  For the period ended March 31, 2015 the Bank had $25.5 million in certificates of deposits greater than $250,000.

Overdraft deposit accounts are reclassified to consumer loans and are included in gross loans. At March 31, 2015 and December 31, 2014, overdraft deposits were $5,974 and $5,334, respectively.

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under an agreement to repurchase.  This obligation to repurchase securities sold is reflected as a liability on the consolidated balance sheet as one obligation totaling $10.0 million at March 31, 2015. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. This repurchase agreement requires quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities.  Available-for-sale securities with fair values of $11,596,506 and $11,709,202 at March 31, 2015 and December 31, 2014, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the periods ended March 31, 2015 and December 31, 2014:

	2015	2014
Amount outstanding at period end	$10,000,000	$10,000,000
Average amount outstanding during the period	10,000,000	10,000,000
Maximum outstanding at any month-end	10,000,000	10,000,000
Weighted average rate paid at period-end	4.40%	4.40%
Weighted average rate paid during the period	4.46%	4.45%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.637% at the period ended March 31, 2015.  The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075%, which was 5.332% at the period ended March 31, 2015.  The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2038.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.  As of March 31, 2015, the amount of accrued interest was $2,825,147.

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

NOTE 12 – ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2015, advances from the Federal Home Loan Bank (“FHLB”) consisted of one advance totaling $9.0 million.  On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%.  The advance is collateralized by pledged FHLB stock and certain loans.  At March 31, 2015, loans totaling $22.7 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended March 31, 2015 and December 31, 2014:

	2015	2014
Amount outstanding at period end	$9,000,000	$9,000,000
Average amount outstanding during the period	9,000,000	11,761,644
Maximum outstanding at any month-end	9,000,000	13,000,000
Weighted average rate at period-end	3.96%	3.96%
Weighted average rate during the period	4.01%	3.14%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2015 and 2014 are summarized below:

	2015	2014
Professional fees	$273,111	$355,242
Telephone expenses	51,181	51,452
Office supplies, stationery, and printing	27,633	24,177
Insurance	102,924	105,413
Postage	2,666	2,509
Data processing	186,887	187,736
Advertising and marketing	61,088	21,989
FDIC Insurance	265,489	277,899
Other loan related expenses	107,959	41,966
Other	118,726	101,534
Total	$1,197,664	$1,169,917

NOTE 14 - COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 15 –LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Potentially dilutive common share equivalents include common shares issuable upon the exercise of outstanding stock options and warrants.

Basic and diluted loss per share is computed below for the three months ended March 31, 2015 and 2014:

	2015	2014
Basic loss per common share computation:
Net loss available to common shareholders	$(729,464)	$(344,196)
Average common shares outstanding - basic	4,220,991	4,187,652
Basic net loss per common share	$(.17)	$(.08)
Diluted loss per common share computation:
Net loss available to common shareholders	$(729,464)	$(344,196)
Average common shares outstanding - basic	4,220,991	4,187,652
Incremental shares from assumed conversions: Stock options and warrants	—	—
Average common shares outstanding - diluted	4,220,991	4,187,652
Diluted loss per common share	$(.17)	$(.08)

For the period ended March 31, 2015 and 2014, there were no stock options outstanding.  At March 31, 2015 and 2014, there were 571,821 warrant shares outstanding that were anti-dilutive. Warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

NOTE 16 - REGULATORY MATTERS

As reported in the Form 8-K filed on March 22, 2011, the Company entered into a written agreement (the “FRB Written Agreement”) with the Federal Reserve Bank of Richmond (‘FRB’) on March 18, 2011.   The FRB Written Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. The Bank’s lending and deposit operations continue to be conducted in the usual and customary manner, and all other products, services and hours of operation remain the same.  All Bank deposits will remain insured by the Federal Deposit Insurance Corporation (‘FDIC”) to the maximum extent allowed by law.

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board.  Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC.  As of March 31, 2015, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

On July 2, 2013, the Federal Reserve Board adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions in the form of an "interim final rule." These rules substantially amend the regulatory risk-based capital rules applicable to us.  Beginning in 2015, the minimum capital requirements for the Company and the Bank will be (i) a Common Equity Tier 1 ("CET1") ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at March 31, 2015 and December 31, 2014:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2015
Common Equity Tier 1 (to risk-weighted assets)	$(8,705,000)	(2.44%)	$16,043,000	4.50%	N/A	N/A
Total capital (to risk-weighted assets)	15,314,000	4.30%	28,521,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	7,657,000	2.15%	21,391,000	6.00%	N/A	N/A
Tier 1 capital (to average assets)	7,657,000	1.62%	18,904,000	4.00%	N/A	N/A
December 31, 2014
Total capital (to risk-weighted assets)	$17,260,000	4.91%	$28,128,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	8,630,000	2.45%	14,064,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	8,630,000	1.81%	19,118,000	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2015 and December 31, 2014:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2015
Common Equity Tier 1 (to risk-weighted assets)	$26,849,000	7.53%	$16,040,000	4.50%	$21,387,000	6.00%
Total capital (to risk-weighted assets)	31,309,000	8.78%	28,516,000	8.00%	35,645,000	10.00%
Tier 1 capital (to risk-weighted assets)	26,849,000	7.53%	21,387,000	6.00%	28,516,000	8.00%
Tier 1 capital (to average assets)	26,849,000	5.69%	18,884,000	4.00%	23,605,000	5.00%
December 31, 2014
Total capital (to risk-weighted assets)	$31,474,000	8.95%	$28,123,000	8.00%	$35,154,000	10.00%
Tier 1 capital (to risk-weighted assets)	27,075,000	7.70%	14,062,000	4.00%	21,092,000	6.00%
Tier 1 capital (to average assets)	27,075,000	5.67%	19,098,000	4.00%	23,873,000	5.00%

To be considered “well-capitalized” per the requirements of the Consent Order, the Bank must obtain and maintain a minimum amount of $35,645,000 in total capital in order to maintain a Total Risk-Based Capital of 10%. In addition, the Bank would need $37,768,000 of Tier 1 capital in order to maintain a minimum Leverage Capital ratio of 8%. As of March 31, 2015, the Bank was deemed “adequately capitalized”.   As such, the Bank is not in compliance with the capital requirements of the Consent Order.

NOTE 17 - UNUSED LINES OF CREDIT

As of March 31, 2015, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5 million, and $131,000 with the Federal Reserve Bank.  These credit lines are currently secured by $7.4 million, zero, and $420,000, respectively in bonds as of March 31, 2015.   The Raymond James line of credit is required to be secured by bonds prior to any disbursements.   A line of credit is also available from the FHLB with a remaining credit availability of $61.6 million and an excess lendable collateral value of approximately $4.3 million at March 31, 2015.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012.  The Treasury has appointed an observer to the Board.  As of March 31, 2015, the amount of cumulative unpaid dividends is $4,344,798.

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

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument.  Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.  Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At March 31, 2015, the Bank had $20,000 reserved for off-balance sheet credit exposure related to unfunded commitments, which is included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2015.

Amount
Commitments to extend credit	$17,564,145
Standby letters of credit	547,073
Total	$18,111,218

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees.  The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender.  All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP.  Compensation expense related to the ESOP was $0 and $25,862 for the three months ended March 31, 2015 and 2014.

A summary of the unallocated share activity of the Company’s ESOP is presented for the three months ended March 31, 2015 and the year ended December 31, 2014.

	2015	2014
Balance, beginning of year	—	56,186
New share purchases	—	—
Shares released to participants	—	—
Shares allocated to participants	—	(56,186)
Balance, end of year	—	—

The aggregate fair market value of the 56,186 unallocated shares was $22,474 based on the $0.40 closing price of our common stock on March 31, 2014.

NOTE 21 – RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements.  The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $23,939 and $21,521, for the three months ended March 31, 2015 and 2014, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan).  This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank.  The officers will receive an annual payment from the Bank equal to the promised benefits.  In connection with this plan, life insurance contracts were purchased on the officers.  Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the three months ended March 31, 2015 and 2014.

NOTE 22 – TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (“TDR’s”) amounted to $12,082,331 at March 31, 2015.   The accruing TDR’s were $7,572,466 and the non-accruing TDR’s were $4,509,865 at March 31, 2015.  The TDR’s amounted to $14,922,991 at March 31, 2014.   The accruing TDR’s were $9,147,776 and the non-accruing TDR’s were $5,775,215 at March 31, 2014.

During the three months ended March 31, 2015 and 2014, the Bank did not modify any loans that were considered to be troubled debt restructurings.

The following chart represents the troubled debt restructurings that subsequently defaulted during the three months ended March 31, 2015.

	For the three months ended March 31, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted During the Period:
Commercial Real Estate	1	1,172,501
Totals	1	$1,172,501

The Bank did not have any troubled debt restructurings that subsequently defaulted during the three months ended March 31, 2014.

During the three months ended March 31, 2015, one loan that had previously been restructured went into default. No loans that were determined to be troubled debt restructurings during the three months ended March 31, 2014, subsequently defaulted during the quarter.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2015 compared to December 31, 2014 and the results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2014 Annual Report on Form 10-K.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described  under “Risk Factors” in Item 1A of our 2014 Annual Report on Form 10-K and the following:

●
our ability on December 30, 2015 to pay the interest in arrears on the outstanding junior subordinated debentures, which failure to pay could result in the holders of the junior subordinated debentures pursuing certain legal rights against the Company, including, but not limited to, forcing the Company into bankruptcy;

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

The following discussion describes our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 and also analyzes our financial condition as of March 31, 2015 as compared to December 31, 2014.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2015 and our audited consolidated financial statements included in our 2014 Annual Report on Form 10-K.

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

●
Achieve and maintain, within 150 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.  The Bank is not in compliance with this requirement.

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

Results of Operations

Income Statement Review

Summary

Three months ended March 31, 2015 and 2014

Our net loss available to common shareholders was approximately $729,000 for the three months ended March 31, 2015, compared to a net loss available to common shareholders of $344,000 for the three months ended March 31, 2014. The pre-tax loss for the three months ended March 31, 2015 was $316,000 compared to $132,000 for the three months ended March 31, 2014. We recorded provisions for loan losses of $0 and $41,000 for the three months ended March 31, 2015 and 2014, respectively. For both the three months ended March 31, 2015 and 2014, there was no income tax expense or benefit.

In comparing the three months ended March 31, 2015 and 2014, the increase in net loss from $132,000 to a net loss of $316,000 resulted primarily from a decrease of $175,000 in net interest income before provision for loan losses, an increase of $105,000 in noninterest expense, which was offset by a decrease of $41,000 in credit provisions.  The decrease in net interest income is a result of a decrease in interest earning assets.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin.  The growth in our loan portfolio has historically been the primary driver of the increase in net interest income.  During the three months ended March 31, 2015, our loan portfolio increased $2.6 million from the year-end balance.   We anticipate any growth in loans will drive growth in assets and growth in net interest income.

Our loans typically provide higher interest yields than other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments.  At March 31, 2015, loans represented 67.3% of total assets, while securities and interest bearing balances represented 20.7% of total assets.  While we focus on increasing the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as investment yields become more attractive.

At March 31, 2015, retail deposits represented $429.3 million, or 92.8% of total funding, which includes total deposits plus borrowings.  Borrowings represented $33.4 million, or 7.2% of total funding, and we had no wholesale deposits.  We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits.  Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits.  No assurance can be given that these objectives will be achieved.  We operate seven full service banking offices located along the South Carolina coast.  We anticipate that our full service banking offices will assist us in meeting these objectives.  We believe these strategies will provide us with additional customers and a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.  For the three months ended March 31, 2015, average interest-bearing liabilities exceeded average interest-earning assets by $15.9 million compared to $21.8 million for the three months ended March 31, 2014.

The impact of the Federal Reserve’s interest rate cuts has resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest margin decreased to 2.89% for the three months ended March 31, 2015, as a result of the Bank’s lower yield and volume of interest earning assets.  Net interest margin for the three months ended March 31, 2014 was 3.00%.

Three Months Ended March 31, 2015 and 2014

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We derived average balances from the daily balances throughout the periods indicated.  During the three months ended March 31, 2015 and 2014, we had no securities purchased with agreements to resell.  All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Average Balance	Income/Expense	Yield/Rate(1)	Average Balance	Income/Expense	Yield/Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$15,842	$18	0.47%	$11,365	$18	0.64%
Taxable investment securities	79,993	356	1.80%	82,210	440	2.17%
Loans receivable(2)	319,330	3,824	4.86%	330,197	3,947	4.85%
Total earning assets	415,165	4,198	4.10%	423,772	4,405	4.22%

Nonearning assets:
Cash and due from banks	3,417			5,014
Mortgages held for sale	201			135
Premises and equipment, net	20,664			21,151
Other assets	37,041			38,774
Allowance for loan losses	(4,763)			(6,039)
Total nonearning assets	56,560			59,035
Total assets	$471,725			$482,807

Interest-bearing liabilities:
Interest bearing transaction accounts	$35,433	16	0.19%	$42,086	22	0.22%
Savings & money market	101,226	93	0.38%	91,485	68	0.30%
Time deposits less than $100,000	96,555	297	1.25%	103,918	312	1.22%
Time deposits greater than $100,000	164,385	545	1.34%	170,545	555	1.32%
Securities sold under repurchase agreement	10,000	110	4.46%	10,000	110	4.46%
Advances from FHLB	9,000	89	4.01%	13,000	90	2.83%
Junior subordinated debentures	14,434	91	2.54%	14,434	116	3.26%
ESOP borrowings	—	—	0.00%	80	—	0.00%
Total interest-bearing liabilities	431,033	1,241	1.17%	445,548	1,273	1.16%

Noninterest-bearing liabilities:
Demand deposits	26,246			22,900
Other liabilities	8,902			6,948
Shareholders’ equity	5,544			7,411
Total liabilities and shareholders’ equity	$471,725			$482,807
Net interest income		$2,957			$3,132
Net interest spread			2.93%			3.06%
Net interest margin			2.89%			3.00%

(1) Annualized for the three month period.
(2) Includes nonaccruing loans

During the three months ended March 31, 2015, the net interest spread and net interest margin decreased in comparison to the previous period in 2014.  Our net interest spread was 2.93% and 3.06% for the three months ended March 31, 2015 and 2014, respectively. This decrease in net interest spread was due to average earning assets yield decreasing by 0.12% and the average rate on total funding increasing by 0.01%.  Our net interest margin for the three months ended March 31, 2015 was 2.89% compared to 3.00% for the three months ended March 31, 2014.  During the first quarter of 2015, interest-earning assets averaged $415.2 million, compared to $423.8 million in the same quarter of 2014.  During the same periods, average interest-bearing liabilities were $431.0 million and $445.5 million, respectively.

Interest income for the three months ended March 31, 2015 was $4.2 million, consisting of $3.8 million on loans, $356,000 on investments, and $10,000 on interest bearing balances.  Interest income for the three months ended March 31, 2014 was $4.4 million, consisting of $3.9 million on loans, $441,000 on investments, and $6,000 on interest bearing balances.  Interest and fees on loans represented 91.1% and 89.6% of total interest income for the three months ended March 31, 2015 and 2014, respectively.  Income from investments and interest bearing balances represented 8.7% and 10.1% of total interest income for the three months ended March 31, 2015 and 2014, respectively.  The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 76.9% and 77.9% of average interest-earning assets for the three months ended March 31, 2015 and 2014, respectively.

Interest expense for the three months ended March 31, 2015 was $1.2 million, consisting of $952,000 related to deposits, $110,000 related to securities sold under repurchase agreements, $91,000 related to junior subordinated debentures, and $89,000 related to FHLB advances.  Interest expense for the three months ended March 31, 2014 was $1.3 million, consisting of $957,000 related to deposits, $110,000 related to securities sold under repurchase agreements, $116,000 related to junior subordinated debentures, and $90,000 related to FHLB advances.  Interest expense on deposits for the three months ended March 31, 2015 and 2014 represented 76.7% and 75.2%, respectively, of total interest expense, while interest expense on other liabilities represented 23.3% and 24.8%, respectively, of total interest expense for the three months ended March 31, 2015 and 2014, respectively.  During the three months ended March 31, 2015, average interest-bearing liabilities were lower than the comparable period ended March 31, 2014 by $14.5 million.

Rate/Volume Analysis

              Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended March 31, 2015 vs. March 31, 2014				Three Months Ended March 31, 2014 vs. March 31, 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total	Volume	Rate	Rate/Volume	Total
	(dollars in thousands)
Interest income
Loans	$(129)	$6	$—	$(123)	$(23)	$22	$(15)	$(16)
Taxable investment securities	(12)	(74)	2	(84)	(8)	279	(11)	260
Interest bearing balances	7	(5)	(2)	—	(114)	(29)	1	(142)
Total interest income	(134)	(73)	—	(207)	(145)	272	(25)	102

Interest expense
Deposits	(16)	10	—	(6)	(54)	(151)	7	(198)
Junior subordinated debentures	—	(25)	—	(25)	—	(66)	—	(66)
Advances from FHLB	(27)	38	(12)	(1)	(66)	54	(27)	(39)
Securities sold under repurchase agreements	—	—	—	—	—	—	—	—
ESOP borrowings	—	—	—	—	(13)	(14)	13	(14)
Total interest expense	(43)	23	(12)	(32)	(133)	(177)	(7)	(317)

Net interest income	$(91)	$(96)	$12	$(175)	$(12)	$449	$(18)	$419

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

Three Months Ended March 31, 2015 and 2014

Included in the statement of operations for the three months ended March 31, 2015 and 2014 is a noncash expense related to the provision for loan losses of $0 and $41,000 respectively.  The allowance for loan losses was approximately $4.8 million and $5.9 million as of March 31, 2015 and 2014, respectively.  The allowance for loan losses as a percentage of gross loans was 1.50% at March 31, 2015 and 1.80% at March 31, 2014.  At March 31, 2015, we had 25 nonaccrual loans totaling approximately $9.6 million.  At March 31, 2014, we had 47 nonaccrual loans totaling approximately $13.8 million.  Net charge offs (recoveries) amounted to approximately ($45,000) and $153,000 for the three months ended March 31, 2015 and 2014, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income during the three months ended March 31, 2015 and 2014:

	2015	2014
	(dollars in thousands)
Service fees on deposit accounts	$10	$10
Residential mortgage origination income	48	35
Gain on sale of investment securities	6	—
Loss on sale of other assets	(2)	—
Other service fees and commissions	144	108
Bank owned life insurance	105	105
Other	5	2
Total noninterest income	$316	$260

Three Months Ended March 31, 2015 and 2014

Noninterest income for the three months ended March 31, 2015 was $316,000 compared to $260,000 during the same period in 2014. The increase was primarily attributable to gains on sale of investment securities and other service fees.  For the three months ended March 31, 2015, we had $6,000 in gains on sales of investment securities in comparison to no gains on sales of investment securities for the same period in 2014.  For the three months ended March 31, 2015, we had $144,000 in other service fees in comparison to $108,000 in other service fees for the same period in 2014.  The increase in other service fees was primarily related to an increase in loan origination fees.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties.  Residential mortgage origination fees were $48,000 and $35,000 for the three months ended March 31, 2015 and 2014, respectively.  The increase of $13,000 is related primarily to an increase in origination volume in the mortgage department during the first quarter of 2015.

We also earned $105,000 in noninterest income received from bank owned life insurance for both the three months ended March 31, 2015 and 2014.  Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $5,000 and $2,000 for the three months ended March 31, 2015 and 2014, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the three months ended March 31, 2015 and 2014:

	2015	2014
	(dollars in thousands)
Salaries and benefits	$1,636	$1,500
Occupancy	449	368
Furniture and equipment expense	177	243
Other real estate owned expense	129	202
Professional fees	273	355
Advertising and marketing	61	22
Insurance	103	105
FDIC assessment	265	278
Data processing and related costs	187	188
Telephone	51	51
Postage	3	3
Office supplies, stationery and printing	28	24
Other loan related expense	108	42
Other	119	102
Total noninterest expense	$3,589	$3,483

Three Months Ended March 31, 2015 and 2014

We incurred noninterest expense of approximately $3.6 million for the three months ended March 31, 2015 compared to $3.5 million for the three months ended March 31, 2014.  The differences resulted from increases of $66,000 in other loan related expenses, $136,000 in salaries and benefits, $39,000 in advertising and marketing expenses, and $81,000 in occupancy expenses, offset by a decreases of $66,000 in furniture and equipment expenses, $73,000 in other real estate owned expenses, and $82,000 in professional fees.

Salaries and employee benefits expense was approximately $1.6 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.  These expenses represented 45.6% and 43.1% of our total noninterest expense for the three months ended March 31, 2015 and 2014, respectively.  The $136,000 increase in salaries and employee benefits expense resulted from increases in base compensation.

Data processing and related costs were $187,000 and $188,000 for the three months ended March 31, 2015 and 2014, respectively.  During the three months ended March 31, 2015, our data processing costs for our core processing system were $160,000 compared to $167,000 for the three months ended March 31, 2014.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

Income Tax Expense

Three Months Ended March 31, 2015 and 2014

Our lack of income tax expense or benefit for March 31, 2015 and 2014 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded.  Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at March 31, 2015 will not be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At March 31, 2015, we had total assets of $476.7 million, consisting principally of $320.6 million in loans, $79.4 million in investment securities, $19.5 million in interest bearing balances, $20.5 million in net premises, furniture and equipment, $16.4 million in bank owned life insurance, $17.2 million in other real estate owned and $3.6 million in cash and due from banks.  Our liabilities at March 31, 2015 totaled $471.5 million, consisting principally of $429.3 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, and $9.0 million in FHLB advances.  At March 31, 2015, our shareholders’ equity was $5.2 million.

Investments

At March 31, 2015, the $79.4 million in our available for sale investment securities portfolio represented approximately 16.7% of our total assets, compared to $82.3 million, or 17.3% of total assets, at December 31, 2014.  At March 31, 2015, we held U.S. treasuries, U.S. government agency securities, government sponsored enterprises, small business administration securities, and mortgage-backed securities with a fair value of $79.4 million and an amortized cost of $80.3 million for a net unrealized loss of $944,000.  During 2015, we utilized the investment portfolio to provide additional income and to absorb liquidity.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.  As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

Contractual maturities and yields on our investments at March 31, 2015 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$9,030	1.07%	$—	—%	$1,821	3.08%	$10,851	1.54%
US Treasuries	—	—%	4,492	1.07%	—	—%	—	—%	4,492	1.07%
SBA loan pools	—	—%	—	—%	938	2.16%	10,144	2.08%	11,082	2.08%
Mortgage-backed securities	—	—%	—	—%	121	1.32%	52,854	1.69%	52,975	1.68%
Total	$—	—%	$13,522	1.07%	$1,059	2.06%	$64,819	1.79%	$79,400	1.68%

At March 31, 2015, our investments included government sponsored enterprises with amortized costs of approximately $10.8 million, US treasuries with amortized costs of approximately $4.5 million, and small business administration surety bonds with amortized costs of approximately $11.2 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $7.4 million, $19.4 million and $27.0 million, respectively.

Other nonmarketable equity securities at March 31, 2015 consisted of Federal Home Loan Bank stock with a cost of $832,800 and other investments of approximately $63,500.

The amortized costs and the fair value of our investments at March 31, 2015 and December 31, 2014 are shown in the following table.

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for Sale:
US Treasuries	$4,464	$4,492	$4,461	$4,459
Government-sponsored enterprises	10,819	10,851	8,921	8,815
SBA loan pools	11,241	11,082	11,394	11,106
Mortgage-backed securities	53,819	52,975	59,311	57,882
Total	$80,343	$79,400	$84,087	$82,262

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  Average loans at March 31, 2015 and December 31, 2014 were $319.3 million and $326.5 million, respectively.  Gross loans outstanding at March 31, 2015 and December 31, 2014 were $320.6 million and $318.0 million, respectively.

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

The following table summarizes the composition of our loan portfolio at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$23,697	7.4%	$22,632	7.1%

Real Estate
Mortgage	251,276	78.3%	248,249	78.0%
Construction	42,592	13.3%	44,388	14.0%
Total real estate	293,868	91.6%	292,637	92.0%

Consumer
Consumer	3,134	1.0%	2,818	0.9%
Total Gross Loans	320,699	100.0%	318,087	100.0%
Deferred origination fees, net	(85)	(0.0%)	(90)	(0.0%)

Total gross loans, net of deferred fees	320,614	100.0%	317,997	100.0%
Less: allowance for loan losses	(4,794)		(4,750)
Total loans, net	$315,820		$313,247

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2015:

	One year or less	After one but within five years	After five years	Total
	(dollars in thousands)
Commercial	$3,874	$17,296	$2,527	$23,697
Real estate	38,965	194,733	60,170	293,868
Consumer	565	2,047	522	3,134
Deferred origination fees	(5)	(80)	—	(85)
Total gross loans, net of deferred fees	$43,399	$213,996	$63,219	$320,614

Gross loans maturing after one year with:
Fixed interest rates				$201,176
Floating interest rates				76,119
Total				$277,295

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

Our methodology for determining our historical loss ratio is to analyze the most recent losses because we believe this period encompasses the most appropriate time period.  In addition, we have moved to a fully migrated loss history for all loan pools and all risk grades as of the period ended March 31, 2015.  The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above.  Once the qualitative adjustments are made, we refer to the final amount as the total factor.  The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2015 and 2014.

	2015	2014
	(dollars in thousands)
Balance, beginning of year	$4,750	$6,026
Provision for loan losses	—	71
Charge offs, Commercial and Industrial	—	(485)
Charge offs, Real Estate Mortgage	—	(548)
Charge offs, Real Estate Construction	—	(743)
Charge offs, Consumer	—	(3)
Recoveries, Commercial and Industrial	1	89
Recoveries, Real Estate Mortgage	43	217
Recoveries, Real Estate Construction	—	102
Recoveries, Consumer	—	24
Balance, end of period	$4,794	$4,750

Total loans outstanding at end of period	$320,614	$317,996
Allowance for loan losses to gross loans	1.50%	1.49%
Net charge-offs to average loans	0.00%	0.41%

Nonperforming Assets

The following table sets forth our nonperforming assets at March 31, 2015 and December 31, 2014:

	2015	2014
	(dollars in thousands)
Nonaccrual loans	$9,606	$6,839
Other real estate owned	17,218	17,519
Total nonperforming assets	$26,814	$24,358

Nonperforming assets to total assets	5.63%	5.12%

The Bank had 25 loans on non-accrual status at March 31, 2015, totaling $9.6 million and 24 loans on non-accrual status totaling $6.8 million at December 31, 2014.  Of the 25 loans on non-accrual status at March 31, 2015, it is anticipated that 20 loans totaling approximately $8.7 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure.  An additional 5 loans amounting to approximately $910,000 are expected to be paid down or paid in full. At March 31, 2015 and December 31, 2014, the allowance for loan losses was $4.8 million and $4.7 million, respectively, or 1.50% and 1.49%, respectively, of outstanding loans.   At March 31, 2015 the Bank had 39 impaired loans totaling $25.3 million, which is a increase of $1.6 million when compared to December 31, 2014.  This increase was primarily related to one loan that was moved to nonaccrual status.   We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.

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

As of March 31, 2015, we had 40 loans with a current principal balance of $19.1 million on the watch list compared to 25 loans with a current principal balance of $13.9 million at December 31, 2014.  The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower.  We then gather current financial information about the borrower and evaluate our current risk in the credit.  We will then either move it to “substandard” or back to its original risk rating after a review of the information.  There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis.  Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $7.1 million at March 31, 2015 as compared to $1.8 million at December 31, 2014.  Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned.  At March 31, 2015, there were no loans past due greater than 90 days that were not already placed on nonaccrual.  Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the three months ended March 31, 2015 and March 31, 2014, the gross interest that we would have recorded if the loans were had been in current status was $56,000 and $27,000 respectively.  Forgone interest income on impaired loans was $99,000 and $55,000 during the three months ended March 31, 2015 and March 31, 2014.

Deposits

Our primary source of funds for loans and investments is our deposits.  Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC.  We no longer have any brokered or wholesale deposits.  Our loan-to-deposit ratio was 74.7% and 74.3% at March 31, 2015 and December 31, 2014, respectively.  Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested.  These restrictions could have a substantial negative impact on our liquidity.  Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2015 and the year ended December 31, 2014.

	March 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$26,246	—%	$25,615	—%
Interest bearing demand deposits	35,433	0.19%	38,745	0.21%
Savings and money market accounts	101,226	0.38%	98,291	0.35%
Time deposits less than $100,000	96,555	1.25%	101,080	1.23%
Time deposits greater than $100,000	164,385	1.34%	168,073	1.33%
Total deposits	$423,845	0.91%	$431,804	0.91%

All of our time deposits are certificates of deposits.  The maturity distribution of our time deposits of $100,000 or more at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Three months or less	$37,013	$18,904
Over three through six months	17,537	33,384
Over six though twelve months	28,437	23,742
Over twelve months	81,673	86,868
Total	$164,660	$162,898

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2015 and the year ended December 31, 2014, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

				Average for the Period
	Ending Balance	Period End Rate	Maximum Month End Balance	Balance	Rate
	(dollars in thousands)
At or for the three months ended March 31, 2015:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.46%
Advances from FHLB	9,000	3.96%	9,000	9,000	4.01%
Junior subordinated debentures	14,434	3.22%	14,434	14,434	2.54%

At or for the year ended December 31, 2014:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.45%
Advances from FHLB	9,000	3.96%	13,000	11,762	3.14%
Junior subordinated debentures	14,434	3.20%	14,434	14,434	3.24%
ESOP borrowings	—	—%	——-	19	—%
Federal funds purchased	—	—%	——-	8	0.56%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window

 Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks.  At March 31, 2015, we had $9.0 million in total advances and lines outstanding from the FHLB with a remaining credit availability of $61.6 million and an excess lendable collateral value of approximately $4.3 million.  We also have credit availability through the Federal Reserve Discount Window.   As of March 31, 2015, $131,000 was available based on qualifying collateral.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $5.2 million at March 31, 2015 and $5.3 million at December 31, 2014.  The difference is attributable to the amount of preferred stock dividend accrued of $414,000, an increase of $547,000 in the fair value of available-for-sale securities, and by net loss of $316,000 for the three month period ended March 31, 2015.

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the periods ended March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Return on average assets	(0.02%)	(0.09%)
Return on average equity	(1.41%)	(7.08%)
Equity to assets ratio	1.18%	1.26%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011.  As of March 31, 2015, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at March 31, 2015 and December 31, 2014.  For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.	March 31,	December 31,
	2015	2014
Common Equity Tier 1	(2.44%)	—
Leverage ratio	1.62%	1.81%
Tier 1 risk-based capital ratio	2.15%	2.45%
Total risk-based capital ratio	4.30%	4.91%

The following table sets forth the Bank’s various capital ratios at March 31, 2015 and December 31, 2014.

Tidelands Bank	March 31,	December 31,
	2015	2014
Common Equity Tier 1	7.53%	—
Leverage ratio	5.69%	5.67%
Tier 1 risk-based capital ratio	7.53%	7.70%
Total risk-based capital ratio	8.78%	8.95%

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  This and any future deferred distributions will continue to accrue interest.  Distributions on the trust preferred securities are cumulative.  Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.  As of March 31, 2015, the amount of accrued interest was $2,825,147. After the Company has deferred payments on the subordinated debentures for 20 quarters, the holders of the junior subordinated debentures have certain rights that may be pursued against the Company, including, but not limited to, forcing the Company into bankruptcy. The Company will have deferred interest payments for 20 quarters on December 30, 2015, and is currently pursuing all available options to pay the interest in arrears, but cannot provide assurances that it will be able to pay these obligations.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012.  The Treasury has appointed an observer to the Board.  As of March 31, 2015, the amount of cumulative unpaid dividends is $4,344,798.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2015, unfunded commitments to extend credit were $17.6 million.  A significant portion of the unfunded commitments related to consumer equity lines of credit.  Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2015, there were commitments totaling approximately $547,000 under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 32.4% of our loans were variable rate loans at March 31, 2015 and 66.4% of interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a smaller portion of our loans reprice within a year, a larger majority of our deposits will reprice within a 12-month period.   However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At March 31, 2015 and December 31, 2014, our liquid assets, which consist of cash and due from banks, amounted to $23.0 million and $21.3 million, or 4.8% and 4.5% of total assets, respectively.  Our available-for-sale securities at March 31, 2015 and December 31, 2014 amounted to $79.4 million and $82.3 million, or 16.7% and 17.3% of total assets, respectively.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, approximately $19.4 million of these securities are pledged against outstanding debt or borrowing lines of credit.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits.  In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities.  We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances.  At March 31, 2015, we had $9.0 million in total advances and lines from the FHLB with a remaining credit availability of $61.6 million and an excess lendable collateral value of approximately $4.3 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $131,000 secured by securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2015.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any pending legal proceedings , the ultimate resolution of which will have a material adverse effect on our financial position, results of operations or liquidity.

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

Per the FRB Agreement the Company cannot pay dividends on TARP preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments.  Cash dividends on the TARP preferred stock are cumulative and accrue and compound on each subsequent payment date.  Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock.  Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the TARP Preferred Stock.  The dividend payment that was deferred in February, 2014 was the fourteenth missed dividend payment.  Consequently, the Treasury has appointed an observer to the Board.  As of March 31, 2015, the amount of cumulative unpaid dividend is $4,344,798.

               Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods).  As of March 31, 2015, the amount of accrued interest was $2,825,147. After the Company has deferred payments on the subordinated debentures for 20 quarters, the holders of the junior subordinated debentures have certain rights that may be pursued against the Company, including, but not limited to, forcing the Company into bankruptcy. The Company will have deferred interest payments for 20 quarters on December 30, 2015, and is currently pursuing all available options to pay the interest in arrears, but cannot provide assurances that it will be able to pay these obligations.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 8, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the three month periods ended March 31, 2015 and 2014, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: May 8, 2015	By:	/s/ Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By:	/s/ John D. Dalton
John D. Dalton, Controller and Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 8, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the three month periods ended March 31, 2015 and 2014, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.