Form 10-Q
period 2015-06-30
TIDELANDS BANCSHARES INC
filed 2015-08-06
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of August 6, 2015.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Item 1. Financial Statements

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$6,092,251	$4,327,269
Interest bearing balances	19,644,003	16,958,000
Total cash and cash equivalents	25,736,254	21,285,269
Securities available-for-sale	79,884,605	82,261,996
Securities held-to-maturity	1,250,548	—
Nonmarketable equity securities	896,300	905,400
Total securities	82,031,453	83,167,396
Mortgage loans held for sale	369,239	—
Loans receivable	319,290,158	317,996,474
Less allowance for loan losses	5,404,091	4,749,537
Loans, net	313,886,067	313,246,937
Premises, furniture and equipment, net	20,257,633	20,760,992
Accrued interest receivable	1,095,724	1,308,204
Bank owned life insurance	16,498,355	16,285,081
Other real estate owned	13,533,018	17,518,665
Other assets	2,287,007	2,008,077
Total assets	$475,694,750	$475,580,621

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$30,407,875	$26,743,189
Interest-bearing transaction accounts	34,675,388	38,824,146
Savings and money market accounts	111,305,713	102,113,233
Time deposits $100,000 and over	161,091,987	162,898,316
Other time deposits	92,433,486	97,534,837
Total deposits	429,914,449	428,113,721

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	9,000,000	9,000,000
Junior subordinated debentures	14,434,000	14,434,000
Accrued interest payable	3,366,129	3,159,215
Other liabilities	6,006,719	5,532,996
Total liabilities	472,721,297	470,239,932

Commitments and contingencies-Note 6, 14, and 19

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding	14,448,000	14,448,000
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176 shares issued and outstanding	42,772	42,772
Common stock-warrant, 571,821 shares outstanding	1,112,248	1,112,248
Capital surplus	41,550,104	41,550,104
Retained deficit	(52,972,526)	(50,680,789)
Accumulated other comprehensive loss	(1,207,145)	(1,131,646)
Total shareholders’ equity	2,973,453	5,340,689
Total liabilities and shareholders’ equity	$475,694,750	$475,580,621

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the six and three months ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$7,685,820	$7,973,764	$3,862,141	$4,026,565
Securities available-for-sale, taxable	656,541	871,105	300,564	430,542
Securities held-to-maturity, taxable	3,870	—	3,870	—
Interest bearing deposits	19,354	14,948	9,832	8,563
Other interest income	17,828	22,439	8,831	10,986
Total interest income	8,383,413	8,882,256	4,185,238	4,476,656
Interest expense:
Time deposits $100,000 and over	1,090,832	1,119,795	546,139	565,222
Other deposits	822,401	817,935	415,570	415,710
Other borrowings	610,096	638,408	320,587	322,086
Total interest expense	2,523,329	2,576,138	1,282,296	1,303,018
Net interest income	5,860,084	6,306,118	2,902,942	3,173,638
Provision for loan losses	1,175,000	71,000	1,175,000	30,000
Net interest income after provision for loan losses	4,685,084	6,235,118	1,727,942	3,143,638
Noninterest income:
Service charges on deposit accounts	19,240	18,713	9,737	8,791
Residential mortgage origination income	119,990	63,064	71,790	28,046
Gain on sale of securities available-for-sale	6,053	—	—	—
Loss on sale and disposal of other assets	(11,374)	—	(9,673)	—
Other service fees and commissions	287,605	250,536	143,834	142,661
Increase in cash surrender value of BOLI	213,274	212,283	108,083	107,225
Other	86,879	4,038	82,293	2,046
Total noninterest income	721,667	548,634	406,064	288,769
Noninterest expense:
Salaries and employee benefits	3,368,345	2,976,611	1,731,992	1,476,491
Net occupancy	732,392	734,603	372,470	366,107
Furniture and equipment	538,413	502,657	272,599	260,114
Other real estate owned expense, net	(227,182)	265,227	(356,106)	63,015
Other operating	2,450,150	2,397,711	1,252,486	1,227,794
Total noninterest expense	6,862,118	6,876,809	3,273,441	3,393,521
Income (loss) before income taxes	(1,455,367)	(93,057)	(1,139,435)	38,886
Income tax expense	—	8,000	—	8,000
Net income (loss)	(1,455,367)	(101,057)	(1,139,435)	30,886
Preferred dividends accrued	836,370	599,084	422,838	386,831
Net loss available to common shareholders	$(2,291,737)	$(700,141)	$(1,562,273)	$(355,945)
Comprehensive Income (loss):
Net income (loss)	(1,455,367)	(101,057)	(1,139,435)	30,886
Unrealized gain (loss) on securities available-for-sale	(115,719)	2,092,916	(1,003,314)	999,806
Reclassification adjustment for realized loss on securities	(6,053)	—	—	—
Tax effect	46,273	(795,308)	381,259	(379,927)
Comprehensive income (loss)	$(1,530,866)	$1,196,551	$(1,761,490)	$650,765

Basic loss per common share	$(0.54)	$(0.17)	$(0.37)	$(0.08)
Diluted loss per common share	$(0.54)	$(0.17)	$(0.37)	$(0.08)
Weighted average common shares outstanding
Basic	4,242,410	4,204,413	4,263,593	4,220,991
Diluted	4,242,410	4,204,413	4,263,593	4,220,991

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2015 and 2014 (Unaudited)

									Accumulated
			Common			Unearned			other
	Preferred Stock		Stock	Common Stock		ESOP	Capital	Retained	Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	Deficit	income (loss)	Total
Balance, December 31, 2013	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$(1,183,898)	$42,708,140	$(48,851,197)	$(3,307,615)	$4,968,450
Repayment of ESOP borrowings							(1,158,036)			(1,158,036)
Preferred stock, dividend accrued								(599,084)		(599,084)
Allocation of unearned ESOP shares						1,183,898				1,183,898
Net loss								(101,057)		(101,057)
Other comprehensive income									1,297,608	1,297,608
Balance, June 30, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(49,551,338)	$(2,010,007)	$5,591,779

Balance, December 31, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	__	$41,550,104	$(50,680,789)	$(1,131,646)	$5,340,689
Preferred stock, dividend accrued								(836,370)		(836,370)
Net loss								(1,455,367)		(1,455,367)
Other comprehensive loss									(75,499)	(75,499)
Balance, June 30, 2015	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(52,972,526)	$(1,207,145)	$2,973,453

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the six months ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(1,455,367)	$(101,057)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	1,175,000	71,000
Depreciation and amortization expense	617,760	563,560
Discount accretion and premium amortization, net	207,637	169,624
Proceeds from sale of residential mortgages held-for-sale	5,692,940	3,819,980
Disbursements for residential mortgages held-for-sale	(6,062,179)	(3,819,980)
Decrease in accrued interest receivable	212,480	77,209
Increase in accrued interest payable	206,914	285,053
Increase in cash surrender value of life insurance	(213,274)	(212,283)
Loss from sale and disposal of other assets	11,374	—
Gain from sale of real estate	(545,730)	(73,406)
Gain from sale of securities available-for-sale	(6,053)	—
Write down of other real estate	19,210	57,600
(Increase) decrease in other assets	(232,658)	245,319
Decrease in other liabilities	(362,647)	(320,069)
Net cash (used) provided by operating activities	(734,591)	762,550
Cash flows from investing activities:
Purchases of securities held-to-maturity	(1,252,698)	—
Purchases of securities available-for-sale	(10,999,216)	(4,620,477)
Proceeds from sales of securities available-for-sale	7,227,111	—
Proceeds from calls, maturities, and paydowns of securities available-for-sale	5,835,462	4,225,353
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	1,928	—
Net (increase) decrease in loans receivable	(2,762,311)	1,193,261
Purchase of premises, furniture and equipment, net	(125,775)	(628,575)
Proceeds from sale of other real estate owned	5,460,349	2,799,712
Net cash provided by investing activities	3,384,850	2,969,274
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing	8,708,408	7,187,706
Net decrease in certificates of deposit and other time deposits	(6,907,680)	(9,342,162)
Repayment of ESOP borrowings	—	(600,000)
Decrease in unearned ESOP shares	—	25,862
Net cash provided (used) by financing activities	1,800,728	(2,728,594)
Net increase in cash and cash equivalents	4,450,985	1,003,230
Cash and cash equivalents, beginning of period	21,285,269	19,278,497
Cash and cash equivalents, end of period	$25,736,254	$20,281,727

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,316,417	$2,291,085
Transfer of loans to other real estate owned	$948,182	$1,053,398
Preferred stock-dividends accrued	$836,370	$599,084
Change in unrealized (loss) gain on securities available for sale	$(115,719)	$1,297,608

See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K. The financial statements, as of June 30, 2015 and for the interim periods ended June 30, 2015 and 2014, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the six and three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial information as of December 31, 2014 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2014 Annual Report on Form 10-K.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Tidelands Bancshares, Inc. (the “Company”) was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank (the “Bank”). The Company operated as a development stage company from January 31, 2002 to October 5, 2003. Tidelands Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry, Georgetown, Beaufort and Jasper counties in South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. The Company formed Tidelands Statutory Trust I and Tidelands Statutory Trust II on February 22, 2006 and June 20, 2008, respectively, for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trusts are not consolidated in these financial statements. As further discussed in Note 18, on December 19, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, the Company issued 14,448 preferred shares and a common stock warrant to purchase 571,821 shares in return for $14.4 million in cash, to the U.S. Department of Treasury.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans and valuation of foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses and valuation of foreclosed real estate may change materially in the near term.

Consent Order – The Bank is under a Consent Order with the FDIC. See note 16.

Other Matters - As discussed in Note 11, as of June 30, 2015 the Company has deferred interest payments on its junior subordinated debentures since December 30, 2010. Under the terms of the debentures, the Company may defer payments for up to 20 consecutive quarters without creating a default. Payment for the 20th quarter interest deferral period will be due December 30, 2015. If the Company fails to make that payment, the trustees of the corresponding trusts, would have the right, after any applicable grace period, to declare a default and exercise various remedies, including demanding immediate payment in full of the entire balance of outstanding principal and accrued interest of the debentures and pursuing further remedies as a result of the default. The total principal amount outstanding of the debentures and accrued interest as of June 30, 2015 is $14.4 million and $2.9 million, respectively.

Trust Preferred Securities – The Company has issued trust preferred securities. See note 11.

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

Securities Held-to-Maturity - Securities held-to-maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity.

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

Other Real Estate Owned - Other real estate is acquired through, or in lieu of, foreclosure and is held for sale. It is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included within noninterest expense.

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

Stock Option Plan - On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company. The Stock Plan expired on May 10, 2014 and there were no options outstanding as of June 30, 2015 and December 31, 2014.

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

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from United States Generally Accepted Accounting Principles (“U.S. GAAP”). Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

Securities Held-to-Maturity - Investment securities held-to-maturity are recorded at amortized cost on a recurring basis. Fair value measurement is based upon quoted prices, if available.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2015
	Carrying Amount		Estimated Fair Value		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,092,251		$6,092,251		$6,092,251	$—	$—
Interest bearing balances	19,644,003		19,644,003		19,644,003	—	—
Securities held-to-maturity	1,250,548		1,205,242		—	1,205,242	—
Securities available-for-sale	79,884,605		79,884,605		4,487,813	75,396,792	—
Nonmarketable equity securities	896,300		896,300		—	—	896,300
Mortgage loans held for sale	369,239		369,239		—	369,239	—
Loans receivable	319,290,158		317,792,741		—	299,653,169	18,139,572

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$176,388,976		$176,388,976		$—	$176,388,976	$—
Certificates of deposit and other time deposits	253,525,473		252,777,000		—	252,777,000	—
Securities sold under agreements to repurchase	10,000,000		10,563,000		—	10,563,000	—
Advances from Federal Home Loan Bank	9,000,000		9,233,000		—	9,233,000	—
Junior subordinated debentures	14,434,000	(1)	N/A	(1)	—	—	N/A	(1)

	December 31, 2014
	Carrying Amount		Estimated Fair Value		Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$4,327,269		$4,327,269		$4,327,269	$—	$—
Interest bearing balances	16,958,000		16,958,000		16,958,000	—	—
Securities available-for-sale	82,261,996		82,261,996		4,458,906	77,803,090	—
Nonmarketable equity securities	905,400		905,400		—	—	905,400
Loans receivable	317,996,474		316,801,415		—	295,073,003	21,728,412

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$167,680,568		$167,680,568		$—	$167,680,568	$—
Certificates of deposit and other time deposits	260,433,153		259,904,000		—	259,904,000	—
Securities sold under agreements to repurchase	10,000,000		10,735,000		—	10,735,000	—
Advances from Federal Home Loan Bank	9,000,000		9,247,000		—	9,247,000	—
Junior subordinated debentures	14,434,000	(1)	N/A	(1)	—	—	N/A	(1)

(1) The Company is unable to determine value based on the significant unobservable inputs required in the calculation. Refer to Note 11 for further information.

	June 30, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$19,225,435	$—	$17,911,866	$—
Letters of credit	526,925	—	545,614	—

Investment Securities

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

Assets measured at fair value on a recurring basis are as follows as of June 30, 2015 and December 31, 2014:

Available-for-sale:
June 30, 2015	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
US Treasuries	$4,487,813	$—	$—
Government sponsored enterprises	—	15,775,316	—
Mortgage-backed securities	—	48,974,449	—
SBA loan pools	—	10,647,027	—
Total available-for-sale investment securities	$4,487,813	$75,396,792	$—

December 31, 2014
US Treasuries	$4,458,906	$—	$—
Government sponsored enterprises	—	8,814,888	—
Mortgage-backed securities	—	57,881,853	—
SBA loan pools	—	11,106,349	—
Total available-for-sale investment securities	$4,458,906	$77,803,090	$—

Held-to-maturity:
June 30, 2015	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage-backed securities	$—	$1,205,242	$—
Total held-to-maturity investment securities	$—	$1,205,242	$—

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2015 and December 31, 2014:

June 30, 2015	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$18,139,572
Other real estate owned	—	—	13,533,018
Total	$—	$—	$31,672,590
December 31, 2014
Impaired loans	$—	$—	$21,728,412
Other real estate owned	—	—	17,518,665
Total	$—	$—	$39,247,077

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	June 30, 2015	December 31, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$13,533,018	$17,518,665	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs

Impaired loans	$18,139,572	$21,728,412	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances on hand in order to meet reserve requirements determined by the Federal Reserve. At June 30, 2015, the Bank had $92,000 on hand with the Federal Reserve Bank to meet this requirement. At June 30, 2015, the Bank had $1.6 million in actual currency and cash on hand, $4.5 million in due from non-interest bearing balances and $19.6 million in due from interest bearing balances.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

Available-for-sale:
	Amortized	Gross Unrealized		Estimated
June 30, 2015	Cost	Gains	Losses	Fair Value
US Treasuries	$4,467,451	$20,362	$—	$4,487,813
Government-sponsored enterprises	15,811,393	16,736	52,814	15,775,315
Mortgage-backed securities	50,621,447	21,699	1,668,697	48,974,449
SBA loan pools	10,931,321	—	284,293	10,647,028
Total	$81,831,612	$58,797	$2,005,804	$79,884,605

December 31, 2014
US Treasuries	$4,461,116	$—	$2,210	$4,458,906
Government-sponsored enterprises	8,920,551	5,277	110,940	8,814,888
Mortgage-backed securities	59,311,268	34,030	1,463,445	57,881,853
SBA loan pools	11,394,296	—	287,947	11,106,349
Total	$84,087,231	$39,307	$1,864,542	$82,261,996

Held-to-maturity:
	Amortized	Gross Unrealized		Estimated
June 30, 2015	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$1,250,548	$—	$45,306	$1,205,242
Total	$1,250,548	$—	$45,306	$1,205,242

The amortized cost and estimated fair values of investment securities at June 30, 2015, by contractual maturity dates, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	18,458,844	18,488,324	—	—
Due after five years through ten years	943,869	934,560	—	—
Due after ten years	11,807,452	11,487,272	—	—
Subtotal	31,210,165	30,910,156	—	—
Mortgage-backed securities	50,621,447	48,974,449	1,250,548	1,205,242
Total Securities	$81,831,612	$79,884,605	$1,250,548	$1,205,242

At June 30, 2015 and December 31, 2014, investment securities with market values of $18,734,406 and $19,600,592 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $7,227,111 for the six months ended June 30, 2015. The gross realized gain on the sale of investment securities totaled $17,654 with gross realized losses of $11,601 resulting in a net realized gain of $6,053 for the six months ended June 30, 2015. Gross proceeds from the sale of investment securities totaled zero for the six months ended June 30, 2014. There were no realized gains or losses on the sale of investment securities for the six months ended June 30, 2014. Gross proceeds from the sale of investment securities totaled zero for the three months ended June 30, 2015 and 2014. There were no realized gains or losses on the sale of investment securities for the three months ended June 30, 2015 and 2014. The cost of investments sold is determined using the specific identification method.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014:

Available-for-sale:
	Less than Twelve months		Twelve months or more		Total
June 30, 2015	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
US Treasuries	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	4,774,496	52,814	—	—	4,774,496	52,814
Mortgage-backed securities	7,820,436	36,634	39,949,356	1,632,063	47,769,792	1,668,697
SBA loan pools	1,293,986	14,208	9,353,041	270,085	10,647,027	284,293
	$13,888,918	$103,656	$49,302,397	$1,902,148	$63,191,315	$2,005,804

	Less than Twelve months		Twelve months or more		Total
December 31, 2014	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
US Treasuries	$4,458,906	$2,210	$—	$—	$4,458,906	$2,210
Government-sponsored enterprises	—	—	6,827,436	110,940	6,827,436	110,940
Mortgage-backed securities	3,539,126	10,561	44,632,067	1,452,884	48,171,193	1,463,445
SBA loan pools	—	—	11,106,349	287,947	11,106,349	287,947
	$7,998,032	$12,771	$62,565,852	$1,851,771	$70,563,884	$1,864,542

Held-to-maturity:
	Less than Twelve months		Twelve months or more		Total
June 30, 2015	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
Mortgage-backed securities	$1,205,242	$45,306	$—	$—	$1,205,242	$45,306
	$1,205,242	$45,306	$—	$—	$1,205,242	$45,306

Securities classified as available-for-sale are recorded at fair market value and securities classified as held-to-maturity are recorded at amortized cost. Of the securities in an unrealized loss position, there were 33 securities in a continuous loss position for 12 months or more at June 30, 2015 and there were 39 securities in a continuous loss position for 12 months or more at December 31, 2014. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the fair value of stock in bank holding companies of $63,500 for the periods ended June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014, the Company’s investment in Federal Home Loan Bank stock was $832,800 and $841,900, respectively. The Federal Home Loan Bank stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.

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

NOTE 6 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows as of June 30, 2015 and December 31, 2014:

	2015	2014
Real estate - construction	$41,864,211	$44,388,045
Real estate - mortgage	253,983,397	248,248,879
Commercial and industrial	19,888,702	22,631,641
Consumer and other	3,669,447	2,818,248
Total loans receivable, gross	319,405,757	318,086,813
Deferred origination fees	(115,599)	(90,339)
Total loans receivable, net of deferred origination fees	319,290,158	317,996,474
Less allowance for loan losses	5,404,091	4,749,537
Total loans receivable, net of allowance for loan loss	$313,886,067	$313,246,937

The composition of gross loans by rate type is as follows as of June 30, 2015 and December 31, 2014:

	2015	2014
Variable rate loans	$96,770,216	$98,674,261
Fixed rate loans	222,519,942	219,322,213
Total gross loans	$319,290,158	$317,996,474

The following is an analysis of our loan portfolio by credit quality indicators at June 30, 2015 and December 31, 2014:

	Commercial and Industrial		Commercial Real Estate		Commercial Real Estate Construction
	2015	2014	2015	2014	2015	2014
Grade:
Pass	$18,188,490	$16,117,119	$142,395,975	$126,670,206	$15,725,054	$17,338,505
Special Mention	406,409	274,961	8,738,534	7,018,717	254,770	—
Substandard	1,293,803	6,239,561	4,796,743	15,203,258	—	259,309
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$19,888,702	$22,631,641	$155,931,252	$148,892,181	$15,979,824	$17,597,814

	Residential Real Estate		Real Estate Residential Construction		Consumer and Other
	2015	2014	2015	2014	2015	2014
Grade:
Pass	$89,060,428	$89,704,023	$20,049,090	$21,144,838	$3,555,178	$2,783,083
Special Mention	3,222,960	2,991,889	3,103,238	3,591,151	86,493	31,905
Substandard	5,768,756	6,660,786	2,732,060	2,054,242	27,776	3,260
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$98,052,144	$99,356,698	$25,884,388	$26,790,231	$3,669,447	$2,818,248

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at June 30, 2015 and December 31, 2014:

June 30, 2015	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
Accruing Loans Paid Current	$18,529,683	$153,535,401	$15,979,824	$95,535,060	$23,385,220	$3,667,765	$310,632,953
Accruing Loans Past Due:
30-59 Days	198,031	—	—	67,034	—	749	265,814
60-89 Days	—	920,464	—	—	—	933	921,397
Total Loans Past Due	198,031	920,464	—	67,034	—	1,682	1,187,211
Loans Receivable on
Nonaccrual Status	$1,160,988	$1,475,387	$—	$2,450,050	$2,499,168	$—	$7,585,593
Total Loans Receivable	$19,888,702	$155,931,252	$15,979,824	$98,052,144	$25,884,388	$3,669,447	$319,405,757

December 31, 2014
Accruing Loans Paid Current	$21,189,439	$145,122,155	$17,597,814	$97,388,692	$25,361,595	$2,814,483	$309,474,178
Accruing Loans Past Due:
30-59 Days	112,460	923,500	—	428,836	—	1,735	1,466,531
60-89 Days	133,754	—	—	171,130	—	2,030	306,914
Total Loans Past Due	246,214	923,500	—	599,966	—	3,765	1,773,445
Loans Receivable on
Nonaccrual Status	$1,195,988	$2,846,526	$—	$1,368,040	$1,428,636	$—	$6,839,190
Total Loans Receivable	$22,631,641	$148,892,181	$17,597,814	$99,356,698	$26,790,231	$2,818,248	$318,086,813

The following is a summary of information pertaining to impaired and nonaccrual loans at June 30, 2015 and December 31, 2014:

	2015	2014
Impaired loans without a valuation allowance	$9,883,085	$11,672,229
Impaired loans with a valuation allowance	11,210,507	12,052,219
Total impaired loans	$21,093,592	$23,724,448

Valuation allowance related to impaired loans	$2,954,020	$1,996,036
Average of impaired loans during the period	$21,976,262	$26,051,836
Total nonaccrual loans	$7,585,593	$6,839,190
Total Loans past due 90 days and still accruing	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$16,710,192	$12,182,214

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at June 30, 2015 and December 31, 2014:

	Commercial		Commercial		Residential
	and	Commercial	Real Estate	Residential	Real Estate	Consumer
June 30, 2015	Industrial	Real Estate	Construction	Real Estate	Construction	and Other	Total
With no related allowance recorded:
Recorded Investment	$396,660	$5,503,237	$—	$3,268,622	$714,566	$—	$9,883,085
Unpaid Principal Balance	396,660	5,536,845	—	3,268,622	1,110,823	—	10,312,950
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$764,328	$5,448,650	$—	$3,279,161	$1,690,592	$27,776	$11,210,507
Unpaid Principal Balance	764,328	5,719,234	—	3,279,161	1,690,592	27,776	11,481,091
Related Allowance	482,628	888,382	—	832,842	722,392	27,776	2,954,020
Total:
Recorded Investment	$1,160,988	$10,951,887	$—	$6,547,783	$2,405,158	$27,776	$21,093,592
Unpaid Principal Balance	1,160,988	11,256,079	—	6,547,783	2,801,415	27,776	21,794,041
Related Allowance	482,628	888,382	—	832,842	722,392	27,776	2,954,020

December 31, 2014
With no related allowance recorded:
Recorded Investment	$1,195,988	$6,238,887	$—	$3,001,142	$1,236,212	$—	$11,672,229
Unpaid Principal Balance	1,195,988	6,985,013	—	3,066,547	1,671,153	—	12,918,701
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$4,840,000	$3,715,788	$—	$2,131,506	$1,364,925	$—	$12,052,219
Unpaid Principal Balance	4,840,000	3,986,372	—	2,131,506	1,364,925	—	12,322,803
Related Allowance	450,000	682,424	—	340,806	522,806	—	1,996,036
Total:
Recorded Investment	$6,035,988	$9,954,675	$—	$5,132,648	$2,601,137	$—	$23,724,448
Unpaid Principal Balance	6,035,988	10,971,385	—	5,198,053	3,036,078	—	25,241,504
Related Allowance	450,000	682,424	—	340,806	522,806	—	1,996,036

The following is an analysis of our impaired loan portfolio detailing average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 and 2014, respectively.

For the Three Months Ended	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
June 30, 2015
With no related allowance recorded:
Average Recorded Investment	$408,308	$5,537,765	$—	$3,271,449	$1,111,662	$—	$10,329,184
Interest Income Recognized	—	56,133	—	12,726	1,448	—	70,307
With an allowance recorded:
Average Recorded Investment	$764,328	$5,729,485	$—	$3,341,883	$1,735,647	$27,776	$11,599,119
Interest Income Recognized	—	51,176	—	38,599	—	1,380	91,155

June 30, 2014
With no related allowance recorded:
Average Recorded Investment	$841,218	$8,262,944	$1,246,880	$5,356,931	$2,184,228	$—	$17,892,201
Interest Income Recognized	—	98,805	—	19,447	3,185	—	121,437
With an allowance recorded:
Average Recorded Investment	$3,938	$4,158,688	$—	$2,111,689	$2,860,470	$—	$9,134,785
Interest Income Recognized	—	16,995	—	20,050	14,616	—	51,661
21

For the Six Months Ended	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
June 30, 2015
With no related allowance recorded:
Average Recorded Investment	$417,297	$5,538,500	$—	$3,269,830	$1,112,277	$—	$10,337,904
Interest Income Recognized	—	65,043	—	35,735	1,448	—	102,226
With an allowance recorded:
Average Recorded Investment	$764,328	$5,723,328	$—	$3,368,118	$1,754,808	$27,776	$11,638,358
Interest Income Recognized	—	76,572	—	65,776	8,995	1,380	152,723

June 30, 2014
With no related allowance recorded:
Average Recorded Investment	$821,671	$8,254,615	$1,243,156	$5,347,806	$1,882,433	$—	$17,549,681
Interest Income Recognized	—	200,249	—	44,072	7,301	—	251,622
With an allowance recorded:
Average Recorded Investment	$3,938	$4,129,695	$—	$2,108,621	$2,830,697	$—	$9,072,951
Interest Income Recognized	13	33,929	—	39,626	29,072	—	102,640

The following is a summary of information pertaining to our allowance for loan losses at June 30, 2015 and December 31, 2014:

	Commercial		Commercial		Residential
	and	Commercial	Real Estate	Residential	Real Estate	Consumer
June 30, 2015	Industrial	Real Estate	Construction	Real Estate	Construction	and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$546,588	$1,311,805	$73,911	$921,649	$1,082,036	$93,165	$720,383	$4,749,537
Charge-offs	—	(703,915)	—	(19,817)	—	—	—	(723,732)
Recoveries	2,424	123,611	—	71,438	5,333	480	—	203,286
Provision	116,948	950,247	(17,982)	526,669	(4,400)	25,606	(422,088)	1,175,000
Ending Balance	$665,960	$1,681,748	$55,929	$1,499,939	$1,082,969	$119,251	$298,295	$5,404,091
Individually evaluated for impairment	482,628	888,382	—	832,842	722,392	27,776	—	2,954,020
Collectively evaluated for impairment	183,332	793,366	55,929	667,097	360,577	91,475	298,295	2,450,071
Loans Receivable:
Ending Balance	$19,888,702	$155,931,252	$15,979,824	$98,052,144	$25,884,388	$3,669,447	$—	$319,405,757
Individually evaluated for impairment	1,160,988	10,951,887	—	6,547,783	2,405,158	27,776	—	21,093,592
Collectively evaluated for impairment	18,727,714	144,979,365	15,979,824	91,504,361	23,479,230	3,641,671	—	298,312,165

	Commercial		Commercial		Residential
	and	Commercial	Real Estate	Residential	Real Estate	Consumer
December 31, 2014	Industrial	Real Estate	Construction	Real Estate	Construction	and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Charge-offs	(484,649)	(138,856)	—	(409,195)	(743,231)	(3,016)	—	(1,778,947)
Recoveries	88,341	12,181	—	204,897	101,761	24,194	—	431,374
Provision	572,353	438,356	2,821	(864,869)	551,350	41,449	(670,460)	71,000
Ending Balance	$546,588	$1,311,805	$73,911	$921,649	$1,082,036	$93,165	$720,383	$4,749,537
Individually evaluated for impairment	450,000	682,424	—	340,806	522,806	—	—	1,996,036
Collectively evaluated for impairment	96,588	629,381	73,911	580,843	559,230	93,165	720,383	2,753,501
Loans Receivable:
Ending Balance	$22,631,641	$148,892,181	$17,597,814	$99,356,698	$26,790,231	$2,818,248	$—	$318,086,813
Individually evaluated for impairment	6,035,988	9,954,675	—	5,132,648	2,601,137	—	—	23,724,448
Collectively evaluated for impairment	16,595,653	138,937,506	17,597,814	94,224,050	24,189,094	2,818,248	—	294,362,365
22

The allowance for loan losses, as a percent of loans, net of deferred fees, was 1.69% and 1.49% for periods ended June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the Bank had 21 loans totaling $7,585,593 or 2.38% of gross loans, in nonaccrual status, of which $4,404,842 were deemed to be troubled debt restructurings. There were 13 loans totaling $12,305,350 deemed to be troubled debt restructurings not in nonaccrual status at June 30, 2015. At December 31, 2014, the Bank had 24 loans totaling $6,839,190 or 2.15% of gross loans, in nonaccrual status, of which $3,443,851 were deemed to be troubled debt restructurings. There were 13 loans totaling $8,738,363 deemed to be troubled debt restructurings not in nonaccrual status at December 31, 2014. There were no loans contractually past due 90 days or more and still accruing interest at June 30, 2015 or December 31, 2014. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are in nonaccrual status. At June 30, 2015 and December 31, 2014, the Bank had $20,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At June 30, 2015, loans totaling $21.0 million were pledged as collateral at the Federal Home Loan Bank, and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned as of June 30, 2015 and December 31, 2014 are summarized below:

	2015	2014
Balance, beginning of year	$17,518,665	$18,692,607
Additions	948,182	4,606,046
Sales	(4,914,619)	(5,205,744)
Write-downs	(19,210)	(574,244)
Balance, end of period	$13,533,018	$17,518,665

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following as of June 30, 2015 and December 31, 2014:

	2015	2014
Land and land improvements	$3,434,431	$3,434,431
Building and leasehold improvements	18,668,886	18,668,886
Furniture and equipment	4,778,401	4,997,469
Software	589,361	648,829
Construction in progress	146,003	203,709
Total	27,617,082	27,953,324
Less, accumulated depreciation	7,359,449	7,192,332
Premises, furniture and equipment, net	$20,257,633	$20,760,992

Depreciation expense for the six months ended June 30, 2015 and 2014 amounted to $617,760 and $563,650, respectively. Construction in progress is related to financial reporting software upgrades. For the six months ended June 30, 2015 the Bank capitalized zero in interest related to the construction in process item. The expected costs to complete the construction in process item are $15,000.

NOTE 9 - DEPOSITS

At June 30, 2015, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2015	$56,103,612
2016	130,096,339
2017	60,465,191
2018	4,722,896
2019	643,214
Thereafter	1,494,221
Total	$253,525,473

The Bank had no wholesale deposits as of June 30, 2015 and December 31, 2014. As of June 30, 2015, the Bank had $26.3 million in certificates of deposits greater than $250,000.

Overdraft deposit accounts are reclassified to consumer loans and are included in gross loans. At June 30, 2015 and December 31, 2014, overdraft deposits were $20,506 and $5,334, respectively.

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under an agreement to repurchase. This obligation to repurchase securities sold is reflected as a liability on the consolidated balance sheet as one obligation totaling $10.0 million at June 30, 2015. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. This repurchase agreement requires quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities. Available-for-sale securities with fair values of $11,351,441 and $11,709,202 at June 30, 2015 and December 31, 2014, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the periods ended June 30, 2015 and December 31, 2014:

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.653% at the period ended June 30, 2015. The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075%, which was 5.348% at the period ended June 30, 2015. The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2038.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods). This and any future deferred distributions will continue to accrue interest. Distributions on the trust preferred securities are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance. As of June 30, 2015, the amount of accrued interest was $2,944,536.

As described in Note 16 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company from making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

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

Note 12 – ADVANCES FROM fEDERAL HOME LOAN BANK

At June 30, 2015, advances from the Federal Home Loan Bank (“FHLB”) consisted of one advance totaling $9.0 million. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. The advance is collateralized by pledged FHLB stock and certain loans. At June 30, 2015, loans totaling $21.0 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended June 30, 2015 and December 31, 2014:

	2015	2014
Amount outstanding at period end	$9,000,000	$9,000,000
Average amount outstanding during the period	9,000,000	11,761,644
Maximum outstanding at any month-end	9,000,000	13,000,000
Weighted average rate at period-end	3.96%	3.96%
Weighted average rate during the period	4.01%	3.14%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the six and three months ended June 30, 2015 and 2014 are summarized below:

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Professional fees	$627,856	$666,597	$354,745	$311,354
Telephone expenses	102,624	101,862	51,443	50,411
Office supplies, stationery, and printing	50,833	47,854	23,200	23,677
Insurance	207,178	209,974	104,254	104,560
Postage	4,694	4,538	2,028	2,030
Data processing	376,872	431,376	189,985	243,640
Advertising and marketing	163,256	92,125	102,168	69,621
FDIC Assessment	532,935	545,485	267,446	267,586
Other loan related expense	153,848	92,286	45,889	50,321
Other	230,054	205,614	111,328	104,594
Total	$2,450,150	$2,397,711	$1,252,486	$1,227,794

NOTE 14 - COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 15 – LOSS PER COMMON SHARE

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

Basic and diluted loss per share are computed below for the six and three months ended June 30, 2015 and 2014:

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic net loss per share computation:

Net loss available to common shareholders	$(2,291,737)	$(700,141)	$(1,562,273)	$(355,945)
Average common shares outstanding – basic	4,242,410	4,204,413	4,263,593	4,220,991
Basic net loss per share	$(0.54)	$(0.17)	$(0.37)	$(0.08)

Diluted net loss per share computation:

Net loss available to common shareholders	$(2,291,737)	$(700,141)	$(1,562,273)	$(355,945)
Average common shares outstanding – basic	4,242,410	4,204,413	4,263,593	4,220,991
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding – diluted	4,242,410	4,204,413	4,263,593	4,220,991
Diluted net loss per share	$(0.54)	$(0.17)	$(0.37)	$(0.08)

For the period ended June 30, 2015 and June 30, 2014 there were no stock options outstanding. At June 30, 2015 and 2014, there were 571,821 warrant shares outstanding that were anti-dilutive. Warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. As of June 30, 2015, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

Beginning on January 1, 2015, the Company and the Bank became subject to the provisions of the new capital rules under the Basel III framework, which revises Prompt Corrective Action (“PCA”) capital category thresholds to reflect new capital ratio requirements and introduces a Common Equity Tier 1 (“CET1”) ratio as a new PCA capital category threshold. Under the new rules, the minimum capital requirements for the Company and the Bank are now (i) a CET1 ratio of 4.5%, (ii) a Tier 1 risk-based capital ratio (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total risk-based capital ratio of 8% (which is unchanged from the prior requirement). The Company and Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Under the revised PCA requirements, our leverage ratio will remain at the 4% level previously required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%.

Effective January 1, 2015, to be considered “well-capitalized” a bank is required to maintain a leverage capital ratio of at least 5%, a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. In addition, an institution (such as the Bank) cannot be considered well-capitalized if it is subject to any order or written directive to meet and maintain a specific capital level for any capital measure (such as the Consent Order). Under the Consent Order, the Bank must obtain and maintain a minimum amount of $35,304,000 in total capital in order to maintain a total risk-based capital ratio of 10% and $38,002,000 of Tier 1 capital in order to maintain a minimum leverage capital ratio of 8%. As of June 30, 2015, the Bank was deemed “adequately capitalized” and is not in compliance with the capital requirements of the Consent Order.

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at June 30, 2015 and December 31, 2014:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2015
Common Equity Tier 1 (to risk-weighted assets)	($10,267,000)	(2.91%)	$15,890,000	4.50%	N/A	N/A
Total capital (to risk-weighted assets)	11,148,000	3.16%	28,248,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	5,574,000	1.58%	21,186,000	6.00%	N/A	N/A
Tier 1 capital (to average assets)	5,574,000	1.17%	19,021,000	4.00%	N/A	N/A
December 31, 2014
Total capital (to risk-weighted assets)	$17,260,000	4.91%	$28,128,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	8,630,000	2.45%	14,064,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	8,630,000	1.81%	19,118,000	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at June 30, 2015 and December 31, 2014:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2015
Common Equity Tier 1 (to risk-weighted assets)	$25,829,000	7.32%	$15,887,000	4.50%	$21,182,000	6.00%
Total capital (to risk-weighted assets)	30,255,000	8.57%	28,243,000	8.00%	35,304,000	10.00%
Tier 1 capital (to risk-weighted assets)	25,829,000	7.32%	21,182,000	6.00%	28,243,000	8.00%
Tier 1 capital (to average assets)	25,829,000	5.44%	19,001,000	4.00%	23,751,000	5.00%
December 31, 2014
Total capital (to risk-weighted assets)	$31,474,000	8.95%	$28,123,000	8.00%	$35,154,000	10.00%
Tier 1 capital (to risk-weighted assets)	27,075,000	7.70%	14,062,000	4.00%	21,092,000	6.00%
Tier 1 capital (to average assets)	27,075,000	5.67%	19,098,000	4.00%	23,873,000	5.00%
27

NOTE 17 - UNUSED LINES OF CREDIT

As of June 30, 2015, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5 million, and $126,000 with the Federal Reserve Bank. These credit lines are currently secured by $7.0 million, zero, and $410,000, respectively in bonds as of June 30, 2015. The Raymond James line of credit is required to be secured by bonds prior to any disbursements. A line of credit is also available from the FHLB with a remaining credit availability of $61.8 million and an excess lendable collateral value of approximately $3.4 million at June 30, 2015.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock. Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012. The Treasury has appointed an observer to the Board. As of June 30, 2015, the amount of cumulative unpaid dividends is $4,767,636.

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

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At June 30, 2015, the Bank had $20,100 reserved for off-balance sheet credit exposure related to unfunded commitments, which is included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2015.

Amount
Commitments to extend credit	$19,225,435
Standby letters of credit	526,925
Total	$19,752,360

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was zero and $25,862 for the three months ended June 30, 2015 and 2014.

A summary of the unallocated share activity of the Company’s ESOP is presented for the three months ended June 30, 2015 and the year ended December 31, 2014.

	2015	2014
Balance, beginning of year	—	56,186
New share purchases	—	—
Shares released to participants	—	—
Shares allocated to participants	—	(56,186)
Balance, end of year	—	—

The aggregate fair value of the 56,186 unallocated shares was $28,093 based on the $0.50 closing price of our common stock on June 30, 2014.

NOTE 21 – RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $49,780 and $44,060 for the six months ended June 30, 2015 and 2014, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan). This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank. The officers will receive annual payments from the Bank equal to the promised benefits. In connection with this plan, life insurance contracts were purchased on the officers. Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the six months ended June 30, 2015 or June 30, 2014.

NOTE 22 – TROUBLED DEBT RESTRUCTURINGS

The troubled debt restructurings (TDR’s) amounted to $16,710,192 at June 30, 2015. The accruing TDR’s were $12,305,350 and the nonaccruing TDR’s were $4,404,842 at June 30, 2015. The TDR’s amounted to $13,829,244 at June 30, 2014. The accruing TDR’s were $8,943,566 and the nonaccruing TDR’s were $4,885,678 at June 30, 2014.

The following chart represents the troubled debt restructurings incurred during the three and six months ended June 30, 2015:

	For the six months ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	1	$4,766,024	$4,766,024
Totals	1	$4,766,024	$4,766,024

	For the three months ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	1	$4,766,024	$4,766,024
Totals	1	$4,766,024	$4,766,024

During the six months ended June 30, 2015, the Bank modified one loan that was considered to be a troubled debt restructuring. We extended the term and lowered the interest rate for this loan. During the three months ended June 30, 2015, the Bank modified one loan that was considered to be a troubled debt restructuring. During the three and six months ended June 30, 2014, the Bank did not modify any loans that were considered to be troubled debt restructurings.

The following chart represents the troubled debt restructurings that subsequently defaulted during the six months ended June 30, 2015.

	For the six months ended June 30, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted During the Period:
Commercial Real Estate	1	$1,172,501
Totals	1	$1,172,501

During the six months ended June 30, 2015, one loan that had previously been restructured defaulted. There were no loans that were determined to be troubled debt restructurings that subsequently defaulted during the three months ended June 30, 2015. No loans that were determined to be troubled debt restructurings during the three and six months ended June 30, 2014, subsequently defaulted.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2015 compared to December 31, 2014 and the results of operations for the six and three months ended June 30, 2015 compared to the six and three months ended June 30, 2014. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2014 Annual Report on Form 10-K.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described under “Risk Factors” in Item 1A of our 2014 Annual Report on Form 10-K and the following:

•	our ability on December 30, 2015 to pay the interest in arrears on the outstanding junior subordinated debentures, which failure to pay could result in the holders of the junior subordinated debentures pursuing certain legal rights against the Company, including, but not limited to, forcing the Company into bankruptcy;
•	general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;
•	a general decline in the real estate and lending market, particularly in our market areas, could negatively affect our financial results;
•	our ability to raise additional capital may be impaired if market disruption and volatility occur;
•	the results of our most recent external, independent review of our credit risk assets may not accurately predict the adverse effects on our financial condition if the economy were to deteriorate;
•	our ability to comply with our Consent Order and potential regulatory actions if we fail to comply;
•	our ability to maintain appropriate levels of capital, including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums;
•	our ability to complete the sale of our Other Real Estate Owned properties, specifically at values equal or above the currently recorded loan balances which could result in additional write downs;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	increased funding costs due to market illiquidity, increased competition for funding, and /or increased regulatory requirements with regard to funding;
•	changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;
•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged;
•	competitive pressures among depository and other financial institutions may increase significantly;
•	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make;
•	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can;
•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;
•	adverse changes may occur in the bond and equity markets;
•	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets;
•	economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and
•	We will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the SEC.

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

The following discussion describes our results of operations for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 and also analyzes our financial condition as of June 30, 2015 as compared to December 31, 2014. Like most community banks, we derive most of our income from interest we receive on our loans and investments. In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities. There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of June 30, 2015 and our audited consolidated financial statements included in our 2014 Annual Report on Form 10-K.

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

Legislative and Regulatory Initiatives

In response to the challenges facing the financial services sector, regulatory and governmental actions have included the following:

•	On July 2, 2013, the Federal Reserve Board adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions in the form of an “interim final rule.” These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning on January 1, 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock. The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Under the new rules, the minimum capital requirements for the Company and the Bank are now (i) a CET1 ratio of 4.5%, (ii) a Tier 1 risk-based capital ratio (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total risk-based capital ratio of 8% (which is unchanged from the prior requirement). The Company and Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Under the revised PCA requirements, our leverage ratio will remain at the 4% level previously required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses.

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

The Company also agreed to comply with certain notice provisions set forth in the Federal Deposit Insurance Act and Board of Governors’ Regulations in appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position. The Company is also required to comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations. The Company is providing quarterly progress reports to the FRB on all provisions of the FRB Agreement.

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
34

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
35

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

Results of Operations

Income Statement Review

Summary

Six months ended June 30, 2015 and 2014

Our net loss was approximately $1.5 million for the six months ended June 30, 2015 compared to net loss of approximately $101,000 for the same period in 2014. Net loss before income tax expense was $1.5 million for the six months ended June 30, 2015 compared to net loss before income tax expense of $93,000 for the six months ended June 30, 2014. The increase in net loss from $93,000 to a net loss before tax of $1.5 million resulted primarily from a decrease in interest income of $499,000, and an increase in our provision for loan losses of $1.1 million.

Three months ended June 30, 2015 and 2014

Our net loss was approximately $1.1 million for the three months ended June 30, 2015 compared to net income of approximately $31,000 for the same period in 2014. Income tax expense was zero and $8,000 for the three months ended June 30, 2015 and 2014, respectively. Net loss before income tax expense was $1.1 million for the three months ended June 30, 2015 compared to net income before income tax expense of $39,000 for the three months ended June 30, 2014. The decrease in net income from $39,000 to a net loss before tax of $1.1 million resulted primarily from a decrease in interest income of $291,000, and an increase in our provision for loan losses of $1.1 million.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our loan portfolio has historically been the primary driver of net interest income. During the six months ended June 30, 2015, our loan portfolio increased $1.3 million from the year-end balance. We anticipate any growth in loans will result in growth in assets and net interest income.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments. At June 30, 2015, loans represented 67.1% of total assets, while securities and interest bearing deposits represented 21.2% of total assets. While we focus on increasing the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as investment yields become more attractive.

At June 30, 2015, retail deposits represented $429.9 million, or 92.8% of total funding, which includes total deposits plus borrowings. Borrowings represented $33.4 million, or 7.2% of total funding, and we had no wholesale deposits. We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits. Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. We operate seven full service banking offices located along the South Carolina coast. We anticipate that our full service banking offices will assist us in meeting these objectives. We believe these strategies will provide us with additional customers and a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. For the six months ended June 30, 2015, average interest-bearing liabilities exceeded average interest-earning assets by $16.6 million compared to average interest-earning liabilities exceeding average interest-bearing assets by $22.1 million for the six months ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the six months ended June 30, 2015 and 2014, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
			(dollars in thousands)
Earning assets:
Interest bearing balances	$14,507	$37	0.52%	$12,823	$37	0.59%
Taxable investment securities	79,198	660	1.68%	80,157	871	2.19%
Loans receivable(2)	320,943	7,686	4.83%	330,033	7,974	4.87%
Total earning assets	414,648	8,383	4.08%	423,013	8,882	4.23%

Nonearning assets:
Cash and due from banks	5,636			4,252
Mortgages held for sale	173			108
Premises and equipment, net	20,548			21,200
Other assets	36,750			39,675
Allowance for loan losses	(4,470)			(5,772)
Total nonearning assets	58,637			59,463
Total assets	$473,285			$482,476

Interest-bearing liabilities:
Interest bearing transaction accounts	$34,781	32	0.18%	$40,178	42	0.21%
Savings & money market	103,837	197	0.38%	94,410	153	0.33%
Time deposits less than $100,000	95,500	593	1.25%	102,475	623	1.23%
Time deposits greater than $100,000	163,655	1,091	1.34%	170,521	1,120	1.32%
Securities sold under repurchase agreement	10,000	221	4.46%	10,000	221	4.46%
Advances from FHLB	9,000	179	4.01%	13,000	183	2.84%
Junior subordinated debentures	14,434	210	2.93%	14,434	234	3.27%
ESOP borrowings	—	—	0.00%	40	—	0.00%
Federal funds purchased	—	—	0.00%	6	—	0.00%
Total interest-bearing liabilities	431,207	2,523	1.18%	445,064	2,576	1.17%

Noninterest-bearing liabilities:
Demand deposits	27,757			23,746
Other liabilities	9,158			7,201
Shareholders’ equity	5,163			6,465

Total liabilities and shareholders’ equity	$473,285			$482,476
Net interest income		$5,860			$6,306
Net interest spread			2.90%			3.06%
Net interest margin			2.85%			3.01%

(1)	Annualized for the six month period.
(2)	Includes nonaccruing loans
38

During the six months ended June 30, 2015, the net interest spread and net interest margin decreased in comparison to the same period in 2014. Our net interest spread was 2.90% and 3.06% for the six months ended June 30, 2015 and 2014, respectively. This decrease in net interest spread was due to yields on our average earning assets decreasing by 0.15% and the average rate on total funding increasing by 0.01%. Our net interest margin for the six months ended June 30, 2015 was 2.85%, compared to 3.01% for the six months ended June 30, 2014. During the six months ended June 30, 2015, interest-earning assets averaged $414.6 million, compared to $423.0 million in the same period in 2014. During the same periods, average interest-bearing liabilities were $431.2 million and $445.1 million, respectively.

Interest income for the six months ended June 30, 2015 was $8.4 million, consisting of $7.7 million on loans, $660,000 on investments, $19,000 on interest bearing balances and $18,000 in other interest income. Interest income for the six months ended June 30, 2014 was $8.9 million, consisting of $8.0 million on loans, $871,000 on investments, $15,000 on interest bearing balances and $22,000 in other interest income. Interest and fees on loans represented 91.7% and 89.8% of total interest income for the six months ended June 30, 2015 and 2014, respectively. Income from investments, and interest bearing balances represented 8.1% and 10.0% of total interest income for the six months ended June 30, 2015 and 2014, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 77.4% and 78.0% of average interest-earning assets for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, average earning assets were lower by $8.4 million for the same period in 2014.

Interest expense for the six months ended June 30, 2015 was $2.5 million, consisting of $1.9 million related to deposits, $221,000 related to securities sold under a repurchase agreement, $210,000 related to junior subordinated debentures, and $179,000 related to advances from the FHLB. Interest expense for the six months ended June 30, 2014 was $2.6 million, consisting of $1.9 million related to deposits, $221,000 related to securities sold under a repurchase agreement, $234,000 related to junior subordinated debentures, and $183,000 related to advances from the FHLB. Interest expense on deposits for the six months ended June 30, 2015 and 2014 represented 75.8% and 75.2% of total interest expense, respectively, while interest expense on borrowings represented 24.2% and 24.8%, respectively, of total interest expense. During the six months ended June 30, 2015, average interest-bearing liabilities were lower by $13.9 million for the same period in 2014.

Net interest income, the largest component of our income, was $5.9 million and $6.3 million for the six months ended June 30, 2015 and 2014, respectively. The decrease of $446,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $499,000 decrease in interest income and a $53,000 decrease in interest expense.

Three Months Ended June 30, 2015 and 2014

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. During the three months ended June 30, 2015 and 2014, we had no securities purchased with agreements to resell. All investments were owned at an original maturity of over one year.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
			(dollars in thousands)
Earning assets:
Interest bearing cash balances	$13,187	$19	0.57%	$14,265	$20	0.55%
Taxable investment securities	78,412	304	1.56%	79,561	430	2.17%
Loans receivable(2)	322,538	3,862	4.80%	329,870	4,027	4.90%
Total earning assets	414,137	4,185	4.05%	423,696	4,477	4.24%

Nonearning assets:
Cash and due from banks	7,831			3,499
Mortgages held for sale	146			82
Premises and equipment, net	20,433			21,249
Other assets	36,462			39,130
Allowance for loan losses	(4,181)			(5,508)
Total nonearning assets	60,691			58,452
Total assets	$474,828			$482,148

Interest-bearing liabilities:
Interest bearing transaction accounts	$34,138	15	0.18%	$38,291	20	0.21%
Savings & money market	106,419	104	0.39%	97,304	84	0.35%
Time deposits less than $100,000	94,456	297	1.26%	101,048	312	1.24%
Time deposits greater than $100,000	162,933	546	1.34%	170,497	565	1.33%
Securities sold under repurchase agreements	10,000	111	4.46%	10,000	111	4.46%
Advances from FHLB	9,000	90	4.01%	13,000	93	2.87%
Junior subordinated debentures	14,434	119	3.32%	14,434	118	3.28%
Federal funds purchased	—	—	0.00%	11	—	0.00%
Total interest-bearing liabilities	431,380	1,282	1.19%	444,585	1,303	1.18%

Noninterest-bearing liabilities:
Demand deposits	29,252			24,573
Other liabilities	9,410			7,451
Shareholders’ equity	4,786			5,539

Total liabilities and shareholders’ equity	$474,828			$482,148
Net interest income		$2,903			$3,174
Net interest spread			2.86%			3.06%
Net interest margin			2.81%			3.00%

(1)	Annualized for the three month period.
(2)	Includes nonaccruing loans
40

During the three months ended June 30, 2015 the net interest spread and net interest margin decreased in comparison to the previous period in 2014. Our net interest spread was 2.86% and 3.06% for the three months ended June 30, 2015 and 2014, respectively. Our net interest margin for the three months ended June 30, 2015 was 2.81%, compared to 3.00% for the three months ended June 30, 2014. During the three months ended June 30, 2015, interest-earning assets averaged $414.1 million, compared to $423.7 million in the same quarter of 2014. During the same periods, average interest-bearing liabilities were $431.4 million and $444.6 million, respectively.

Interest income for the three months ended June 30, 2015 was $4.2 million, consisting of $3.9 million on loans, $304,000 on investments, and $10,000 on interest bearing balances. Interest income for the three months ended June 30, 2014 was $4.5 million, consisting of $4.0 million on loans, $431,000 on investments, and $9,000 on interest bearing balances. Interest and fees on loans represented 92.3% and 89.9% of total interest income for the three months ended June 30, 2015 and 2014, respectively. Income from investments and interest bearing balances represented 7.4% and 9.8% of total interest income for the three months ended June 30, 2015 and 2014, respectively. The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 77.9% and 77.9% of average interest-earning assets for the three months ended June 30, 2015 and 2014, respectively.

Interest expense for the three months ended June 30, 2015 was $1.3 million, consisting of $962,000 related to deposits, $111,000 related to securities sold under repurchase agreements, $119,000 related to junior subordinated debentures, and $90,000 related to FHLB advances. Interest expense for the three months ended June 30, 2014 was $1.3 million, consisting of $981,000 related to deposits, $111,000 related to securities sold under repurchase agreements, $118,000 related to junior subordinated debentures, and $93,000 related to FHLB advances. Interest expense on deposits for the three months ended June 30, 2015 and 2014 represented 75.0% and 75.3%, respectively, of total interest expense, while interest expense on borrowings represented 25.0% and 24.7%, respectively, of total interest expense for the three months ended June 30, 2015 and 2014, respectively.

Net interest income, the largest component of our income, was $2.9 million and $3.2 million for the three months ended June 30, 2015 and 2014, respectively. The decrease of $271,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $291,000 decrease in interest income and a $21,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Six Months Ended June 30, 2015 vs. June 30, 2014				Six Months Ended June 30, 2014 vs. June 30, 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(220)	$(70)	$2	$(288)	$(255)	$4	$—	$(251)
Taxable investment securities	(10)	(203)	2	(211)	(51)	481	(50)	380
Interest bearing cash balances	5	(4)	(1)	—	(28)	22	(11)	(17)
Total interest income	(225)	(277)	3	(499)	(334)	507	(61)	112

Interest expense
Deposits	(27)	2	—	(25)	(100)	(186)	8	(278)
Junior subordinated debentures	—	(24)	—	(24)	—	(126)	—	(126)
Advances from FHLB	(56)	75	(23)	(4)	(96)	65	(26)	(57)
Securities sold under repurchase agreements	—	—	—	—	—	3	—	3
ESOP borrowings	—	—	—	—	(26)	(27)	26	(27)
Total interest expense	(83)	53	(23)	(53)	(222)	(271)	8	(485)

Net interest income	$(142)	$(330)	$26	$(446)	$(112)	$778	$(69)	$597

	Three Months Ended June 30, 2015 vs. June 30, 2014				Three Months Ended June 30, 2014 vs. June 30, 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(89)	$(77)	$1	$(165)	$(141)	$33	$(1)	$(109)
Taxable investment securities	(6)	(122)	2	(126)	(45)	192	(27)	120
Interest bearing cash balances	(2)	1	—	(1)	(1)	—	—	(1)
Total interest income	(97)	(198)	3	(292)	(187)	225	(28)	10

Interest expense
Deposits	(10)	(9)	—	(19)	(46)	(36)	2	(80)
Junior subordinated debentures	—	1	—	1	—	(60)	—	(60)
Advances from FHLB	(29)	37	(11)	(3)	(26)	10	(3)	(19)
Securities sold under repurchase agreements	—	—	—	—	—	3	—	3
ESOP borrowings	—	—	—	—	(13)	(13)	13	(13)
Total interest expense	(39)	29	(11)	(21)	(85)	(96)	12	(169)

Net interest income	$(58)	$(227)	$14	$(271)	$(102)	$321	$(40)	$179
42

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

Six Months Ended June 30, 2015 and 2014

Included in the statement of operations for the six months ended June 30, 2015 and 2014 is a noncash expense related to the provision for loan losses of $1.2 million and $71,000, respectively. The allowance for loan losses was approximately $5.4 million and $5.1 million as of June 30, 2015 and 2014, respectively. The allowance for loan losses as a percentage of gross loans was 1.69% at June 30, 2015 and 1.57% at June 30, 2014. At June 30, 2015, we had 21 nonperforming loans totaling approximately $7.6 million. At June 30, 2014, we had 45 nonperforming loans totaling approximately $12.2 million. Net charge offs amounted to approximately $520,000 and $948,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in the allowance for the six months ended June 30, 2015 when compared to the same period in 2014, relates to our decision to fund the allowance through a provision for loan losses in order to resolve several non-performing loans.

Three Months Ended June 30, 2015 and 2014

Included in the statement of operations for the three months ended June 30, 2015 and 2014 is a noncash expense related to the provision for loan losses of $1.2 million and $30,000, respectively. As noted above, several problem loans were resolved during the quarter.

Noninterest Income

The following table sets forth information related to our noninterest income during the six and three months ended June 30, 2015 and 2014:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Service fees on deposit accounts	$19	$19	$10	$9
Residential mortgage origination income	120	63	72	28
Gain on sale of investment securities	6	—	—	—
Loss on sale and disposal of other assets	(11)	—	(10)	—
Other service fees and commissions	288	251	144	143
Bank owned life insurance	213	212	108	107
Other	87	4	82	2
Total noninterest income	$722	$549	$406	$289

Six Months Ended June 30, 2015 and 2014

Noninterest income for the six months ended June 30, 2015 was $722,000, an increase of $173,000 compared to noninterest income of $549,000 during the same period in 2014. The change was primarily attributable to increases in residential mortgage origination income, other service fees and commissions and other noninterest income, offset by a loss on the sale and disposal of other assets, when compared to the six months ended June 30, 2014.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination income was $120,000 and $63,000 for the six months ended June 30, 2015 and 2014, respectively. The increase of $57,000 in 2015 related primarily to increases in volume in the mortgage department during the first half of 2015.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Service fees on deposit accounts were $19,000 for the six months ended June 30, 2015 and 2014. Other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $37,000 to $288,000 for the six months ended June 30, 2015 when compared to the same period in 2014.

We also earned $213,000 and $212,000 in noninterest income received from bank owned life insurance for the six months ended June 30, 2015 and 2014, respectively. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income increased $83,000 to $87,000 for the six months ended June 30, 2015 when compared to the same period in 2014. This increase was primarily related to a legal settlement received during the six months ended June 30, 2015.

Three Months Ended June 30, 2015 and 2014

Noninterest income for the three months ended June 30, 2015 was $406,000, an increase of $117,000 compared to $289,000 during the same period in 2014. The change was primarily attributable to increases in residential mortgage origination income and other noninterest income, offset by a loss on the sale and disposal of other assets, when compared to the three months ended June 30, 2014.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties. Residential mortgage origination income was $72,000 and $28,000 for the three months ended June 30, 2015 and 2014, respectively. The increase of $44,000 for the three months ended June 30, 2015 related primarily to increases in volume in the mortgage department for the period.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $10,000 and $9,000 for the three months ended June 30, 2015 and 2014, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions increased $1,000 to $144,000 for the three months ended June 30, 2015, when compared to the same period in 2014.

We also earned $108,000 and $107,000 in noninterest income received from bank owned life insurance for the three months ended June 30, 2015 and 2014, respectively. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income increased $80,000 to $82,000 for the three months ended June 30, 2015 when compared to the same period in 2014. This increase was primarily related to a legal settlement received during the three months ended June 30, 2015.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the six and three months ended June 30, 2015 and 2014:

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Salaries and benefits	$3,368	$2,977	$1,732	$1,476
Occupancy	732	735	284	366
Furniture and equipment expense	538	503	361	260
Other real estate owned expense	(227)	265	(356)	63
Professional fees	628	667	355	311
Advertising and marketing	163	92	102	70
Insurance	207	210	104	105
FDIC Assessment	533	545	267	268
Data processing and related costs	377	431	190	244
Telephone	103	102	51	50
Postage	5	5	2	2
Office supplies, stationery and printing	51	48	23	24
Other loan related expense	154	92	46	50
Other	230	205	111	105
Total noninterest expense	$6,862	$6,877	$3,273	$3,394

Six Months Ended June 30, 2015 and 2014

We incurred noninterest expense of $6.9 million for the six months ended June 30, 2015 and 2014. The change was primarily attributable to decreases in other real estate expenses, professional fees, data processing and related costs and FDIC assessments, which were partially offset by increases in salaries and benefits, furniture and equipment expense, advertising and marketing, other loan related expense and other noninterest expense. Other real estate expenses were lower due to higher gains on sales in 2015.

Salaries and benefits for the six months ended June 30, 2015 was $3.4 million, an increase of $391,000 compared to the same period in 2014. This increase was directly related to employee growth as well as annual salary increases. These expenses represented 49.1% and 43.3% of our total noninterest expense for the six months ended June 30, 2015 and 2014, respectively.

Data processing and related costs decreased $55,000 for the six months ended June 30, 2015 when compared to the same period in 2014. These expenses were $377,000 and $431,000 for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, our data processing costs for our core processing system were $304,000 compared to $390,000 for the six months ended June 30, 2014.

Three Months Ended June 30, 2015 and 2014

We incurred noninterest expense of approximately $3.3 million for the three months ended June 30, 2015 compared to $3.4 million for the three months ended June 30, 2014. The change was primarily attributable to decreases in other real estate expense, occupancy expense and data processing and related costs, which were partially offset by increases in salaries and benefits, furniture and equipment expense and professional fees. Other real estate expenses were lower due to higher gains on sales in 2015.

Salaries and benefits for the three months ended June 30, 2015 was $1.7 million, an increase of $256,000 compared to the same period in 2014. This increase was directly related to employee growth as well as annual salary increases. These expenses represented 52.9% and 43.5% of our total noninterest expense for the three months ended June 30, 2015 and 2014, respectively.

Data processing and related costs decreased approximately $54,000 for the three months ended June 30, 2015 compared to the same period in 2014. These expenses were $190,000 and $244,000 for the three months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015, our data processing costs for our core processing system were $144,000 compared to $223,000 for the three months ended June 30, 2014.

Income Tax Expense

Six Months Ended June 30, 2015 and 2014

We incurred income tax expense of zero for the six months ended June 30, 2015 compared to $8,000 for the same period in 2014. Management has determined that it is not likely that the deferred tax asset related to continuing operations at June 30, 2015 will be realized, and accordingly, has established a full valuation allowance.

Three Months Ended June 30, 2015 and 2014

We incurred income tax expense of zero for the three months ended June 30, 2015 compared to $8,000 for the same period in 2014. Management has determined that is not likely that the deferred tax asset related to continuing operations at June 30, 2015 will be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At June 30, 2015, we had total assets of $475.7 million, consisting principally of $319.3 million in loans, $81.1 million in investment securities, $20.2 million in net premises, furniture and equipment, $19.6 million in interest bearing balances and $6.1 million in cash and due from banks. Our liabilities at June 30, 2015 totaled $472.7 million, consisting principally of $429.9 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, and $9.0 million in FHLB advances. At June 30, 2015, our shareholders’ equity was approximately $3.0 million.

Investments

At June 30, 2015, the $81.1 million in our investment securities portfolio represented approximately 17.1% of our total assets, compared to $82.3 million, or 17.3% of total assets, at December 31, 2014. At June 30, 2015, we held U.S. treasuries, U.S. government agency securities, government sponsored enterprises, small business administration securities, and mortgage-backed securities with a fair value of $81.1 million and an amortized cost of $83.1 million for a net unrealized loss of $2.0 million. During 2015, we utilized the investment portfolio to provide income and to absorb liquidity. We anticipate maintaining an investment portfolio to provide both earnings and liquidity. We anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

Contractual maturities and yields on our investments at June 30, 2015 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After one year		After five years
	One year or less		through five years		through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$14,000	1.18%	$—	—%	$1,775	3.08%	$15,775	1.40%
US Treasuries	—	—%	4,488	1.07%	—	—%	—	—%	4,488	1.07%
SBA loan pools	—	—%	—	—%	935	2.16%	9,712	2.08%	10,647	2.09%
Mortgage-backed securities	—	—%	—	—%	115	1.32%	48,860	1.60%	48,975	1.60%
Total	$—	—%	$18,488	1.15%	$1,050	2.07%	$60,347	1.72%	$79,885	1.61%

			After one year		After five years
	One year or less		through five years		through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$1,251	2.67%	$1,251	2.67%
Total	$—	—%	$—	—%	$—	—%	$1,251	2.67%	$1,251	2.67%

At June 30, 2015, our investments included government sponsored enterprises with amortized costs of approximately $15.8 million, US treasuries with amortized costs of approximately $4.5 million, and small business administration surety bonds with amortized costs of approximately $10.9 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $6.9 million, $18.5 million and $26.5 million, respectively.

Other nonmarketable equity securities at June 30, 2015 consisted of Federal Home Loan Bank stock with a cost of $832,800 and other investments of approximately $63,500.

The amortized costs and the fair value of our investments at June 30, 2015 and December 31, 2014 are shown in the following tables.

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for Sale:
US Treasuries	$4,468	$4,488	$4,461	$4,459
Government-sponsored enterprises	15,811	15,775	8,921	8,815
SBA loan pools	10,931	10,647	11,394	11,106
Mortgage-backed securities	50,622	48,975	59,311	57,882
Total	$81,832	$79,885	$84,087	$82,262

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Held to Maturity:
Mortgage-backed securities	$1,251	$1,205	$—	$—
Total	$1,251	$1,205	$—	$—

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans at June 30, 2015 and December 31, 2014 were $320.9 million and $326.5 million, respectively. Gross loans outstanding at June 30, 2015 and December 31, 2014 were $319.3 million and $318.0 million, respectively.

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

The following table summarizes the composition of our loan portfolio at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
		% of		% of
	Amount	Total	Amount	Total
		(dollars in thousands)
Commercial
Commercial and industrial	$19,889	6.2%	$22,632	7.1%

Real Estate
Mortgage	253,983	79.6%	248,249	78.0%
Construction	41,864	13.1%	44,388	14.0%
Total real estate	295,847	92.7%	292,637	92.0%

Consumer
Consumer	3,670	1.1%	2,818	0.9%
Total Gross Loans	319,406	100.0%	318,087	100.0%
Deferred origination fees, net	(116)	(0.0%)	(90)	(0.0%)

Total gross loans, net of deferred fees	319,290	100.0%	317,997	100.0%
Less: allowance for loan losses	(5,404)		(4,750)
Total loans, net	$313,886		$313,247
47

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2015:

	One year or less	After one but within five years	After five years	Total
	(dollars in thousands)
Commercial	$3,154	$13,715	$3,020	$19,889
Real estate	24,393	198,417	73,038	295,847
Consumer	1,010	2,038	622	3,670
Deferred origination fees	(19)	(97)	—	(116)
Total gross loans, net of deferred fees	$28,537	$214,073	$76,680	$319,290

Gross loans maturing after one year with:
Fixed interest rates				$209,393
Floating interest rates				81,457
Total				$290,850

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

After risk grading each loan, we then use 14 qualitative factors to analyze the trends in the portfolio. These 14 factors include both internal and external factors. The internal factors considered are the concentration of credit across the portfolio, current delinquency ratios and trends, the experience level of management and staff, our adherence to lending policies and procedures, current loss and recovery trends, the nature and volume of the portfolio’s categories, current nonaccrual and problem loan trends, the quality of our loan review system, policy exceptions, value of underlying collateral and other factors which include insurance shortfalls, loan fraud and unpaid tax risk. The external factors considered are regulatory and legal factors and the current economic and business environment, which includes indicators such as national GDP, pricing indicators, employment statistics, housing statistics, market indicators, and economic forecasts. A quantitative value is assigned to current delinquency ratios and trends and the current nonaccrual and problem loan trends, which, when added together, creates a net qualitative weight. The net qualitative weight is then added to the loss ratio. Negative trends in the loan portfolio increase the quantitative values assigned to each of the qualitative factors and, therefore, increase the loss ratio. As a result, an increased loss ratio will result in a higher allowance for loan loss. For example, as delinquency ratios and trends increase, this qualitative factor’s quantitative value will increase, which will increase the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant). Similarly, positive trends in the nonaccrual and problem loans trends, will decrease the quantitative value assigned to this qualitative factor, thereby decreasing the net qualitative weight and the loss ratio (assuming all other qualitative factors remain constant). These factors are reviewed and updated by the Bank’s executive management on a quarterly basis to arrive at a consensus for our qualitative adjustments.

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

The following table summarizes the activity related to our allowance for loan losses for the six months ended June 30, 2015 and 2014.

	2015	2014
	(dollars in thousands)
Balance, beginning of year	$4,750	$6,026
Provision for loan losses	1,175	(474)
Charge offs, Commercial and Industrial	—	(384)
Charge offs, Real Estate Mortgage	(724)	(219)
Charge offs, Real Estate Construction	—	(3)
Charge offs, Consumer	—	7
Recoveries, Commercial and Industrial	2	82
Recoveries, Real Estate Mortgage	195	19
Recoveries, Real Estate Construction	5	24
Recoveries, Consumer	1	71
Balance, end of period	$5,404	$5,149

Total loans outstanding at end of period	$319,290	$327,894
Allowance for loan losses to gross loans	1.69%	1.57%
Net charge-offs to average loans	0.16%	0.29%
49

Nonperforming Assets

The following table sets forth our nonperforming assets at June 30, 2015 and December 31, 2014:

	2015	2014
	(dollars in thousands)
Nonaccrual loans	$7,586	$6,839
Other real estate owned	13,533	17,519
Total nonperforming assets	$21,119	$24,358

Nonperforming assets to total assets	4.44%	5.12%

The Bank had 21 loans on non-accrual status at June 30, 2015, totaling $7.6 million and 24 loans on non-accrual status totaling $6.8 million at December 31, 2014. Of the 21 loans on non-accrual status at June 30, 2015, it is anticipated that 16 loans totaling approximately $5.8 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure. An additional five loans amounting to approximately $1.8 million are expected to be paid down or paid in full. At June 30, 2015 and December 31, 2014, the allowance for loan losses was $5.4 million and $4.7 million, respectively, or 1.69% and 1.49%, respectively, of outstanding loans. At June 30, 2015 the Bank had 37 impaired loans totaling $21.1 million, which is a decrease of $2.6 million when compared to December 31, 2014.

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

As of June 30, 2015, we had 44 loans with a current principal balance of $15.8 million on the watch list compared to 25 loans with a current principal balance of $13.9 million at December 31, 2014. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either move it to “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $1.2 million at June 30, 2015 as compared to $1.8 million at December 31, 2014. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned. At June 30, 2015, there were no loans past due greater than 90 days that were not already placed on nonaccrual. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the periods ended June 30, 2015 and June 30, 2014, the gross interest that we would have recorded if the loans were had been in current status was $91,000 and $42,000 respectively. Forgone interest income on impaired loans was $153,000 and $103,000 during the periods ended June 30, 2015 and June 30, 2014.

Deposits

Our primary source of funds for loans and investments is our deposits. Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. We no longer have any brokered or wholesale deposits. Our loan-to-deposit ratio was 74.3% and 74.3% at June 30, 2015 and December 31, 2014, respectively. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2015 and the year ended December 31, 2014.

	June 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$27,757	—%	$25,615	—%
Interest bearing demand deposits	34,782	0.18%	38,745	0.21%
Savings and money market accounts	103,837	0.38%	98,291	0.35%
Time deposits less than $100,000	95,500	1.25%	101,080	1.23%
Time deposits greater than $100,000	163,655	1.34%	168,073	1.33%
Total deposits	$425,531	0.91%	$431,804	0.91%

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Three months or less	$20,665	$18,904
Over three through six months	15,998	33,384
Over six though twelve months	49,962	23,742
Over twelve months	74,467	86,868
Total	$161,092	$162,898

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the six months ended June 30, 2015 and the year ended December 31, 2014, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the six months ended June 30, 2015:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.46%
Advances from FHLB	9,000	3.96%	9,000	9,000	4.01%
Junior subordinated debentures	14,434	3.24%	14,434	14,434	2.93%

At or for the year ended December 31, 2014:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.45%
Advances from FHLB	9,000	3.96%	13,000	11,762	3.14%
Junior subordinated debentures	14,434	3.20%	14,434	14,434	3.24%
ESOP borrowings	—	—%	—	19	—%
Federal funds purchased	—	—%	—	8	0.56%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window

As of June 30, 2015, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5 million, and $126,000 with the Federal Reserve Bank. These credit lines are currently secured by $7.0 million, zero, and $410,000, respectively in bonds as of June 30, 2015. The Raymond James line of credit is required to be secured by bonds prior to any disbursements. A line of credit is also available from the FHLB with a remaining credit availability of $61.8 million and an excess lendable collateral value of approximately $3.4 million at June 30, 2015.

The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction. Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $3.0 million at June 30, 2015 and $5.3 million at December 31, 2014. The decrease is attributable to the amount of preferred stock dividend accrued of $836,000, a decrease of $75,000 in the fair value of available-for-sale securities, and by net loss of $1.5 million for the six month period ended June 30, 2015.

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the periods ended June 30, 2015 and December 31, 2014:

.

	June 30, 2015	December 31, 2014
Return on average assets	(0.15%)	(0.09%)
Return on average equity	(13.98%)	(7.08%)
Equity to assets ratio	1.09%	1.26%

Beginning on January 1, 2015, the Company and the Bank became subject to the provisions of the new capital rules under the Basel III framework, which revises Prompt Corrective Action (“PCA”) capital category thresholds to reflect new capital ratio requirements and introduces a Common Equity Tier 1 (“CET1”) ratio as a new PCA capital category threshold. Under the new rules, the minimum capital requirements for the Company and the Bank are now (i) a CET1 ratio of 4.5%, (ii) a Tier 1 risk-based capital ratio (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total risk-based capital ratio of 8% (which is unchanged from the prior requirement). The Company and Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Under the revised PCA requirements, our leverage ratio will remain at the 4% level previously required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%.

Effective January 1, 2015, to be considered “well-capitalized” a bank is required to maintain a leverage capital ratio of at least 5%, a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. In addition, an institution (such as the Bank) cannot be considered well-capitalized if it is subject to any order or written directive to meet and maintain a specific capital level for any capital measure (such as the Consent Order). Under the Consent Order, we are required to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011. As of June 30, 2015, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at June 30, 2015 and December 31, 2014. For all periods, the Company was in compliance with regulatory capital requirements established by the Federal Reserve Board’s Capital Adequacy Guidelines for Bank Holding Companies.

Tidelands Bancshares, Inc.	June 30,	December 31,
	2015	2014
Common Equity Tier 1	(2.91%)	N/A
Leverage ratio	1.17%	1.81%
Tier 1 risk-based capital ratio	1.58%	2.45%
Total risk-based capital ratio	3.16%	4.91%

The following table sets forth the Bank’s various capital ratios at June 30, 2015 and December 31, 2014.

Tidelands Bank	June 30,	December 31,
	2015	2014
Common Equity Tier 1	7.32%	N/A
Leverage ratio	5.44%	5.67%
Tier 1 risk-based capital ratio	7.32%	7.70%
Total risk-based capital ratio	8.57%	8.95%
52

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

On June 20, 2008, Tidelands Statutory Trust II (“Trust II”), a non-consolidated subsidiary of the Company, issued and sold fixed/floating rate capital securities of the trust, generating proceeds of $6.0 million. Trust II loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The junior subordinated debentures qualify as Tier I capital under Federal Reserve Board guidelines.

The Company began deferring the payments of interest on its outstanding subordinated debentures beginning with the scheduled payment date of December 30, 2010. Our ability to defer these interest payments is limited to no longer than 20 consecutive quarterly periods. After the Company has deferred payments on the subordinated debentures for 20 quarters, the holders of the junior subordinated debentures have certain rights that may be pursued against the Company, including, but not limited to, forcing the Company into bankruptcy. The Company will have deferred interest payments on the subordinated debentures for 20 quarters on December 30, 2015, and is currently pursuing all available options to pay the interest in arrears, but cannot provide assurances that it will be able to pay these obligations. All deferred distributions will continue to accrue interest and are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance. As of June 30, 2015, the amount of accrued interest on our subordinated debentures was $2,944,536.

On December 19, 2008, we entered into the CPP Purchase Agreement with the Treasury, pursuant to which the Company issued and sold to Treasury (i) 14,448 shares of the Company’s Series T Preferred Stock, having a liquidation preference of $1,000 per share (the “TARP Preferred Stock”), and (ii) a ten-year warrant to purchase up to 571,821 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $3.79 per share, for an aggregate purchase price of $14,448,000 in cash. The TARP Preferred Stock qualifies as Tier 1 capital under Federal Reserve Board guidelines and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum beginning with the May 15, 2014 dividend date.

The Company began deferring dividend payments on the TARP Preferred Stock beginning with the payment date of November 15, 2010. Although the Company is permitted to defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012. As such, the Treasury has appointed an observer to the Board. As of June 30, 2015, the amount of cumulative unpaid dividends is $4,767,636.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2015, unfunded commitments to extend credit were $19.2 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2015, there were commitments totaling approximately $527,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 30.3% of our loans were variable rate loans at June 30, 2015 and 68.5% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a smaller portion of our loans reprice within a year, a larger majority of our deposits will reprice within a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

At June 30, 2015 and December 31, 2014, our liquid assets, which consist of cash and due from banks, amounted to $25.7 million and $21.3 million, or 5.4% and 4.5% of total assets, respectively. Our available-for-sale securities at June 30, 2015 and December 31, 2014 amounted to $79.9 million and $82.3 million, or 16.8% and 17.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $18.7 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances. As of June 30, 2015, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5 million, and $126,000 with the Federal Reserve Bank. These credit lines are currently secured by $7.0 million, zero, and $410,000, respectively in bonds as of June 30, 2015. The Raymond James line of credit is required to be secured by bonds prior to any disbursements. A line of credit is also available from the FHLB with a remaining credit availability of $61.8 million and an excess lendable collateral value of approximately $3.4 million at June 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2015. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any pending legal proceedings, the ultimate resolution of which will have a material adverse effect on our financial position, results of operations or liquidity.

Item 3. Defaults Upon Senior Securities

As previously disclosed in the Current Report on Form 8-K filed on March 22, 2011, the Written Agreement between the Company and the Federal Reserve Bank of Richmond (the “FRB Agreement”) requires that we obtain the written approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming our capital stock, or declaring or paying cash dividends on our securities, including dividends on our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “TARP Preferred Stock”) issued to the Treasury in connection with the Company’s participation in the Treasury’s Capital Purchase Program, and interest on our junior subordinated debentures relating to our trust preferred securities. Furthermore, pursuant to the terms of our trust preferred securities, absent authorization from a majority of its holders, we are prohibited from paying dividends on our TARP Preferred Stock until we pay all interest payments due and payable on our trust preferred securities.

Per the FRB Agreement, the Company cannot pay dividends on its TARP Preferred Stock or interest on its trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments. Cash dividends on the TARP Preferred Stock are cumulative and accrue and compound on each subsequent payment date. The Company began deferring dividend payments on the TARP Preferred Stock beginning with the dividend payment date of November 15, 2010. Although the Company is permitted to defer dividend payments on the TARP Preferred Stock, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board appointment rights for the holder of the TARP Preferred Stock. As of June 30, 2015, the Company has failed to pay 19 such dividend payments. Consequently, the Treasury has appointed an observer to the Board. As of June 30, 2015, the amount of cumulative unpaid dividends on our TARP Preferred Stock is $4,767,636.

The Company began deferring payments of interest on its outstanding subordinated debentures relating to its trust preferred securities beginning with the scheduled payment date of December 30, 2010. Our ability to defer these interest payments is limited to no longer than 20 consecutive quarterly periods. After the Company has deferred payments on the subordinated debentures for 20 quarters, the holders of the junior subordinated debentures have certain rights that may be pursued against the Company, including, but not limited to, forcing the Company into bankruptcy. The Company will have deferred interest payments on the subordinated debentures for 20 quarters on December 30, 2015, and is currently pursuing all available options to pay the interest in arrears, but cannot provide assurances that it will be able to pay these obligations. All deferred distributions will continue to accrue interest and are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance. As of June 30, 2015, the amount of accrued interest on our subordinated debentures was $2,944,536.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 6, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2015 and 2014, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the six month periods ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.
57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date:	August 6, 2015	By:	/s/ Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2015	By:	/s/ John D. Dalton
John D. Dalton, Controller and Vice President
(Principal Financial and Accounting Officer)
58

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on August 6, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2015 and 2014, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the six month periods ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.
59