Form 10-Q
period 2015-09-30
TIDELANDS BANCSHARES INC
filed 2015-11-16
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of November 16, 2015.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Item 1. Financial Statements

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
Assets:	2015	2014
	(Unaudited)	(Audited)
Cash and cash equivalents:
Cash and due from banks	$5,291,273	$4,327,269
Interest bearing balances	20,800,447	16,958,000
Total cash and cash equivalents	26,091,720	21,285,269
Securities available-for-sale	77,934,704	82,261,996
Securities held-to-maturity	5,262,595	—
Nonmarketable equity securities	896,300	905,400
Total securities	84,093,599	83,167,396
Mortgage loans held for sale	227,050	—
Loans receivable	322,429,223	317,996,474
Less allowance for loan losses	5,018,429	4,749,537
Loans, net	317,410,794	313,246,937
Premises, furniture and equipment, net	20,027,512	20,760,992
Accrued interest receivable	1,176,369	1,308,204
Bank owned life insurance	16,603,733	16,285,081
Other real estate owned	12,620,204	17,518,665
Other assets	903,931	2,008,077
Total assets	$479,154,912	$475,580,621

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$30,974,661	$26,743,189
Interest-bearing transaction accounts	45,184,555	38,824,146
Savings and money market accounts	108,322,701	102,113,233
Time deposits $100,000 and over	157,630,596	162,898,316
Other time deposits	90,487,463	97,534,837
Total deposits	432,599,976	428,113,721

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	9,000,000	9,000,000
Junior subordinated debentures	14,434,000	14,434,000
Accrued interest payable	3,526,572	3,159,215
Other liabilities	6,597,012	5,532,996
Total liabilities	476,157,560	470,239,932

Commitments and contingencies-Note 6, 14, and 19

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding	14,448,000	14,448,000
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176 shares issued and outstanding	42,772	42,772
Common stock-warrant, 571,821 shares outstanding	1,112,248	1,112,248
Capital surplus	41,550,104	41,550,104
Retained deficit	(53,455,086)	(50,680,789)
Accumulated other comprehensive loss	(700,686)	(1,131,646)
Total shareholders’ equity	2,997,352	5,340,689
Total liabilities and shareholders’ equity	$479,154,912	$475,580,621

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the nine and three months ended September 30, 2015 and 2014

 (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$11,617,022	$11,969,829	$3,931,202	$3,996,065
Securities available-for-sale, taxable	975,342	1,252,763	318,799	381,658
Securities held-to-maturity, taxable	33,968	—	30,098	—
Interest bearing deposits	33,693	26,254	14,339	11,306
Other interest income	27,234	31,942	9,408	9,503
Total interest income	12,687,259	13,280,788	4,303,846	4,398,532
Interest expense:
Time deposits $100,000 and over	1,639,339	1,684,125	548,507	564,330
Other deposits	1,233,548	1,249,235	411,146	431,300
Other borrowings	933,239	962,238	323,144	323,830
Total interest expense	3,806,126	3,895,598	1,282,797	1,319,460
Net interest income	8,881,133	9,385,190	3,021,049	3,079,072
Provision for loan losses	1,175,000	71,000	—	—
Net interest income after provision for loan losses	7,706,133	9,314,190	3,021,049	3,079,072

Noninterest income:
Service charges on deposit accounts	29,786	27,754	10,561	9,041
Residential mortgage origination income	208,343	137,803	88,353	74,739
Gain on sale of securities available-for-sale	6,053	—	—	—
Loss on sale and disposal of other assets	(47,336)	—	(35,963)	—
Other service fees and commissions	449,259	381,565	161,641	131,029
Increase in cash surrender value of BOLI	318,652	321,331	105,378	109,048
Other	89,881	7,150	3,001	3,112
Total noninterest income	1,054,638	875,603	332,971	326,969
Noninterest expense:
Salaries and employee benefits	5,133,421	4,460,468	1,765,076	1,483,857
Net occupancy	1,118,539	1,121,605	386,148	387,002
Furniture and equipment	805,240	757,444	266,826	254,787
Other real estate owned expense, net	(410,868)	264,092	(183,686)	(1,135)
Other operating	3,620,014	3,620,435	1,169,864	1,222,724
Total noninterest expense	10,266,346	10,224,044	3,404,228	3,347,235
Income (loss) before income taxes	(1,505,575)	(34,251)	(50,208)	58,806
Income tax expense	—	16,000	—	8,000
Net income (loss)	(1,505,575)	(50,251)	(50,208)	50,806
Preferred dividends accrued	1,268,723	994,618	432,352	395,534
Net loss available to common shareholders	$(2,774,298)	$(1,044,869)	$(482,560)	$(344,728)
Comprehensive Income (loss):
Net income (loss)	(1,505,575)	(50,251)	(50,208)	50,806
Unrealized gain on securities available-for-sale	701,150	2,353,410	816,870	260,494
Reclassification adjustment for realized gain on securities	(6,053)	—	—	—
Tax effect	(264,137)	(894,296)	(310,411)	(98,988)
Comprehensive income (loss)	$(1,074,615)	$1,408,863	$456,251	$212,312

Basic loss per common share	$(0.65)	$(0.25)	$(0.11)	$(0.08)
Diluted loss per common share	$(0.65)	$(0.25)	$(0.11)	$(0.08)
Weighted average common shares outstanding
Basic	4,254,126	4,210,000	4,277,176	4,220,991
Diluted	4,254,126	4,210,000	4,277,176	4,220,991

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2015 and 2014 (Unaudited)

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained	Accumulated other Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	Deficit	income (loss)	Total
Balance, December 31, 2013	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$(1,183,898)	$42,708,140	$(48,851,197)	$(3,307,615)	$4,968,450
Repayment of ESOP borrowings							(1,158,036)			(1,158,036)
Preferred stock, dividend accrued								(994,618)		(994,618)
Allocation of unearned ESOP shares						1,183,898				1,183,898
Net loss								(50,251)		(50,251)
Other comprehensive income									1,459,114	1,459,114

Balance, September 30, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(49,551,338)	$(2,010,007)	$5,591,779

Balance, December 31, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	—	$41,550,104	$(50,680,789)	$(1,131,646)	$5,340,689
Preferred stock, dividend accrued								(1,268,723)		(1,268,723)
Net loss								(1,505,575)		(1,505,575)
Other comprehensive income									430,960	430,960

Balance, September 30, 2015	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(53,455,086)	$(700,686)	$2,997,352

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(1,505,575)	$(50,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,175,000	71,000
Depreciation and amortization expense	923,197	858,899
Discount accretion and premium amortization, net	300,294	302,391
Proceeds from sale of residential mortgages held-for-sale	9,329,829	—
Disbursements for residential mortgages held-for-sale	(9,556,879)	—
Decrease in accrued interest receivable	131,835	161,506
Increase in accrued interest payable	367,356	461,975
Increase in cash surrender value of life insurance	(318,652)	(321,331)
Loss from sale and disposal of other assets	47,336	—
Gain from sale of real estate	(837,855)	(221,596)
Gain from sale of securities available-for-sale	(6,053)	—
Write down of other real estate	19,210	85,500
Decrease in other assets	840,009	46,440
Decrease in other liabilities	(204,706)	(189,141)
Net cash provided by operating activities	704,346	1,205,392
Cash flows from investing activities:
Purchases of securities held-to-maturity	(5,280,631)	—
Purchases of securities available-for-sale	(10,999,216)	(8,094,304)
Proceeds from sales of securities available-for-sale	7,227,111	—
Proceeds from calls, maturities, and paydowns of securities available-for-sale	8,512,420	7,513,565
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	14,970	—
Net (increase) decrease in loans receivable	(6,287,038)	3,016,912
Purchase of premises, furniture and equipment, net	(237,053)	(685,295)
Proceeds from sale of other real estate owned	6,665,287	3,648,865
Net cash provided (used) by investing activities	(384,150)	5,399,743
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing	16,801,350	8,311,466
Net decrease in certificates of deposit and other time deposits	(12,315,095)	(10,250,234)
Repayment of FHLB advances	—	(4,000,000)
Repayment of ESOP borrowings	—	(600,000)
Decrease in unearned ESOP shares	—	25,862
Net cash provided (used) by financing activities	4,486,255	(6,512,906)
Net increase in cash and cash equivalents	4,806,451	92,229
Cash and cash equivalents, beginning of period	21,285,269	19,278,497
Cash and cash equivalents, end of period	$26,091,720	$19,370,726

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$3,438,769	$3,433,623
Transfer of loans to other real estate owned	$948,181	$3,785,377
Preferred stock-dividends accrued	$1,268,723	$994,618
Change in unrealized (loss) gain on securities available-for-sale	$695,097	$2,353,410

See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K. The financial statements, as of September 30, 2015 and for the interim periods ended September 30, 2015 and 2014, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the nine and three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial information as of December 31, 2014 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2014 Annual Report on Form 10-K.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and valuation of foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses and valuation of foreclosed real estate may change materially in the near term.

Consent Order – The Bank is under a Consent Order with the FDIC. See note 2.

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

Stock Option Plan - On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company. The Stock Plan expired on May 10, 2014 and there were no options outstanding as of September 30, 2015 and December 31, 2014.

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

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017 The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS AND REGULATORY MATTERS

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2015. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered as a result of the economic downturn.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flows and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. The Bank’s nonperforming assets at September 30, 2015 were $19.7 million compared to $24.4 million at December 31, 2014 and $32.7 million at December 31, 2013. As a percentage of total assets, nonperforming assets were 4.11% as of September 30, 2015, 5.12% as of December 31, 2014 and 6.73% as of December 31, 2013. As a percentage of total loans, nonperforming loans were 2.19% as of September 30, 2015, 2.15% as of December 31, 2014 and 4.24% as of December 31, 2013.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2015 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

Prior to the recent economic downturn, the Company, if needed, would have relied on dividends from the Bank as its primary source of liquidity. Currently, however, the Company has no available sources of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order described below further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs. Unless the Company is able to raise capital, it will have no means of satisfying its funding needs.

The Company has been deferring interest payments on its trust preferred securities since December 2010 and has deferred interest payments for 19 consecutive quarters. The Company is allowed to defer payments for up to 20 consecutive quarterly periods, although interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is on December 30, 2015. At September 30, 2015, total accrued interest equaled $3,064,245. If we are not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due. Even if the Company succeeds in raising capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay interest on the trust preferred securities. If this interest is not paid by December 30, 2015, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $14.4 million. If the trustee or the holders of the trust preferred securities declares a default under the trust preferred securities, the Company could be forced into involuntary bankruptcy.

Management believes the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

The Company will need to raise substantial additional capital to pay all interest accrued on its trust preferred securities payable at the end of the deferral period, which is on December 30, 2015, and to increase the Bank’s capital levels to meet the standards set forth by the FDIC in the Consent Order. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of September 30, 2015, the Bank is categorized as “adequately capitalized.”

There can be no assurances that the Company or the Bank will be able to raise additional capital. An equity financing transaction by the Company would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. Likewise, an equity financing transaction by the Bank would result in substantial dilution to the Company’s ownership interest in the Bank. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company would be unable to realize its assets and discharge its liabilities in the normal course of business.

As a result of management’s assessment of the Company’s ability to continue as a going concern, the accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets. There is substantial doubt about the Company’s ability to continue as a going concern.

Regulatory Matters

Written Agreement with the Federal Reserve Bank of Richmond

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

Consent Order with FDIC and South Carolina State Board of Financial Institutions

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. As of September 30, 2015, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

Mortgage Loans Held for Sale - Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value adjustment for mortgage loans held for sale is non-recurring Level 2.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2015
	Carrying Amount		Estimated Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$5,291,273		$5,291,273	$5,291,273	$—	$—
Interest bearing balances	20,800,447		20,800,447	20,800,447	—	—
Securities held-to-maturity	5,262,595		5,250,258	—	5,250,258	—
Securities available-for-sale	77,934,704		77,934,704	4,499,219	73,435,485	—
Nonmarketable equity securities	896,300		896,300	—	—	896,300
Mortgage loans held for sale	227,050		227,050	—	227,050	—
Loans receivable	322,429,223		321,211,451	—	304,249,621	16,961,830

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$184,481,917		$184,481,917	$—	$184,481,917	$—
Certificates of deposit and other time deposits	248,118,059		247,576,000	—	247,576,000	—
Securities sold under agreements to repurchase	10,000,000		10,458,000	—	10,458,000	—
Advances from Federal Home Loan Bank	9,000,000		9,217,000	—	9,217,000	—
Junior subordinated debentures	14,434,000	(1)	N/A(1)	—	—	N/A(1)

	December 31, 2014
	Carrying Amount		Estimated Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$4,327,269		$4,327,269	$4,327,269	$—	$—
Interest bearing balances	16,958,000		16,958,000	16,958,000	—	—
Securities available-for-sale	82,261,996		82,261,996	4,458,906	77,803,090	—
Nonmarketable equity securities	905,400		905,400	—	—	905,400
Loans receivable	317,996,474		316,801,415	—	295,073,003	21,728,412

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$167,680,568		$167,680,568	$—	$167,680,568	$—
Certificates of deposit and other time deposits	260,433,153		259,904,000	—	259,904,000	—
Securities sold under agreements to repurchase	10,000,000		10,735,000	—	10,735,000	—
Advances from Federal Home Loan Bank	9,000,000		9,247,000	—	9,247,000	—
Junior subordinated debentures	14,434,000	(1)	N/A(1)	—	—	N/A(1)

(1) The Company is unable to determine value based on the significant unobservable inputs required in the calculation. Refer to Note 11 for further information.

	September 30, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$21,917,411	$—	$17,911,866	$—
Letters of credit	516,169	—	545,614	—

The following is a discussion on the basis and our presentation and reporting of fair value on a recurring basis.

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

Assets measured at fair value on a recurring basis are as follows as of September 30, 2015 and December 31, 2014:

Available-for-sale:
September 30, 2015	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
US Treasuries	$4,499,219	$—	$—
Government sponsored enterprises	—	15,848,724	—
Mortgage-backed securities	—	46,960,857	—
SBA loan pools	—	10,625,904	—
Total available-for-sale investment securities	$4,499,219	$73,435,485	$—
December 31, 2014
US Treasuries	$4,458,906	$—	$—
Government sponsored enterprises	—	8,814,888	—
Mortgage-backed securities	—	57,881,853	—
SBA loan pools	—	11,106,349	—
Total available-for-sale investment securities	$4,458,906	$77,803,090	$—

Held-to-maturity:
September 30, 2015	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government sponsored enterprises	$—	$3,034,824	$—
Mortgage-backed securities	—	1,213,385	—
SBA loan pools	—	1,002,049	—
Total held-to-maturity investment securities	$—	$5,250,258	$—

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2015 and December 31, 2014:

September 30, 2015	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$16,961,830
Other real estate owned	—	—	12,620,204
Total	$—	$—	$29,582,034
December 31, 2014
Impaired loans	$—	$—	$21,728,412
Other real estate owned	—	—	17,518,665
Total	$—	$—	$39,247,077

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	September 30, 2015	December 31, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$ 12,620,204	$ 17,518,665	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs

Impaired loans	$ 16,961,830	$ 21,728,412	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances on hand in order to meet reserve requirements determined by the Federal Reserve. At September 30, 2015, the Bank had $0 on hand with the Federal Reserve Bank to meet this requirement; However, at September 30, 2015, the Bank had $1.2 million in actual currency and cash on hand, $4.1 million in due from non-interest bearing balances and $20.8 million in due from interest bearing balances.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities are summarized below:

Available-for-sale:
	Amortized	Gross Unrealized		Estimated
September 30, 2015	Cost	Gains	Losses	Fair Value
US Treasuries	$4,470,649	$28,570	$—	$4,499,219
Government-sponsored enterprises	15,812,993	44,979	9,248	15,848,724
Mortgage-backed securities	47,980,047	36,395	1,055,585	46,960,857
SBA loan pools	10,801,153	—	175,249	10,625,904
Total	$79,064,842	$109,944	$1,240,082	$77,934,704

December 31, 2014
US Treasuries	$4,461,116	$—	$2,210	$4,458,906
Government-sponsored enterprises	8,920,551	5,277	110,940	8,814,888
Mortgage-backed securities	59,311,268	34,030	1,463,445	57,881,853
SBA loan pools	11,394,296	—	287,947	11,106,349
Total	$84,087,231	$39,307	$1,864,542	$82,261,996

Held-to-maturity:
	Amortized	Gross Unrealized		Estimated
September 30, 2015	Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$3,011,865	$22,960	$—	$3,034,824
Mortgage-backed securities	1,244,079	—	30,694	1,213,385
SBA loan pools	1,006,651	—	4,602	1,002,049
Total	$5,262,595	$22,960	$35,296	$5,250,258

The amortized cost and estimated fair values of investment securities at September 30, 2015, by contractual maturity dates, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	18,463,642	18,536,139	—	—
Due after five years through ten years	925,787	923,725	3,011,595	3,029,235
Due after ten years	11,695,366	11,513,983	1,006,921	1,007,638
Subtotal	31,084,795	30,973,847	4,018,516	4,036,873
Mortgage-backed securities	47,980,047	46,960,857	1,244,079	1,213,385
Total Securities	$79,064,842	$77,934,704	$5,262,595	$5,250,258

At September 30, 2015 and December 31, 2014, investment securities with market values of $18,311,238 and $19,600,592 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line.

Gross proceeds from the sale of investment securities totaled $7,227,111 for the nine months ended September 30, 2015. The gross realized gain on the sale of investment securities totaled $17,654 with gross realized losses of $11,601 resulting in a net realized gain of $6,053 for the nine months ended September 30, 2015. There were no sales of investment securities for the nine months ended September 30, 2014. There were no realized gains or losses on the sale of investment securities for the nine months ended September 30, 2014. The cost of investments sold is determined using the specific identification method.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014:

Available-for-sale:	Less than Twelve months		Twelve months or more		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
September 30, 2015
US Treasuries	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	2,818,055	9,248	—	—	2,818,055	9,248
Mortgage-backed securities	4,562,223	14,867	38,593,762	1,040,718	43,155,985	1,055,585
SBA loan pools	1,300,344	7,546	9,325,560	167,703	10,625,904	175,249
	$8,680,622	$31,661	$47,919,322	$1,208,421	$56,599,944	$1,240,082

	Less than Twelve months		Twelve months or more		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
December 31, 2014
US Treasuries	$4,458,906	$2,210	$—	$—	$4,458,906	$2,210
Government-sponsored enterprises	—	—	6,827,436	110,940	6,827,436	110,940
Mortgage-backed securities	3,539,126	10,561	44,632,067	1,452,884	48,171,193	1,463,445
SBA loan pools	—	—	11,106,349	287,947	11,106,349	287,947
	$7,998,032	$12,771	$62,565,852	$1,851,771	$70,563,884	$1,864,542

Held-to-maturity:	Less than Twelve months		Twelve months or more		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
September 30, 2015
Mortgage-backed securities	$1,213,385	$30,694	$—	$—	$1,213,385	$30,694
SBA loan pools	1,002,049	4,602	—	—	1,002,249	$4,602
	$2,215,434	$35,296	$—	$—	$2,215,434	$35,296

Securities classified as available-for-sale are recorded at fair market value and securities classified as held-to-maturity are recorded at amortized cost. Of the securities in an unrealized loss position, there were 33 securities in a continuous loss position for 12 months or more at September 30, 2015 and there were 39 securities in a continuous loss position for 12 months or more at December 31, 2014. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. All of our bonds are secured by the U.S. government. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the fair value of stock in bank holding companies of $63,500 as of September 30, 2015 and December 31, 2014. At September 30, 2015 and December 31, 2014, the Company’s investment in Federal Home Loan Bank stock was $832,800 and $841,900, respectively. The Federal Home Loan Bank stock has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings.

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

NOTE 6 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows as of September 30, 2015 and December 31, 2014:

	2015	2014
Real estate - construction	$42,090,522	$44,388,045
Real estate - mortgage	255,993,617	248,248,879
Commercial and industrial	21,442,202	22,631,641
Consumer and other	3,022,939	2,818,248
Total loans receivable, gross	322,549,280	318,086,813
Deferred origination fees	(120,057)	(90,339)
Total loans receivable, net of deferred origination fees	322,429,223	317,996,474
Less allowance for loan losses	5,018,429	4,749,537
Total loans receivable, net of allowance for loan loss	$317,410,794	$313,246,937

 The composition of gross loans by rate type is as follows as of September 30, 2015 and December 31, 2014:

	2015	2014
Variable rate loans	$94,557,849	$98,674,261
Fixed rate loans	227,871,374	219,322,213
Total gross loans	$322,429,223	$317,996,474

The following is an analysis of our loan portfolio by credit quality indicators at September 30, 2015 and December 31, 2014:

	Commercial and Industrial		Commercial Real Estate		Commercial Real Estate Construction
	2015	2014	2015	2014	2015	2014
Grade:
Pass	$20,421,674	$16,117,119	$143,181,408	$126,670,206	$16,334,558	$17,338,505
Special Mention	339,001	274,961	8,489,745	7,018,717	253,879	—
Substandard	681,527	6,239,561	4,291,573	15,203,258	—	259,309
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$21,442,202	$22,631,641	$155,962,726	$148,892,181	$16,588,437	$17,597,814

	Residential Real Estate		Real Estate Residential Construction		Consumer and Other
	2015	2014	2015	2014	2015	2014
Grade:
Pass	$91,918,504	$89,704,023	$20,381,894	$21,144,838	$2,933,381	$2,783,083
Special Mention	2,526,896	2,991,889	2,749,537	3,591,151	89,558	31,905
Substandard	5,585,491	6,660,786	2,370,654	2,054,242	—	3,260
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$100,030,891	$99,356,698	$25,502,085	$26,790,231	$3,022,939	$2,818,248

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at September 30, 2015 and December 31, 2014:

	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
September 30, 2015
Accruing Loans Paid Current	$20,529,991	$150,472,243	$16,588,437	$95,649,520	$23,257,524	$3,007,993	$309,505,708
Accruing Loans Past Due:
30-59 Days	205,332	3,587,286	—	—	31,811	14,946	3,839,375
60-89 Days	28,519	—	—	2,108,418	—	—	2,136,937
Total Loans Past Due	233,851	3,587,286	—	2,108,418	31,811	14,946	5,976,312
Loans Receivable on Nonaccrual Status	$678,360	$1,903,197	$—	$2,272,953	$2,212,750	$—	$7,067,260
Total Loans Receivable	$21,442,202	$155,962,726	$16,588,437	$100,030,891	$25,502,085	$3,022,939	$322,549,280

December 31, 2014
Accruing Loans Paid Current	$21,189,439	$145,122,155	$17,597,814	$97,388,692	$25,361,595	$2,814,483	$309,474,178
Accruing Loans Past Due:
30-59 Days	112,460	923,500	—	428,836	—	1,735	1,466,531
60-89 Days		—	—	171,130	—	2,030	306,914
Total Loans Past Due	246,214	923,500	—	599,966	—	3,765	1,773,445
Loans Receivable on Nonaccrual Status	$1,195,988	$2,846,526	$—	$1,368,040	$1,428,636	$—	$6,839,190
Total Loans Receivable	$22,631,641	$148,892,181	$17,597,814	$99,356,698	$26,790,231	$2,818,248	$318,086,813

The following is a summary of information pertaining to impaired and nonaccrual loans at September 30, 2015 and December 31, 2014:

	2015	2014
Impaired loans without a valuation allowance	$11,120,546	$11,672,229
Impaired loans with a valuation allowance	8,245,783	12,052,219
Total impaired loans	$19,366,329	$23,724,448
Valuation allowance related to impaired loans	$2,404,499	$1,996,036
Average of impaired loans during the period	$20,990,777	$26,051,836
Total nonaccrual loans	$7,067,260	$6,839,190
Total Loans past due 90 days and still accruing	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$15,021,916	$12,182,214

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at September 30, 2015 and December 31, 2014:

September 30, 2015	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
With no related allowance recorded:
Recorded Investment	$678,360	$6,467,325	$—	$3,325,005	$649,856	$—	$11,120,546
Unpaid Principal Balance	1,160,988	6,986,319	—	3,327,019	779,856	—	12,254,182
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$3,301,573	$—	$3,381,316	$1,562,894	$—	$8,245,783
Unpaid Principal Balance	—	3,572,158	—	3,381,316	1,562,894	—	8,516,368
Related Allowance	—	302,807	—	1,419,533	682,159	—	2,404,499
Total:
Recorded Investment	$678,360	$9,768,898	$—	$6,706,321	$2,212,750	$—	$19,366,329
Unpaid Principal Balance	1,160,988	10,558,477	—	6,708,335	2,342,750	—	20,770,550
Related Allowance	—	302,807	—	1,419,533	682,159	—	2,404,499

December 31, 2014
With no related allowance recorded:
Recorded Investment	$1,195,988	$6,238,887	$—	$3,001,142	$1,236,212	$—	$11,672,229
Unpaid Principal Balance	1,195,988	6,985,013	—	3,066,547	1,671,153	—	12,918,701
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$4,840,000	$3,715,788	$—	$2,131,506	$1,364,925	$—	$12,052,219
Unpaid Principal Balance	4,840,000	3,986,372	—	2,131,506	1,364,925	—	12,322,803
Related Allowance	450,000	682,424	—	340,806	522,806	—	1,996,036
Total:
Recorded Investment	$6,035,988	$9,954,675	$—	$5,132,648	$2,601,137	$—	$23,724,448
Unpaid Principal Balance	6,035,988	10,971,385	—	5,198,053	3,036,078	—	25,241,504
Related Allowance	450,000	682,424	—	340,806	522,806	—	1,996,036

The following is an analysis of our impaired loan portfolio detailing average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014, respectively.

For the Three Months Ended	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
September 30, 2015
With no related allowance recorded:
Average Recorded Investment	$1,160,988	$6,987,548	$—	$3,329,421	$779,856	$—	$12,257,813
Interest Income Recognized	(23,890)	104,037	—	27,359	—	—	107,506
With an allowance recorded:
Average Recorded Investment	$—	$3,579,084	$—	$3,384,432	$1,676,712	$—	$8,640,228
Interest Income Recognized	—	69,557	—	66,553	—	—	136,110

September 30, 2014
With no related allowance recorded:
Average Recorded Investment	$841,218	$8,262,944	$1,246,880	$5,356,931	$2,184,228	$—	$17,892,201
Interest Income Recognized	—	98,805	—	19,447	3,185	—	121,437
With an allowance recorded:
Average Recorded Investment	$3,938	$4,158,688	$—	$2,111,689	$2,860,470	$—	$9,134,785
Interest Income Recognized	—	16,995	—	20,050	14,616	—	51,661

For the Nine Months Ended	Commercial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
September 30, 2015
With no related allowance recorded:
Average Recorded Investment	$1,176,408	$6,989,454	$—	$3,330,737	$779,856	$—	$12,276,455
Interest Income Recognized	—	112,948	—	48,166	—	—	161,114
With an allowance recorded:
Average Recorded Investment	$—	$3,590,757	$—	$3,389,665	$1,733,900	$—	$8,714,322
Interest Income Recognized	—	86,865	—	105,345	8,995	—	201,205

September 30, 2014
With no related allowance recorded:
Average Recorded Investment	$821,671	$8,254,615	$1,243,156	$5,347,806	$1,882,433	$—	$17,549,681
Interest Income Recognized	—	200,249	—	44,072	7,301	—	251,622
With an allowance recorded:
Average Recorded Investment	$3,938	$4,129,695	$—	$2,108,621	$2,830,697	$—	$9,072,951
Interest Income Recognized	13	33,929	—	39,626	29,072	—	102,640

The following is a summary of information pertaining to our allowance for loan losses at September 30, 2015 and December 31, 2014:

September 30, 2015	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$546,588	$1,311,805	$73,911	$921,649	$1,082,036	$93,165	$720,383	$4,749,537
Charge-offs	(482,628)	(1,189,303)	—	(21,831)	(39,009)	(764)	—	(1,733,535)
Recoveries	19,435	123,611	—	84,871	598,961	549	—	827,427
Provision	134,889	861,858	(15,851)	957,656	(716,347)	(11,013)	(36,192)	1,175,000
Ending Balance	$218,284	$1,107,971	$58,060	$1,942,345	$925,641	$81,937	$684,191	$5,018,429
Individually evaluated for impairment	—	302,807	—	1,419,533	682,159	—	—	2,404,499
Collectively evaluated for impairment	218,284	805,164	58,060	522,812	243,482	81,937	684,191	2,613,930
Loans Receivable:
Ending Balance	$21,442,202	$155,962,726	$16,588,437	$100,030,891	$25,502,085	$3,022,939	$—	$322,549,280
Individually evaluated for impairment	678,360	9,768,898	—	6,706,321	2,212,750	—	—	19,366,329
Collectively evaluated for impairment	20,763,842	146,193,828	16,588,437	93,324,570	23,289,335	3,022,939	—	303,182,951

December 31, 2014	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Charge-offs	(484,649)	(138,856)	—	(409,195)	(743,231)	(3,016)	—	(1,778,947)
Recoveries	88,341	12,181	—	204,897	101,761	24,194	—	431,374
Provision	572,353	438,356	2,821	(864,869)	551,350	41,449	(670,460)	71,000
Ending Balance	$546,588	$1,311,805	$73,911	$921,649	$1,082,036	$93,165	$720,383	$4,749,537
Individually evaluated for impairment	450,000	682,424	—	340,806	522,806	—	—	1,996,036
Collectively evaluated for impairment	96,588	629,381	73,911	580,843	559,230	93,165	720,383	2,753,501
Loans Receivable:
Ending Balance	$22,631,641	$148,892,181	$17,597,814	$99,356,698	$26,790,231	$2,818,248	$—	$318,086,813
Individually evaluated for impairment	6,035,988	9,954,675	—	5,132,648	2,601,137	—	—	23,724,448
Collectively evaluated for impairment	16,595,653	138,937,506	17,597,814	94,224,050	24,189,094	2,818,248	—	294,362,365

The allowance for loan losses, as a percent of loans, net of deferred fees, was 1.56% and 1.49% for periods ended September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the Bank had 18 loans totaling $7,067,260 or 2.19% of gross loans, in nonaccrual status, of which $3,412,649 were deemed to be troubled debt restructurings. There were 12 loans totaling $11,609,267 deemed to be troubled debt restructurings in accrual status at September 30, 2015. At December 31, 2014, the Bank had 24 loans totaling $6,839,190 or 2.15% of gross loans, in nonaccrual status, of which $3,443,851 were deemed to be troubled debt restructurings. There were 13 loans totaling $8,738,363 deemed to be troubled debt restructurings in accrual status at December 31, 2014. There were no loans contractually past due 90 days or more and still accruing interest at September 30, 2015 or December 31, 2014. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are in nonaccrual status. At September 30, 2015 and December 31, 2014, the Bank had $20,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At September 30, 2015, loans totaling $19.4 million were pledged as collateral at the Federal Home Loan Bank, and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned as of September 30, 2015 and December 31, 2014 are summarized below:

	2015	2014
Balance, beginning of year	$17,518,665	$18,692,607
Additions	948,181	4,606,046
Sales	(5,827,432)	(5,205,744)
Write-downs	(19,210)	(574,244)
Balance, end of period	$12,620,204	$17,518,665

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following as of September 30, 2015 and December 31, 2014:

	2015	2014
Land and land improvements	$3,434,431	$3,434,431
Building and leasehold improvements	18,668,886	18,668,886
Furniture and equipment	4,523,353	4,997,469
Software	591,005	648,829
Construction in progress	240,461	203,709
Total	27,458,136	27,953,324
Less, accumulated depreciation	7,430,624	7,192,332
Premises, furniture and equipment, net	$20,027,512	$20,760,992

Depreciation expense for the nine months ended September 30, 2015 and 2014 amounted to $923,197 and $858,899, respectively. Construction in progress is related to financial reporting software upgrades. For the nine months ended September 30, 2015 the Bank capitalized $0 in interest related to the construction in process item. This item is expected to be put into service in the fourth quarter of 2015.

NOTE 9 - DEPOSITS

At September 30, 2015, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2015	$24,927,393
2016	147,786,892
2017	67,976,720
2018	5,231,012
2019	645,005
Thereafter	1,551,037
Total	$248,118,059

The Bank had no wholesale deposits as of September 30, 2015 and December 31, 2014. As of September 30, 2015, the Bank had $28.1 million in certificates of deposits greater than $250,000.

Overdraft deposit accounts are reclassified to consumer loans and are included in gross loans. At September 30, 2015 and December 31, 2014, overdraft deposits were $5,477 and $5,334, respectively.

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under an agreement to repurchase. This obligation to repurchase securities sold is reflected as a liability on the consolidated balance sheet as one obligation totaling $10.0 million at September 30, 2015. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. This repurchase agreement requires quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities. Available-for-sale securities with fair values of $11,059,980 and $11,709,202 at September 30, 2015 and December 31, 2014, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the periods ended September 30, 2015 and December 31, 2014:

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month

LIBOR plus 1.38%, which was 1.662% at the period ended September 30, 2015. The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075%, which was 5.357% at the period ended September 30, 2015. The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2038.

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

Beginning with the scheduled payment date of December 30, 2010, the Company has deferred the payments of interest on its outstanding subordinated debentures for an indefinite period (which can be no longer than 20 consecutive quarterly periods). This and any future deferred distributions will continue to accrue interest. Distributions on the trust preferred securities are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance. As of September 30, 2015, the amount of accrued interest was $3,064,245.

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

Note 12 – ADVANCES FROM fEDERAL HOME LOAN BANK

At September 30, 2015, advances from the Federal Home Loan Bank (“FHLB”) consisted of one advance totaling $9.0 million. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. The advance is collateralized by pledged FHLB stock and certain loans. At September 30, 2015, loans totaling $19.4 million were pledged as collateral at the FHLB.

FHLB advances are summarized as follows for the periods ended September 30, 2015 and December 31, 2014:

	2015	2014
Amount outstanding at period end	$9,000,000	$9,000,000
Average amount outstanding during the period	9,000,000	11,761,644
Maximum outstanding at any month-end	9,000,000	13,000,000
Weighted average rate at period-end	3.96%	3.96%
Weighted average rate during the period	4.01%	3.14%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the nine and three months ended September 30, 2015 and 2014 are summarized below:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Professional fees	$988,932	$943,247	$361,075	$276,650
Telephone expenses	154,995	149,570	52,371	47,707
Office supplies, stationery, and printing	79,718	72,579	28,885	24,725
Insurance	271,106	315,301	63,903	105,327
Postage	8,249	6,642	3,555	2,103
Data processing	567,560	627,168	190,688	195,791
Advertising and marketing	230,322	210,325	67,066	118,201
FDIC Assessment	802,935	813,886	270,000	268,401
Other loan related expense	172,876	179,962	19,028	87,676
Other	343,321	301,755	113,293	96,143
Total	$3,620,014	$3,620,435	$1,169,864	$1,222,724

NOTE 14 - COMMITMENTS AND CONTINGENCIES

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 15 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Potentially dilutive common share equivalents could include common shares issuable upon the exercise of outstanding stock options and warrants. For the period ended September 30, 2015 and 2014 there were no stock options outstanding. At September 30, 2015 and 2014, there were 571,821 warrant shares outstanding that were anti-dilutive. Warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

Basic and diluted loss per share are computed below for the nine and three months ended September 30, 2015 and 2014:

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic net loss per share computation:
Net loss available to common shareholders	$(2,774,298)	$(1,044,869)	$(482,560)	$(344,728)
Average common shares outstanding – basic	4,254,126	4,210,000	4,277,176	4,220,991
Basic net loss per share	$(0.65)	$(0.25)	$(0.11)	$(0.08)

Diluted net loss per share computation:
Net loss available to common shareholders	$(2,774,298)	$(1,044,869)	$(482,560)	$(344,728)
Average common shares outstanding – basic	4,254,126	4,210,000	4,277,176	4,220,991
Incremental shares from assumed conversions:
Stock options	—	—	—	—
Average common shares outstanding – diluted	4,254,126	4,210,000	4,277,176	4,220,991
Diluted net loss per share	$(0.65)	$(0.25)	$(0.11)	$(0.08)

NOTE 16 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1250%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.

In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $1 billion or more, and top-tier savings and loan holding companies, which we refer to below as “covered” banking organizations. Bank holding companies with less than $1 billion million in total consolidated assets, such as the Company, are not subject to the final rule.

As noted above, beginning on January 1, 2015, the Bank became subject to the provisions of Basel III, which revises Prompt Corrective Action (“PCA”) capital category thresholds to reflect new capital ratio requirements and introduces a Common Equity Tier 1 (“CET1”) ratio as a new PCA capital category threshold. Under the new rules, the minimum capital requirements for the Bank are now (i) a CET1 ratio of 4.5%, (ii) a Tier 1 risk-based capital ratio (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total risk-based capital ratio of 8% (which is unchanged from the prior requirement). The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Under the revised PCA requirements, our leverage ratio will remain at the 4% level previously required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%.

Effective January 1, 2015, to be considered “well-capitalized” a bank is required to maintain a leverage capital ratio of at least 5%, a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. In addition, an institution (such as the Bank) cannot be considered well-capitalized if it is subject to any order or written directive to meet and maintain a specific capital level for any capital measure (such as the Consent Order). Under the Consent Order, the Bank must obtain and maintain a minimum amount of $35,549,000 in total capital in order to maintain a total risk-based capital ratio of 10% and $38,494,000 of Tier 1 capital in order to maintain a minimum leverage capital ratio of 8%. As of September 30, 2015, the Bank was deemed “adequately capitalized” and is not in compliance with the capital requirements of the Consent Order. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. In addition, our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern. As of September 30, 2015 the Company was categorized as “critically undercapitalized.”

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at September 30, 2015 and December 31, 2014:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2015
Common Equity Tier 1 (to risk-weighted assets)	($10,250,000)	(3.02%)	$16,000,000	4.50%	N/A	N/A
Total capital (to risk-weighted assets)	9,861,000	2.77%	28,444,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	4,931,000	1.39%	21,333,000	6.00%	N/A	N/A
Tier 1 capital (to average assets)	4,931,000	1.02%	19,267,000	4.00%	N/A	N/A
December 31, 2014
Total capital (to risk-weighted assets)	$17,260,000	4.91%	$28,128,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	8,630,000	2.45%	14,064,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	8,630,000	1.81%	19,118,000	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at September 30, 2015 and December 31, 2014:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2015
Common Equity Tier 1 (to risk-weighted assets)	$25,899,000	7.29%	$15,997,000	4.50%	$21,329,000	6.00%
Total capital (to risk-weighted assets)	30,350,000	8.54%	28,439,000	8.00%	35,549,000	10.00%
Tier 1 capital (to risk-weighted assets)	25,899,000	7.29%	21,329,000	6.00%	28,439,000	8.00%
Tier 1 capital (to average assets)	25,899,000	5.38%	19,247,000	4.00%	24,059,000	5.00%
December 31, 2014
Total capital (to risk-weighted assets)	$31,474,000	8.95%	$28,123,000	8.00%	$35,154,000	10.00%
Tier 1 capital (to risk-weighted assets)	27,075,000	7.70%	14,062,000	4.00%	21,092,000	6.00%
Tier 1 capital (to average assets)	27,075,000	5.67%	19,098,000	4.00%	23,873,000	5.00%

NOTE 17 - UNUSED LINES OF CREDIT

As of September 30, 2015, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5 million, and $132,000 with the Federal Reserve Bank. These credit lines are currently secured by $6.8 million, $0, and $418,000, respectively in bonds as of September 30, 2015. The Raymond James line of credit is required to be secured by bonds prior to any disbursements. A line of credit is also available from the FHLB with a remaining credit availability of $61.7 million and an excess lendable collateral value of approximately $2.6 million at September 30, 2015.

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

Beginning with the payment date of November 15, 2010, the Company deferred dividend payments on the TARP Preferred Stock. Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012. The Treasury has appointed an observer to the Board. As of September 30, 2015, the amount of cumulative unpaid dividends is $5,199,988.

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

As described above, on March 18, 2011, the Company entered into the FRB Written Agreement with the FRB which, among other things, prohibits the Company from declaring or paying any dividends or directly or indirectly taking dividends or any other form of payment representing a reduction in capital from the Bank without the prior approval of the FRB.

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At September 30, 2015, the Bank had $20,100 reserved for off-balance sheet credit exposure related to unfunded commitments, which is included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2015.

Amount
Commitments to extend credit	$21,917,411
Standby letters of credit	516,169
Total	$22,433,580

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $0 and $25,862 for the nine months ended September 30, 2015 and 2014.

During 2014, all shares available were allocated to all eligible participants.

NOTE 21 – RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $76,570 and $66,917 for the nine months ended September 30, 2015 and 2014, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan). This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank. The officers will receive annual payments from the Bank equal to the promised benefits. In connection with this plan, life insurance contracts were purchased on the officers. Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the nine months ended September 30, 2015 or 2014.

NOTE 22 – TROUBLED DEBT RESTRUCTURINGS

Troubled debt restructurings (TDR’s) amounted to $15,021,916 at September 30, 2015. Accruing TDR’s were $11,609,267 and nonaccruing TDR’s were $3,412,649 at September 30, 2015. TDR’s amounted to $12,617,169 at September 30, 2014. Accruing TDR’s were $8,904,603 and nonaccruing TDR’s were $3,712,566 at September 30, 2014.

The following chart represents troubled debt restructurings incurred during the nine months ended September 30, 2015:

	For the nine months ended September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	1	$4,766,024	$4,766,024
Totals	1	$4,766,024	$4,766,024

There were no troubled debt restructurings incurred during the three months ended September 30, 2015.

During the nine months ended September 30, 2015, the Bank modified one loan that was considered to be a troubled debt restructuring. We extended the term and lowered the interest rate for this loan. During the three months ended September 30, 2015, the Bank did not modify any loans that were considered to be troubled debt restructurings. During the three and nine months ended September 30, 2014, the Bank did not modify any loans that were considered to be troubled debt restructurings.

The following chart represents the troubled debt restructurings that subsequently defaulted during the nine months ended September 30, 2015.

	For the nine months ended September 30, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted During the Period:
Commercial Real Estate	1	$1,172,501
Totals	1	$1,172,501

During the nine months ended September 30, 2015, one loan that had previously been restructured defaulted. There were no loans that were determined to be troubled debt restructurings that subsequently defaulted during the three months ended September 30, 2015. No loans that were determined to be troubled debt restructurings during the three and nine months ended September 30, 2014, subsequently defaulted.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations for the nine and three months ended September 30, 2015 compared to the nine and three months ended September 30, 2014 and our financial condition as of September 30,2015 compared to December 31, 2014. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2014 Annual Report on Form 10-K.

Cautionary Note Regarding Forward Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described under “Risk Factors” in Item 1A of our 2014 Annual Report on Form 10-K and the following:

•	our ability on December 30, 2015 to pay the interest in arrears on the outstanding junior subordinated debentures, which failure to pay could result in the holders of the junior subordinated debentures pursuing certain legal rights against the Company, including, but not limited to, forcing the Company into bankruptcy;
•	our efforts to raise capital;
•	our ability to achieve compliance with our Consent Order and potential regulatory actions if we fail to achieve compliance;
•	general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;
•	a general decline in the real estate and lending market, particularly in our market areas, could negatively affect our financial results;
•	the results of our most recent external, independent review of our credit risk assets may not accurately predict the adverse effects on our financial condition if the economy were to deteriorate;
•	our ability to maintain appropriate levels of capital, including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums;
•	our ability to complete the sale of our Other Real Estate Owned properties, specifically at values equal or above the currently recorded loan balances which could result in additional write downs;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	increased funding costs due to market illiquidity, increased competition for funding, and /or increased regulatory requirements with regard to funding;
•	changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;
•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged;
•	competitive pressures among depository and other financial institutions may increase significantly;
•	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make;
•	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can;
•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;
•	adverse changes may occur in the bond and equity markets;
•	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets;
•	economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and
•	We will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the SEC.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of September 30, 2015 and our audited consolidated financial statements included in our 2014 Annual Report on Form 10-K.

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

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flows, determination of loss factors for estimating credit losses, the impact of current events, and conditions and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

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

Legislative and Regulatory Initiatives

On July 2, 2013, the Federal Reserve Board adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions in the form of an “interim final rule.” The final rule applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $1 billion or more, and top-tier savings and loan holding companies, which we refer to below as “covered” banking organizations. Bank holding companies with less than $1 billion in total consolidated assets, such as the Company, are not subject to the final rule. The rules phase in over time beginning on January 1, 2015 and will become fully effective in 2019. The final rules increase capital requirements and generally include two new capital measurements that will affect the Bank, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock. The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Under the new rules, the minimum capital requirements for the Bank are now (i) a CET1 ratio of 4.5%, (ii) a Tier 1 risk-based capital ratio (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total risk-based capital ratio of 8% (which is unchanged from the prior requirement). The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Under the revised PCA requirements, our leverage ratio will remain at the 4% level previously required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses.

Financial and Regulatory Developments

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

        I.            Going Concern Considerations

As discussed above in Note 2 – “Going Concern Considerations and Regulatory Matters,” the financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets.  Due to our financial results for the period ended September 30, 2015, and the other regulatory and other matters discussed herein, management continues to assess a number of factors including liquidity, capital, and profitability that affect our ability to continue as a going concern.  Although we are committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time.  If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company.

        II.            Federal Reserve Board

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

III.      FDIC and South Carolina State Board

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

Results of Operations

Income Statement Review

Summary

Nine months ended September 30, 2015 and 2014

Our net loss was approximately $1.5 million for the nine months ended September 30, 2015 compared to net loss of approximately $50,000 for the same period in 2014. Net loss before income tax expense was $1.5 million for the nine months ended September 30, 2015 as compared to net loss before income tax expense of $34,000 for the same period in 2014. The increase in net loss from $34,000 to a net loss before tax of $1.5 million resulted primarily from a decrease in interest income of $594,000, and an increase in our provision for loan losses of $1.2 million.

Three months ended September 30, 2015 and 2014

Our net loss was approximately $50,000 for the three months ended September 30, 2015 compared to net income of approximately $51,000 for the same period in 2014. Income tax expense was $0 and $8,000 for the three months ended September 30, 2015 and 2014, respectively. Net loss before income tax expense was $50,000 for the three months ended September 30, 2015 compared to net income before income tax expense of $59,000 for the three months ended September 30, 2014. The decrease in net income from $59,000 to a net loss before tax of $50,000 resulted primarily from a decrease in interest income of $95,000.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. Our loan portfolio has historically been the primary driver of net interest income. During the nine months ended September 30, 2015, our loan portfolio increased $4.4 million from the year-end balance. We anticipate any growth in loans will result in growth in assets and net interest income.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments. At September 30, 2015, loans represented 67.3% of total assets, while securities and interest bearing deposits represented 21.9% of total assets. While we focus on increasing the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as investment yields become more attractive.

At September 30, 2015, retail deposits represented $432.6 million, or 92.8% of total funding, which includes total deposits plus borrowings. Borrowings represented $33.4 million, or 7.2% of total funding, and we had no wholesale deposits. We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits. Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. We operate seven full service banking offices located along the South Carolina coast. We anticipate that our full service banking offices will assist us in meeting these objectives. We believe these strategies will provide us with additional customers and a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. For the nine months ended September 30, 2015, average interest-bearing liabilities exceeded average interest-earning assets by $14.2 million compared to average interest-earning liabilities exceeding average interest-bearing assets by $20.4 million for the same period in 2014.

Nine Months Ended September 30, 2015 and 2014

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$17,246	$61	0.47%	$14,279	$58	0.54%
Taxable investment securities	80,564	1,009	1.68%	81,357	1,253	2.06%
Loans receivable(2)	320,851	11,617	4.84%	328,434	11,970	4.87%
Total earning assets	418,661	12,687	4.05%	424,070	13,281	4.19%

Nonearning assets:
Cash and due from banks	5,655			4,408
Mortgages held for sale	178			190
Premises and equipment, net	20,420			21,146
Other assets	35,755			39,019
Allowance for loan losses	(4,734)			(5,541)
Total nonearning assets	57,274			59,222
Total assets	$475,935			$483,292

Interest-bearing liabilities:
Interest bearing transaction accounts	$37,217	60	0.22%	39,474	63	0.21%
Savings & money market	105,821	288	0.36%	96,753	250	0.34%
Time deposits less than $100,000	94,106	885	1.26%	101,809	937	1.23%
Time deposits greater than $100,000	162,294	1,639	1.35%	169,306	1,684	1.33%
Securities sold under repurchase agreement	10,000	334	4.46%	10,000	332	4.44%
Advances from FHLB	9,000	270	4.01%	12,692	278	2.93%
Junior subordinated debentures	14,434	330	3.05%	14,434	352	3.26%
ESOP borrowings	—	—	0.00%	26	—	0.00%
Federal funds purchased	3	—	0.00%	4	—	0.00%
Total interest-bearing liabilities	432,875	3,806	1.18%	444,498	3,896	1.17%

Noninterest-bearing liabilities:
Demand deposits	29,082			25,077
Other liabilities	9,464			7,516
Shareholders’ equity	4,514			6,201

Total liabilities and shareholders’ equity	$475,935			$483,292
Net interest income		$8,881			$9,385
Net interest spread			2.88%			3.02%
Net interest margin			2.84%			2.96%

(1)   Annualized for the nine month period.

(2)   Includes nonaccruing loans

During the nine months ended September 30, 2015, the net interest spread and net interest margin decreased in comparison to the same period in 2014. Our net interest spread was 2.88% and 3.02% for the nine months ended September 30, 2015 and 2014, respectively. This decrease in net interest spread was due to yields on our average earning assets decreasing by 0.14% and the average rate on total funding increasing by 0.01%. Our net interest margin for the nine months ended September 30, 2015 was 2.84%, compared to 2.96% in the same period in 2014. During the nine months ended September 30, 2015, interest-earning assets averaged $418.7 million, compared to $424.1 million in the same period in 2014. During the same periods, average interest-bearing liabilities were $432.9 million and $444.5 million, respectively.

Interest income for the nine months ended September 30, 2015 was $12.7 million, consisting of $11.6 million on loans, $1.0 million on investments, $34,000 on interest bearing balances and $27,000 in other interest income. Interest income for the nine months ended September 30, 2014 was $13.3 million, consisting of $12.0 million on loans, $1.3 million on investments, $26,000 on interest bearing balances, and $32,000 in other interest income. Interest and fees on loans represented 91.6% and 90.1% of total interest income for the nine months ended September 30, 2015 and 2014, respectively. Income from investments, and interest bearing balances represented 8.2% and 9.4% of total interest income for the nine months ended September 30, 2015 and 2014, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 76.6% and 77.4% of average interest-earning assets for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, average earning assets were lower by $5.4 million for the same period in 2014.

Interest expense for the nine months ended September 30, 2015 was $3.8 million, consisting of $2.9 million related to deposits, $334,000 related to securities sold under a repurchase agreement, $330,000 related to junior subordinated debentures, and $270,000 related to advances from the FHLB. Interest expense for the nine months ended September 30, 2014 was $3.9 million, consisting of $2.9 million related to deposits, $332,000 related to securities sold under a repurchase agreement, $352,000 related to junior subordinated debentures and $278,000 related to advances from the FHLB. Interest expense on deposits for the nine months ended September 30, 2015 and 2014 represented 75.5 % and 75.3% of total interest expense, respectively, while interest expense on borrowings represented 24.5% and 24.7%, respectively, of total interest expense. During the nine months ended September 30, 2015, average interest-bearing liabilities were lower by $11.6 million for the same period in 2014.

Net interest income, the largest component of our income, was $8.9 million and $9.4 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease of $504,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $594,000 decrease in interest income and an $89,000 decrease in interest expense.

Three Months Ended September 30, 2015 and 2014

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing cash balances	$22,636	$24	0.42%	$17,145	$21	0.48%
Taxable investment securities	83,251	349	1.66%	83,719	382	1.81%
Loans receivable(2)	320,670	3,931	4.86%	325,287	3,996	4.87%
Total earning assets	426,557	4,304	4.00%	426,151	4,399	4.09%

Nonearning assets:
Cash and due from banks	5,691			4,715
Mortgages held for sale	187			353
Premises and equipment, net	20,169			21,040
Other assets	33,795			37,724
Allowance for loan losses	(5,251)			(5,085)
Total nonearning assets	54,591			58,747
Total assets	$481,148			$484,898

Interest-bearing liabilities:
Interest bearing transaction accounts	$42,008	28	0.27%	38,087	21	0.21%
Savings & money market	109,727	91	0.33%	101,362	97	0.38%
Time deposits less than $100,000	91,364	292	1.27%	100,506	314	1.24%
Time deposits greater than $100,000	159,616	548	1.36%	166,909	564	1.34%
Securities sold under repurchase agreements	10,000	112	4.46%	10,000	112	4.46%
Advances from FHLB	9,000	91	4.01%	12,087	94	3.07%
Junior subordinated debentures	14,434	120	3.29%	14,434	118	3.24%
Federal funds purchased	10	1	0.00%	—	—	0.00%
Total interest-bearing liabilities	436,159	1,283	1.17%	443,385	1,320	1.18%

Noninterest-bearing liabilities:
Demand deposits	31,687			27,695
Other liabilities	10,063			8,137
Shareholders’ equity	3,239			5,681

Total liabilities and shareholders’ equity	$481,148			$484,898
Net interest income		$3,021			$3,079
Net interest spread			2.84%			2.91%
Net interest margin			2.81%			2.87%

(1)   Annualized for the three month period.

(2)   Includes nonaccruing loans

During the three months ended September 30, 2015 the net interest spread and net interest margin decreased in comparison to the previous period in 2014. Our net interest spread was 2.84% and 2.91% for the three months ended September 30, 2015 and 2014, respectively. Our net interest margin for the three months ended September 30, 2015 was 2.81%, compared to 2.87% to the same period in 2014. During the three months ended September 30, 2015, interest-earning assets averaged $426.6 million, compared to $426.2 million in the same quarter of 2014. During the same periods, average interest-bearing liabilities were $436.2 million and $443.4 million, respectively.

Interest income for the three months ended September 30, 2015 was $4.3 million, consisting of $3.9 million on loans, $349,000 on investments, and $14,000 on interest bearing balances. Interest income for the three months ended September 30, 2014 was $4.4 million, consisting of $4.0 million on loans, $382,000 on investments, $11,000 on interest bearing balances. Interest and fees on loans represented 91.3% and 90.8% of total interest income for the three months ended September 30, 2015 and 2014, respectively. Income from investments and interest bearing balances represented 8.5% and 8.9% of total interest income for the three months ended September 30, 2015 and 2014, respectively. The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 75.2% and 76.3% of average interest-earning assets for the three months ended September 30, 2015 and 2014, respectively.

Interest expense for the three months ended September 30, 2015 was $1.3 million, consisting of $960,000 related to deposits, $112,000 related to securities sold under repurchase agreements, $120,000 related to junior subordinated debentures, and $91,000 related to FHLB advances. Interest expense for the three months ended September 30, 2014 was $1.3 million, consisting of $996,000 related to deposits, $112,000 related to securities sold under repurchase agreements, $118,000 related to junior subordinated debentures, and $93,000 related to Federal Home Loan Bank advances. Interest expense on deposits for the three months ended September 30, 2015 and 2014 represented 74.8% and 75.5%, respectively, of total interest expense, while interest expense on borrowings represented 25.2% and 24.5%, respectively, of total interest expense for the three months ended September 30, 2015 and 2014, respectively.

Net interest income, the largest component of our income, was $3 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively. The decrease of $58,000 resulted from the net effect of lower levels of both average earning assets and interest-bearing liabilities resulting in a $95,000 decrease in interest income and a $37,000 decrease in interest expense.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Nine Months Ended September 30, 2015 vs. September 30, 2014				Nine Months Ended September 30, 2014 vs. September 30, 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(276)	$(78)	$2	$(352)	$(438)	$(70)	$3	$(505)
Taxable investment securities	(12)	(234)	2	(244)	(75)	491	(42)	374
Interest bearing cash balances	12	(8)	(2)	2	(27)	18	(7)	(16)
Total interest income	(276)	(320)	2	(594)	(540)	439	(46)	(147)

Interest expense
Deposits	(26)	(34)	—	(60)	(55)	(248)	4	(299)
Junior subordinated debentures	—	(22)	—	(22)	—	(128)	—	(128)
Advances from FHLB	(81)	102	(30)	(9)	(128)	87	(31)	(72)
Securities sold under repurchase agreements	—	1	—	1	—	1	—	1
ESOP borrowings	—	—	—	—	(39)	(40)	39	(40)
Total interest expense	(107)	47	(30)	(90)	(222)	(328)	12	(538)

Net interest income	$(169)	$(367)	$32	$(504)	$(318)	$767	$(58)	$391

	Three Months Ended September 30, 2015 vs. September 30, 2014				Three Months Ended September 30, 2014 vs. September 30, 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(in thousands)
Interest income
Loans	$(57)	$(8)	$—	$(65)	$(184)	$(74)	$3	$(255)
Taxable investment securities	(2)	(31)	—	(33)	(10)	3	—	(7)
Interest bearing cash balances	7	(3)	—	4	1	1	—	2
Total interest income	(52)	(42)	—	(94)	(193)	(70)	3	(260)

Interest expense
Deposits	—	(36)	—	(36)	(28)	6	—	(22)
Junior subordinated debentures	—	2	—	2	—	(1)	—	(1)
Advances from FHLB	(24)	29	(7)	(2)	(30)	18	(5)	(17)
Securities sold under repurchase agreements	—	—	—	—	—	—	—	—
ESOP borrowings	—	—	—	—	(13)	(13)	13	(13)
Total interest expense	(24)	(5)	(7)	(36)	(71)	10	8	(53)

Net interest income	$(28)	$(37)	$7	$(58)	$(122)	$(80)	$(5)	$(207)

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

Nine Months Ended September 30, 2015 and 2014

Included in the statement of operations for the nine months ended September 30, 2015 and 2014 is a noncash expense related to the provision for loan losses of $1.2 million and $71,000, respectively. The allowance for loan losses was approximately $5.0 million and $5.1 million as of September 30, 2015 and 2014, respectively. The allowance for loan losses as a percentage of gross loans was 1.56% at September 30, 2015 and 1.59% in the same period of 2014. At September 30, 2015, we had 18 nonperforming loans totaling approximately $7.1 million. At September 30, 2014, we had 33 nonperforming loans totaling approximately $9.5 million. Net charge offs amounted to approximately $906,000 and $952,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase in the allowance for the nine months ended September 30, 2015 when compared to the same period in 2014, relates to our decision to fund the allowance through a provision for loan losses in order to resolve several non-performing loans.

Three Months Ended September 30, 2015 and 2014

Included in the statement of operations for both the three months ended September 30, 2015 and 2014 is a noncash expense related to the provision for loan losses of $0. Net charge offs amounted to approximately $386,000 and $3,000 for the three months ended September 30, 2015 and 2014, respectively.

Noninterest Income

The following table sets forth information related to our noninterest income during the nine and three months ended September 30, 2015 and 2014:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Service fees on deposit accounts	$30	$28	$11	$9
Residential mortgage origination income	208	138	88	75
Gain on sale of investment securities	6	—	—	—
Loss on sale and disposal of other assets	(47)	—	(36)	—
Other service fees and commissions	449	382	162	131
Bank owned life insurance	319	321	105	109
Other	90	7	3	3
Total noninterest income	$1,055	$876	$333	$327

Nine Months Ended September 30, 2015 and 2014

Noninterest income for the nine months ended September 30, 2015 was $1.1 million, an increase of $179,000 compared to noninterest income of $876,000 during the same period in 2014. The change was primarily attributable to increases in residential mortgage origination income, other service fees and commissions and other noninterest income, offset by a loss on the sale and disposal of other assets, when compared to the nine months ended September 30, 2014.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to a third party. Residential mortgage origination income was $208,000 and $138,000 for the nine months ended September 30, 2015 and 2014, respectively. The increase of $70,000 in 2015, related primarily to increases in volume in the mortgage department during the first nine months of 2015.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Service fees on deposit accounts were $30,000 and $28,000 for the nine months ended September 30, 2015 and 2014. Other service fees commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions increased $67,000 to $449,000 for the nine months ended September 30, 2015 when compared to the same period in 2014.

We also earned $319,000 and $321,000 in noninterest income received from bank owned life insurance for the nine months ended September 30, 2015 and 2014, respectively. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income increased $83,000 to $90,000 for the nine months ended September 30, 2015 when compared to the same period in 2014. This increase was primarily related to a legal settlement received during the nine months ended September 30, 2015.

Three Months Ended September 30, 2015 and 2014

Noninterest income for the three months ended September 30, 2015 was $333,000, an increase of $6,000 compared to $327,000 during the same period in 2014. The change was primarily attributable to increases in residential mortgage origination income and other service fees and commissions, offset by a loss on the sale and disposal of other assets, when compared to the three months ended September 30, 2014.

Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties. Residential mortgage origination income was $88,000 and $75,000 for the three months ended September 30, 2015 and 2014, respectively. The increase of $13,000 for the three months ended September 30, 2015 related primarily to increases in volume in the mortgage department for the period.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $11,000 and $9,000 for the three months ended September 30, 2015 and 2014, respectively. Other service fees, commissions, and the fee income received from customer NSF transactions increased $31,000 to $162,000 for the three months ended September 30, 2015, when compared to the same period in 2014.

We also earned $105,000 and $109,000 in noninterest income received from bank owned life insurance for the three months ended September 30, 2015 and 2014, respectively. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $3,000 for the three months ended September 30, 2015 and 2014.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the nine and three months ended September 30, 2015 and 2014:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Salaries and benefits	$5,133	$4,460	$1,765	$1,484
Occupancy	1,119	1,122	386	387
Furniture and equipment expense	805	757	267	255
Other real estate owned expense	(411)	264	(184)	(1)
Professional fees	989	943	361	276
Advertising and marketing	230	210	67	118
Insurance	271	315	64	105
FDIC Assessment	803	814	270	268
Data processing and related costs	568	627	191	196
Telephone	155	150	52	48
Postage	8	7	4	2
Office supplies, stationery and printing	80	73	29	25
Other loan related expense	173	180	19	88
Other	343	302	113	96
Total noninterest expense	$10,266	$10,224	$3,404	$3,347

Nine Months Ended September 30, 2015 and 2014

We incurred noninterest expense of $10.3 million and$10.2 million for the nine months ended September 30, 2015 and 2014, respectively. The $42,000 increase in 2015 was primarily attributable to increases in salaries and benefits, furniture and equipment expense, professional fees and other noninterest expense, which were partially offset by decreases in other real estate owned expenses, data processing and related costs and insurance expense. Other real estate expenses were lower due to higher gains on sales in 2015.

Salaries and benefits for the nine months ended September 30, 2015 were $5.1 million, an increase of $673,000 compared to the same period in 2014. This increase was directly related to employee growth as well as annual salary increases. These expenses represented 50.0% and 43.6% of our total noninterest expense for the nine months ended September 30, 2015 and 2014, respectively.

Data processing and related costs decreased $59,000 for the nine months ended September 30, 2015 when compared to the same period in 2014. These expenses were $568,000 and $627,000 for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, our data processing costs for our core processing system were $436,000 compared to $562,000 in the same period of 2014.

Three Months Ended September 30, 2015 and 2014

We incurred noninterest expense of approximately $3.4 million for the three months ended September 30, 2015 compared to $3.3 million for the same period in 2014. The change was primarily attributable to increases in salaries and benefits and professional fees, which were partially offset by decreases in other real estate owned expense, other loan related costs and advertising and marketing. Other real estate expenses were lower due to higher gains on sales in 2015.

Salaries and benefits for the three months ended September 30, 2015 were $1.8 million, an increase of $281,000 compared to the same period in 2014. This increase was directly related to employee growth as well as annual salary increases. These expenses represented 51.9% and 44.3% of our total noninterest expense for the three months ended September 30, 2015 and 2014, respectively.

Other real estate expenses decreased $183,000 for the three months ended September 30, 2015 compared to the same period in 2014, primarily due to higher gains on sales in 2015.

Data processing and related costs decreased approximately $5,000 for the three months ended September 30, 2015 compared to the same period in 2014. These expenses were $191,000 and $196,000 for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, our data processing costs for our core processing system were $132,000 compared to $172,000 in the same period of 2014.

Income Tax Expense

Nine Months Ended September 30, 2015 and 2014

We incurred income tax expense of $0 for the nine months ended September 30, 2015 compared to $8,000 for the same period in 2014. Management has determined that it is not likely that the deferred tax asset related to continuing operations at September 30, 2015 will be realized, and accordingly, has established a full valuation allowance.

Three Months Ended September 30, 2015 and 2014

We incurred income tax expense of $0 for the three months ended September 30, 2015 compared to $8,000 for the same period in 2014. Management has determined that is not likely that the deferred tax asset related to continuing operations at September 30, 2015 will be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At September 30, 2015, we had total assets of $479.2 million, consisting principally of $322.4 million in loans, $83.2 million in investment securities, $20.0 million in net premises, furniture and equipment, $20.8 million in interest bearing balances and $5.3 million in cash and due from banks. Our liabilities at September 30, 2015 totaled $476.2 million, consisting principally of $432.6 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, and $9.0 million in FHLB advances. At September 30, 2015, our shareholders’ equity was approximately $3.0 million.

Investments

At September 30, 2015, the $83.2 million in our investment securities portfolio represented approximately 17.4% of our total assets, compared to $82.3 million, or 17.3% of total assets, at December 31, 2014. At September 30, 2015, we held U.S. treasuries, U.S. government agency securities, government sponsored enterprises, small business administration securities, and mortgage-backed securities with a fair value of $83.2 million and an amortized cost of $84.3 million for a net unrealized loss of $1.1 million. During 2015, we utilized the investment portfolio to provide income and to absorb liquidity. We anticipate maintaining an investment portfolio to provide both earnings and liquidity. We anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

Contractual maturities and yields on our investments at September 30, 2015 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$14,037	1.18%	$—	—%	$1,812	3.08%	$15,849	1.42%
US Treasuries	—	—%	4,499	1.07%	—	—%	—	—%	4,499	1.07%
SBA loan pools	—	—%	—	—%	924	2.16%	9,702	2.07%	10,626	2.09%
Mortgage-backed securities	—	—%	—	—%	110	1.29%	46,851	1.70%	46,961	1.60%
Total	$—	—%	$18,536	1.15%	$1,034	2.07%	$58,365	1.81%	$77,935	1.66%

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held to Maturity:
Government-sponsored enterprises	$—	—%	$—	—%	$2,005	2.34%	$1,007	3.30%	$3,012	2.66%
Mortgage-backed securities	—	—%	—	—%	—	—%	1,244	2.67%	1,244	2.67%
SBA loan pools securities	—	—%	—	—%	1,007	2.28%	—	—%	1,007	2.28%
Total	$—	—%	$—	—%	$3,012	2.32%	$2,251	2.95%	$5,263	2.59%

At September 30, 2015, our investments included government sponsored enterprises with amortized costs of approximately $18.8 million, US treasuries with amortized costs of approximately $4.5 million, and small business administration surety bonds with amortized costs of approximately $11.8 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $6.5 million, $18.6 million and $25.1 million, respectively.

Other nonmarketable equity securities at September 30, 2015 consisted of Federal Home Loan Bank stock with a cost of $832,800 and other investments of approximately $63,500.

The amortized costs and the fair value of our investments at September 30, 2015 and December 31, 2014 are shown in the following tables.

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for Sale:
US Treasuries	$4,471	$4,499	$4,461	$4,459
Government-sponsored enterprises	15,813	15,849	8,921	8,815
SBA loan pools	10,801	10,626	11,394	11,106
Mortgage-backed securities	47,980	46,961	59,311	57,882
Total	$79,065	$77,935	$84,087	$82,262

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Held to Maturity:
Government-sponsored enterprises	$3,012	$3,035	$—	$—
SBA loan pools	1,007	1,002	—	—
Mortgage-backed securities	1,244	1,213	—	$—
Total	$5,263	$5,250	$—	$—

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans at September 30, 2015 and December 31, 2014 were $320.9 million and $326.5 million, respectively. Gross loans outstanding at September 30, 2015 and December 31, 2014 were $322.4 million and $318.0 million, respectively.

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

The following table summarizes the composition of our loan portfolio at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Commercial
Commercial and industrial	$21,442	6.7%	$22,632	7.1%

Real Estate
Mortgage	255,994	79.4%	248,249	78.0%
Construction	42,090	13.0%	44,388	14.0%
Total real estate	298,084	92.4%	292,637	92.0%

Consumer	3,023	0.9%	2,818	0.9%
Consumer
Total Gross Loans	322,549	100.0%	318,087	100.0%
Deferred origination fees, net	(120)	(0.0%)	(90)	(0.0%)

Total gross loans, net of deferred fees	322,429	100.0%	317,997	100.0%
Less: allowance for loan losses	(5,018)		(4,750)
Total loans, net	$317,411		$313,247

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2015:

	One year or less	After one but within five years	After five years	Total
	(dollars in thousands)
Commercial	$2,057	$15,697	$3,688	$21,442
Real estate	11,961	202,099	84,024	298,084
Consumer	474	1,878	671	3,023
Deferred origination fees	(32)	(88)	—	(120)
Total gross loans, net of deferred fees	$14,460	$219,586	$88,383	$322,429

Gross loans maturing after one year with:
Fixed interest rates				$219,777
Floating interest rates				88,280
Total				$308,057

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

The following table summarizes the activity related to our allowance for loan losses for the nine months ended September 30, 2015 and 2014.

	2015	2014
	(dollars in thousands)
Balance, beginning of year	$4,750	$6,026
Provision for loan losses	1,175	(481)
Charge offs, Commercial and Industrial	(522)	(468)
Charge offs, Real Estate Mortgage	(1,211)	(347)
Charge offs, Real Estate Construction	—	(3)
Charge offs, Consumer	(1)	88
Recoveries, Commercial and Industrial	24	140
Recoveries, Real Estate Mortgage	203	95
Recoveries, Real Estate Construction	599	24
Recoveries, Consumer	1	71
Balance, end of period	$5,018	$5,145

Total loans outstanding at end of period	$322,429	$323,335
Allowance for loan losses to gross loans	1.56%	1.59%
Net charge-offs to average loans	0.28%	0.29%

Nonperforming Assets

The following table sets forth our nonperforming assets at September 30, 2015 and December 31, 2014:

	2015	2014
	(dollars in thousands)
Nonaccrual loans	$7,067	$6,839
Other real estate owned	12,620	17,519
Total nonperforming assets	$19,687	$24,358

Nonperforming assets to total assets	4.11%	5.12%

The Bank had 18 loans on non-accrual status at September 30, 2015, totaling $7.1 million and 24 loans on non-accrual status totaling $6.8 million at December 31, 2014. Of the 18 loans on non-accrual status at September 30, 2015, it is anticipated that 16 loans totaling approximately $6.4 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure. An additional two loans amounting to approximately $708,000 are expected to move back to an accruing status. At September 30, 2015 and December 31, 2014, the allowance for loan losses was $5.0 million and $4.7 million, respectively, or 1.56% and 1.49%, respectively, of outstanding loans. At September 30, 2015 the Bank had 33 impaired loans totaling $19.4 million, which is a decrease of $4.3 million when compared to December 31, 2014.

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

As of September 30, 2015, we had 42 loans with a current principal balance of $14.4 million on the watch list compared to 25 loans with a current principal balance of $13.9 million at December 31, 2014. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either move it to “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $6.0 million at September 30, 2015 as compared to $1.8 million at December 31, 2014. This increase was due to two large loans. One of these paid shortly after quarter end. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned. At September 30, 2015, there were no loans past due greater than 90 days that were not already placed on nonaccrual. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the periods ended September 30, 2015 and 2014, the gross interest that we would have recorded if our nonaccrual loans had been in current status was $123,000 and $80,000 respectively. Forgone interest income on impaired loans was $136,000 and $318,000 during the periods ended September 30, 2015 and 2014.

Deposits

Our primary source of funds for loans and investments is our deposits. Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. We no longer have any brokered or wholesale deposits. Our loan-to-deposit ratio was 74.5% and 74.3% at September 30, 2015 and December 31, 2014, respectively. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2015 and the year ended December 31, 2014.

	September 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$29,082	—%	$25,615	—%
Interest bearing demand deposits	37,217	0.22%	38,745	0.21%
Savings and money market accounts	105,821	0.36%	98,291	0.35%
Time deposits less than $100,000	94,106	1.26%	101,080	1.23%
Time deposits greater than $100,000	162,294	1.35%	168,073	1.33%
Total deposits	$428,520	0.90%	$431,804	0.91%

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Three months or less	$17,450	$18,904
Over three through six months	22,216	33,384
Over six though twelve months	54,971	23,742
Over twelve months	62,994	86,868
Total	$157,631	$162,898

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the nine months ended September 30, 2015 and the year ended December 31, 2014, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the nine months ended September 30, 2015:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.46%
Advances from FHLB	9,000	3.96%	9,000	9,000	4.01%
Junior subordinated debentures	14,434	3.25%	14,434	14,434	3.05%

At or for the year ended December 31, 2014:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.45%
Advances from FHLB	9,000	3.96%	13,000	11,762	3.14%
Junior subordinated debentures	14,434	3.20%	14,434	14,434	3.24%
ESOP borrowings	—	—%	—	19	—%
Federal funds purchased	—	—%	—	8	0.56%

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window

As of September 30, 2015, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5.0 million, and $132,000 with the Federal Reserve Bank. These credit lines are currently secured by $6.8 million, $0, and $418,000, respectively in bonds as of September 30, 2015. The Raymond James line of credit is required to be secured by bonds prior to any disbursements. A line of credit is also available from the FHLB with a remaining credit availability of $61.7 million and an excess lendable collateral value of approximately $2.6 million at September 30, 2015.

The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.  Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $3.0 million at September 30, 2015 and $5.3 million at December 31, 2014. The decrease is attributable to the amount of preferred stock dividend accrued of $1.3 million an increase of $431,000 in the fair value of available-for-sale securities, and by net loss of $1.5 million for the nine month period ended September 30, 2015.

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the periods ended September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Return on average assets	(0.24%)	(0.09%)
Return on average equity	(24.94%)	(7.08%)
Equity to assets ratio	0.95%	1.26%

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1250%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.

In July 2013, the federal bank regulatory agencies issued a final rule that has revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with certain standards that were developed by Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, such as the Bank, top-tier bank holding companies with total consolidated assets of $1 billion or more, and top-tier savings and loan holding companies, which we refer to below as “covered” banking organizations. Bank holding companies with less than $1 billion in total consolidated assets, such as the Company, are not subject to the final rule.

Beginning on January 1, 2015, the Bank became subject to the provisions of the new capital rules under Basel III, which revises Prompt Corrective Action (“PCA”) capital category thresholds to reflect new capital ratio requirements and introduces a Common Equity Tier 1 (“CET1”) ratio as a new PCA capital category threshold. Under the new rules, the minimum capital requirements for the Bank are now (i) a CET1 ratio of 4.5%, (ii) a Tier 1 risk-based capital ratio (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total risk-based capital ratio of 8% (which is unchanged from the prior requirement). The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Under the revised PCA requirements, our leverage ratio will remain at the 4% level previously required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%.

Effective January 1, 2015, to be considered “well-capitalized” a bank is required to maintain a leverage capital ratio of at least 5%, a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. In addition, an institution (such as the Bank) cannot be considered well-capitalized if it is subject to any order or written directive to meet and maintain a specific capital level for any capital measure (such as the Consent Order). Under the Consent Order, we are required to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011. As of September 30, 2015, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at September 30, 2015 and December 31, 2014. As of September 30, 2015, the Company was categorized as “critically undercapitalized.”

Tidelands Bancshares, Inc.	September 30,	December 31,
	2015	2014
Common Equity Tier 1	(3.02%)	N/A
Leverage ratio	1.02%	1.81%
Tier 1 risk-based capital ratio	1.39%	2.45%
Total risk-based capital ratio	2.77%	4.91%

The following table sets forth the Bank’s various capital ratios at September 30, 2015 and December 31, 2014. As of September 30, 2015, the Bank was categorized as “adequately capitalized.”

Tidelands Bank	September 30,	December 31,
	2015	2014
Common Equity Tier 1	7.29%	N/A
Leverage ratio	5.38%	5.67%
Tier 1 risk-based capital ratio	7.29%	7.70%
Total risk-based capital ratio	8.54%	8.95%

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

The Company began deferring the payments of interest on its outstanding subordinated debentures beginning with the scheduled payment date of December 30, 2010. Our ability to defer these interest payments is limited to no longer than 20 consecutive quarterly periods. After the Company has deferred payments on the subordinated debentures for 20 quarters, the holders of the junior subordinated debentures have certain rights that may be pursued against the Company, including, but not limited to, forcing the Company into bankruptcy. The Company will have deferred interest payments on the subordinated debentures for 20 quarters on December 30, 2015, and is currently pursuing all available options to pay the interest in arrears, but cannot provide assurances that it will be able to pay these obligations. All deferred distributions will continue to accrue interest and are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance. As of September 30, 2015, the amount of accrued interest on our subordinated debentures was $3,064,245.

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

The Company began deferring dividend payments on the TARP Preferred Stock beginning with the payment date of November 15, 2010. Although the Company is permitted to defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the TARP Preferred Stock. The Company deferred its seventh dividend payment in May 2012. As such, the Treasury has appointed an observer to the Board. As of September 30, 2015, the amount of cumulative unpaid dividends is $5,199,988.

We continue to search for additional capital, and we are also searching for a potential merger partner. Although we are pursuing both of these approaches simultaneously, there can be no assurances that we will either raise additional capital or find a merger partner. If we continue to decrease the size of the Bank or can maintain the Bank’s profitability, then we could achieve these capital ratios with less additional capital, although prospective investors would likely require us to raise materially more capital than these minimums, including sufficient funds to repay the TARP Preferred Securities and either pay all interest accrued on our subordinated debentures or repay our subordinated debentures in full. Under Federal Reserve policy, any new capital issued by the Company will likely be common stock, which will be subordinate to our senior securities, including the TARP Preferred Securities and subordinated debentures. Accordingly, it will be difficult for us to raise the additional capital that we need, even if we are able to negotiate reduced payments to these senior securities holders. In addition, any additional capital that we are able to raise will be highly dilutive to our existing common shareholders. There are no assurances that we will be able to raise this capital or find a merger partner.

If we cannot find a merger partner or raise additional capital to meet the Company’s requirement to pay all interest accrued on the subordinated debentures payable at the end of the deferral period, which is on December 30, 2015, and meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we could be forced into involuntary bankruptcy by the trustee or the holders of the trust preferred securities, or we could be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then our common shareholders will likely lose all of their investment in the Company, and the holders of our TARP Preferred Securities and subordinated debentures may lose all, or a material portion of, their investment in the Company. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern. Please refer to Note 2 – “Going Concern Considerations and Regulatory Matters,” located in the notes to our consolidated financial statements.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2015, unfunded commitments to extend credit were $21.9 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2015, there were commitments totaling approximately $516,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 29.3% of our loans were variable rate loans at September 30, 2015 and 74.7% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a smaller portion of our loans reprice within a year, a larger majority of our deposits will reprice within a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

The Company

Prior to the recent economic downturn, the Company, if needed, would have relied on dividends from the Bank as its primary source of liquidity. Currently, however, the Company has no available sources of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order previously discussed further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs. Unless the Company is able to raise capital, it will have no means of satisfying its funding needs. In addition, the Company will also need to raise additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC in the Consent Order. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of September 30, 2015, the Bank is categorized as adequately capitalized, but is not in compliance with the capital requirements in the Consent Order.

The Company’s ability to raise capital will depend on conditions in the capital markets, which are outside of the control of management, as well as the Company’s financial condition, business plan, regulatory status, management, customer activity and market trends. There is a risk the Company will not be able to raise the capital it needs at all or upon favorable terms. If the Company cannot raise this additional capital, management will not be able to implement parts of its business objectives.

The Company has been deferring interest payments on subordinated debentures since December 30, 2010 and has deferred interest payments for 19 consecutive quarters. The Company is allowed to defer payments for up to 20 consecutive quarterly periods, although interest will also accrue and compound quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, is due and payable at the end of the applicable deferral period, which is on December 30, 2015. As of September 30, 2015, the amount of accrued interest on our subordinated debentures was $3,064,245. If the Company is not able to raise a sufficient amount of additional capital, the Company will not be able to pay this interest when it becomes due.

Even if the Company succeeds in raising capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay interest on the subordinated debentures. If this interest is not paid by December 30, 2015, the Company will be in default under the terms of the indenture related to the trust preferred securities. If the Company fails to pay the deferred and compounded interest at the end of the deferral period the trustee, or the holders of 25% of the aggregate trust preferred securities outstanding, by providing written notice to the Company, may declare the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of the trust preferred securities is $14.4 million. If the trustee or the holders of the trust preferred securities declares a default under the trust preferred securities, the Company could be forced into involuntary bankruptcy.

The Bank

Liquidity is our ability to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

At September 30, 2015 and December 31, 2014, our liquid assets, which consist of cash and due from banks, amounted to $26.1 million and $21.3 million, or 5.4% and 4.5% of total assets, respectively. Our available-for-sale securities at September 30, 2015 and December 31, 2014 amounted to $83.2 million and $82.3 million, or 17.4% and 17.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $18.3 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances. As of September 30, 2015, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5 million, and $132,000 with the Federal Reserve Bank. These credit lines are currently secured by $6.8 million, $0, and $418,000, respectively in bonds as of September 30, 2015. The Raymond James line of credit is required to be secured by bonds prior to any disbursements. A line of credit is also available from the FHLB with a remaining credit availability of $61.7 million and an excess lendable collateral value of approximately $2.6 million at September 30, 2015.

Management believes the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2015. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Per the FRB Agreement, the Company cannot pay dividends on its TARP Preferred Stock or interest on its trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments. Cash dividends on the TARP Preferred Stock are cumulative and accrue and compound on each subsequent payment date. The Company began deferring dividend payments on the TARP Preferred Stock beginning with the dividend payment date of November 15, 2010. Although the Company is permitted to defer dividend payments on the TARP Preferred Stock, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggers board appointment rights for the holder of the TARP Preferred Stock. As of September 30, 2015, the Company has failed to pay 20 such dividend payments. Consequently, the Treasury has appointed an observer to the Board. As of September 30, 2015, the amount of cumulative unpaid dividends on our TARP Preferred Stock is $5,199,988.

The Company began deferring payments of interest on its outstanding subordinated debentures relating to its trust preferred securities beginning with the scheduled payment date of December 30, 2010. Our ability to defer these interest payments is limited to no longer than 20 consecutive quarterly periods. After the Company has deferred payments on the subordinated debentures for 20 quarters, the holders of the junior subordinated debentures have certain rights that may be pursued against the Company, including, but not limited to, forcing the Company into bankruptcy. The Company will have deferred interest payments on the subordinated debentures for 20 quarters on December 30, 2015, and is currently pursuing all available options to pay the interest in arrears, but cannot provide assurances that it will be able to pay these obligations. All deferred distributions will continue to accrue interest and are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance. As of September 30, 2015, the amount of accrued interest on our subordinated debentures was $3,064,245.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 16, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2015 and 2014, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: November 16, 2015	By:	/s/ Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ John D. Dalton
John D. Dalton, Controller and Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on November 16, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2015 and 2014, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

