Form 10-K
period 2015-12-31
TIDELANDS BANCSHARES INC
filed 2016-03-21
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _____

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

Yes ☐            No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,131,825 based upon the closing sales price of $0.29 per share as quoted on the OTC Pink Marketplace.

The number of shares outstanding of the issuer’s common stock, as of March 21, 2016 was 4,277,176.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Cautionary Note Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “should,” “predict,” “project,” “potential,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions. These forward-looking statements include statements related to what will happen if we are unable to continue as a going concern, our ability to develop strategies to eliminate uncertainty related to liquidity, capital and profitability, our expectation regarding economic growth in our markets, our belief that the diversity of economic activity in our markets will mitigate economic volatility and reduce our risk of loss, the effectiveness of our credit administration and risk management programs, our expectations related to our loan portfolio, our expectation that a significant portion of unfunded commitments related to consumer equity lines of credit will not be funded, our belief that the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months, as well as statements related to the anticipated effects on results of operations and financial condition from expected developments or events. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Potential risks and uncertainties include, but are not limited to those described below and those described under Item 1A - “Risk Factors”:

•	our ability to pay the interest in arrears on the outstanding junior subordinated debentures, which failure to pay could result in the holders of the junior subordinated debentures pursuing certain legal rights against the Company, including, but not limited to, forcing the Company into bankruptcy;
•	our efforts to raise capital or find a merger partner may not be successful;
•	our ability to achieve compliance with our Consent Order and potential regulatory actions if we fail to achieve compliance;
•	general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;
•	a general decline in the real estate and lending market, particularly in our market areas, could negatively affect our financial results;
•	the results of our most recent external, independent review of our credit risk assets may not accurately predict the adverse effects on our financial condition if the economy were to deteriorate;
•	our ability to maintain appropriate levels of capital, including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums;
•	our ability to complete the sale of our Other Real Estate Owned properties, specifically at values equal to or above the currently recorded loan balances which could result in additional write downs;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	increased funding costs due to market illiquidity, increased competition for funding, and /or increased regulatory requirements with regard to funding;
•	changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;
•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged;
•	competitive pressures among depository and other financial institutions may increase significantly;
•	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make;
•	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can;
•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;
•	adverse changes may occur in the bond and equity markets;
2

•	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets;
•	economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and
•	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the SEC.

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

PART I

Item 1. Business

General Overview

Tidelands Bancshares, Inc. (the “Company”) is a South Carolina corporation organized in 2002 to serve as the holding company for Tidelands Bank (the “Bank”), a state-chartered banking association under the laws of South Carolina headquartered in Mount Pleasant, South Carolina. We opened Tidelands Bank in October 2003 and operate seven full service banking offices located along the coast of South Carolina. We are primarily engaged in the business of accepting demand, savings and time deposits insured by the FDIC and providing commercial, consumer and mortgage loans to the general public. Since our inception, we have focused on serving the banking needs of professionals, entrepreneurs, small business owners and their family members in our South Carolina coastal markets. As of December 31, 2015, we had total assets of $466.2 million, net loans of $320.2 million, deposits of $420.5 million and shareholders’ equity of $1.9 million.

In this report, unless the context indicates otherwise, all references to “we,” “us,” and “our” refer to Tidelands Bancshares, Inc. and our wholly-owned subsidiary, Tidelands Bank.

Financial and Regulatory Developments

Going Concern Considerations

We have prepared the consolidated financial statements contained in this Annual Report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to our financial results for the period ended December 31, 2015, and the other regulatory and other matters discussed herein, management continues to assess a number of factors including liquidity, capital, and profitability that affect our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Although we are committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 -”Going Concern Considerations and Regulatory Matters” to our Consolidated Financial Statements of this Annual Report.

Event of Default on our Trust Preferred Securities

On March 8, 2016, we received notices of default from Wilmington Trust Company, in its capacity as Trustee, relating to the trust preferred securities of the statutory trusts previously formed by the Company and indicated below. The notices of default related specifically to (i) the Indenture dated February 22, 2006, between the Company and Wilmington Trust Company, related to the trust preferred securities of Tidelands Statutory Trust I under which the Company issued $8.0 million of Floating Rate Junior Subordinated Notes due 2036, and (ii) the Indenture dated June 20, 2008, between the Company and Wilmington Trust Company, related to the trust preferred securities of Tidelands Statutory Trust II under which the Company issued $6.0 million of Floating Rate Junior Subordinated Notes due 2038. We refer to the Floating Rate Junior Subordinated Notes due 2036 and the Floating Rate Junior Subordinated Notes due 2038 collectively herein as the junior subordinated debentures.

As permitted by the Indentures, we previously exercised our right to defer interest payments on the junior subordinated debentures for a period of five years. As provided in the notices of default, our right to defer such interest payments expired on December 30, 2015, at which time all deferred interest became due and payable. We did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indentures. However, under the Indentures, the principal amount of the junior subordinated debentures, together with any premium and unpaid accrued interest, only becomes due upon such an event of default after the trustee, or the holders of not less than 25% of the applicable junior subordinated debentures outstanding, declares such amounts due and payable by written notice to the Company. As noted above, we received notices of default from Wilmington Trust Company on March 8, 2016, in its capacity as Trustee under the Indentures, declaring the entire principal amount of the junior subordinated debentures immediately due and payable, and, in accordance with the Indentures, demanding payment by the Company of the entire amount due and payable on the junior subordinated debentures. As of March 1, 2016, the total principal amount outstanding on the junior subordinated debentures plus accrued and unpaid interest was $18.3 million.

Written Agreement with Federal Reserve Board

On March 18, 2011, the Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Bank of Richmond. The FRB Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. For additional discussion of the FRB Agreement please refer to the section entitled “Financial and Regulatory Developments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Consent Order with FDIC and South Carolina State Board

On June 1, 2010, the FDIC and the South Carolina State Board (the “State Board”) conducted their annual joint examination of the Bank. As a result of the examination, the Bank entered into a Consent Order, effective December 28, 2010 (the “Consent Order”), with the FDIC and the State Board. The Consent Order requires the Bank to take certain actions. For additional discussion of the Consent Order and our progress with respect to the same, please refer to the section entitled “Financial and Regulatory Developments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Our Market Area

Our primary market area is the South Carolina coast, including the Charleston, South Carolina (Charleston, Dorchester and Berkeley Counties), Myrtle Beach, South Carolina (Horry and Georgetown County) and Hilton Head, South Carolina (Beaufort and Jasper County) market areas. Our main office is located at 875 Lowcountry Blvd., Mount Pleasant, South Carolina.

The following table shows key demographic information about our market areas:

Tidelands Bank			Total Market Area
	As of December 31, 2015		Total Deposits in				Projected	Median	Projected Growth in Median
Market	Retail	Net	Market		Deposit	2016	Population	Household	Household
Area(1)	Deposits	Loans	Area(2)		Growth(3)	Population(4)	Growth(5)	Income(4)	Income(5)
	($ in millions)
Charleston (4 branches)	$215.6	$237.2	$11.4	B	10.1%	750,593	8.47%	$54,619	7.57%

Hilton Head (1 branch)	$72.3	$20.5	$4.0	B	12.5%	209,656	8.47%	$55,689	6.34%
Myrtle Beach (2 branches)	$132.6	$62.5	$7.1	B	5.6%	433,835	9.50%	$44,461	4.64%

Total	$420.5	$320.2

(1)	The Charleston, South Carolina market area is comprised of Charleston County, Dorchester County and Berkeley County; the Hilton Head, South Carolina market area is comprised of Beaufort County and Jasper County; and the Myrtle Beach, South Carolina market area is comprised of Horry County and Georgetown County.
(2)	Based on FDIC data as of June 30, 2015.
(3)	Based on FDIC data for the period June 30, 2014 through June 30, 2015.
(4)	As of February 2016, per SNL Financial.
(5)	Projected for the period 2016-2021; per SNL Financial.
4

We believe that the Charleston, South Carolina economy is diverse and well positioned for continued economic growth and expansion. According to the Charleston Metro Chamber of Commerce, each year more than four million people visit Charleston because of its world class shopping, dining and historical attractions. For 20 consecutive years, readers of Condé Nast Traveler magazine honored Charleston as a Top 10 travel destination in the U.S. In 2014, Conde Nast honored Charleston with the No. 1 slot as the friendliest destination in the World.

Recent economic expansion in the manufacturing sector includes the Boeing 787 Dreamliner facility, GE Aviation and the SKF Group. Volvo is constructing a new assembly plant and Mercedes is expanding a current facility near Summerville to manufacture and assemble entire vehicles.

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

The Myrtle Beach, South Carolina area, also known as South Carolina’s Grand Strand, is a 60-mile stretch of coastline extending from the South Carolina state line at Little River (Horry County) south to Pawleys Island, South Carolina (Georgetown County). The Myrtle Beach Chamber of Commerce estimated that over 17.1 million people visited the Grand Strand area and spent $4 billion or 30% of the state’s total travel dollars there in 2015. In 2015, the Travel Channel named Myrtle Beach as No. 2 among its top ten beaches in the U.S. In 2015 and 2014, Trip Advisor named Myrtle Beach one of the best family vacation spots. In 2015, the Myrtle Beach Boardwalk was awarded the prestigious Governor’s Cup as the state’s best tourism project.

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

We have assembled an experienced senior management team, combining extensive market knowledge with an entrepreneurial culture. The members of our management team have close ties to, and are actively involved in, the communities where we operate, which is critical to our relationship banking focus. We believe this team has implemented the necessary asset/liability processes to allow us to diversify our loan portfolio and increase retail deposits in our local markets. We are well positioned to enhance our franchise and our earnings stream.

We have established a community banking franchise consisting of seven full service banking offices in our markets along the coast of South Carolina. We have hired experienced local bankers to manage our locations.

We believe that our coastal markets need institutions that provide banking services to small businesses and local residents that larger financial institutions are not positioned to provide. Population growth projections for our markets suggest that there is substantial opportunity to capture additional market share and enhance franchise value.

Lending Activities

General. We emphasize a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans. Our customers are generally individuals and small to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in our market areas. We have focused our lending activities primarily on the professional market, including doctors, dentists and small business owners. At December 31, 2015, we had total loans of $324.2 million, representing 79.0% of our total earning assets. As of December 31, 2015, we had 19 nonaccrual loans totaling approximately $7.7 million, or 2.4% of total gross loans.

At December 31, 2015, our loan portfolio and nonperforming assets were comprised of the following:

	Loans		Nonperforming Assets
	Balance December 31, 2015	% of Loans	Non- accrual Loans	Other Real Estate	Total Non-performing Assets
	(dollars in thousands)
Real estate mortgage	$253,617	78.2%	$6,150	$4,751	$10,901
Real estate construction	42,696	13.2%	1,179	7,914	9,093
Commercial and industrial	23,978	7.4%	395	88	483
Consumer	4,059	1.2%	—	—	—
	$324,350	100.0%	$7,724	$12,753	$20,477

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

As of December 31, 2015, loans secured by first or second mortgages on real estate comprised approximately $253.6 million, or 78.2%, of our loan portfolio. These loans will generally fall into one of two categories: residential real estate loans or commercial real estate loans.

•	Residential Real Estate Loans. We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit. At December 31, 2015, residential real estate mortgage loans amounted to $99.7 million, or 30.9% of our loan portfolio. At the inception of the loan, we generally limit the loan-to-value ratio on our residential real estate loans to 85%. Our underwriting criteria for and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, and we generally limit the extension of credit to less than 75% of the available equity of each property.
•	Commercial Real Estate Loans. At December 31, 2015, commercial real estate mortgage loans amounted to $154.0 million, or approximately 47.6% of our loan portfolio. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.

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
6

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 85%. Generally, we do not have interest reserves built into loan commitments but require periodic cash payments for interest from the borrower’s cash flow. At December 31, 2015, real estate construction loans amounted to $42.7 million, or approximately 13.1% of our loan portfolio.

Residential Construction: Residential land loans are made to consumer borrowers for the purpose of financing land upon which to build a residential home. Residential land loans are reclassified as residential construction loans once construction of the residential home commences. These loans are further categorized as owner-occupied consumer, which is a loan to an individual who intends to occupy the finished home. At December 31, 2015, residential construction loans amounted to $27.8 million, or approximately 8.5% of our loan portfolio.

Commercial Construction: Commercial construction loans are made to the borrower for the purpose of financing the construction of a commercial development on a very limited basis. The majority of loans we made were to borrowers who intend to occupy the finished development (owner-occupied) or where the borrower intends to lease or sell the finished development (non owner-occupied). At December 31, 2015, these loans amounted to $14.9 million, or approximately 4.6% of our loan portfolio.

.

Commercial and Industrial Loans. At December 31, 2015, these loans amounted to $24.0 million, or 7.4% of our total loan portfolio. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas. These loans are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

Consumer Loans. At December 31, 2015, consumer loans amounted to $4.1 million, or 1.2% of our loan portfolio. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we will offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Loan Portfolio Composition. We provide loans for various uses, including commercial and residential real estate, business purposes, personal use, home improvement, automobiles, as well as letters of credit and home equity lines of credit. Historically, we have had a concentration of commercial real estate and acquisition, development and construction loans. We will also strive to continue to limit the amount of our loans to any single customer. At December 31, 2015, we had approximately 1,365 loans, with an average loan balance of approximately $238,000. Our 10 largest customer loan relationships represented approximately $45.6 million, or 14.1% of our loan portfolio. At December 31, 2015, our loan portfolio was positioned within our major markets as follows: Charleston – 74.0%; Myrtle Beach – 19.5%; Hilton Head – 6.5%. We believe that the diversity of economic activity in our primary markets will tend to mitigate economic volatility, which, together with the variety of purposes for which we make loans, will reduce our risks of loss.

Underwriting. When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our veteran bankers’ intimate knowledge of our markets. We have a disciplined approach to underwriting and focus on multiple sources of repayment, including personal guarantees. Our underwriting standards vary for each type of loan. While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of bank capital, or $29.8 million at December 31, 2015. As such, $74.1 million, or 22.9%, of our loans had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of capital. At December 31, 2015, $48.3 million of our commercial loans, or 162.3% of the Bank’s capital, exceeded the supervisory loan-to-value ratio. The exceptions are approved based on a combination of debt service ability, liquidity and overall balance sheet strength of the borrower.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by an officer with a higher lending authority. Between the Chief Executive Officer, Chief Community Banker and Chief Credit Officer, any two may combine their authority to approve credits up to $1.5 million. If the loans exceed $1.5 million, then a loan committee comprised of the Chief Executive Officer and two outside directors may approve the loans up to 10% of the Bank’s capital and surplus. All loans in excess of this lending limit will be submitted for approval to the entire board of directors of the Bank. We do not make any loans to any director, executive officer, or principal shareholder, and the related interests of each, of the Bank unless the loan is approved by the disinterested members of the board of directors of the Bank and is on terms not more favorable to such person than would be available to a similarly situated person not affiliated with the Bank.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This limit will increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2015, our legal lending limit was approximately $4.5 million. We expect to sell participations on a limited basis in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring credit in excess of these limits.

Deposit Products

We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas. In addition, we offer certain retirement account services, such as IRAs. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. Our total deposits decreased by $7.6 million from $428.1 million at December 31, 2014 to $420.5 million at December 31, 2015. Due to the Consent Order, we may not accept, renew or roll over brokered deposits unless a waiver is granted by the FDIC. As such, for each period presented, our retail deposits accounted for 100% of our deposit base and we have no wholesale deposits.

The following table shows our deposit mix at December 31, 2015 and December 31, 2014:

	At December 31, 2015		At December 31, 2014		Year-Over-Year Change		Average Rate for 2015
Retail Deposits	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage	Percentage
	(dollars in thousands)
Noninterest bearing demand deposits	$34,104	8.1%	$26,743	6.2%	$7,361	27.5%	—%
Interest bearing demand deposits	37,022	8.8%	38,824	9.1%	(1,802)	(4.6%)	0.19%
Savings and money market accounts	105,964	25.2%	102,113	23.9%	3,851	3.8%	0.35%
Time deposits less than $100,000	88,747	21.1%	97,535	22.8%	(8,788)	(9.0%)	1.26%
Time deposits greater than $100,000	154,673	36.8%	162,899	38.0%	(8,226)	(5.0%)	1.36%
Total Retail Deposits	420,510	100.0%	428,114	100.0%	(7,604)	(1.8%)	0.89%
Total Wholesale Deposits	—	—%	—	—%	—	—%	—%
Total Deposits	$420,510	100.0%	$428,114	100.0%	$(7,604)	(1.8%)	0.89%

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

As of June 30, 2015, there were 33 financial institutions in the Charleston, South Carolina market area, 25 in the Myrtle Beach, South Carolina market area and 22 in the Hilton Head, South Carolina market area. We compete with these institutions both in attracting deposits and in making loans. Many of our competitors are larger financial institutions that offer some services, such as extensive and established branch networks and trust services, which we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Employees

As of December 31, 2015, we had 79 full-time employees and 3 part-time employees.

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

On March 18, 2011, the Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Bank of Richmond (“FRB”). The FRB Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. For additional discussion of the FRB Agreement please refer to the section entitled “Financial and Regulatory Developments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

On December 28, 2010, the Bank entered into a consent order (the “Consent Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina State Board of Financial Institutions (the “State Board”). The Board of Directors and management of the Bank have been aggressively working to address all the requirements of the Consent Order. For additional discussion of the Consent Order and our progress with respect to the same, please refer to the section entitled “Financial and Regulatory Developments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Legislative and Regulatory Initiatives to Address the Financial Crisis

Although the financial crisis has now passed, two legislative and regulatory responses - the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III-based capital rules - will continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, which, among other things, changed the oversight and supervision of banks, bank holding companies, and other financial institutions, revised minimum capital requirements, created a new federal agency to regulate consumer financial products and services and implemented changes to corporate governance and compensation practices. Several provisions affect us, including:

•	Deposit Insurance Modifications. The Dodd-Frank Act modified the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base equals our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The FDIC has continued to modify some of the rules on assessments. The Dodd-Frank Act also permanently raised the standard maximum federal deposit insurance limits from $100,000 to $250,000.
10

•	Creation of New Governmental Authorities. The Dodd-Frank Act created various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB may participate in examinations of our subsidiary bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the act permits states to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” CFPB rules now in effect specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating a loan’s monthly payments. The rules also extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43% - and limits on the terms of such loans. Points and fees are subject to a relatively stringent cap, and payments that may be made in the course of closing a loan are limited as well. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

•	Executive Compensation and Corporate Governance Requirements. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC has completed the bulk (although not all) of the rulemaking necessary to implement these provisions.

Separately, the Dodd-Frank Act requires several federal agencies, including the banking agencies and the SEC, to jointly issue a rule restricting incentive compensation arrangements at financial institutions, including bank holding companies and banks. The agencies proposed a rule in 2011 but have yet to finalize it.

Basel Capital Standards

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements. The rules apply to all depository institutions, such as the Bank, and top tier bank holding companies with total consolidated assets of $1 billion or more. Bank holding companies with less than $1 billion in total consolidated assets, such as the Company, are not subject to the final rule. More stringent requirements are imposed on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015 for the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to the Bank:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and
•	a leverage ratio of 4% (also unchanged from the former requirement)

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. While we continue to evaluate the impact of the final regulations, we do not currently anticipate that the Volcker Rule will have a material effect on our operations.

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

As a bank holding company, and once the FRB Agreement and Consent Order are terminated and we otherwise meet the necessary requirements, we can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and our subsidiary bank would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

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

Source of Strength. The Dodd-Frank Act confirmed a longstanding Federal Reserve policy, that a bank holding company must serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. If the Bank were to become “undercapitalized” (see below “Tidelands Bank - Prompt Corrective Action”), we would be required to provide a guarantee of the Bank’s plan to return to capital adequacy. Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the Bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the Bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

On March 22, 2011, the Company entered into the FRB Agreement with the Federal Reserve Bank of Richmond. The FRB Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank. Pursuant to the FRB Agreement, the Company agreed to seek the prior written approval of the Federal Reserve Bank of Richmond before (i) declaring or paying any dividends, (ii) directly or indirectly taking dividends or any other form of payment representing a reduction in capital from the Bank, (iii) directly or indirectly making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (iv) directly or indirectly incurring, increasing or guaranteeing any debt, or (v) directly or indirectly purchasing or redeeming any shares of its stock.

Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the Bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “Tidelands Bank – Prompt Corrective Action.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Tidelands Bank – Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends. .” Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.

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

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one that (i) has a total risk-based capital ratio of 10% or greater, and (ii) has a tier 1 risk-based capital ratio of 8% or greater, and (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and (iv) has a leverage capital ratio of 5% or greater and (v) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one that(i) has a total risk-based capital ratio of 8% or greater, and (ii) has a tier 1 risk-based capital ratio of 4% or greater and (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.
•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one that (i) has a total risk-based capital ratio of less than 8% or (ii) has tier 1 risk-based capital ratio of less than 4%, or (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.
•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one that (i) has a total risk-based capital ratio of less than 6% or (ii) has a tier 1 capital ratio of less than 3%, or (iii) has a common equity Tier 1 risk-based capital ratio of less than 3%, or (iv)has a leverage capital ratio of less than 3%.
•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one that has a ratio of tangible equity to total assets that is equal to or less than 2%.

If the FDIC determines, after notice and an opportunity for hearing, that the Bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the Bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If a bank, such as the Bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions apply governing the rate the Bank may be permitted to pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the “national rate” paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity. The “national rate” is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the “national rate” can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

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

As of December 31, 2015, the Bank was deemed to be “adequately capitalized.” As further described below, the Consent Order, among other things, requires the Bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days from the effective date of the Consent Order. As of December 31, 2015, the Bank was not in compliance with the minimum capital requirements established in the Consent Order. Even if the Bank achieves compliance with the capital requirements in the Consent Order, until the Consent Order is terminated, the Bank will not be able to be regarded as “well capitalized,” regardless of its capital levels.

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

Branching. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the State Board. In addition, with prior regulatory approval, the Bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch is to be opened would permit a bank chartered by that state to open a de novo branch.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
17

The deposit operations of the Bank also are subject to:

•	the Federal Deposit Insurance Act, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The number of government entities authorized to take action against Tidelands Bank has expanded under the Dodd-Frank Act. The FDIC continues to have primary enforcement authority over the Bank. In addition, the CFPB also has back-up enforcement authority with respect to the consumer protection statutes above. Specifically, the CFPB may request reports from and conduct limited examinations of the Bank in conducting investigations involving the consumer protection statutes. Further, state attorneys general may bring civil actions or other proceedings under the Dodd-Frank Act or regulations against state-chartered banks, including the Bank. Prior notice to the CFPB and the FDIC would be necessary for an action against the Bank. The CFPB may intervene in any of these actions.

Anti-Money Laundering. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed through 2019, as described below. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001and amended, in part, the Bank Secrecy Act. The USA Patriot Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the Federal Crimes Enforcement Network (“FinCEN”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities or money laundering. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact FinCEN.

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

Due to the large number of bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009. In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 to re-capitalize the Deposit Insurance Fund. The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution. We did not request exemption from the prepayment requirement. During 2015, we expensed $1.1 million in deposit insurance.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds that were issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

We are in default under the Indentures governing our junior subordinated debentures and the related trust preferred securities. As a result, the trustee has sent us notices of default declaring all principal and accrued interest, totaling $18.2 million at December 30, 2015, due and payable. The trustee is evaluating all courses of action as a result of the events of default, and we could be forced into involuntary bankruptcy.

We supported our growth through the issuance of trust preferred securities from two special purpose trusts and an accompanying sale of $14.4 million of junior subordinated debentures to these trusts. We conditionally guaranteed payment of the principal and interest on the trust preferred securities of these trusts.

Since December 30, 2010, we began exercising our right to defer all quarterly distributions on our junior subordinated debentures. We were permitted to defer these interest payments for up to 20 consecutive quarterly periods, although interest continued to accrue on the junior subordinated debentures and interest on such deferred interest also accrued and compounded quarterly from the date such deferred interest would have been payable were it not for the extension period. However, all of the deferred interest, including interest accrued on such deferred interest, became due and payable at the end of the deferral period, which was on December 30, 2015. We did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indentures. As a result, on March 8, 2016, we received notices of default from the trustee related to the junior subordinated debentures accelerating all principal and accrued interest and demanding payment of all such amounts from the Company. At December 30, 2015, the aggregate principal amount of the junior subordinated debentures plus all accrued interest was $18.2 million. We will not be able to pay this amount if we are not able to raise additional capital. Even if we succeed in raising this capital, we will have to be released from the FRB Agreement or obtain approval from the Federal Reserve Bank of Richmond to make such a payment. The trustee is evaluating all courses of action as a result of the events of default, and we could be forced into involuntary bankruptcy. In the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.

There is substantial doubt about our ability to continue as a going concern.

We have prepared our Consolidated Financial Statements contained in this Annual Report assuming that the Company will be able to continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to our financial results, and the other regulatory and other matters discussed herein, management continues to assess a number of factors including liquidity, capital, and profitability that affect our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to continue as a going concern, then our common shareholders will likely lose all of their investment in the Company, and the holders of our Series T Preferred Stock issued to the U.S. Treasury under the TARP program and our trust preferred securities, may lose all, or a material portion of, their investments.

We have an immediate need to raise a material amount of additional capital. We have been trying to raise additional capital or find a merger partner for several years, with no success, and there are no assurances that we will be able to do so.

We have been seeking to raise additional capital or find a merger partner since the imposition of the Consent Order, and we are continuing to work diligently to do so. Our ability to raise additional capital will depend in part on conditions in the capital markets, which are outside our control, and on our financial performance. In addition, we have found it particularly difficult to attract investors given the amount of our outstanding senior equity, including the Series T Preferred Stock issued to the U.S. Treasury under the TARP program and the trust preferred securities that we have issued. At December 31, 2015, the amount of these outstanding senior securities was $20.1 million. Under Federal Reserve policy, any new capital issued by the Company will need to be common stock, which will be subordinate to these senior securities. Accordingly, it will be difficult for us to raise the additional capital that we need, even if we are able to negotiate reduced payments to these senior securities holders. If we are successful in raising additional capital, our existing shareholders’ percentage ownership interests will be diluted significantly. If we cannot find a merger partner or raise additional capital to meet the Company’s requirement to pay all principal and accrued interest on the junior subordinated debentures (which was recently accelerated by the trustee under the related Indentures), and meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we could be forced into involuntary bankruptcy by the trustee or the holders of the trust preferred securities, or we could be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then our common shareholders will likely lose all of their investment in the Company, and the holders of our Series T Preferred Stock issued to the U.S. Treasury under the TARP program and our trust preferred securities, may lose all, or a material portion of, their investments.

We are subject to a Consent Order that requires us to take certain actions.

On June 1, 2010, the FDIC and the State Board conducted their annual joint examination of the Bank. As a result of the examination, the Bank entered into a Consent Order, effective December 28, 2010, with the FDIC and the State Board, which contains, among other things, a requirement that our bank achieve and maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well capitalized” banks. Under this enforcement action, the Bank may no longer accept, renew, or roll over brokered deposits. In addition, under the Consent Order, we are required to obtain FDIC approval before making certain payments to departing executives and before adding new directors or senior executives. Our regulators have considerable discretion in whether to grant required approvals, and no assurance can be given that such approvals would be forthcoming. In addition, we are required to take certain other actions in the areas of capital, liquidity, asset quality, and interest rate risk management, as well as to file periodic reports with the FDIC and the State Board regarding our progress in complying with the Consent Order. Any material failure to comply with the terms of the Consent Order could result in further enforcement action by the FDIC. While we intend to take such actions as may be necessary to comply with the requirements of the Consent Order and subsequent FDIC guidance, to date, the Bank has failed to meet all of the requirements in the Consent Order, including the minimum capital requirements. For additional discussion of the Consent Order, please refer to the section entitled “Financial and Regulatory Developments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Tidelands Bank may become subject to a federal conservatorship or receivership by the FDIC if it cannot comply with the Consent Order, or if its condition continues to deteriorate.

As noted above, the Bank executed a Consent Order with the FDIC and the State Board. The Consent Order requires the Bank to, among other things, implement a plan to achieve and maintain minimum capital requirements. The Bank is not currently in compliance with these minimum capital requirements. In addition, the condition of our loan portfolio may continue to deteriorate and thus continue to deplete our capital and other financial resources. Should we fail to achieve compliance with the capital requirements in the Consent Order, or suffer a continued deterioration in our financial condition, we may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver. If these events occur, we probably would suffer a complete loss of the value of our ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC. Federal conservatorship or receivership would also result in a complete loss of your investment.

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

As of December 31, 2015, approximately 78.2% of our loans were secured by real estate mortgages. The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability, asset quality and ultimately our capital levels. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder’s equity could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction lending.

Commercial real estate, commercial and industrial and construction lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2015, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate – 47.6%, commercial and industrial – 7.4%, residential construction – 8.6%, and commercial construction – 4.6%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

As of December 31, 2015, our outstanding commercial real estate loans were equal to 399% of our total capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and may increase our cost of funds. As of December 31, 2015, we had 19 loans on nonaccrual status totaling approximately $7.7 million, and our allowance for loan loss was $4.0 million. For the year ended December 31, 2015, we recorded $1.2 million as a provision for loan losses, compared to $71,000 in 2014. Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

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

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which could have an adverse effect on our results of operations.

Economic recession or other economic problems, including those affecting our South Carolina markets, but also those affecting the U.S. or world economies, could have a material adverse impact on the demand for our products and services. Since the conclusion of the last recession, economic growth has been slow and uneven, and unemployment levels remain high. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. If economic conditions deteriorate, or if there are negative developments affecting the domestic and international credit markets, the value of our loans and investments may be harmed, which in turn would have an adverse effect on our business, financial condition, results of operations and the price of our common stock.

Our common stock is not listed for trading on any national securities exchange and, therefore, there is a limited public trading market for our common stock.

Our common stock is not listed for trading on any national securities exchange, and we presently do not intend to apply to list our common stock on any national securities exchange at any time in the foreseeable future. Our stock is currently quoted on the OTC Pink Marketplace under the symbol “TDBK “. Trading of securities on the OTC market is generally limited and is effected on a less regular basis than other exchanges, such as NASDAQ or the NYSE. Consequently, the liquidity of our common stock and our investors’ ability to sell shares of our common stock may be limited. This limited market may restrict our investors’ ability to sell shares of our common stock at a desirable or stable price , or at all, at any one time.

Because of our participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”), we are subject to several restrictions including restrictions on compensation paid to our executives and other employees.

In December 2008, as part of the Capital Purchase Program established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008, we entered into a Letter Agreement and Securities Purchase Agreement with Treasury (collectively, the “CPP Purchase Agreement”) pursuant to which we issued and sold to Treasury (i) 14,448 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”), and (ii) a ten-year warrant to purchase up to 571,821 shares of our common stock (the “CPP Warrant”) with an initial exercise price of $3.79 per share. Under the terms of the CPP Purchase Agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity we issued or may issue to the Treasury, including the common stock we may issue under the CPP Warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive and the next 20 most highly compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives and the next five most highly compensated employees; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Legislation or regulatory changes could cause us to seek to repurchase the Series T preferred stock and CPP warrant that we sold to the U.S. Treasury under the Capital Purchase Program.

Legislation and regulation that have been adopted after we closed on our sale of Series T Preferred Stock and the CPP warrant to the U.S. Treasury for $14.4 million under the CPP on December 19, 2008, or any legislation or regulations that may be implemented in the future, may have a material effect on the terms of our CPP transaction with the Treasury. If we determine that any such legislation or any regulations alter the terms of our CPP transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the Series T preferred stock or CPP warrant that we sold to the U.S. Treasury. If we were to repurchase all or a portion of the Series T preferred stock or CPP warrant, then our capital levels could be materially reduced.

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

As of December 31, 2015, approximately $68.0 million of our loans, or 228.5% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of a bank’s capital. At December 31, 2015, $45.4 million of our commercial loans, or 152.5% of our bank’s capital, exceeded the supervisory loan to value ratio. As of December 31, 2015, approximately 8.5% of the loans in our portfolio included collateral exceptions to our loan policies. As a result of these exceptions, those loans may have a higher risk of loss than the other loans in our portfolio that fully comply with our loan policies. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

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

Interest rates remained steady for 2015 and 2014 with only one increase of 25 basis points in December of 2015. Approximately 28.3% of our loans were variable rate loans at December 31, 2015. The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates. However the interest that we earn on our assets may not change in the same amount or at the same rates as the interest rates we must pay on our sources of funds. Accordingly, increases in interest rates may reduce our net interest income due to increasing costs of funds. In addition, an increase in interest rates may decrease the demand for loans. Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

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

Traditionally, the primary sources of funds of our bank subsidiary have been customer deposits and loan repayments. Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to use such funding source, there is no assurance that the FDIC will grant us the approval, when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website. Secondary sources of liquidity may include proceeds from the Federal Home Loan Bank (the “FHLB”) advances and federal funds lines of credit from correspondent banks. The Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in more restrictive borrowing requirements. Because we are adequately capitalized, we are required to pledge additional collateral for FHLB advances.

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

We are limited in the amount we can loan a single borrower by the amount of the Bank’s capital. Our legal lending limit is 15% of the Bank’s capital and surplus, or $4.5 million at December 31, 2015. This is significantly less than the limit for our larger competitors and may affect our ability to seek relationships with larger businesses in our market areas. We expect to sell participations only on a limited basis going forward.

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

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which we summarize in this Annual Report on Form 10-K for the year ended December 31, 2015, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures. For example, material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions and other factors impacting the level of probable inherent losses. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

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

We are exposed to the possibility that customers may prepay their loans to pay down loan balances, which could reduce our interest income and profitability.

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

The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes. Although the full impact of the new requirements on our operations is unclear, the changes resulting from the Dodd Frank Act may impact the profitability of our business activities. The Dodd-Frank Act has required that we develop new and more extensive compliance policies and practices, and maintain higher capital and liquidity levels. These and other changes may adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make changes necessary to comply with these requirements at the expense of normal business operations. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws of regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

The final Basel III capital rules generally require insured depository institutions and certain holding companies to hold more capital, which could adversely affect our financial condition and operations.

In July 2013, the federal banking agencies published new regulatory capital rules based on the international standards, known as Basel III, that had been developed by the Basel Committee on Banking Supervision. The new rules raised the risk-based capital requirements and revised the methods for calculating risk-weighted assets, usually resulting in higher risk weights. The new rules became effective as applied to the Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019. Bank holding companies with less than $1.0 billion in total consolidated assets, such as the Company, are not subject to the Basel III rules.

The Basel III rules increase capital requirements and include two new capital measurements that will affect the Bank, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out of CET1 over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and noncumulative perpetual preferred stock issued before May 19, 2010 in additional Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

Beginning on January 1, 2015, the Bank’s Basel III-based minimum risk-based capital requirements were (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (unchanged from the former requirement). The Bank’s leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increased the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the former requirement of 100%. We will also be required to hold capital against short-term commitments that are not unconditionally cancellable. All changes to the risk weights took effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy.

Our ability to pay dividends on our common stock is restricted.

Since our inception, we have not paid any cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. The Company is a bank holding company that conducts substantially all of its operations through Tidelands Bank. As a result, our ability to make dividend payments on our common stock depends primarily on certain state and federal regulatory considerations and the receipt of dividends and other distributions from Tidelands Bank. The ability of Tidelands Bank to pay cash dividends to us is currently prohibited by the restrictions of the Consent Order. In addition, we are currently prohibited from declaring or paying any dividends under the FRB Agreement, without the prior written approval of the Federal Reserve. Also, as a result of the Company’s deferral of dividend payments on our Series T Preferred Stock issued to the U.S. Treasury pursuant to the CPP and deferral of interest payments on our junior subordinated debtentures, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full.

Banks and bank holding companies are also generally subject to certain regulatory restrictions on the payment of cash dividends. In addition, the Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends could be deemed an unsafe or unsound practice, if such dividends are not supported by recent earnings or we or our subsidiary bank do not, in the view of the regulators, have sufficient capital. The ability of the Bank to pay cash dividends to us is also limited by its obligations to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to South Carolina state banks and banks that are regulated by the FDIC. If we do not satisfy these regulatory requirements, we will be unable to pay cash dividends on our common stock.

The Series T Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the CPP Warrant we issued to the U.S. Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series T Preferred Stock issued to the U.S. Treasury through the Capital Purchase Program will reduce the net income available to common shareholders and our earnings per common share. Notably, because we did not redeem the Series T Preferred Stock prior to the fifth anniversary of the issuance date, the cost of this capital increased on May 15, 2014 from 5.0% per annum (approximately $722,000 annually) to 9.0% per annum (approximately $1.3 million annually). Also, we have been forced to defer and accrue quarterly dividend payments to the U.S. Treasury and, thus, as noted above, we are prohibited from paying dividends on our common stock until all deferred dividends on the Series T Preferred Stock are paid in full. The Series T Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the CPP Warrant we issued to the U.S. Treasury in conjunction with the sale of the Series T Preferred Stock is exercised. The 571,821 shares of common stock underlying the CPP Warrant represent approximately 11.8% of the shares of our common stock outstanding as of March 21, 2016 (including the shares issuable upon exercise of the CPP Warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the CPP Warrant, a transferee of any portion of such warrant or of any shares of common stock acquired upon exercise of such warrant is not bound by this restriction.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

The following table sets forth the location of our main banking office, branch banking offices and operations center, as well as certain information relating to these facilities.

Type of Office	Location	Year Opened	Total Retail Deposits as of December 31, 2015	Leased or Owned
Main Office	875 Lowcountry Boulevard in Mount Pleasant, South Carolina	2004	$97,325,119	Leased

Summerville Branch Office	1510 Trolley Road in Summerville, South Carolina	2007	$53,307,236	Owned

Myrtle Beach Branch Office	1312 Professional Drive in Myrtle Beach, South Carolina	2007	$69,943,506	Leased

Park West Branch Office - Mount Pleasant	1100 Park West Blvd. in Mount Pleasant, South Carolina	2007	$21,404,425	Owned

West Ashley Branch Office - Charleston	946 Orleans Road in Charleston, South Carolina	2007	$43,605,687	Leased

Bluffton Branch Office	52 Burnt Church Road in Bluffton, South Carolina	2008	$72,313,804	Leased

Murrells Inlet Branch Office	11915 Plaza Drive in Murrells Inlet, South Carolina	2008	$62,610,205	Leased

Operations Center	840 Lowcountry Boulevard in Mount Pleasant, South Carolina	2007	N/A	Owned

Executive Office Building	830 Lowcountry Boulevard in Mount Pleasant, South Carolina	2011	N/A	Owned

Okatie Crossing ATM Site	15 Baylor Brooke Drive in Bluffton, South Carolina	2014	N/A	Owned
33

Item 3. Legal Proceedings.

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Shares

Our stock is currently quoted on the OTC Pink Marketplace under the symbol “TDBK”. As of March 15, 2016; we had approximately 473 shareholders of record.

The following table shows the reported high and low bid quotations for shares of our common stock for the periods indicated. The stated high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low
2015
Fourth Quarter	$0.33	$0.18
Third Quarter	0.37	0.12
Second Quarter	0.50	0.26
First Quarter	0.48	0.36

2014
Fourth Quarter	$0.44	$0.33
Third Quarter	0.53	0.41
Second Quarter	0.50	0.33
First Quarter	0.50	0.30

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. Under the terms of the FRB Agreement, the Company is currently prohibited from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank of Richmond. In addition, because the Company is a legal entity separate and distinct from the Bank and has little direct income itself, the Company relies on dividends paid to it by the Bank in order to pay dividends on its common stock. As a South Carolina state bank, the Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. The Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital. In addition, the ability of the Bank to pay cash dividends to us is also currently prohibited by the restrictions of the Consent. Order with the FDIC and the State Board. Further, as a result of the Company’s deferral of dividend payments on its Series T Preferred Stock issued to the U.S. Treasury pursuant to the CPP and deferral of interest payments on its junior subordinated debentures, the Company is prohibited from paying any dividends on its common stock until all deferred payments have been made in full

As a result of these restrictions on the Company, including the restrictions on the Bank’s ability to pay dividends to the Company, the Company does not anticipate paying dividends for the foreseeable future, and all future dividends will be dependent on the Company’s financial condition, results of operations, and cash flows, as well as capital regulations and dividend restrictions from the Federal Reserve Bank of Richmond, the FDIC, and the State Board.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, the Company had no equity compensation plans pursuant to which any of the Company’s securities remain available for future issuance.

Item 6. Selected Financial Data.

Not required

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Our discussion and analysis for the years ended December 31, 2015 and 2014 is based on our audited financial statements for such periods. The following discussion describes our results of operations for the year ended December 31, 2015 as compared to December 31, 2014, and analyzes our financial condition as of December 31, 2015 as compared to December 31, 2014.

Overview

We were incorporated in January 2002 to organize and serve as the holding company for Tidelands Bank. As of December 31, 2015, we had total assets of $466.2 million, total gross loans of $324.2 million, total deposits of $420.5 million, and total shareholders’ equity of $1.9 million.

The following table sets forth selected measures of our financial performance for the periods indicated.

	For the Years Ended December 31,
	2015	2014
	(dollars in thousands)
Net loss available to common shareholders	$(3,521)	$(1,830)
Total assets	466,235	475,581
Total net loans	320,166	313,247
Total deposits	420,510	428,114
Shareholders’ equity	1,947	5,341

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

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances, Income and Expenses, and Rates” table shows for the periods indicated the average balance for each category of our assets and liabilities, as well as the average yield we earned or the average rate we paid with respect to each category. A review of this table shows that our loans historically have provided higher interest yields than our other types of interest-earning assets, which is why we have invested a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a discussion to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses against our operating earnings for each period. In the “Loans” and “Allowance for Loan Losses and Provisions” sections below, we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the “Noninterest Income” and “Noninterest Expense” sections below.

Critical Accounting Policies

We have adopted accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2015.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

We believe other real estate is a critical accounting policy that requires significant judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our other real estate include judgments about the estimated value of the property, the impact of current events, and conditions and other factors impacting the value. Under different conditions or using different assumptions, the actual value of other real estate determined by us may be different from management’s estimates provided in our consolidated financial statements.

Financial and Regulatory Developments

Going Concern Considerations

We have prepared the consolidated financial statements contained in this Annual report assuming that the Company will be able to continue as going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, due to our financial results for the period ended December 31, 2015, and the other regulatory and other matters discussed herein, management continues to assess a number of factors including liquidity, capital, and profitability that affect our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable continue as a going concern. Although we are committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time. If we are unable to continue as a going concern, our shareholders will likely lose all of their investment in the Company. See Note 2 -”Going Concern Considerations and Regulatory Matters” to our Consolidated Financial Statements of this Annual Report.

Event of Default on our Trust Preferred Securities

On March 8, 2016, we received notices of default from Wilmington Trust Company, in its capacity as Trustee, relating to the trust preferred securities of the statutory trusts previously formed by the Company and indicated below. The notices of default related specifically to (i) the Indenture dated February 22, 2006, between the Company and Wilmington Trust Company, related to the trust preferred securities of Tidelands Statutory Trust I under which the Company issued $8.0 million of Floating Rate Junior Subordinated Notes due 2036, and (ii) the Indenture dated June 20, 2008, between the Company and Wilmington Trust Company, related to the trust preferred securities of Tidelands Statutory Trust II under which the Company issued $6.0 million of Floating Rate Junior Subordinated Notes due 2038. We refer to the Floating Rate Junior Subordinated Notes due 2036 and the Floating Rate Junior Subordinated Notes due 2038 collectively herein as the junior subordinated debentures.

As permitted by the Indentures, we previously exercised our right to defer interest payments on the junior subordinated debentures for a period of five years. As provided in the notices of default, our right to defer such interest payments expired on December 30, 2015, at which time all deferred interest became due and payable. We did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indentures. However, under the Indentures, the principal amount of the junior subordinated debentures, together with any premium and unpaid accrued interest, only becomes due upon such an event of default after the trustee, or the holders of not less than 25% of the applicable junior subordinated debentures outstanding, declares such amounts due and payable by written notice to the Company. As noted above, we received notices of default from Wilmington Trust Company on March 8, 2016, in its capacity as Trustee under the Indentures, declaring the entire principal amount of the junior subordinated debentures immediately due and payable, and, in accordance with the Indentures, demanding payment by the Company of the entire amount due and payable on the junior subordinated debentures. As of March 1, 2016, the total principal amount outstanding on the junior subordinated debentures plus accrued and unpaid interest was $18.3 million.

Written Agreement with the Federal Reserve Board

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

Consent Order with the FDIC and the South Carolina State Board

On June 1, 2010, the FDIC and the South Carolina State Board (the “State Board”) conducted their annual joint examination of the Bank. As a result of the examination, the Bank entered into a Consent Order, effective December 28, 2010 (the “Consent Order”), with the FDIC and the State Board. The Consent Order requires the Bank to, among other things, take the following actions:

•	Establish, within 60 days from the effective date of the Consent Order, a board committee to monitor compliance with the Consent Order, consisting of at least four members of the board, three of whom shall not be officers of the Bank. This requirement has been completed by the Bank.
38

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
39

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

We have taken actions to comply with the requirements of both the FRB Agreement and the Consent Order. All of the requirements of the Consent Order except for the following two have been completed: (1) capital levels are below the thresholds of 10% for Total Risk-Based Capital and 8% for Tier 1 Leverage Capital and (2) credit concentrations within the portfolio continue to decrease, but remain elevated.

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

Results of Operations

Income Statement Review

Summary

Our net loss available to common shareholders was approximately $3.5 million for the year ended December 31, 2015, compared to a net loss available to common shareholders of $1.8 million for the year ended December 31, 2014. The net loss after taxes for the year ended December 31, 2015 was $1.8 million compared to $431,000 for the year ended December 31, 2014. We recorded provisions for loan losses of $1.2 million and $71,000 for the years ended December 31, 2015 and 2014, respectively.

Net interest income before provision expense decreased $642,000 to $11.9 million for the year ended December 31, 2015, compared to $12.6 million for December 31, 2014. Noninterest income increased from $1.2 million for the year ended December 31, 2014 to $1.4 million for the year ended December 31, 2015. The increase in noninterest income is primarily attributable to an $83,000 increase in residential mortgage origination fees, a $93,000 increase in other service fees and commissions and an $83,000 increase in other income in 2015. Noninterest expense decreased $135,000 to $13.9 million for the year ended December 31, 2015, compared to $14.1 million for the year ended December 31, 2014.

Net Interest Income

During 2015, total assets were reduced by $9.3 million while gross loans increased by $6.2 million and deposits decreased by $7.6 million.

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio has historically been the primary driver of net interest income. We anticipate any growth in loans will result in growth in assets and net interest income.

Our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments. At December 31, 2015, loans represented 69.6% of total assets, while securities and interest bearing balances represented 18.5% of total assets. While we focus on increasing the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as investment yields become more attractive.

At December 31, 2015, retail deposits represented $420.5 million, or 92.6% of total funding, which includes total deposits plus borrowings. Borrowings represented $33.4 million, or 7.4% of total funding. We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits. Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. We operate seven full service banking offices located along the South Carolina coast. We anticipate that our full service banking offices will assist us in meeting these objectives. We believe these strategies will provide us with additional customers and a lower alternative cost of funding.

Net interest income decreased $642,000 for the year ended December 31, 2015 as the result of a decrease in interest income of $792,000, which was offset by a decrease of $150,000 in funding costs as compared to the prior year period. For the years ended December 31, 2015 and 2014, average interest-bearing liabilities exceeded average interest-earning assets by $12.3 million and $19.2 million, respectively.

The current low interest rate environment has resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings. The net interest margin decreased to 2.85% during the year ended December 31, 2015, as a result of the Bank’s lower rate and volume of interest earning assets. Our net interest margin for the year ended December 31, 2014 was 2.97%.

Years Ended December 31, 2015 and 2014

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates

(in thousands)	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning assets:
Interest bearing balances	$16,050	$80	0.50%	$14,681	$79	0.53%
Taxable investment securities	80,629	1,364	1.69%	81,978	1,655	2.02%
Loans receivable(1)	321,010	15,528	4.83%	326,503	16,030	4.91%
Total earning assets	418,000	16,972	4.06%	423,162	17,764	4.20%

Nonearning assets:
Cash and due from banks	5,563			4,202
Mortgage loans held for sale	184			185
Premises and equipment, net	20,293			21,076
Other assets	34,954			38,751
Allowance for loan losses	(4,754)			(5,432)
Total nonearning assets	56,239			58,782
Total assets	$474,240			$481,944

Interest-bearing liabilities:
Interest bearing transaction accounts	$37,085	71	0.19%	$38,745	81	0.21%
Savings & money market	106,274	372	0.35%	98,291	344	0.35%
Time deposits less than $100,000	93,025	1,175	1.26%	101,080	1,248	1.23%
Time deposits greater than $100,000	160,458	2,176	1.36%	168,073	2,245	1.33%
Securities sold under repurchase agreement	10,000	446	4.46%	10,000	445	4.45%
Advances from FHLB	9,000	361	4.01%	11,762	369	3.14%
Junior subordinated debentures	14,434	449	3.12%	14,434	468	3.24%
ESOP borrowings	—	—	—%	19	—	—%
Federal funds purchased	5	—	—%	8	—	0.56%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	430,281	5,050	1.17%	442,412	5,200	1.18%

Noninterest-bearing liabilities:
Demand deposits	30,087			25,615
Other liabilities	9,804			7,833
Shareholders’ equity	4,068			6,084

Total liabilities and shareholders’ equity	$474,240			$481,944
Net interest income		$11,922			$12,564
Net interest spread			2.89%			3.02%
Net interest margin			2.85%			2.97%
(1) Includes nonaccruing loans

Our net interest spread was 2.89% and 3.02% for the years ended December 31, 2015 and 2014, respectively. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

Net interest income, the largest component of our income, was $11.9 million and $12.6 million for the years ended December 31, 2015 and 2014, respectively. The decrease in 2015 was a result of lower income and volume on bonds and loans and was partially offset by lower volumes in interest bearing liabilities.

Interest income for the year ended December 31, 2015 was $17.0 million, consisting primarily of $15.5 million on loans, $1.4 million on investments, and $43,000 on interest bearing balances, and $37,000 in other interest income. Interest income for the year ended December 31, 2014 was $17.8 million, consisting primarily of $16.0 million on loans, $1.7 million on investments, and $36,000 on interest bearing balances, and $42,000 in other interest income. Interest and fees on loans represented 91.5% and 90.2% of total interest income for the years ended December 31, 2015 and 2014, respectively. Income from investments, interest bearing, and other interest income represented 8.5% and 9.8%, of total interest income for the years ended December 31, 2015 and 2014, respectively. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 76.9% and 77.2% of average interest-earning assets for the years ended December 31, 2015 and 2014, respectively.

During 2015, we focused on local retail deposits. Under the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. In 2015, we strategically lowered some of our rates which led to a decrease in our overall cost of funding by $150,000. Interest expense for the year ended December 31, 2015 was approximately $5.0 million, consisting primarily of $3.8 million related to deposits, $361,000 related to FHLB advances, $446,000 related to securities sold under repurchase agreements, and $450,000 related to junior subordinated debentures. Interest expense for the year ended December 31, 2014 was approximately $5.2 million, consisting primarily of $3.9 million related to deposits, $369,000 related to FHLB advances, $445,000 related to securities sold under repurchase agreements and $468,000 related to junior subordinated debentures. Interest expense on deposits for the years ended December 31, 2015 and 2014 represented 75.1% and 75.3%, respectively, of total interest expense, while interest expense on borrowings represented 24.9% and 24.7% respectively, of total interest expense. During the year ended December 31, 2015, average interest-bearing liabilities were lower by $12.1 million than for the same period in 2014.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended December 31, 2015 vs. December 31, 2014
(in thousands)	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total
Interest income
Loans	$(254)	$(252)	$4	$(502)
Taxable investment securities	(27)	(269)	4	(292)
Interest bearing balances	7	(5)	—	2
Total interest income	(274)	(526)	8	(792)

Interest expense
Deposits	(39)	(86)	1	(124)
Junior subordinated debentures	—	(19)	—	(19)
Advances from FHLB	(87)	103	(24)	(8)
Securities sold under repurchase agreements	—	1	—	1
Federal funds purchased	—	—	—	—
ESOP borrowings	—	—	—	—
Total interest expense	(126)	(1)	(23)	(150)
Net interest income	$(148)	$(525)	$31	$(642)

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations. We review our loan portfolio monthly to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Balance Sheet Review – Allowance for Loan Losses and Provisions” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Included in the statement of operations for the years ended December 31, 2015 and 2014 is a noncash expense related to the provision for loan losses of approximately $1.2 million and $71,000, respectively. The allowance for loan losses was approximately $4.0 million and $4.7 million, as of December 31, 2015 and 2014, respectively. The allowance for loan losses as a percentage of loans was 1.25% at December 31, 2015 and 1.49% at December 31, 2014. At December 31, 2015, we had 19 nonaccrual loans totaling approximately $7.7 million compared to 24 loans totaling $6.8 million at December 31, 2014. For the year ended December 31, 2015, net charge offs totaled approximately $1.9 million compared to approximately $1.3 million for 2014.

Noninterest Income

The following table sets forth information related to our noninterest income:

	Years Ended December 31,
	2015	2014
	(in thousands)
Service fees on deposit accounts	$40	$37
Residential mortgage origination fees	273	190
Gain (Loss) on sale of investment securities	6	(32)
Loss on sale of other assets	(69)	(5)
Other service fees and commissions	613	519
Bank owned life insurance	424	430
Other	91	11
Total noninterest income	$1,378	$1,150

Noninterest income for the year ended December 31, 2015 was approximately $1.4 million, an increase of $228,000, compared to noninterest income of $1.1 million during the same period in 2014. The increase was primarily attributable to an increase in various fees.

Residential mortgage origination fees consist primarily of mortgage origination fees we receive on residential loans funded and closed by a third party. Residential mortgage origination fees were $273,000 and $190,000 for the years ended December 31, 2015 and 2014, respectively. The increase of $83,000 in 2015 related primarily to an increase in volume in the mortgage department.

Service fees on deposits consist primarily of service charges on our checking, money market, and savings accounts. Deposit fees were $40,000 and $37,000 for the years ended December 31, 2015 and 2014, respectively. Other service fees, commissions and the fee income received from customer non-sufficient funds (“NSF”) transactions were $613,000 and $519,000 for the years ended December 31, 2015 and 2014, respectively.

We also earned $424,000 and $430,000 in noninterest income received from bank owned life insurance for the years ended December 31, 2015 and 2014, respectively. Other income consists primarily of fees received on debit and credit card transactions, income from sales of checks, various settlements and the fees received on wire transfers. Other income was $91,000 and $9,000 each for the years ended December 31, 2015 and 2014.

Noninterest Expense

The following table sets forth information related to our noninterest expense.

	Years Ended December 31,
	2015	2014
	(in thousands)
Salaries and benefits	$6,811	$6,082
Occupancy	1,550	1,521
Furniture and equipment expense	1,051	1,022
Other real estate owned expense (profit)	(234)	728
Professional fees	1,236	1,229
Advertising and marketing	280	275
Insurance	383	419
FDIC assessment	1,084	1,074
Data processing and related costs	772	811
Telephone	208	201
Postage	10	8
Office supplies, stationery and printing	101	93
Other loan related expense	229	189
Other	454	416
Total noninterest expense	$13,935	$14,068

We incurred noninterest expense of $13.9 million for the year ended December 31, 2015, compared to $14.1 million for the year ended December 31, 2014. For the year ended December 31, 2015, the $962,000 decrease in other real estate owned expenses, which was offset by an increase in salaries and benefits expenses of $735,000 and primarily accounted for the decrease in noninterest expense compared to the same period in 2014. For the year ended December 31, 2015, the remaining differences resulted primarily from increases of $40,000 in other loan expense, $30,000 in other expenses, and $29,000 in furniture and equipment expense.

Occupancy expense was $1.5 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively. Our branch locations provide increased visibility and new customer traffic to the Bank. With these new customers, both loan and deposit accounts increase, and additional revenue is generated through interest income on loans and service charges on deposit accounts.

Salary and benefit expense was $6.8 million and $6.1 million for the years ended December 31, 2015 and 2014, respectively. Salaries and benefits represented 48.9% and 43.8% of our total noninterest expense for the years ended December 31, 2015 and 2014, respectively. This increase was mainly due to hiring additional lenders, branch managers and compliance staff. The increased staff cost of approximately $500,000 is partly due to the burden of additional regulations and compliance costs.

Data processing and related costs were $772,000 and $811,000 for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, our data processing costs for our core processing system were $576,000 compared to $706,000 for the year ended December 31, 2014. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

We incurred income tax expense of $0 for the year ended December 31, 2015 compared to $4,000 for the same period in 2014. Management has determined that it is not likely that the deferred tax asset related to continuing operations at December 31, 2015 will be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At December 31, 2015, we had total assets of $466.2 million, consisting principally of $324.2 million in loans, $78.1 million in investment securities, $8.2 million in interest bearing balances, $19.7 million in net premises, furniture and equipment, $16.7 million in bank owned life insurance, $12.8 million in other real estate owned and $5.7 million in cash and due from banks. Our liabilities at December 31, 2015 totaled $464.3 million, consisting principally of $420.5 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, and $9.0 million in FHLB advances. At December 31, 2015, our shareholders’ equity was $1.9 million.

Investments

At December 31, 2015, the $78.1 million in our investment securities portfolio represented approximately 16.8% of our total assets, compared to $82.3 million, or 17.3% of total assets, at December 31, 2014. At December 31, 2015, we held U.S. treasuries, U.S. government agency securities, government sponsored enterprises, small business administration securities, and mortgage-backed securities with a fair value of $78.1 million and an amortized cost of $79.7 million for a net unrealized loss of $1.6 million. During 2015, we utilized the investment portfolio to provide additional income and to absorb liquidity. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

Contractual maturities and yields on our investments at December 31, 2015 are shown in the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$11,961	1.16%	$—	—%	$1,813	3.08%	$13,774	1.41%
US Treasuries	—	—%	4,475	1.07%	—	—%	—	—%	4,475	1.07%
SBA loan pools	—	—%	—	—%	921	2.15%	9,239	2.08%	10,160	2.08%
Mortgage-backed securities	—	—%	—	—%	102	1.18%	44,343	1.79%	44,445	1.79%
Total	$—	—%	$16,436	1.13%	$1,023	2.07%	$55,395	1.88%	$72,854	1.65%

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held to Maturity:
Government-sponsored enterprises	$—	—%	$—	—%	$2,005	2.34%	$1,006	3.30%	$3,011	2.66%
Mortgage-backed securities	—	—%	—	—%	—	—%	1,237	2.66%	1,237	2.66%
SBA loan pools securities	—	—%	—	—%	1,006	2.28%	—	—%	1,007	2.28%
Total	$—	—%	$—	—%	$3,011	2.32%	$2,243	2.95%	$5,255	2.59%

At December 31, 2015, our investments included government sponsored enterprises with fair values of approximately $16.8 million, U.S. treasuries with fair values of approximately $4.5 million, and small business administration surety bonds with fair values of approximately $11.2 million. Collateralized Mortgage Obligations (“CMO”) and Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with fair value of approximately $6.1 million, $16.2 million and $23.3 million, respectively.

Other nonmarketable equity securities at December 31, 2015 consisted of Federal Home Loan Bank stock with a cost of $832,800 and other investments of approximately $63,150.

The amortized costs and the fair value of our investments at December 31, 2015, 2014 and 2013 are shown in the following tables.

	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Available for Sale:
US Treasuries	$4,474	$4,475	$4,461	$4,459	$—	$—
Government-sponsored enterprises	13,814	13,774	8,921	8,815	6,939	6,321
SBA loan pools	10,372	10,160	11,394	11,106	12,093	11,275
Mortgage-backed securities	45,815	44,445	59,311	57,882	67,143	63,244
Total	$74,475	$72,854	$84,087	$82,262	$86,175	$80.840

	December 31, 2015		December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Held to Maturity:
Government-sponsored enterprises	$3,011	$3,016	$—	$—	$—	$—
SBA loan pools	1,007	1,003	—	—	—	—
Mortgage-backed securities	1,237	1,203	—	—	—	—
Total	$5,255	$5,222	$—	$—	$—	$—

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the years ended December 31, 2015 and 2014 were $321.3 million and $326.5 million, respectively. Gross loans outstanding at December 31, 2015 and 2014 were $324.2 million and $318.1 million, respectively.

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

The following table summarizes the composition of our loan portfolio:

	2015		2014		2013		2012		2011
	(dollars in thousands)
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial and industrial	$23,978	7.4%	$22,632	7.1%	$22,474	6.8%	$17,514	5.1%	$19,841	5.3%
Real Estate
Mortgage	253,617	78.3%	248,249	78.0%	255,091	77.1%	257,472	75.8%	278,532	73.4%
Construction	42,696	13.1%	44,388	14.0%	51,289	15.4%	61,828	18.2%	78,740	20.7%
Total real estate	296,313	91.4%	292,637	92.0%	306,380	92.5%	319,300	94.0%	357,272	94.1%
Consumer
Consumer	4,059	1.2%	2,818	0.9%	2,325	0.7%	3,058	0.9%	3,195	0.8%
Total gross loans	324,350	100.0%	318,087	100.0%	331,179	100.0%	339,872	100.0%	380,308	100.2%
Deferred origination fees, net	(139)	(0.0%)	(90)	(0.0%)	(90)	(0.0%)	(144)	(0.0%)	(665)	(0.2%)

Total gross loans, net of deferred fees	324,211	100.0%	317,997	100.0%	331,089	100.0%	339,728	100.0%	379,643	100.0%
Less – allowance for loan losses	(4,045)		(4,750)		(6,026)		(6,727)		(10,320)
Total loans, net	$320,166		$313,247		$325,063		$333,001		$369,323

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2015:

	One year or less	After one but within five years	After five years	Total
	(in thousands)
Commercial	$6,548	$16,527	$903	$23,978
Real estate	50,956	202,805	42,552	296,313
Consumer	911	2,647	501	4,059
Deferred origination fees, net	(34)	(103)	(2)	(139)
Total gross loans, net of deferred fees	$58,381	$221,876	$43,954	$324,211

Gross loans maturing after one year with:
Fixed interest rates				$197,234
Floating interest rates				68,701
Total				$265,935
49

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

Our methodology for determining our historical loss ratio is to analyze the most recent losses because we believe this period encompasses the most appropriate time period. We use a fully migrated loss history for all loan pools and all risk grades. The resulting historical loss factor is used as a beginning point upon which we add our adjustments based on the qualitative factors discussed above. Once the qualitative adjustments are made, we refer to the final amount as the total factor. The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

During the second quarter of 2015, the Company began using 12 quarters to measure historical losses rather than a 6 quarter period as used previously. The Company believes that the longer period used to determine historical losses captures a longer economic cycle, including periods of economic uncertainty that are unlike those the Company has experienced in the past three years. The Company also believes that using 12 quarters to measure historical losses is more indicative of the expected losses and risks inherent in the portfolio.

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

The general reserve decreased during 2015 due to lower loan balances, a substantial lowering of impaired loans, and substantially improved delinquency trends. Improving charge-offs the last three years compared to prior years has resulted in much lower historical loss ratios. These lower loss ratios resulted in a reduced requirement for our general reserve during 2015.

The following table summarizes the activity related to our allowance for loan losses.

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balance, beginning of year	$4,750	$6,026	$6,727	$10,320	$11,459
Provision for loan losses	1,175	71	435	3,028	10,619
Charge offs, Commercial and Industrial	(598)	(485)	(301)	(199)	(804)
Charge offs, Real Estate Mortgage	(1,799)	(548)	(1,625)	(3,801)	(8,025)
Charge offs, Real Estate Construction	(330)	(743)	(800)	(2,571)	(3,637)
Charge offs, Consumer	(1)	(3)	(66)	(312)	(30)
Recoveries, Commercial and Industrial	23	89	89	16	11
Recoveries, Real Estate Mortgage	225	217	729	205	388
Recoveries, Real Estate Construction	599	102	826	29	316
Recoveries, Consumer	1	24	12	12	23
Balance, end of year	$4,045	$4,750	$6,026	$6,727	$10,320

Total loans outstanding at end of period	$324,211	$317,996	$331,089	$339,728	$379,644
Allowance for loan losses to gross loans	1.25%	1.49%	1.82%	1.98%	2.72%
Net charge-offs to average loans	0.58%	0.41%	0.33%	1.83%	2.86%
51

Nonperforming Assets

The following table sets forth our nonperforming assets.

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Nonaccrual loans	$7,724	$6,839	$14,043	$23,118	$34,292
Other real estate owned	12,753	17,519	18,693	22,647	18,906
Accruing TDR’s	8,450	8,738	13,012	30,207	23,771
Total nonperforming assets	$28,927	$33,096	$45,748	$75,972	$76,969

Nonperforming assets to total assets	6.20%	6.96%	9.40%	14.42%	14.41%

We experienced decreases in past due loans, impaired loans and other real estate owned during 2015.

The Bank had 19 loans on non-accrual status at December 31, 2015, totaling $7.7 million and 24 loans on nonaccrual status totaling $6.8 million at December 31, 2014. Of the 19 loans on nonaccrual status at December 31, 2015, it is anticipated that 15 loans totaling approximately $7.0 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure. An additional two loans amounting to approximately $576,000 are expected to be paid down or paid in full, one loan totaling approximately $55,000 will be charged-off, and one loan totaling approximately $78,000 is expected to move back to an accruing status. At December 31, 2015 and December 31, 2014, the allowance for loan losses was $4.0 million and $4.7 million, respectively, or 1.25% and 1.49%, respectively, of outstanding loans. At December 31, 2015 the Bank had 31 impaired loans totaling $16.9 million, which is a decrease of $6.8 million when compared to the year ended December 31, 2014. This decrease was primarily related to one loan that was renewed at current terms, a few loans that were paid out and multiple loans that were moved to other real estate owned. We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.

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

As of December 31, 2015, we had 47 loans with a current principal balance of $19.6 million on the watch list, compared to 25 loans with a current principal balance of $13.9 million at December 31, 2014. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either move it to “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $1.9 million at December 31, 2015 as compared to $1.8 million at December 31, 2014. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned. At December 31, 2015, there were no loans past due greater than 90 days that were not already placed on nonaccrual. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2015 and 2014, the gross interest that we would have recorded if the loans were in current status was $243,000 and $113,000 respectively. Forgone interest income on impaired loans was $122,000 and $425,000 during the years ended December 31, 2015 and 2014, respectively.

Deposits

Our primary source of funds for loans and investments is our deposits. Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. We no longer have any brokered or wholesale deposits. Our loan-to-deposit ratio was 77.1% and 74.3% at December 31, 2015 and 2014, respectively. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2015, 2014 and 2013.

	December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$30,087	—%	$25,615	—%	$20,666	—%
Interest bearing demand deposits	37,085	0.19%	38,745	0.21%	49,957	0.39%
Savings and money market accounts	106,274	0.35%	98,291	0.35%	103,641	0.41%
Time deposits less than $100,000	93,025	1.26%	101,080	1.23%	104,943	1.25%
Time deposits greater than $100,000	160,458	1.36%	168,073	1.33%	168,166	1.37%
Total deposits	$426,929	0.89%	$431,804	0.91%	$447,373	0.95%

All of our time deposits are certificates of deposit. The maturity distribution of our time deposits of $100,000 or more at December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
	(in thousands)
Three months or less	$26,121	$18,904	$17,364
Over three through six months	34,163	33,384	24,816
Over six though twelve months	45,327	23,742	28,718
Over twelve months	49,062	86,868	101,598
Total	$154,673	$162,898	$172,496

The decrease in time deposits of $100,000 or more for the year ended December 31, 2015 compared to the same period in 2014 resulted from our decision to focus on checking deposit growth. As of December 31, 2015, the Bank had $28.0 million in certificates of deposits greater than $250,000.

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the years ended December 31, 2015 and 2014 and the amounts outstanding at the end of each period, the maximum amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending Balance	Period End Rate	Maximum Month End Balance	Average for the Period Balance Rate
	(dollars in thousands)
At or for the year ended December 31, 2015:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.46%
Advances from FHLB	9,000	3.96%	9,000	9,000	4.01%
Junior subordinated debentures	14,434	3.29%	14,434	14,434	3.12%
ESOP borrowings	—	—%	—	—	—%
Federal funds purchased	—	—%	—	8	—%

At or for the year ended December 31, 2014:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.45%
Advances from FHLB	9,000	3.96%	13,000	11,762	3.14%
Junior subordinated debentures	14,434	3.20%	14,434	14,434	3.24%
ESOP borrowings	—	—%	—	19	—%
Federal funds purchased	—	—%	—	8	0.56%
53

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

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window.

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks. At December 31, 2015, we had $9.0 million in total advances and lines outstanding from the FHLB with a remaining credit availability of $62.4 million and an excess lendable collateral value of approximately $2.0 million. As of December 31, 2015, we had $6.0 million fed funds line from Alostar Bank and a $5.0 million fed funds line from Raymond James. We also have credit availability through the Federal Reserve Discount Window. As of December 31, 2015, $132,000 was available based on qualifying collateral. The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction. Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $1.9 million at December 31, 2015 and $5.3 million at December 31, 2014. The decrease is attributable to the net loss of $1.8 million for the year ended December 31, 2015, preferred stock dividends accrued of $1.7 million, offset by decrease of $127,000 in the fair value of available for sale securities. Since our inception, we have not paid any cash dividends on our common shares.

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Return on average assets	(0.38%)	(0.09%)	(0.20%)
Return on average equity	(44.49%)	(7.08%)	(13.71%)
Average equity to average assets ratio	0.86%	1.26%	1.47%

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

Effective January 1, 2015, to be considered “well-capitalized” a bank is required to maintain a leverage capital ratio of at least 5%, a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. In addition, an institution (such as the Bank) cannot be considered well-capitalized if it is subject to any order or written directive to meet and maintain a specific capital level for any capital measure (such as the Consent Order). Under the Consent Order, the Bank is required to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011. As of December 31, 2015, the Bank is not in compliance with the capital requirements established in the Consent Order.

Tidelands Bancshares, Inc.

The following table sets forth the Company’s various capital ratios at December 31, 2015 and 2014.

	2015	2014
Common Equity Tier 1	(3.22%)	N/A
Leverage ratio	0.84%	1.81%
Tier 1 risk-based capital ratio	1.10%	2.45%
Total risk-based capital ratio	2.20%	4.91%

Tidelands Bank

The following table sets forth the Bank’s various capital ratios at December 31, 2015 and 2014. At December 31, 2015, the Bank was considered adequately capitalized.

	2015	2014
Common Equity Tier 1	7.19%	N/A
Leverage ratio	5.47%	5.67%
Tier 1 risk-based capital ratio	7.19%	7.70%
Total risk-based capital ratio	8.33%	8.95%
55

On February 22, 2006, Tidelands Statutory Trust (“Trust I”), a non-consolidated subsidiary of the Company, issued and sold floating rate capital securities of the trust, generating net proceeds of $8.0 million. The trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The junior subordinated debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. On October 10, 2006, we closed a public offering in which 1,200,000 shares of our common stock were issued at a purchase price of $15.00 per share. Net proceeds after deducting the underwriter’s discount and expenses were $16.4 million.

On June 20, 2008, Tidelands Statutory Trust II (“Trust II”), a non-consolidated subsidiary of the Company, issued and sold fixed/floating rate capital securities of the trust, generating proceeds of $6.0 million. Trust II loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The junior subordinated debentures qualify as Tier 1capital under Federal Reserve Board guidelines.

On December 19, 2008, we entered into the CPP Purchase Agreement with the U.S. Treasury, pursuant to which the Company issued and sold to Treasury (i) 14,448 shares of the Company’s Series T Preferred Stock, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant to purchase up to 571,821 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $3.79 per share, for an aggregate purchase price of $14,448,000 in cash. The Series T Preferred Stock qualifies as Tier 1 capital under Federal Reserve Board guidelines and was entitled to cumulative dividends at a rate of 5% per annum for the first five years, and beginning with the May 15, 2014 dividend date, is now entitled to a cumulative dividend at a rate of 9% per annum.

The Company began deferring dividend payments on the Series T Preferred Stock beginning with the dividend payment date of November 15, 2010. Although the Company is permitted to defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the Series T Preferred Stock. The Company deferred its seventh dividend payment in May 2012. As such, the Treasury has appointed an observer to our Board of Directors. As of December 31, 2015, the amount of cumulative unpaid dividends on the Series T Preferred Stock was $5,462,068.

In December 2010, we began exercising our right to defer all quarterly distributions on our junior subordinated debentures related to our trust preferred securities of Trust I and Trust II. We were permitted to defer these interest payments for up to 20 consecutive quarterly periods, although interest continued to accrue on the junior subordinated debentures and interest on such deferred interest also accrued and compounded quarterly from the date such deferred interest would have been payable were it not for the extension period. However, all of the deferred interest, including interest accrued on such deferred interest, became due and payable at the end of the deferral period, which was on December 30, 2015. We did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indentures. As a result, on March 8, 2016, we received notices of default from the trustee related to the junior subordinated debentures accelerating all principal and accrued interest and demanding payment of all such amounts from the Company. As of December 31, 2015, the total principal amount outstanding on the junior subordinated debentures plus accrued and unpaid interest was $18.2 million. All deferred distributions will continue to accrue interest and are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

We continue to search for additional capital, and we are also searching for a potential merger partner. Although we are pursuing both of these approaches simultaneously, there can be no assurances that we will either raise additional capital or find a merger partner. If we continue to decrease the size of the Bank or can maintain the Bank’s profitability, then we could achieve the capital ratios required under the Consent Order with less additional capital, although prospective investors would likely require us to raise materially more capital than these minimums, including sufficient funds to repay the Series T Preferred Stock and repay our junior subordinated debentures in full, including all accrued and unpaid interest. Under Federal Reserve policy, any new capital issued by the Company will likely be common stock, which will be subordinate to our senior securities, including the Series T Preferred Stock and junior subordinated debentures. Accordingly, it will be difficult for us to raise the additional capital that we need, even if we are able to negotiate reduced payments to these senior securities holders. In addition, any additional capital that we are able to raise will be highly dilutive to our existing common shareholders. There are no assurances that we will be able to raise this capital or find a merger partner.

If we cannot find a merger partner or raise additional capital to meet the Company’s requirement to repay the junior subordinated debentures in full, plus all accrued and unpaid interest, as demanded by the trustees recent notices of default on the junior subordinated debentures, and meet the minimum capital requirements set forth under the Consent Order, or if we suffer a continued deterioration in our financial condition, we could be forced into involuntary bankruptcy by the trustee or the holders of the trust preferred securities, or we could be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then our common shareholders will likely lose all of their investment in the Company, and the holders of our Series T Preferred Stock and junior subordinated debentures may lose all, or a material portion of, their investment in the Company. Our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern. Please refer to Note 2 – “Going Concern Considerations and Regulatory Matters, “located in the notes to our consolidated financial statements.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2015, unfunded commitments to extend credit were $19.1 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2015, there were commitments totaling approximately $502,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 28.3% of our loans were variable rate loans at December 31, 2015 and 73.2% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a smaller portion of our loans reprice within a year, a larger majority of our deposits will reprice within a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

The Company

Prior to the recent economic downturn, the Company, if needed, would have relied on dividends from the Bank as its primary source of liquidity. Currently, however, the Company has no available sources of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order previously discussed further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs. Unless the Company is able to raise capital, it will have no means of satisfying its funding needs. In addition, the Company will also need to raise additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC in the Consent Order. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of December 31, 2015, the Bank is categorized as adequately capitalized, but is not in compliance with the capital requirements in the Consent Order.

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

The Company began deferring the payments of interest on its outstanding junior subordinated debentures beginning with the scheduled payment date of December 30, 2010. Our ability to defer these interest payments was limited to no longer than 20 consecutive quarterly periods. The Company did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indentures. As a result, on March 8, 2016, we received notices of default from the trustee related to the junior subordinated debentures accelerating all principal and accrued interest and demanding payment of all such amounts from the Company. As of December 31, 2015, the total principal amount outstanding on the junior subordinated debentures plus accrued and unpaid interest was $18.2 million. We will not be able to pay this amount if we are not able to raise a sufficient amount of additional capital. Even if we succeed in raising this capital, we will have to be released from the FRB Agreement or obtain approval from the Federal Reserve Bank of Richmond to make such a payment. The trustee is evaluating all courses of action as a result of the events of default, and we could be forced into involuntary bankruptcy. In the event of our bankruptcy, dissolution or liquidation, the holders of the trust preferred securities must be satisfied before any distributions can be made on our common stock.

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

At December 31, 2015 and December 31, 2014, our liquid assets, which consist of cash and due from banks, amounted to $13.9 million and $21.3 million, or 3.0% and 4.5% of total assets, respectively. Our available-for-sale securities at December 31, 2015 and December 31, 2014 amounted to $72.9 million and $82.3 million, or 15.6% and 17.3% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $17.7 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances. As of December 31, 2015, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5 million, and $132,000 with the Federal Reserve Bank. These credit lines are currently secured by $6.6 million, $0, and $412,000, respectively in bonds as of December 31, 2015. The Raymond James line of credit is required to be secured by bonds prior to any disbursements. A line of credit is also available from the FHLB with a remaining credit availability of $62.4 million and an excess lendable collateral value of approximately $2.0 million at December 31, 2015.

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

Not required.

Item 8: Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tidelands Bancshares, Inc. and Subsidiary

Charleston, South Carolina

We have audited the accompanying consolidated balance sheets of Tidelands Bancshares, Inc. and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidelands Bancshares, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 11, as of December 31, 2015 the Company has deferred interest payments on its junior subordinated debentures since December 30, 2010. Under the terms of the debentures, the Company may defer payments for up to 20 consecutive quarters without creating a default. Payment for the 20th quarter interest deferral period was due December 30, 2015. The Company failed to make that payment, the trustees of the corresponding trusts, would have the right, after any applicable grace period, to declare a default and exercise various remedies, including demanding immediate payment in full of the entire balance of outstanding principal and accrued interest of the debentures and pursuing further remedies as a result of the default. The total principal amount outstanding of the debentures and accrued interest as of December 31, 2015 is $14.4 million and $3.2 million, respectively. Our opinion is not modified with respect to this matter.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, as of December 31, 2015, the Company has deferred interest payments on its junior subordinated debentures since December 30, 2010. Under the terms of the debentures, the Company may defer payments for up to 20 consecutive quarters without creating a default. Payment for the 20th quarter interest deferral period became due December 30, 2015. The Company failed to make that payment, and the trustees of the corresponding trusts, have the right, after any applicable grace period, to declare a default and exercise various remedies, including demanding immediate payment in full of the entire balance of outstanding principal and accrued interest of the debentures and pursuing further remedies as a result of the default. The total principal amount outstanding of the debentures an accrued interest as of December 31, 2015 is $14.4 million and $3.2 million, respectively. This consideration raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are further discussed in Note 2. These consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina

March 21, 2016

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,733,049	$4,327,269
Interest bearing balances	8,155,490	16,958,000
Total cash and cash equivalents	13,888,539	21,285,269
Securities available-for-sale	72,854,275	82,261,996
Securities held-to-maturity	5,254,558	—
Nonmarketable equity securities	895,950	905,400
Total securities	79,004,783	83,167,396
Mortgage loans held for sale	704,250	—
Loans receivable	324,211,251	317,996,474
Less allowance for loan losses	4,045,227	4,749,537
Loans, net	320,166,024	313,246,937
Premises, furniture and equipment, net	19,734,679	20,760,992
Accrued interest receivable	1,145,963	1,308,204
Bank owned life insurance	16,709,143	16,285,081
Other real estate owned	12,752,533	17,518,665
Other assets	2,128,829	2,008,077
Total assets	$466,234,743	$475,580,621

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$34,104,265	$26,743,189
Interest-bearing transaction accounts	37,022,130	38,824,146
Savings and money market accounts	105,963,416	102,113,233
Time deposits $100,000 and over	154,672,973	162,898,316
Other time deposits	88,747,198	97,534,837
Total deposits	420,509,982	428,113,721

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	9,000,000	9,000,000
Junior subordinated debentures	14,434,000	14,434,000
Accrued interest payable	3,565,369	3,159,215
Other liabilities	6,778,562	5,532,996
Total liabilities	464,287,913	470,239,932

Commitments and contingencies-Note 6, 17, and 22

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding	14,448,000	14,448,000
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176 shares issued and outstanding	42,772	42,772
Common stock-warrant, 571,821 shares outstanding	1,112,248	1,112,248
Capital surplus	41,550,104	41,550,104
Retained deficit	(54,201,346)	(50,680,789)
Accumulated other comprehensive loss	(1,004,948)	(1,131,646)
Total shareholders’ equity	1,946,830	5,340,689
Total liabilities and shareholders’ equity	$466,234,743	$475,580,621

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended December 31, 2015 and 2015

	2015	2014
Interest income:
Loans, including fees	$15,527,444	$16,029,854
Securities available-for-sale, taxable	1,295,382	1,655,425
Securities held-to-maturity, taxable	68,665	—
Interest bearing deposits	43,443	36,141
Other interest income	36,806	42,399
Total interest income	16,971,740	17,763,819
Interest expense:
Time deposits $100,000 and over	2,175,613	2,243,718
Other deposits	1,617,648	1,673,691
Other borrowings	1,256,725	1,282,304
Total interest expense	5,049,986	5,199,713
Net interest income	11,921,754	12,564,106
Provision for loan losses	1,175,000	71,000
Net interest income after provision for loan losses	10,746,754	12,493,106

Noninterest income:
Service charges on deposit accounts	39,889	37,450
Residential mortgage origination income	273,013	190,220
Gain (Loss) on sale of securities available-for-sale	6,053	(32,118)
Loss on sale and disposal of other assets	(68,649)	(5,076)
Other service fees and commissions	612,546	519,096
Increase in cash surrender value of BOLI	424,062	429,933
Other	91,449	8,666
Total noninterest income	1,378,363	1,148,171
Noninterest expense:
Salaries and employee benefits	6,810,720	6,081,635
Net occupancy	1,549,511	1,521,391
Furniture and equipment	1,051,407	1,022,172
Other real estate owned (profit) expense, net	(234,237)	727,795
Other operating	4,757,471	4,714,824
Total noninterest expense	13,934,872	14,067,817
Loss before income taxes	(1,809,755)	(426,540)
Income tax expense	—	4,000
Net loss	$(1,809,755)	$(430,540)
Preferred dividends accrued	1,710,803	1,399,052
Net loss available to common shareholders	$(3,520,558)	$(1,829,592)

Comprehensive Income (loss)
Net loss	$(1,809,755)	$(430,540)
Unrealized gain (loss) on securities available-for-sale	210,403	3,477,510
Reclassification adjustment for realized (gain) loss on securities	(6,053)	32,118
Tax effect	(77,652)	(1,333,659)
Comprehensive income (loss)	$(1,683,057)	$1,745,429
Loss per common share
Basic loss per common share	$(0.83)	$(0.43)
Diluted loss per common share	$(0.83)	$(0.43)
Weighted average common shares outstanding
Basic	4,259,936	4,212,770
Diluted	4,259,936	4,212,770

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2015 and 2014

	Preferred Stock		Common Stock	Common Stock		Unearned ESOP	Capital	Retained	Accumulated other C omprehensive
	Shares	Amount	Warrants	Shares	Amount	Shares	Surplus	(Deficit)	income (loss)	Total
Balance, December 31, 2013	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$(1,183,898)	$42,708,140	$(48,851,197)	$(3,307,615)	$4,968,450
Repayment of ESOP borrowings							(1,158,036)			(1,158,036)
Preferred stock dividends accrued								(1,399,052)		(1,399,052)
Allocation of unearned ESOP shares						1,183,898				1,183,898
Net loss								(430,540)		(430,540)
Other comprehensive income									2,175,969	2,175,969

Balance, December 31, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(50,680,789)	$(1,131,646)	$5,340,689

Preferred stock dividends accrued								(1,710,802)		(1,710,802)
Net loss								(1,809,755)		(1,809,755)
Other comprehensive income									126,698	126,698

Balance, December 31, 2015	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$—	$41,550,104	$(54,201,346)	$(1,004,948)	$1,946,830

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(1,809,755)	$(430,540)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	1,175,000	71,000
Depreciation and amortization of premises, furniture and equipment	1,222,970	1,161,067
Discount accretion and premium amortization, net	375,298	396,123
Proceeds from sale of residential mortgages held-for-sale	12,510,019	10,382,947
Disbursements for residential mortgages held-for-sale	(13,214,269)	(10,382,947)
Decrease in accrued interest receivable	162,241	193,175
Increase in accrued interest payable	406,153	467,198
Increase in cash surrender value of life insurance	(424,062)	(429,933)
Gain from sale of other real estate owned	(880,375)	(399,812)
(Gain) Loss from sale of securities available-for-sale	(6,053)	32,118
Loss from sale and disposal of other assets	68,299	5,076
Decrease in carrying value of other real estate owned	54,797	574,244
Increase in other assets	(198,404)	(146,034)
Decrease in other liabilities	(465,236)	(12,378)
Net cash provided (used) by operating activities	(1,023,377)	1,481,304
Cash flows from investing activities:
Purchases of securities available-for-sale	(10,999,216)	(10,720,979)
Purchases of securities held-to-maturity	(5,280,631)	—
Proceeds from sales of securities available-for-sale	7,227,111	2,771,695
Proceeds from calls, maturities, and paydowns of securities available-for-sale	13,028,386	9,979,470
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	22,069	—
Net (increase) decrease in loans receivable	(9,846,434)	7,138,877
Proceeds from sale of other real estate owned	7,344,057	5,605,556
Purchase of premises, furniture and equipment, net	(264,956)	(865,253)
Net cash provided by investing activities	1,230,386	13,909,366
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	9,409,242	9,092,809
Net decrease in certificates of deposit and other time deposits	(17,012,981)	(17,902,569)
Repayment of FHLB advances	—	(4,000,000)
Repayment of ESOP borrowings	—	(600,000)
Decrease in unearned ESOP shares	—	25,862
Net cash used for financing activities	(7,603,739)	(13,383,898)
Net increase (decrease) in cash and cash equivalents	(7,396,730)	2,006,772
Cash and cash equivalents, beginning of year	21,285,269	19,278,497
Cash and cash equivalents, end of year	$13,888,539	$21,285,269

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$4,643,833	$4,732,515
Transfer of loans to foreclosed assets	$1,752,347	$4,606,046
Preferred stock-dividends accrued	$1,710,803	$1,399,052
Change in unrealized gain (loss) on securities available for sale	$204,352	$3,509,628

See accompanying notes to the consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the requirements for annual audited financial statements. The financial information as of December 31, 2015 has been derived from the audited financial statements as of that date.

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

Securities Held-to-Maturity - Securities held-to-maturity are carried at amortized cost, management has the positive intent and ability to hold them to maturity.

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

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans held for sale, for which the fair value option has been elected, are recorded at fair value as of each balance sheet date. The fair value includes the servicing value of the loans as well as any accrued interest.

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

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. The Company’s judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which the Company believes to be reasonable, but which may or may not prove to be accurate. The Company’s determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of the Company’s overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, the Company’s historical loan loss experience, and a review of specific problem loans. The Company also considers subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. During the second quarter of 2015, the Company began using 12 quarters to measure historical losses rather than a 6 quarter period as used previously. The Company believes that the longer period used to determine historical losses captures a longer economic cycle, including periods of economic uncertainty that are unlike those the Company has experienced in the past three years. The Company also believes that using 12 quarters to measure historical losses is more indicative of the expected losses and risks inherent in the portfolio. The provision for loan losses and recoveries of loans previously charged off are added to the allowance. Our analysis in accordance with generally accepted accounting principles (“GAAP”) indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

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

Stock Option Plan - On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company. The Stock Plan expired on May 10, 2014 and there were no options outstanding at December 31, 2015 and 2014.

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

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments using a modified retrospective approach. The adoption of this amendment did not have a material effect on its consolidated financial statements.

In May 2014 and August 2015, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2014, the FASB issued guidance, which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments were effective for the Company for the first interim or annual period beginning after December 15, 2014. The adoption of this amendment did not have a material effect on its consolidated financial statements.

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

In February 2015, the FASB issued guidance, which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued new guidance to change accounting for leases and that will generally require most leases to be recognized on the balance sheet. The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee’s rights to use the underlying assets for the lease terms for lease arrangements longer than 12 months. Under this approach, a lessee will account for most existing capital/finance leases as Type A leases and most existing operating leases as Type B leases. Type A and Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

NOTE 2 – GOING CONCERN CONSIDERATIONS AND REGULATORY MATTERS

Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2015. The Company had a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs. However, the Bank’s financial condition has suffered as a result of the economic downturn.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flows and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. The Bank’s nonperforming assets at December 31, 2015 were $20.5 million compared to $24.4 million at December 31, 2014 and $32.7 million at December 31, 2013. As a percentage of total assets, nonperforming assets were 4.39% as of December 31, 2015, 5.12% as of December 31, 2014 and 6.73% as of December 31, 2013. As a percentage of total loans, nonperforming loans were 2.38% as of December 31, 2015, 2.15% as of December 31, 2014 and 4.24% as of December 31, 2013.

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

The Company has been deferring interest payments on its trust preferred securities since December 2010 and has deferred interest payments for 20 consecutive quarters. The Company was allowed to defer payments for up to 20 consecutive quarterly periods, although interest continued to accrue and compounded quarterly from the date such deferred interest would have been payable were it not for the extension period. All of the deferred interest, including interest accrued on such deferred interest, became due and payable at the end of the applicable deferral period, which was on December 30, 2015. At December 31, 2015, total accrued interest equaled $3,184,290. We were not able to raise a sufficient amount of additional capital and the Company was not be able to pay this interest when it became due. If the Company succeeds in raising capital, it will have to be released from the Written Agreement or obtain approval from the Federal Reserve Bank of Richmond to pay interest on the trust preferred securities. This interest was not paid by December 30, 2015; the Company is in default under the terms of the indenture related to the trust preferred securities. The Company failed to pay the deferred and compounded interest at the end of the deferral period, the trustee or the holders of 25% of the aggregate trust preferred securities outstanding, provided written notice to the Company on March 8, 2016. They declared the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities is $14.4 million. The trustee or the holders of the trust preferred securities by declaring this default under the trust preferred securities, could force the Company into involuntary bankruptcy.

Management believes the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver.

The Company will need to raise substantial additional capital to pay all interest accrued on its trust preferred securities payable at the end of the deferral period, which is on December 30, 2015, and to increase the Bank’s capital levels to meet the standards set forth by the FDIC in the Consent Order. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of December 31, 2015, the Bank is categorized as “adequately capitalized.”

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of our compliance will be made by the FDIC and the State Board. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. As of December 31, 2015, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2015
	Carrying Amount		Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,733,049		$5,733,049	$5,733,049	$—	$—
Interest bearing balances	8,155,490		8,155,490	8,155,490	—	—
Securities available-for-sale	72,854,275		72,854,275	4,474,688	68,379,587	—
Securities held-to-maturity	5,254,558		5,221,623	—	5,221,623	—
Nonmarketable equity securities	895,950		895,950	—	—	895,950
Mortgage loans held-for-sale	704,250		704,250	—	704,250	—
Loans receivable	324,211,251		321,959,119	—	306,355,758	15,603,361

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$177,089,811		$177,089,811	$—	$177,089,811	$—
Certificates of deposit and other time deposits	243,420,171		242,259,000	—	242,259,000	—
Securities sold under agreements to repurchase	10,000,000		10,328,000	—	10,328,000	—
Advances from Federal Home Loan Bank	9,000,000		9,163,000	—	9,163,000	—
Junior subordinated debentures	14,434,000	(1)	N/A(1)	—	—	N/A(1)

	December 31, 2014
	Carrying Amount		Estimated Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Cash and due from banks	$4,327,269		$4,327,269	$4,327,269	$—	$—
Interest bearing balances	16,958,000		16,958,000	16,958,000	—	—
Securities available-for-sale	82,261,996		82,261,996	4,458,906	77,803,090	—
Nonmarketable equity securities	905,400		905,400	—	—	905,400
Loans receivable	317,996,474		316,801,415	—	295,073,003	21,728,412

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$167,680,568		$167,680,568	$—	$167,680,568	$—
Certificates of deposit and other time deposits	260,433,153		259,904,000	—	259,904,000	—
Securities sold under agreements to repurchase	10,000,000		10,735,000	—	10,735,000	—
Advances from Federal Home Loan Bank	9,000,000		9,247,000	—	9,247,000	—
Junior subordinated debentures	14,434,000	(1)	N/A(1)	—	—	N/A(1)

(1)	The Company is unable to determine value based on the significant unobservable inputs required in the calculation. Refer to Note 11 for further information.

	December 31, 2015	December 31, 2014
	Notional Amount	Notional Amount
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$19,112,618	$17,911,866
Letters of credit	501,751	545,614

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

Assets measured at fair value on a recurring basis are as follows as of December 31, 2015 and 2014:

Available-for-sale: December 31, 2015	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
US Treasuries	$4,474,688	$—	$—
Government sponsored enterprises	—	13,773,797	—
Mortgage-backed securities	—	44,445,132	—
SBA loan pools	—	10,160,658	—
Mortgage loans held-for-sale	—	704,250	—
Total	$4,474,688	$69,083,837	$—

December 31, 2014
US Treasuries	$4,458,906	$—	$—
Government sponsored enterprises	—	8,814,888	—
Mortgage-backed securities	—	57,881,853	—
SBA loan pools	—	11,106,349	—
Total	$4,458,906	$77,803,090	$—

Held-to-maturity: December 31, 2015	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government sponsored enterprises	$—	$3,016,363	$—
Mortgage-backed securities	—	1,202,437	—
SBA loan pools	—	1,002,823	—
Total	$—	$5,221,623	$—

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2015 and 2014:

December 31, 2015	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$15,603,361
Other real estate owned	—	—	12,752,533
Total	$—	$—	$28,355,894
December 31, 2014
Impaired loans	$—	$—	$21,728,412
Other real estate owned	—	—	17,518,665
Total	$—	$—	$39,247,077

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	December 31, 2015	December 31, 2014	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs
Other real estate owned	$12,752,533	$17,518,665	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs
Impaired loans	$15,603,361	$21,728,412	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND CASH EQUIVALENTS

The Company maintains cash balances on hand in order to meet reserve requirements determined by the Federal Reserve. At December 31, 2015, the Bank had $285,000 on hand with the Federal Reserve Bank to meet this requirement. At December 31, 2015, the Bank had $1.2 million in actual currency and cash on hand, $4.5 million in due from non-interest bearing balances and $8.2 million in due from interest bearing balances.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

Available-for-sale:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2015
US Treasuries	$4,473,861	$2,164	$1,337	$4,474,688
Government-sponsored enterprises	13,814,519	2,740	43,462	13,773,797
Mortgage-backed securities	45,815,211	17,161	1,387,240	44,445,132
SBA loan pools	10,371,569	—	210,911	10,160,658
Total	$74,475,160	$22,065	$1,642,950	$72,854,275

December 31, 2014
US Treasuries	$4,461,116	$—	$2,210	$4,458,906
Government-sponsored enterprises	8,920,551	5,277	110,940	8,814,888
Mortgage-backed securities	59,311,268	34,030	1,463,445	57,881,853
SBA loan pools	11,394,296	—	287,947	11,106,349
Total	$84,087,231	$39,307	$1,864,542	$82,261,996

Held-to-maturity:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2015
Government-sponsored enterprises	$3,011,148	$7,750	$2,535	$3,016,363
Mortgage-backed securities	1,237,308	—	34,871	1,202,437
SBA loan pools	1,006,102	—	3,279	1,002,823
Total	$5,254,558	$7,750	$40,685	$5,221,623

The amortized cost and estimated fair values of investment securities at December 31, 2015, by contractual maturity dates are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Available-For-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	16,468,380	16,436,025	—	—
Due after five years through ten years	925,381	921,433	3,010,900	3,015,370
Due after ten years	11,216,188	11,051,685	1,006,350	1,003,816
Subtotal	28,609,949	28,409,143	4,017,250	4,019,186
Mortgage-backed securities	45,815,211	44,445,132	1,237,308	1,202,437
Total Securities	$74,425,160	$72,854,275	$5,254,558	$5,221,623

At December 31, 2015 and December 31, 2014, investment securities with market values of $17,690,070 and $19,600,592 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $7,227,111 and $2,771,695 for the years ended December 31, 2015 and 2014, respectively. There were gross realized gains on the sale of investment securities of $17,654 with gross realized losses of $11,601 resulting in a net realized gain of $6,053 for the year ended December 31, 2015. There were gross realized losses of $32,118 resulting in a net realized loss of $32,118 for the year ended December 31, 2014. The cost of investments sold is determined using the specific identification method.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014.

Available-for-sale:	Less than Twelve months		Twelve months or more		Total
December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US Treasuries	$1,495,313	$1,337	$—	$—	$1,495,313	$1,337
Government-sponsored enterprises	12,782,240	43,462	—	—	12,782,240	43,462
Mortgage-backed securities	5,079,922	42,448	37,421,026	1,344,792	42,500,948	1,387,240
SBA loan pools	2,158,767	14,042	8,001,891	196,869	10,160,658	210,911
Total	$21,516,242	$101,289	$45,422,917	$1,541,661	$66,939,159	$1,642,950

	Less than Twelve months		Twelve months or more		Total
December 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US Treasuries	$4,458,906	$2,210	$—	$—	$4,458,906	$2,210
Government-sponsored enterprises	—	—	6,827,436	110,940	6,827,436	110,940
Mortgage-backed securities	3,539,126	10,561	44,632,067	1,452,884	48,171,193	1,463,445
SBA loan pools	—	—	11,106,349	287,947	11,106,349	287,947
Total	$7,998,032	$12,771	$62,565,852	$1,851,771	$70,563,884	$1,864,542

Held-to-maturity:	Less than Twelve months		Twelve months or more		Total
December 31, 2015	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
Government-sponsored enterprises	$1,003,816	$2,535	$—	$—	$1,003,816	$2,535
Mortgage-backed securities	1,202,437	34,871			1,202,437	34,871
SBA loan pools	1,002,823	3,279	—	—	1,002,823	$3,279
Total	$3,209,076	$40,685	$—	$—	$3,209,076	$40,685

Securities classified as available-for-sale are recorded at fair market value. Of the securities in an unrealized loss position, there were thirty-four securities in a continuous loss position for 12 months or more at December 31, 2015 and there were thirty-nine securities in a continuous loss position for 12 months or more at December 31, 2014. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the fair value of stock in community bank holding companies of $63,150 and $63,500 as of December 31, 2015 and 2014, respectively, and the Federal Home Loan Bank stock which has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At December 31, 2015 and December 31, 2014, the Company’s investment in Federal Home Loan Bank stock was $832,800 and $841,900, respectively.

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

NOTE 6 – LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended December 31, 2015 and December 31, 2014:

	2015	2014
Real estate – construction	$42,696,168	$44,388,045
Real estate – mortgage	253,617,224	248,248,879
Commercial and industrial	23,977,848	22,631,641
Consumer and other	4,058,626	2,818,248
Total loans receivable, gross	324,349,866	318,086,813
Deferred origination fees	(138,615)	(90,339)
Total loans receivable, net of deferred origination fees	324,211,251	317,996,474
Less allowance for loan losses	4,045,227	4,749,537
Total loans receivable, net of allowance for loan losses	$320,166,024	$313,246,937

The composition of gross loans by rate type is as follows for the periods ended December 31, 2015 and December 31, 2014:

	2015	2014
Variable rate loans	$91,607,108	$98,674,261
Fixed rate loans	232,604,143	219,322,213
Total gross loans	$324,211,251	$317,996,474

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2015 and December 31, 2014:

	Commercial and Industrial		Commercial Real Estate		Commercial Real Estate Construction
	2015	2014	2015	2014	2015	2014
Grade:
Pass	$23,018,548	$16,117,119	$136,343,608	$126,670,207	$14,911,423	$17,338,505
Special Mention	356,774	274,961	13,606,093	7,018,717	—	—
Substandard	602,526	6,239,561	4,011,084	15,203,258	—	259,309
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$23,977,848	$22,631,641	$153,960,785	$148,892,182	$14,911,423	$17,597,814

	Residential Real Estate		Real Estate Residential Construction		Consumer and Other
	2015	2014	2015	2014	2015	2014
Grade:
Pass	$92,286,019	$89,704,023	$23,484,405	$21,144,838	$3,971,129	$2,783,083
Special Mention	2,417,580	2,991,889	3,121,147	3,591,151	87,497	31,905
Substandard	4,952,840	6,660,786	1,179,193	2,054,242	—	3,260
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$99,656,439	$99,356,698	$27,784,745	$26,790,231	$4,058,626	$2,818,248

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at December 31, 2015 and December 31, 2014:

	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
December 31, 2015
Accruing Loans Paid Current	$23,349,423	$151,472,170	$14,911,423	$94,347,976	$26,605,552	$4,058,626	$314,745,170
Accruing Loans Past Due:
30-59 Days	102,676	—	—	1,527,207	—	—	1,629,883
60-89 Days	130,749	—	—	120,323	—	—	251,072
Total Loans Past Due	233,425	—	—	1,647,530	—	—	1,880,955
Loans Receivable on Nonaccrual Status	$395,000	$2,488,615	$—	$3,660,933	$1,179,193	$—	$7,723,741
Total Loans Receivable	$23,977,848	$153,960,785	$14,911,423	$99,656,439	$27,784,745	$4,058,626	$324,349,866

December 31, 2014
Accruing Loans Paid Current	$21,189,439	$145,122,155	$17,597,814	$97,388,692	$25,361,595	$2,814,483	$309,474,178
Accruing Loans Past Due:
30-59 Days	112,460	923,500	—	428,836	—	1,735	1,466,531
60-89 Days	133,754	—	—	171,130	—	2,030	306,914
Total Loans Past Due	246,214	923,500	—	599,966	—	3,765	1,773,445
Loans Receivable on Nonaccrual Status	$1,195,988	$2,846,526	$—	$1,368,040	$1,428,636	$—	$6,839,190
Total Loans Receivable	$22,631,641	$148,892,181	$17,597,814	$99,356,698	$26,790,231	$2,818,248	$318,086,813

The following is a summary of information pertaining to impaired and nonaccrual loans at December 31, 2015 and December 31, 2014:

	2015	2014
Impaired loans without a valuation allowance	$12,869,116	$11,672,229
Impaired loans with a valuation allowance	3,988,875	12,052,219
Total impaired loans	$16,857,991	$23,724,448
Valuation allowance related to impaired loans	$1,254,631	$1,996,036
Average of impaired loans during the period	$18,363,879	$26,051,836
Total nonaccrual loans	$7,723,741	$6,839,190
Total loans past due 90 days and still accruing interest	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$11,810,645	$12,182,214
F-23

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2015 and December 31, 2014:

December 31, 2015	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
With no related allowance recorded:
Recorded Investment	$395,000	$7,025,383	$—	$4,461,966	$986,767	$—	$12,869,116
Unpaid Principal Balance	395,000	7,544,378	—	5,048,273	1,116,768	—	14,104,419
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$2,434,464	$—	$1,361,986	$192,425	$—	$3,988,875
Unpaid Principal Balance	—	2,705,049	—	1,361,986	192,425	—	4,259,460
Related Allowance	—	484,653	—	695,053	74,925	—	1,254,631
Total:
Recorded Investment	$395,000	$9,459,847	$—	$5,823,952	$1,179,192	$—	$16,857,991
Unpaid Principal Balance	395,000	10,249,427	—	6,410,259	1,309,193	—	18,363,879
Related Allowance	—	484,653	—	695,053	74,925	—	1,254,631

December 31, 2014
With no related allowance recorded:
Recorded Investment	$1,195,988	$6,238,887	$—	$3,001,142	$1,236,212	$—	$11,672,229
Unpaid Principal Balance	1,195,988	6,985,013	—	3,066,547	1,671,153	—	12,918,701
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$4,840,000	$3,715,788	$—	$2,131,506	$1,364,925	$—	$12,052,219
Unpaid Principal Balance	4,840,000	3,986,372	—	2,131,506	1,364,925	—	12,322,803
Related Allowance	450,000	682,424	—	340,806	522,806	—	1,996,036
Total:
Recorded Investment	$6,035,988	$9,954,675	$—	$5,132,648	$2,601,137	$—	$23,724,448
Unpaid Principal Balance	6,035,988	10,971,385	—	5,198,053	3,036,078	—	25,241,504
Related Allowance	450,000	682,424	—	340,806	522,806	—	1,996,036

The following is an analysis of our impaired loan portfolio detailing average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2015 and 2014, respectively.

For the Years Ended	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
December 31, 2015
With no related allowance recorded:
Average Recorded Investment	$395,000	$7,544,379	$—	$5,048,273	$1,116,767	$—	$14,104,419
Interest Income Recognized	—	191,168	—	115,430	9,537	—	316,135
With an allowance recorded:
Average Recorded Investment	—	2,705,049	—	1,361,986	192,425	—	4,259,460
Interest Income Recognized	—	63,511	—	58,643	—	—	122,154

December 31, 2014
With no related allowance recorded:
Average Recorded Investment	$1,241,023	$6,996,097	$—	$3,081,093	$2,341,840	$—	$13,660,053
Interest Income Recognized	23,890	213,664	—	92,964	17,547	—	348,065
With an allowance recorded:
Average Recorded Investment	4,840,000	4,077,040	—	2,109,517	1,365,227	—	12,391,784
Interest Income Recognized	220,825	65,642	—	80,211	63,252	—	429,930
F-24

The following is a summary of information pertaining to our allowance for loan losses at December 30, 2015 and December 31, 2014:

December 31, 2015	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$546,588	$1,311,805	$73,911	$921,649	$1,082,036	$93,165	$720,383	$4,749,537
Charge-offs	(636,997)	(1,189,302)	—	(610,019)	(290,826)	(764)	—	(2,727,908)
Recoveries	25,161	123,611	—	100,179	598,961	686	—	848,598
Provision	237,344	1,006,482	(23,212)	1,112,621	(1,016,886)	(79,250)	(62,099)	1,175,000
Ending Balance	$172,096	$1,252,596	$50,699	$1,524,430	$373,285	$13,837	$658,284	$4,045,227
Individually evaluated for Impairment	—	484,653	—	695,053	74,925	—	—	1,254,631
Collectively evaluated for impairment	209,141	767,943	50,699	831,341	259,351	13,837	658,284	2,790,596
Loans Receivable:
Ending Balance	$23,977,848	$153,960,785	$14,911,423	$99,656,439	$27,784,745	$4,058,626	$—	$324,349,866
Individually evaluated for impairment	395,000	9,459,847	—	5,823,951	1,179,193	—	—	16,857,991
Collectively evaluated for impairment	23,582,848	144,500,938	14,911,423	93,832,488	26,605,552	4,058,626	—	307,491,875

December 31, 2014	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$370,543	$1,000,124	$71,090	$1,990,816	$1,172,156	$30,538	$1,390,843	$6,026,110
Charge-offs	(484,649)	(138,856)	—	(409,195)	(743,231)	(3,016)	—	(1,778,947)
Recoveries	88,341	12,181	—	204,897	101,761	24,194	—	431,374
Provision	572,353	438,356	2,821	(864,869)	551,350	41,449	(670,460)	71,000
Ending Balance	$546,588	$1,311,805	$73,911	$921,649	$1,082,036	$93,165	$720,383	$4,749,537
Individually evaluated for impairment	450,000	682,424	—	340,806	522,806	—	—	1,996,036
Collectively evaluated for impairment	96,588	629,381	73,911	580,843	559,230	93,165	720,383	2,753,501
Loans Receivable:
Ending Balance	$22,631,641	$148,892,181	$17,597,814	$99,356,698	$26,790,231	$2,818,248	$—	$318,086,813
Individually evaluated for impairment	6,035,988	9,954,675	—	5,132,648	2,601,137	—	—	23,724,448
Collectively evaluated for impairment	16,595,653	138,937,506	17,597,814	94,224,050	24,189,094	2,818,248	—	294,362,365

The allowance for loan losses, as a percent of loans, net of deferred fees, was 1.25% and 1.49% for periods ended December 31, 2015 and December 31, 2014, respectively. The decrease in the allowance for loan losses was primarily related to a decrease of $704,000 in the allowance for loans collectively evaluated for impairment. This decrease during 2015 was primarily due to substantially reduced impaired loans. At December 31, 2015, the Bank had 19 loans totaling $7,723,741 or 2.38% of gross loans, in nonaccrual status, of which $3,360,185 were deemed to be troubled debt restructurings. There were nine loans totaling $8,450,460 deemed troubled debt restructurings in accruing status at December 31, 2015. At December 31, 2014, the Bank had 24 loans totaling $6,839,190 or 2.15% of gross loans, in nonaccrual status, of which $3,443,851 were deemed to be troubled debt restructurings. There were 13 loans totaling $8,738,363 deemed troubled debt restructurings in accruing status at December 31, 2014. There were no loans contractually past due 90 days or more and still accruing interest at December 31, 2015 or December 31, 2014. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are in nonaccrual status. At December 31, 2015 and December 31, 2014, the Bank had $18,000 and $20,000, respectively, reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

F-25

At December 31, 2015, loans totaling $16.7 million were pledged as collateral at the Federal Home Loan Bank, and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

Troubled debt restructurings (“TDR’s”) amounted to $11,810,645 at December 31, 2015. The accruing TDR’s were $8,450,460 and the non-accruing TDR’s were $3,360,185 at December 31, 2015. The troubled debt restructurings (TDR’s) amounted to $12,182,214 at December 31, 2014. The accruing TDR’s were $8,738,363 and the non-accruing TDR’s were $3,443,851 at December 31, 2014.

The following chart represents troubled debt restructurings incurred during the year ended December 31, 2015:

	For the year ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	1	$4,766,024	$4,766,024
Totals	1	$4,766,024	$4,766,024

The Bank did not incur any troubled debt restructurings during the year ended December 31, 2014.

During the year ended December 31, 2015, the Bank modified one loan that was considered to be troubled debt restructuring. We extended the term and lowered the interest rate for this loan. During the year ended December 31, 2014, the Bank did not modify any loans that were considered troubled debt restructurings.

The following chart represents the troubled debt restructurings that subsequently defaulted during the year ended December 31, 2015:

	For the year ended December 31, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted During the Period:
Commercial Real Estate	1	1,172,501
Totals	1	$1,172,501

During the year ended December 31, 2015, one loan that had previously been restructured was in default, it went into default in the first quarter. No loans that were determined to be troubled debt restructurings during the year ended December 31, 2014 subsequently defaulted.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2015 and 2014 are summarized below:

	December 31,
	2015	2014
Balance, beginning of year	$17,518,665	$18,692,607
Additions	1,752,347	4,606,046
Sales	(6,463,682)	(5,205,744)
Write-downs	(54,797)	(574,244)
Balance, end of year	$12,752,533	$17,518,665

F-26

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following:

	December 31,
	2015	2014
Land and land improvements	$3,434,431	$3,434,431
Building and leasehold improvements	18,668,886	18,668,886
Furniture and equipment	4,076,245	4,997,469
Software	663,066	648,829
Construction in progress	80,750	203,709
Total	26,923,378	27,953,324
Less, accumulated depreciation	7,188,699	7,192,332
Premises, furniture and equipment, net	$19,734,679	$20,760,992

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $1,222,970 and $1,161,067 respectively. Construction in progress is related to a new phone system.

NOTE 9 – DEPOSITS

At December 31, 2015, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
2016	$163,857,650
2017	70,739,109
2018	6,107,704
2019	645,120
2020 & thereafter	2,070,588
Total	$243,420,171

The Bank had no wholesale deposits as of December 31, 2015 and December 31, 2014. As of December 31, 2015, the Bank had $28.0 million in certificates of deposits greater than $250,000.

Overdraft deposit accounts are reclassified to consumer loans and are included in gross loans. At December 31, 2015 and December 31, 2014, overdraft deposits were $4,375 and $5,334, respectively.

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has entered into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets and consist of one obligation totaling $10.0 million at December 31, 2015 and 2014. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. All repurchase agreements require quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities. Available-for-sale securities with fair values of $10,715,693 and $11,709,202 at December 31, 2015 and December 31, 2014, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the years ended December 31, 2015 and 2014:

	2015	2014
Amount outstanding at year end	$10,000,000	$10,000,000
Average amount outstanding during year	10,000,000	10,000,000
Maximum outstanding at any month-end	10,000,000	10,000,000
Weighted average rate paid at year-end	4.40%	4.40%
Weighted average rate paid during the year	4.46%	4.45%
F-27

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month

LIBOR plus 1.38%, which was 1.707% at the period ended December 31, 2015. The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

The Trust I Securities mature or are mandatorily redeemable upon maturity on March 30, 2036 or upon earlier optional redemption as provided in the indenture. The Company had the right to redeem the Trust I Securities in whole or in part. The Company may also redeem the Trust I Securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

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

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075%, which was 5.402% at the period ended December 31, 2015. The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2038.

The Trust II Securities mature or are mandatorily redeemable upon maturity on June 30, 2038 or upon earlier optional redemption as provided in the indenture. The Company had the right to redeem the Trust II Securities in whole or in part. The Company may also redeem the Trust II Securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

The Company previously exercised its right to defer interest payments on the trust preferred securities for a period of five years and the Company’s right to defer such interest payments expired on December 30, 2015, at which time all deferred interest became due and payable. The Company did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the indentures. The Distributions on the trust preferred securities are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance. As of December 31, 2015, the amount of accrued interest was $3,184,290.

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

The Company is currently pursuing all available options to pay the interest in arrears, but cannot provide assurances that it will be able to pay these obligations.

Note 12– Advances FROM FEDERAL HOME LOAN BANK

At December 31, 2015, advances from the Federal Home Loan Bank (“FHLB”) consisted of one advance totaling $9.0 million. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. The advance is collateralized by pledged FHLB stock and certain loans. At December 31, 2015, loans totaling $16.7 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended December 31, 2015 and 2014:

	2015	2014
Amount outstanding at period end	$9,000,000	$9,000,000
Average amount outstanding during the year	9,000,000	11,761,644
Maximum outstanding at any month-end	9,000,000	13,000,000
Weighted average rate at year-end	3.96%	3.96%
Weighted average rate during the year	4.01%	3.14%
F-28

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the years ended December 31, 2015 and 2014 are summarized below:

	2015	2014
Professional fees	$1,235,765	$1,228,761
Telephone expenses	208,058	200,753
Office supplies, stationery, and printing	100,676	93,419
Insurance	382,870	418,553
Postage	9,983	8,489
Data processing	772,485	811,020
Advertising and marketing	280,144	274,506
FDIC Assessment	1,083,968	1,073,559
Other loan related expense	228,936	189,279
Other	454,586	416,485
Total	$4,757,471	$4,714,824

NOTE 14 - INCOME TAXES

For the years ended December 31, 2015 and 2014 income tax expense consisted of the following:

	2015	2014
Current portion:
Federal	$—	$—
State	—	4,000
Total current	—	4,000
Deferred income taxes	—	—
Income tax expense	$—	$4,000

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2015, the Company had stated net operating losses for Federal tax purposes of $44,469,060 and state net operating losses of $9,823,934. The 2015 federal state net operating losses include $2,057,301 of APIC related NOLs for which the tax benefit will be recorded directly to APIC upon the actual utilization under ASC 740. These net operating losses begin expiring in 2025. Management has determined that is more likely than not that the deferred tax asset related to continuing operations at December 31, 2015 and 2014 will not be realized, and accordingly, has established a valuation allowance. In 2015, the valuation allowance increased by $720,922. As of December 31, 2014, the Company had stated net operating losses for Federal tax purposes of $42,013,574 and state net operating losses of $9,373,918. These net operating losses begin expiring in 2025.

At December 31, 2015, income tax returns for 2012 and subsequent years remain subject to review by tax authorities. The Company has analyzed the tax positions taken or expected to be taken on its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740.

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$1,375,377	$1,614,843
Net operating loss carry forward	14,676,297	13,826,581
Interest on nonaccrual loans	643,736	620,978
Tax credits	382,187	377,732
Deferred compensation	252,520	266,208
Other real estate owned	475,802	525,784
Loan fees and costs	46,664	16,743
Unrealized loss on securities available-for-sale	615,936	693,589
Other	41,859	84,496
Total deferred tax assets	18,510,378	18,026,954
Valuation allowance	17,629,292	16,908,370
Total net deferred tax assets	881,086	1,118,584
Deferred tax liabilities:
Accumulated depreciation	193,919	336,379
Loan fees and costs	—	—
Prepaid expenses	71,231	88,616
Total deferred tax liabilities	265,150	413,481
Net deferred tax asset	$615,936	$705,103
F-29

A reconciliation between the income tax expense and the amount computed by applying the federal statutory rate of 34% for 2015 and 2014 to income before income taxes follows:

	2015		2014
	Amount	Rate	Amount	Rate
Tax benefit at statutory rate	$(615,317)	(34.00%)	$(145,024)	(34.00%)
State income tax, net of federal income tax effect	(19,306)	(1.07%)	(95,753)	4.25%
Cash value of life insurance	(144,181)	(7.97%)	(146,177)	(14.49%)
Valuation allowance	720,922	39.84%	387,887	45.71%
Other	57,882	3.20%	3,067	(1.47%)
Income tax expense	$—	0.00%	$4,000	0.00%

NOTE 15 - LEASES

The lease on the Bank’s main branch originated on March 29, 2004 and had an initial 10-year term. The Bank renegotiated this lease during 2014 and extended the term an additional 10 years. The lease requires monthly payments of $19,314 for the first three years, and increases 3% in year three and 3% in year six. Rental expense on this facility was $231,769 and $231,769 for the years ended December 31, 2015 and 2014, respectively.

The Bank leases a building for the Myrtle Beach branch location from a lessor in which a Company director has a 50% ownership. The lease commenced on July 1, 2007 and has a 20-year term at a monthly expense of $12,500. The lease may be extended at the Bank’s option for two additional ten-year terms. Rental expense under these operating lease agreements was $150,000 and $150,000 for the years ended December 31, 2015 and 2014, respectively.

The Bank has entered into a land lease for its West Ashley branch, which opened in July 2007. The lease originated on December 22, 2005 and has an initial 20-year term. The lease may be extended at the Bank’s option for four additional five-year terms. The lease requires monthly payments of $5,833 for the first five years and increases 12% every fifth year thereafter. Rental expense under these operating lease agreements was $78,400 and $78,400 for the years ended December 31, 2015 and 2014, respectively.

The Bank leases office space for the Bluffton branch location. The lease originated on June 13, 2007 and has a 20-year term. The lease may be extended at the Bank’s option for four additional five-year terms. The lease requires monthly payments of $10,962. Rental expense under these operating lease agreements was $131,546 and $154,066 for the years ended December 31, 2015 and 2014, respectively.

The Bank has entered into a land lease for office space located at 830 Lowcountry Boulevard, Mount Pleasant, SC for the building of executive offices. The lease originated on April 24, 2007 and has a 20-year term. The lease may be extended at the Bank’s option for four additional five-year terms. The lease requires monthly payments of $9,167 for the first five years, increasing 7.5% every fifth year thereafter. Rental expense under this operating lease agreement was $118,250 and $118,250 for the years ended December 31, 2015 and 2014, respectively.

The Bank also leases office space for its Murrells Inlet branch location. The lease originated on March 20, 2007 and has a 20-year term. The lease may be extended at the Bank’s option for one additional ten-year term. The lease requires monthly payments of $10,000 that began on June 26, 2008, with a price increase every three years based on the CPI Index. Rental expense under this operating lease agreement was $135,423 and $131,746 for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments under these operating leases are summarized as follows:

2016	$868,603
2017	895,908
2018	907,738
2019	907,738
2020	926,686
Thereafter	6,146,163
$10,652,836

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

Related party loan transactions for the years ended December 31, 2015 and 2014 are summarized below:

	December 31,
	2015	2014
Balance, beginning of year	$9,688,930	$10,004,197
New loans	35,000	278,699
Less loan repayments	(1,502,559)	(593,966)
Balance, end of year	$8,221,371	$9,688,930

Deposits from directors and executive officers and their related interests totaled $1,321,240 and $710,047 at December 31, 2015 and 2014, respectively. As mentioned in Note 15, one of the Company’s directors is a 50% owner of an office building in Myrtle Beach, SC in which Tidelands Bank is a tenant.

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

For the period ended December 31, 2015 and 2014, there were no stock options outstanding. At December 31, 2015 and 2014, there were 571,821 warrant shares outstanding that were anti-dilutive. Warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

Basic and diluted loss per share is computed below:

	Year Ended December 31,
	2015	2014
Basic loss per share computation:
Net loss available to common shareholders	$(3,520,558)	$(1,829,592)
Average common shares outstanding - basic	4,259,936	4,212,770
Basic net loss per share	$(0.83)	$(0.43)
Diluted loss per share computation:
Net loss available to common shareholders	$(3,520,558)	$(1,829,592)
Average common shares outstanding - basic	4,259,936	4,212,770
Incremental shares from assumed conversions: Stock options and warrants	—	—
Average common shares outstanding - diluted	4,259,936	4,212,770
Diluted loss per share	$(0.83)	$(0.43)

NOTE 19 - REGULATORY MATTERS

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

Effective January 1, 2015, to be considered “well-capitalized” a bank is required to maintain a leverage capital ratio of at least 5%, a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. In addition, an institution (such as the Bank) cannot be considered well-capitalized if it is subject to any order or written directive to meet and maintain a specific capital level for any capital measure (such as the Consent Order). Under the Consent Order, the Bank must obtain and maintain a minimum amount of $35,755,000 in total capital in order to maintain a total risk-based capital ratio of 10% and $37,577,000 of Tier 1 capital in order to maintain a minimum leverage capital ratio of 8%. As of December 31, 2015, the Bank was deemed “adequately capitalized” and is not in compliance with the capital requirements of the Consent Order. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. In addition, our auditors have noted that the uncertainty of our ability to obtain sufficient capital raises substantial doubt about our ability to continue as a going concern. As of December 31, 2015 the Company was categorized as “critically undercapitalized.”

As of December 31, 2015 and 2014, the following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Common Equity Tier 1 (to risk-weighted assets)	($11,496,000)	(3.22%)	$16,093,000	4.50%	N/A	N/A
Total capital (to risk-weighted assets)	7,871,000	2.20%	28,610,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	3,936,000	1.10%	21,457,000	6.00%	N/A	N/A
Tier 1 capital (to average assets)	3,936,000	0.84%	18,809,000	4.00%	N/A	N/A
December 31, 2014
Total capital (to risk-weighted assets)	$17,260,000	4.91%	$28,128,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	8,630,000	2.45%	14,064,000	4.00%	N/A	N/A
Tier 1 capital (to average assets)	8,630,000	1.81%	19,118,000	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2015 and 2014:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Common Equity Tier 1 (to risk-weighted assets)	$25,715,000	7.19%	$16,090,000	4.50%	$21,453,000	6.00%
Total capital (to risk-weighted assets)	29,778,000	8.33%	28,604,000	8.00%	35,755,000	10.00%
Tier 1 capital (to risk-weighted assets)	25,715,000	7.19%	21,453,000	6.00%	28,604,000	8.00%
Tier 1 capital (to average assets)	25,715,000	5.47%	18,789,000	4.00%	23,486,000	5.00%
December 31, 2014
Total capital (to risk-weighted assets)	$31,474,000	8.95%	$28,123,000	8.00%	$35,154,000	10.00%
Tier 1 capital (to risk-weighted assets)	27,075,000	7.70%	14,062,000	4.00%	21,092,000	6.00%
Tier 1 capital (to average assets)	27,075,000	5.67%	19,098,000	4.00%	23,873,000	5.00%

NOTE 20 - UNUSED LINES OF CREDIT

As of December 31, 2015, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5 million, and $132,000 with the Federal Reserve Bank. These credit lines are currently secured by $6.6 million, $0, and $412,000, respectively in bonds as of December 31, 2015. The Raymond James line of credit is required to be secured by bonds prior to any disbursements. A line of credit is also available from the FHLB with a remaining credit availability of $62.4 million and an excess lendable collateral value of approximately $2.0 million at December 31, 2015.

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

Beginning with the payment date of November 15, 2010, the Company has deferred dividend payments on the TARP Preferred Stock. Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the TARP Preferred Stock. The Treasury has appointed an observer to the Board. The Company deferred its 20th dividend payment in November 2015. As of December 31, 2015, the amount of cumulative unpaid dividends is $5,642,068.

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

NOTE 22 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At December 31, 2015, the Bank had $18,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth unused commitments to extend credit and standby letters of credit at December 31, 2015 and 2014:

	2015	2014
Commitments to extend credit	$19,112,618	$17,911,866
Standby letters of credit	501,751	545,614
Total	$19,614,369	$18,457,480

NOTE 23 – STOCK COMPENSATION PLANS

On May 10, 2004, the Company established the 2004 Tidelands Bancshares, Inc. Stock Incentive Plan (“Stock Plan”) that provides for the granting of options to purchase 20% of the outstanding shares of the Company’s common stock to directors, officers, or employees of the Company. The Stock Plan expired on May 10, 2014 and there were no options outstanding for the years ended December 31, 2015 and 2014.

NOTE 24 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $0 and $25,862 for the years ended December 31, 2015 and 2014.

During 2014, all shares available were allocated to all eligible participants.

NOTE 25 – RETIREMENT PLANS

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. At its discretion, the Bank may make matching contributions of $.50 for every dollar contributed up to 6% of the participants’ annual compensation. Expenses charged to earnings for the 401(k) profit sharing plan were approximately $104,396 and $91,778 in 2015 and 2014, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan). This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank. The officer will receive an annual payment from the Bank equal to the promised benefits. In connection with this plan, life insurance contracts were purchased on the officers. Effective June 30, 2010, the executive officers have agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. There was no expense related to the plan in 2015 and 2014, respectively.

As of December 31, 2015, total benefits expected to be paid in future periods equal $742,705, such payments commenced during 2012 in the amount of $2,239. Total benefits expected to be paid between the years 2016 and 2021 equal $273,936 with $468,769 remaining in the years thereafter.

NOTE 26 - TIDELANDS BANCSHARES, INC. CONSOLIDATION SCHEDULES

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheet

December 31, 2015	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Assets:
Cash and cash equivalents:
Cash and due from banks	$5,733,049	$—	$—	$5,733,049
Interest bearing balances	8,155,490	—	—	8,155,490
Total cash and cash equivalents	13,888,539	—	—	13,888,539
Securities available-for-sale, taxable	72,854,275	—	—	72,854,275
Securities held-to-maturity, taxable	5,254,558	—	—	5,254,558
Nonmarketable equity securities	832,800	63,150	—	895,950
Total securities	78,941,633	63,150	—	79,004,783
Mortgage loans held for sale	704,250	—	—	704,250
Loans receivable	324,211,251	—	—	324,211,251
Less allowance for loan losses	4,045,227	—	—	4,045,227
Loans, net	320,166,024	—	—	320,166,024
Premises, furniture and equipment, net	19,734,679	—	—	19,734,679
Accrued interest receivable	1,145,963	—	—	1,145,963
Bank owned life insurance	16,709,143	—	—	16,709,143
Other real estate owned	12,752,533	—	—	12,752,533
Investment in banking subsidiary	—	24,710,038	(24,710,038)	—
Other assets	1,694,829	434,000	—	2,128,829
Total assets	$465,737,593	$25,207,188	$(24,710,038)	$466,234,743

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$34,104,265	$—	$—	$34,104,265
Interest-bearing transaction accounts	37,022,130	—	—	37,022,130
Savings and money market accounts	105,963,416	—	—	105,963,416
Time deposits $100,000 and over	154,672,973	—	—	154,672,973
Other time deposits	88,747,198	—	—	88,747,198
Total deposits	420,509,982	—	—	420,509,982

Securities sold under agreements to repurchase	10,000,000	—	—	10,000,000
Advances from Federal Home Loan Bank	9,000,000	—	—	9,000,000
Junior subordinated debentures	—	14,434,000	—	14,434,000
Accrued interest payable	381,079	3,184,290	—	3,565,369
Other liabilities	1,136,494	5,642,068	—	6,778,562
Total liabilities	441,027,555	23,260,358	—	464,287,913

Shareholders’ equity:
Preferred stock	—	14,448,000	—	14,448,000
Common stock	28,395,590	42,772	(28,395,590)	42,772
Common stock-warrants	—	1,112,248	—	1,112,248
Capital surplus	35,180,228	41,550,104	(35,180,228)	41,550,104
Retained deficit	(37,860,832)	(54,201,346)	37,860,832	(54,201,346)
Accumulated other comprehensive loss	(1,004,948)	(1,004,948)	1,004,948	(1,004,948)
Total shareholders’ equity	24,710,038	1,946,830	(24,710,038)	1,946,830
Total liabilities and shareholders’ equity	$465,737,593	$25,207,188	$(24,710,038)	$466,234,743
F-36

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations

For the year ended December 31, 2015

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Interest income:
Loans, including fees	$15,527,444	$—	$—	$15,527,444
Securities available-for-sale, taxable	1,295,382	—	—	1,295,382
Securities held-to-maturity, taxable	68,665	—	—	68,665
Interest bearing deposits	43,443	—	—	43,443
Other interest income	36,806	—	—	36,806
Total interest income	16,971,740	—	—	16,971,740
Interest expense:
Time deposits $100,000 and over	2,175,613	—	—	2,175,613
Other deposits	1,617,648	—	—	1,617,648
Other borrowings	807,059	449,666	—	1,256,725
Total interest expense	4,600,320	449,666	—	5,049,986
Net interest income	12,371,420	(449,666)	—	11,921,754
Provision for loan losses	1,175,000	—	—	1,175,000
Net interest income after provision for loan losses	11,196,420	(449,666)	—	10,746,754

Noninterest income:
Service charges on deposit accounts	39,889	—	—	39,889
Residential mortgage origination income	273,013	—	—	273,013
Gain on sale of securities available-for-sale	6,053	—	—	6,053
Loss on sale and disposal of other assets	(68,649)	—	—	(68,649)
Other service fees and commissions	612,546	—	—	612,546
Increase in cash surrender value of BOLI	424,062	—	—	424,062
Other	91,449	—	—	91,449
Total noninterest income	1,378,363	—	—	1,378,363
Noninterest expense:
Salaries and employee benefits	6,810,720	—	—	6,810,720
Net occupancy	1,549,511	—	—	1,549,511
Furniture and equipment	1,051,407	—	—	1,051,407
Other real estate owned expense, net	(234,237)	—	—	(234,237)
Other operating	4,757,121	350	—	4,757,471
Total noninterest expense	13,934,522	350	—	13,934,872
Income (loss) before income taxes and equity in undistributed income of banking subsidiary	(1,359,739)	(450,016)	—	(1,809,755)
Income tax expense	—	—	—	—
Equity in undistributed income of banking subsidiary	—	(1,359,739)	1,359,739	—
Net income (loss)	$(1,359,739)	$(1,809,755)	$1,359,739	$(1,809,755)
F-37

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the year ended December 31, 2015

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,359,739)	$(1,809,755)	$1,359,739	$(1,809,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,175,000	—	—	1,175,000
Depreciation and amortization of premises, furniture and equipment	1,222,970	—	—	1,222,970
Discount accretion and premium amortization, net	375,298	—	—	375,298
Proceeds from sale of residential mortgages held-for-sale	12,510,019	—	—	12,510,019
Disbursements for residential mortgages held-for-sale	(13,214,269)	—	—	(13,214,269)
Decrease in accrued interest receivable	162,241	—	—	162,241
Increase (decrease) in accrued interest payable	(43,513)	449,666	—	406,153
Increase in cash surrender value of life insurance	(424,062)	—	—	(424,062)
Gain from sale of real estate	(880,375)	—	—	(880,375)
(Gain) Loss from sale of securities available-for-sale	(6,053)	—	—	(6,053)
Loss from sale and disposal of other assets	68,299	—	—	68,299
Decrease in carrying value of other real estate	54,797	—	—	54,797
Equity in undistributed loss of subsidiary	—	1,359,739	(1,359,739)	—
(Increase) decrease in other assets	(198,404)	—	—	(198,404)
Decrease in other liabilities	(465,236)	—	—	(465,236)
Net cash provided (used) by operating activities	(1,023,027)	(350)	—	(1,023,377)
Cash flows from investing activities:
Purchases of securities available-for-sale	(10,999,216)	—	—	(10,999,216)
Purchases of securities held-to-maturity	(5,280,631)	—	—	(5,280,631)
Proceeds from sales of securities available-for-sale	7,227,111	—	—	7,227,111
Proceeds from calls, maturities, and paydowns of securities available-for-sale	13,028,036	350	—	13,028,386
Proceeds from calls, maturities, and paydowns of securities held-to-maturity	22,069	—	—	22,069
Net increase in loans receivable	(9,846,434)	—	—	(9,846,434)
Proceeds from sale of other real estate owned	7,344,057	—	—	7,344,057
Purchase of premises, furniture and equipment, net	(264,956)	—	—	(264,956)
Net cash provided (used) by investing activities	1,230,036	350	—	1,230,386
Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	9,409,242	—	—	9,409,242
Net decrease in certificates of deposit and other time deposits	(17,012,981)	—	—	(17,012,981)
Decrease in unearned ESOP shares	—	—	—	—
Net cash used for financing activities	(7,603,739)	—	—	(7,603,739)
Net increase (decrease) in cash and cash equivalents	(7,396,730)	—	—	(7,396,730)
Cash and cash equivalents, beginning of year	21,285,269	—	—	21,285,269
Cash and cash equivalents, end of year	$13,888,539	$—	$—	$13,888,539

F-38

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheet

December 31, 2014	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,327,269	$—	$—	$4,327,269
Interest bearing balances	16,958,000	—	—	16,958,000
Total cash and cash equivalents	21,285,269	—	—	21,285,269
Securities available-for-sale	82,261,996	—	—	82,261,996
Nonmarketable equity securities	841,900	63,500	—	905,400
Total securities	83,103,896	63,500	—	83,167,396
Mortgage loans held for sale	—	—	—	—
Loans receivable	317,996,474	—	—	317,996,474
Less allowance for loan losses	4,749,537	—	—	4,749,537
Loans, net	313,246,937	—	—	313,246,937
Premises, furniture and equipment, net	20,760,992	—	—	20,760,992
Accrued interest receivable	1,308,204	—	—	1,308,204
Bank owned life insurance	16,285,081	—	—	16,285,081
Other real estate owned	17,518,665	—	—	17,518,665
Investment in banking subsidiary	—	25,943,079	(25,943,079)	—
Other assets	1,574,077	434,000	—	2,008,077
Total assets	$475,083,121	$26,440,579	$(25,943,079)	$475,580,621

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$26,743,189	$—	$—	$26,743,189
Interest-bearing transaction accounts	38,824,146	—	—	38,824,146
Savings and money market accounts	102,113,233	—	—	102,113,233
Time deposits $100,000 and over	162,898,316	—	—	162,898,316
Other time deposits	97,534,837	—	—	97,534,837
Total deposits	428,113,721	—	—	428,113,721

Securities sold under agreements to repurchase	10,000,000	—	—	10,000,000
Advances from Federal Home Loan Bank	9,000,000	—	—	9,000,000
Junior subordinated debentures	—	14,434,000	—	14,434,000
Accrued interest payable	424,590	2,734,625	—	3,159,215
Other liabilities	1,601,731	3,931,265	—	5,532,996
Total liabilities	449,140,042	21,099,890	—	470,239,932

Shareholders’ equity:
Preferred stock	—	14,448,000	—	14,448,000
Common stock	28,395,590	42,772	(28,395,590)	42,772
Common stock-warrants	—	1,112,248	—	1,112,248
Capital surplus	35,180,228	41,550,104	(35,180,228)	41,550,104
Retained deficit	(36,501,093)	(50,680,789)	36,501,093	(50,680,789)
Accumulated other comprehensive loss	(1,131,646)	(1,131,646)	1,131,646	(1,131,646)
Total shareholders’ equity	25,943,079	5,340,689	(25,943,079)	5,340,689
Total liabilities and shareholders’ equity	$475,083,121	$26,440,579	$(25,943,079)	$475,580,621
F-39

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations

For the year ended December 31, 2014

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Interest income:
Loans, including fees	$16,029,854	$—	$—	$16,029,854
Securities available-for-sale, taxable	1,655,425	—	—	1,655,425
Interest bearing deposits	36,028	113	—	36,141
Other interest income	42,399	—	—	42,399
Total interest income	17,763,706	113	—	17,763,819
Interest expense:
Time deposits $100,000 and over	2,243,718	—	—	2,243,718
Other deposits	1,673,691	—	—	1,673,691
Other borrowings	815,351	466,953	—	1,282,304
Total interest expense	4,732,760	466,953	—	5,199,713
Net interest income	13,030,946	(466,840)	—	12,564,106
Provision for loan losses	71,000	—	—	71,000
Net interest income after provision for loan losses	12,959,946	(466,840)	—	12,493,106

Noninterest income:
Service charges on deposit accounts	37,450	—	—	37,450
Residential mortgage origination income	190,220	—	—	190,220
Loss on sale of securities available-for-sale	(32,118)	—	—	(32,118)
Other service fees and commissions	(5,076)	—	—	(5,076)
Increase in cash surrender value of BOLI	519,096	—	—	519,096
Loss on extinguishment of debt	429,933	—	—	429,933
Other	8,666	—	—	8,666
Total noninterest income	1,148,171	—	—	1,148,171
Noninterest expense:
Salaries and employee benefits	6,055,773	25,862	—	6,081,635
Net occupancy	1,521,391	—	—	1,521,391
Furniture and equipment	1,022,172	—	—	1,022,172
Other real estate owned expense, net	727,795	—	—	727,795
Other operating	4,714,324	500	—	4,714,824
Total noninterest expense	14,041,455	26,362	—	14,067,817
Loss before income taxes and equity in undistributed losses of banking subsidiary	58,662	(493,202)	—	(426,540)
Income tax expense	4,000	—	—	4,000
Equity in undistributed losses of banking subsidiary	—	62,662	(62,662)	—
Net loss	$62,662	$(430,540)	$(62,662)	$(430,540)
F-40

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the year ended December 31, 2014

	Tidelands Bank	Tidelands Bancshares	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$62,662	$(430,540)	$(62,662)	$(430,540)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	71,000	—	—	71,000
Depreciation and amortization of premises, furniture and equipment	1,161,067	—	—	1,161,067
Discount accretion and premium amortization, net	396,123	—	—	396,123
Proceeds from sale of residential mortgages held-for-sale	10,382,947	—	—	10,382,947
Disbursements for residential mortgages held-for-sale	(10,382,947)	—	—	(10,382,947)
Decrease in accrued interest receivable	193,006	169	—	193,175
(Decrease) Increase in accrued interest payable	5,656	461,542	—	467,198
Increase in cash surrender value of life insurance	(429,933)	—	—	(429,933)
Loss on extinguishment of debt	(399,812)	—	—	(399,812)
Gain from sale of real estate	32,118	—	—	32,118
Loss from sale of securities available-for-sale	5,076	—	—	5,076
Decrease in carrying value of other real estate	574,244	—	—	574,244
Equity in undistributed loss of subsidiary	—	(62,662)	62,662	—
Increase in other assets	(148,534)	2,500	—	(146,034)
Decrease in other liabilities	(12,378)	—	—	(12,378)
Net cash provided (used) by operating activities	1,510,295	(28,991)	—	1,481,304
Cash flows from investing activities:
Purchases of securities available-for-sale	(10,720,979)	—	—	(10,720,979)
Proceeds from sales of securities available-for-sale	2,771,695	—	—	2,771,695
Proceeds from calls, maturities, and paydowns of securities available-for-sale	9,981,470	(2,000)	—	9,979,470
Net decrease in loans receivable	7,138,877	—	—	7,138,877
Proceeds from sale of other real estate owned	5,605,556	—	—	5,605,556
Investment in subsidiary	217,348	(217,348)	—	—
Purchase of premises, furniture and equipment, net	(865,253)	—	—	(865,253)
Net cash provided (used) by investing activities	14,128,714	(219,348)	—	13,909,366
Cash flows from financing activities:
Net (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	9,092,809	—	—	9,092,809
Net decrease in certificates of deposit and other time deposits	(17,902,569)	—	—	(17,902,569)
Repayment of FHLB advances	(4,000,000)	—	—	(4,000,000)
Repayment of ESOP borrowings	—	(600,000)	—	(600,000)
Decrease in unearned ESOP shares	—	25,862	—	25,862
Net cash used by financing activities	(12,809,760)	(574,138)	—	(13,383,898)
Net (decrease) in cash and cash equivalents	2,829,249	(822,477)	—	2,006,772
Cash and cash equivalents, beginning of year	18,456,020	822,477	—	19,278,497
Cash and cash equivalents, end of year	$21,285,269	$—	$—	$21,285,269

NOTE 27 – SUBSEQUENT EVENT

As discussed in Notes 2 and 11, the Company has been deferring interest on our junior subordinated debentures. The deferral period ended on December 30, 2015. On March 8, 2016, the Company received the formal notice of default from the Trustee of the debentures. The Company is in communication with the holder of the trust preferred securities regarding these matters.

F-41

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2015. There have been no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the 2013 framework established in a report entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2015.

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls. This results in modifications to our processes throughout the Company. However, there has been no change in our internal control over financial reporting that occurred during the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Under applicable final SEC rules our management’s report is not subject to attestation by our registered public accounting firm.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our bylaws provide for a board of directors consisting of not fewer than five nor more than 25 individuals with the exact number to be fixed by the board of directors. The board of directors has fixed the number of directors constituting the entire board at six.

Information about each of our current directors is provided below. Each director is currently a director of Tidelands Bank and has been a director of the Company since its formation in 2002, except for John W. Gandy and Mary V. Propes who began serving as directors of Tidelands Bank and the Company in 2007, and Thomas H. Lyles who began serving as a director of Tidelands Bank and the Company in 2011. The term of office of each director expires at the 2016 annual meeting of shareholders or until each person’s successor is duly elected and qualified.

Biographical Information for Each Director

Michael W. Burrell, 65, has been a resident of the Charleston area since 1977. Mr. Burrell graduated from Georgia State University in 1973 and completed his graduate work and earned his Master’s Degree in Education in 1978 and his Educational Specialist degree in 1983 from The Citadel Military College in Charleston, South Carolina. He has served as an elementary school principal in Summerville since 1980 and before his retirement in 2002 served as the coordinator for federal and state programs on the district level. After his retirement, he continued to serve in a part time capacity as the principal for the Evening School Program at Fort Dorchester High School. He held this post for three years until the conclusion of the 2011 school year. He currently works with his wife in her business, Dancing Leaves Pottery. His community service in the area began with the formation of the first Boy Scout Troop for the disabled in 1977. Mr. Burrell is an active member in the Summerville Sertoma Club where he has served as president, treasurer, and an on-going board member since 1978. He and his wife have been active in the MS Challenge Walk for the past ten years. He is also a member of Bethany United Methodist Church where he has taught Sunday school for both children and adults.

Alan D. Clemmons, 57, is a native of Myrtle Beach, South Carolina. He graduated in 1982 from Coastal Carolina University’s School of Business Administration. He received his Juris Doctorate in 1989 from Hamline University of Saint Paul, Minnesota. Mr. Clemmons has been engaged in the practice of law with an emphasis on real estate and development with the Clemmons Law Firm, LLC since 2005. Mr. Clemmons practiced law as a partner at McCrackin, Barnett, Richardson and Clemmons, LLP from 1990 to 2005. Mr. Clemmons, an Eagle Scout, has served as a volunteer to the Boy Scouts of America for over 35 years and has served in positions ranging from scoutmaster to counsel president and national committeeman. He served as a lay Christian Services Missionary to the Indigenous Maya people of Southern Mexico from 1978 to 1980 with The Church of Jesus Christ of Latter-day Saints. Mr. Clemmons was first elected to the South Carolina House of Representatives in 2002 and has served continuously since that time representing Myrtle Beach, one of the nation’s top tourism destinations. He is past chairman of the House Freshman Caucus, Assistant Chief Whip and Officer of the House Republican Caucus. He currently serves in the South Carolina General Assembly on the Ways and Means Committee and as Chairman of the Rules Committee. Mr. Clemmons also serves as National Chairman of the Interstate 73, 74 & 75 Corridor Association, the Israel Allies Legislative Caucus Coalition, and as Chairman of the South Carolina Judicial Merit Selection Commission.

John W. Gandy, CPA, 62, is a native of Myrtle Beach, South Carolina. Mr. Gandy graduated from Wofford College in 1976 and obtained an MBA from the Babcock Graduate School of Management at Wake Forest University in 1978. Mr. Gandy has been the owner of Gandy CPA Group, LLC since January of 2000. He began his career in the audit division of Arthur Andersen & Co., a former “Big Eight” international accounting firm. In 1980, he returned home to Myrtle Beach where he spent the next 16 years working with the Jackson Companies, a diversified group of companies in resort tourism, golf, rental management and real estate development. Beginning in 1996, interest in new ventures moved Mr. Gandy to go into the consulting business. Over the next four years, he was involved in numerous financial transactions and planning for real estate developments, golf courses, vacation destination marketing and private placements for several small and start-up companies. He is currently a partner or shareholder in Gandy Associates, LLC, Hospitality Lodging, Inc., The Focus Group Marketing Services, LLC (a design, printing and mailing operation), Office Developers, LLC, and various real estate related investments. He is active in a number of civic, professional and church activities in the Myrtle Beach area.

Thomas H. Lyles, 66, has served as chief executive officer and as a director of our company and our bank since April 2011, and, additionally, as president of our company and our bank since June 2011. He served as executive vice president and chief administrative officer of our company from 2007 until April 2011. Mr. Lyles is a graduate of Wofford College, The School of Bank Administration at the University of Wisconsin, and he has an MBA from the University of South Carolina. Mr. Lyles has over 40 years of banking experience.

Mary V. Propes, 63, is a native of Kentucky. Ms. Propes has served as chief executive officer of MVP Group International, Inc. since 1998 and MVP Textiles & Apparel since 2005. She entered the workforce in 1984 as a Chamber of Commerce Director in Graves County, Kentucky. Throughout her career, she was very successful in recruiting large industrial companies in the towns and cities she served. In addition, she serves on the boards of numerous private companies and organizations, both domestically and abroad.

Tanya D. Robinson, 62, is a resident of Summerville, South Carolina. Mrs. Robinson graduated from Brigham Young University with a B.A. in Communications. She worked part-time for Dorchester District Two Schools as a Public Information Specialist from 2000 until 2010. She was elected to the Board of Trustees for Dorchester District Two Schools in 2010, was appointed Legislative Chairman and Secretary to the Board of Trustees in 2013, elected Vice-Chairman in 2015, and serves on the Policy Committee. Mrs. Robinson is President of the South Carolina Congress of Parents and Teachers and was Vice President of Membership and Field Services for the 2011-13 term where she oversaw membership and training programs throughout the state. She was Vice-President of the Dorchester Colleton District PTA for the 2012-14 term. Mrs. Robinson is a member of the Junior League of Summerville where she held the position of Community Service Chairman working closely with 25 local agencies. She served as Summerville High School’s PTSA President from July of 2009 to June of 2012. From 2007 through 2011, she chaired the Trident United Way for Dorchester District Two Schools and acted as a liaison for Trident United Way’s Day of Caring. She is married to Kent Robinson and they have four children.

Each of our directors has qualifications and skills that together as a whole create a strong and well-balanced board. The experiences and qualifications of our directors include the following:

Mr. Burrell has served on our board since the company’s formation and has been a resident of the Charleston area for over 35 years. He served as an elementary school principal for over 20 years and has remained active in community affairs. His ties to the Bank’s largest market area provide him with personal contacts and an awareness of the social environment within which the Company operates is a valuable asset to the board.

Mr. Clemmons has served on our board since the Company’s formation and is a native of Myrtle Beach. He has been a member of the South Carolina House of Representatives since 2002. His extensive personal understanding of the markets that we serve is a valuable asset to the board. Mr. Clemmons’ professional experience as a real estate and development attorney provides the board with legal insight, and his strong analytical skills are helpful to the board’s ability to manage the affairs of a highly regulated company.

Mr. Gandy has served on our board since 2007 and is a certified public accountant. His professional experience and knowledge of financial reporting requirements are assets to the board. He also has extensive experience in various real estate related development projects, which provides unique knowledge of the markets in which we operate.

Mr. Lyles was appointed to our board in April of 2011 and currently serves as president and chief executive officer of the Company and the Bank. He has been involved in banking in South Carolina for over 40 years and has extensive experience as president, executive vice president, CFO, COO, and director. He has been an integral part of the our daily operations since 2007 and has the leadership skills and knowledge to lead the Company.

Ms. Propes joined our board in 2007. She has served as the chief executive officer of three manufacturing businesses and led five start-up ventures. Ms. Propes’ professional experience as a successful entrepreneur provides the board with business insight and analytical skills that are necessary to manage the Company’s affairs.

Ms. Robinson has served on our board since the Company’s formation. She is very active in charitable endeavors in the community and has played a critical role in the educational system in our market area. These roles provide her with personal contacts and a unique perspective of the markets in which the company operates.

Biographical Information for Each Executive Officer

Other than Mr. Lyles whose information appears above in our list of directors, information about each of our current executive officers is provided below.

John D. Dalton, 54, has served as vice president and controller of our company and our bank since June 2011 and as principal financial officer of our company and our bank since July 2012. Mr. Dalton grew up in Indiana and now resides in Mount Pleasant. He graduated from Ball State University with a B.S. in Accounting. He also attended the University of Indianapolis for graduate studies. He has 25 years of banking experience in various finance positions with National City Bank and JP Morgan Chase. At Old National Bank, he was a Senior Financial Analyst from 2005 until June 2010 and with Atlantic Bank & Trust he was Business Planning and Analysis Manager from July 2010 until June 2011. Mr. Dalton is an active member of Seacoast Church.

Robert H. (Bobby) Mathewes, Jr., 49, was a founder and has served as executive vice president since our formation and currently serves as Chief Community Banker. Mr. Mathewes grew up in Mt. Pleasant and graduated from the University of South Carolina, South Carolina Bankers School, and The Stonier Graduate School of Banking. He has over 26 years of banking experience at C&S Bank, NationsBank, SouthTrust Bank and BB&T. He is an active member of Seacoast Church.

Milon C. Smith, 65, has served as executive vice president and chief credit officer of our company and our bank since October 2005. Mr. Smith graduated from the University of South Carolina in 1972 with a B.S. degree in Banking and Finance. Mr. Smith furthered his banking education and attended continuing education classes through RMA, University of Oklahoma and BAI. Mr. Smith has been involved in the Columbia, Charleston and South Carolina state boards for Communities in Schools. He currently serves on the South Carolina Medical Malpractice PCF Board.

Family Relationships

There are no family relationships among any of the directors and any executive officers of the company.

Code Of Ethics

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interests and providing full, accurate, and timely disclosure to the public.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of this Code of Ethics is available without charge upon request to the secretary of the company at Tidelands Bancshares, Inc., 875 Lowcountry Boulevard, Mount Pleasant, South Carolina 29464.

Audit Committee Financial Expert

Our board of directors has appointed a standing audit committee, which operates under a written charter that is available on our website, www.tidelandsbank.com, under “Investor Relations.” The board of directors has determined that the four members of the audit committee, Messrs. Burrell, Clemmons, and Gandy and Mrs. Robinson, are independent, as contemplated in the listing standards of The NASDAQ Global Market. The board of directors has determined that John W. Gandy, CPA is an “audit committee financial expert” as defined under the rules of the SEC. The board has determined that each member of the audit committee is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations and our independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and certain other individuals are required to report periodically their ownership of our common stock and any changes in ownership to the SEC. Based on a review of Forms 3, 4, and 5 and any representations made to us, we believe that all such reports for these persons were filed in a timely fashion for transactions occurring in 2015.

Item 11. Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

The following table shows the compensation we paid for the years ended December 31, 2015 and 2014 to our principal executive officer, our principal financial officer and each of our two other most highly compensated executive officers who were serving as executive officers at the end of 2015. For a description of executive compensation arrangements entered into between the company and Messrs. Lyles, Mathewes and Smith, please see the discussion below entitled “Executive Compensation Arrangements.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Thomas H. Lyles	2015	262,418	—	—	—	36,940	(2)	299,358
Chief Executive Officer/President	2014	245,250	—	—	—	35,233		280,483

John D. Dalton	2015	109,511	—	—	—	13,562	(3)	123,073
Controller, Vice President/ Principal Financial Officer	2014	105,299	—	—	—	13,182		118,481

Robert H. Mathewes, Jr.	2015	226,265	—	—	—	31,357	(4)	257,622
Chief Community Banker/ Executive Vice President	2014	218,255	—	—	—	29,502		247,757

Milon C. Smith	2015	229,139	—	—	—	45,595	(5)	274,734
Chief Credit Officer/ Executive Vice President	2014	221,139	—	—	—	44,137		265,276

(1)	No options are outstanding for the years ended December 31, 2015 and 2014.
(2)	Includes personal usage of company automobile of $134, service club dues and related fees of $1,365, insurance of $15,898, company cell phone allowance of $1,500, payout of unused PTO of $10,093, 401(k) match of $7,950, and 3,190 ESOP shares granted at $0.38. The “All Other Compensation” figure of $36,940 for 2015 does not include SERP payments of $9,541.80 and for 2014 does not include SERP payments of $2,385.45.
(3)	Includes insurance of $8,672, company cell phone allowance of $720, payout of unused PTO of $2,106, 401(k) match of $2,063, and 1,333 ESOP shares granted at $0.38.
(4)	Includes personal usage of company automobile of $263, insurance of $18,599, the dollar value of term insurance premiums paid by, or on behalf of Mr. Mathewes of $590, company cell phone allowance of $1,500, payout of unused PTO of $8,702, 401(k) match of $1,703, and 2,816 ESOP shares granted at $0.38.
(5)	Includes car allowance of $12,000, insurance of $15,623, company cell phone allowance of $1,500, payout of unused PTO of $8,813, 401(k) match of $7,659, and 3,000 ESOP shares granted at $0.38. The “All Other Compensation” figure of $45,595 for 2015 does not include SERP payments of $3,854.55.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at fiscal year-end for any of the named executive officers. Each named executive officer voluntarily forfeited all of his options in June 2010.

Executive Compensation Arrangements

Employment Agreements

On May 1, 2008, we entered into employment agreements with Messrs. Mathewes, Smith and Lyles. The employment agreements have perpetual three-year terms. However, Mr. Mathewes’ employment agreement terminates no later than the time he attains age 65, and Mr. Smith’s employment agreement terminates no later than the time he attains age 70. Mr. Lyles’ employment agreement terminated when he reached age 65 on October 24, 2014, and Mr. Lyles currently serves without an employment agreement. Subject to annual review by the board of directors, the base salaries provided by the employment agreements in 2015 were $226,264.81 for Mr. Mathewes, and $229,138.82 for Mr. Smith. The compensation committee approved a base salary of $262,417.94 for Mr. Lyles. Each executive is also entitled to participate in all of our compensation, bonus, incentive and other benefit programs.

Each of Messrs. Mathewes and Smith would be entitled to cash severance if he is terminated without cause or if he terminates voluntarily but for good reason, meaning voluntary termination because of adverse changes in employment circumstances, such as reduced compensation or responsibilities. The severance compensation consists of a lump-sum payment equal to three times base salary, any bonus that may have been earned or accrued through the date of termination (including any amounts awarded for previous years that have not yet vested), and a pro rata share of any bonus for the current fiscal year. The executives would also be entitled to continued medical, dental and hospitalization insurance coverage for up to three years after termination.

If a change in control occurs, each of Messrs. Mathewes and Smith would be entitled to a lump-sum cash payment equal to three times the sum of their base salary and most recent bonus. The employment agreements also provide for accelerated vesting in benefit plans after a change in control. For purposes of the employment agreements, the term change in control means (1) an occurrence of a change in ownership of the Company, (2) a change in effective control of the Company, or (3) a change in the ownership of a substantial portion of the Company assets, as defined consistent with Internal Revenue Code section 409A. The change-in-control benefit under the employment agreements is a single-trigger benefit, in contrast to a double-trigger benefit payable solely for separation from service after a change in control. Mr. Mathewes would also be entitled to a tax gross-up benefit if the aggregate benefits payable to him after a change in control are subject to excise taxes under sections 280G and 4999 of the Internal Revenue Code. In general terms, benefits received by an executive after a change in control are subject to a 20% excise tax under section 4999 if the benefits payable on account of the change in control exceed three times the executive’s five-year average taxable compensation. If total benefits equal or exceed that threshold, the executive must pay a 20% excise tax on benefits exceeding his five-year average taxable compensation and under section 280G the employer forfeits the compensation deduction for benefits on which the excise tax is imposed. The tax gross-up benefit compensates an executive for excise taxes imposed but it increases the employer’s non-deductible payments.

Despite the contractual terms of the employment agreements, however, severance benefits may not be paid to an executive under the employment agreements until the Company is no longer subject to the restrictions of the CPP executive compensation rules and until the Company and the bank are no longer subject to compensation restrictions of FDIC rules, the Consent Order and the Written Agreement.

The employment agreements prohibit competition for two years after employment termination, but the prohibition against competition is void after a change in control. Lastly, the employment agreements provide for reimbursement of the executives’ legal fees if the employment agreements are challenged after a change in control, up to a maximum of $500,000 for Mr. Mathewes and $100,000 for Mr. Smith.

Salary Continuation Agreements

We also entered into salary continuation agreements in 2008 with Messrs. Lyles, Mathewes, and Smith providing for a fixed annual benefit payable for 15 years upon attaining age 65. Mr. Lyles commenced receiving such payments when he reached the age of 65 on October 24, 2014. Mr. Smith commenced receiving such payments when he reached the age of 65 on August 15, 2015. Our calculation of the annual benefit amount payable to each executive under his salary continuation agreement took into account his projected final pay at an assumed retirement at age 65 and his projected retirement income from other employer-funded sources. Effective on June 30, 2010, however, the executives agreed to the cessation of all further accruals under the salary continuation agreements, agreeing instead to receive an annual benefit equal to the June 30, 2010 accrual balance divided by 15, which benefit would be payable for 15 years beginning at age 65. As revised effective June 30, 2010, the annual retirement benefits under the salary continuation agreements are $9,542 for Mr. Lyles, $4,217 for Mr. Mathewes, and $9,251 for Mr. Smith. Mr. Lyles received three SERP payments totaling $2,385.45 in 2014 and 12 payments totaling $9,541.80 in 2015. Mr. Smith received 5 payments totaling $3,854.55 in 2015. If a change in control of the Company occurs, however, instead of an annual benefit at age 65, Mr. Mathewes would receive a lump-sum payment in cash in the amount equal to his June 30, 2010 accrual balance, payable immediately after the change in control. Since they are already receiving payments, Messrs. Lyles and Smith would receive the amount equal to their respective balances at the time of the change in control.

Endorsement Split Dollar Agreements

We consider adequate life insurance coverage for executives to be an essential element of the compensation necessary to retain, attract and reward excellent service. In 2008, we entered into endorsement split dollar insurance agreements with Messrs. Lyles, Mathewes, and Smith. The endorsement split dollar agreements allow each executive to designate the beneficiary of a specified portion of the death benefits payable under bank-owned policies on the executive’s life. The executive’s right to designate a beneficiary of the life insurance death benefit expires when the executive’s employment terminates or when the executive attains age 65, whichever occurs first. The death benefit payable to the executive’s beneficiary is the lesser of (x) 100% of the policy’s net death proceeds, meaning the total death benefit minus the policy’s cash surrender value, or (y) the portion of the net death proceeds equal to 100% of the accrual balance required at age 65 under the executive’s salary continuation agreement. The bank is entitled to all insurance policy death proceeds remaining after payment of the death benefit to the executive’s beneficiary.

This bank-owned life insurance financing method is not expected to result in any material cost to the bank, but it is expected to increase the bank’s non-interest income in future operating periods. Because the bank intends to hold the bank-owned life insurance until the death of the insured’s, the increase of cash surrender value should be tax-free income under current Federal income tax law. The collection of death benefits on the life insurance policies, which is likewise tax free under current Federal and state income taxation, is expected to enhance the company’s return as well. The combination of tax-preferred income generated by the increasing cash value of the insurance policy, the tax-free insurance death benefit, and fully tax-deductible benefit payments to participants enables a bank to provide this significant benefit to executives through attractive cost-recovery financing.

Regulatory Restrictions on Compensation

Because of our participation in the CPP and because of formal supervisory action taken against us, we are subject to numerous compensation restrictions that do not affect other bank holding companies. The restrictions arise under the CPP rules, under FDIC rules applicable to financial organizations that are considered to be in a troubled condition, under the terms of the Consent Order, and under the terms Written Agreement.

CPP Restrictions. Under the American Recovery and Reinvestment Act that became law in February of 2009, companies participating in the CPP are subject to numerous compensation restrictions that apply for as long as the company is a CPP participant. Implemented by Treasury Department rules, the restrictions include the following:

•	an absolute prohibition on bonus or incentive compensation for the most highly compensated employee, including a prohibition against any increase in the nonqualified deferred compensation of the most highly compensated employee. The most highly compensated employee is, however, permitted to receive restricted stock awards with a maximum value of one third of the employee’s annual compensation, but the restricted stock generally cannot be transferred except according to a schedule corresponding to schedule for repayment of CPP funds and the restricted stock is forfeitable if the employee does not continue serving for at least two years;

•	any bonus payments made to an executive identified in the Summary Compensation Table or to any of the next 20 most highly compensated employees must be made subject to recovery – or “clawback” – by us if the bonus was based on erroneous financial or performance criteria;

•	severance and termination payments, also known as “golden parachute” payments, cannot be made to any of the executives identified in the Summary Compensation Table or to any of the next five most highly compensated employees; and

•	an independent compensation committee of the board must review all compensation arrangements to ensure that they do not encourage excessive risk taking or earnings manipulation.

The CPP rules do not prevent us from honoring the Salary Continuation Agreement commitments to make annual benefit payments to executives, although payments will not commence until they attain age 65.

FDIC rules applicable to financial organizations that are considered to be in a troubled condition. After the savings and loan crisis of the 1980s, Congress adopted legislation prohibiting golden parachute payments to executives of financial organizations that are subject to special regulatory oversight. Implemented by FDIC rules, the golden parachute prohibition applies to any bank or bank holding company that is subject to formal enforcement action by its federal bank regulatory agency, as we are and as our bank is.

Specifically, the company entered into the Written Agreement and the bank is subject to the Consent Order both of which refer to and require that we comply with the FDIC’s golden parachute payment prohibition.

The golden parachute payment restrictions contained in FDIC rules not only prohibit actual payment of severance benefits, the implementing rules even prohibit entering into severance or employment agreements with new or existing executives if those agreements could someday provide for payment of severance benefits. The golden parachute payment restrictions will apply until the Federal Reserve and the FDIC declare that we are no longer considered to be in troubled condition, which will not occur before the Written Agreement and the Consent Order are terminated.

The golden parachute payment restrictions do not prevent us from honoring the Salary Continuation Agreement commitments to make annual benefit payments to executives, although payments will not commence until they attain age 65.

Consent Order. The bank is subject to the Consent Order with the FDIC and the State Board. A full copy of the Consent Order was included in the company’s Current Report on Form 8-K that was filed with the SEC on December 30, 2010, which is available at www.sec.gov. The Consent Order explicitly prohibits the Bank from making any bonus payments without advance consent of the FDIC and the State Board, requires the bank to commission an independent compensation review, and requires the bank to adopt an employee compensation plan based on that independent review. Although the Consent Order does not contain specific compensation restrictions and limitations, the Consent Order gives the FDIC and the State Board authority to decide whether the employee compensation plan adopted based on independent review is acceptable.

Director Compensation

Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the board of directors. Pursuant to our bylaws, we began compensating our independent directors in May of 2007. The company only pays director fees to non-employee directors. We currently pay our non-employee directors a fee of $450 for each board meeting attended and $225 for each committee meeting attended. We paid Larry Tarleton, the former chairman of the board of directors, an additional chairman’s fee of $225 for each board meeting attended.

Name	2015 Fees Earned or Paid in Cash ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Michael W. Burrell	10,800	—	—	—	800	11,600
Alan D. Clemmons	7,200	—	—	—	968	8,168
John W. Gandy, CPA	9,450	—	—	—	1,081	10,531
Mary V. Propes	4,500	—	—	—	—	4,500
Tanya D. Robinson	8,100	—	—	—	—	8,100
Larry W. Tarleton(2)	4,725	—	—	—	—	4,725

(1) (2)	These amounts represent the dollar amount paid to directors for mileage reimbursement. Larry Tarleton retired from the Board on May 18, 2015 due to the mandatory retirement age.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows owners of more than 5% of our outstanding common stock, as of September 16, 2015

Name and Address	Number of Shares Owned	Right to Acquire	Percentage of Beneficial Ownership
Diego Rovizzi(1)	225,630		5.28%
Fariborz Ghadar(2)	214,833		5.02%

(1)     Calle 42 N. Te Entre 1Era Y Calle Coz, Cond. Meridian Dep. #301, Playa Del Carmen, Mexico 77710

(2)     2029 Connecticut Avenue, Apt. 21, Washington, DC 20008-6142

(3)     Neither one of these shareholders filed a Schedule 13 with the SEC.

The following table shows how much common stock in our company is owned by the directors, the named executive officers, and the directors and executive officers as a group, as of March 9, 2016. Unless otherwise indicated, the mailing address for each beneficial owner is c/o Tidelands Bancshares, Inc., 875 Lowcountry Blvd., Mount Pleasant, South Carolina 29464. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

Name	Number of Shares Owned (1)	Right to Acquire	Percentage of Beneficial Ownership (2)
Michael W. Burrell	55,168	—	1.29%
Alan D. Clemmons	62,120	—	1.45%
John D. Dalton (1)(a)	8,036	—	0.19%
John W. Gandy, CPA	8,125	—	0.19%
Thomas H. Lyles (1)(a)	98,397	—	2.30%
Robert H. (Bobby) Mathewes, Jr. (1)(a)(b)	26,413	—	0.62%
Mary V. Propes	19,500	—	0.46%
Tanya D. Robinson	30,300	—	0.71%
Milon C. Smith (1)(a)	18,026	—	0.42%
Executive officers and directors as a group (9 persons)	326,085	—	7.62%

(1)		Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program or allocated ESOP shares, unless otherwise indicated in these footnotes. To the company’s knowledge, each person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program the securities shown as beneficially owned by the person, except for the following shares which the individual has reported as indirectly owned:

	(a)	These shares are indirectly owned through the ESOP: John D. Dalton – 3,161 shares, Thomas H. Lyles – 12,729 shares, Robert H. Mathewes, Jr. – 12,427 shares, and Milon C. Smith – 13,226 shares.
	(b)	100 shares are indirectly owned by spouse.

(2)		The calculations are based on 4,277,176 shares of common stock outstanding on March 9, 2016.
69

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships And Related Transactions

Interests of Management and Others in Certain Transactions

We make loans and enter into other transactions in the ordinary course of business with our directors and officers and their affiliates. As of December 31, 2015, these borrowings totaled $8.2 million. It is our policy that these loans and other transactions be made in the ordinary course of business, on substantially the same terms (including price or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectability nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. Our policy is that all of our transactions with our affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party and will be approved by a majority of disinterested directors.

In July, 2007, the Bank entered into a lease with Office Developers, LLC to lease office space located at 1312 Professional Drive in Myrtle Beach, South Carolina. One of our directors, John W. Gandy is a 50% member in Office Developers, LLC, which is the owner of the building. The lease has a term of 20 years. In 2015 and 2014, we paid Officer Developers, LLC monthly rent under the lease of $12,500 per month, or $150.000 per year. We believe the terms to be no less favorable to us than could be obtained from an unaffiliated third party.

Director Independence

Our board of directors has determined that Michael W. Burrell, Alan D. Clemmons, John W. Gandy, Mary V. Propes, and Tanya D. Robinson are “independent” directors, based on the independence criteria set forth in the corporate governance listing standards of The NASDAQ Global Market, the exchange we selected in order to determine whether our directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-K.

Larry W. Tarleton retired from our board of directors on May 18, 2015. In 2014, our board of directors determined that Mr. Tarleton was independent directors, based on the independence criteria in the corporate governance listing standards of The NASDAQ Global Market.

Item 14. Principal Accounting Fees and Services.

AUDITING AND RELATED FEES

Audit Fees

The following table shows the fees that we paid or expect to pay to Elliott Davis Decosimo for services performed in fiscal years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Audit Fees	$111,000	$110,500
Audit-Related Fees	—	—
Tax Fees	7,250	9,750
All Other Fees	14,250	9,000

Total	$132,500	$129,250

Audit Fees. This category includes the aggregate fees billed or to be billed for each of the last two fiscal years for professional services rendered by Elliott Davis Decosimo for the audit of our annual financial statements and for reviews of the condensed financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis Decosimo during the fiscal years ended December 31, 2015 and 2014.

Tax Fees. This category includes the aggregate fees billed or to be billed for tax services rendered by Elliott Davis Decosimo for the fiscal years ended December 31, 2015 and 2014. These services include preparation of state and federal tax returns for the company and its subsidiary and miscellaneous tax research and assistance.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered by Elliott Davis Decosimo during the fiscal years ended December 31, 2015 and 2014. Fees paid in 2015 related to the audit of the company’s ESOP Plan and consulting related to various consulting matters. Fees paid in 2014 related to the audit of the company’s ESOP Plan.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

3.1.	Amended and Restated Articles of Incorporation of Tidelands Bancshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 16, 2008).

3.2	Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series T Preferred Stock (incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K filed on December 19, 2008).

3.3.	Articles of Amendment to the Company’s Restated Articles of Incorporation increasing the authorized shares of common stock (incorporated by reference to Exhibit 3.3 of the Company’s Form S-1/A filed on April 21, 2010).

3.4	Amended and Restated Bylaws of Tidelands Bancshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on June 16, 2008).

4.1.	See Exhibits 3.1 -3.4 for provisions in Tidelands Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock.

4.2.	Form of certificate of common stock (incorporated by reference as Exhibit 4.2 to the Company’s Form SB-2 filed with the SEC, File No. 333-97035).

4.3	Warrant to Purchase up to 571,821 shares of Common Stock (incorporated by reference as Exhibit 4.1 to the Company’s Form 8-K filed on December 19, 2008).

4.4	Form of certificate of Series T Preferred Stock Certificate (incorporated by reference as Exhibit 4.2 to the Company’s Form 8-K filed on December 19, 2008).

4.5	Indenture between Tidelands Bancshares, Inc. and Wilmington Trust Company, as Trustee dated as of June 20, 2008 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

4.6	Junior Subordinated Indenture between Tidelands Bancshares, Inc. and Wilmington Trust Company, as Trustee dated as of February 22, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on dated February 28, 2006).

10.1	Lease Agreement between Savings Associates and Tidelands Bank (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-KSB filed with the SEC for the period ended December 31, 2004).

10.2	Employment Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.5	Employment Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.6	Employment Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.9	Salary Continuation Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.11	Salary Continuation Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.12	Salary Continuation Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K filed on May 7, 2008).
72

10.15	Endorsement Split Dollar Agreement of Robert H. Mathewes Jr. (incorporated by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.17	Endorsement Split Dollar Agreement of Thomas H. Lyles (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.18	Endorsement Split Dollar Agreement of Milon C. Smith (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K filed on May 7, 2008).

10.20	Amended and Restated Declaration of Trust among Tidelands Bancshares, Inc., as sponsor, Wilmington Trust Company, as institutional trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.21	Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 26, 2008).

10.22	Amended and Restated Trust Agreement among Tidelands Bancshares, Inc., as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the administrative trustees named therein, including exhibits containing the related forms of the Tidelands Statutory Trust I Common Securities Certificate and the Preferred Securities Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2006).

10.23	Guarantee Agreement between Tidelands Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 7, 2006).

10.24	Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 19, 2008).

10.25	Form of Waiver, executed by each of Messrs. Robert E. Coffee, Jr., Alan W. Jackson, Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 19, 2008).

10.26	Form of Letter Agreement, executed by each of Messrs. Robert E. Coffee, Jr., Alan W. Jackson, Thomas H. Lyles, Milon C. Smith, and Robert H. Mathewes, Jr. with the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 19, 2008).

10.27	Tidelands Bancshares, Inc. 2004 Stock Incentive Plan and Form of Stock Option Agreement (Amendment No .1) as adopted by the Board of Directors November 20, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2007).

10.28	Amendment No. 2 to the 2004 Stock Incentive Plan for Tidelands Bancshares, Inc. as adopted by the Board of Directors October 20, 2008 (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed on March 30, 2009).

10.30	Consent Order, effective December 28, 2010, between the FDIC, the South Carolina State Board of Financial Institutions, and Tidelands Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2010).

14.1	We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed on March 29, 2012).

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial and Accounting Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101	The following financial information from Tidelands Bancshares Inc.’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on March 21, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015 and 2014, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.
74

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date: March 21, 2016	By:	/s/Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2016	By:	/s/John D. Dalton
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

Signature	Title	Date

/s/ Michael W. Burrell	Director	March 21, 2016
Michael W. Burrell

/s/ Alan D. Clemmons	Director	March 21, 2016
Alan D. Clemmons

/s/ John W. Gandy	Director	March 21, 2016
John W. Gandy

/s/ Mary V. Propes	Director	March 21, 2016
Mary V. Propes

/s/ Tanya D. Robinson	Director	March 21, 2016
Tanya D. Robinson

/s/ Thomas H. Lyles	President, Chief Executive
Thomas H. Lyles	Officer and Director	March 21, 2016

Exhibit List

23	Consent of Independent Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial and Accounting Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of the Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

101	The following financial information from Tidelands Bancshares Inc.’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on March 21, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2015 and 2014, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2015 and 2014, (iv) the Consolidated Statement of Cash Flows for the year ended December 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.
76