Form 10-Q
period 2016-03-31
TIDELANDS BANCSHARES INC
filed 2016-05-13
CIK 1178409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,277,176 shares of common stock, $.01 par value per share, were issued and outstanding as of May 11, 2016.

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Cautionary Note Regarding Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “should,” “predict,” “project,” “potential,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions. These forward-looking statements include statements the completion of our merger with United Community Banks, Inc., including the timing thereof and the ability to consummate the merger, what will happen if we are unable to complete the merger or continue as a going concern, our ability to develop strategies to eliminate uncertainty related to liquidity, capital and profitability, our expectation regarding economic growth in our markets, our belief that the diversity of economic activity in our markets will mitigate economic volatility and reduce our risk of loss, the effectiveness of our credit administration and risk management programs, our expectations related to our loan portfolio, including expectations related to our nonperforming assets, our expectation that a significant portion of unfunded commitments related to consumer equity lines of credit will not be funded, our belief that the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months, as well as statements related to the anticipated effects on results of operations and financial condition from expected developments or events. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Potential risks and uncertainties include, but are not limited to those described below and those described under Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015:

●	the risk that our shareholders do not approve the merger;
●	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;
●	the failure to satisfy each of the conditions to the consummation of the merger, including but not limited to, the risk that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the merger on acceptable terms, or at all;
●	the outcome of any potential legal proceedings related to the merger;
●	diversion of management time on merger-related issues;
●	the reaction of the companies’ customers to the merger transaction;
●	our ability to pay the interest in arrears on the outstanding junior subordinated debentures, which failure to pay could result in the holders of the junior subordinated debentures pursuing certain legal rights against the Company, including, but not limited to, forcing the Company into bankruptcy;
●	our efforts to raise capital or find a merger partner may not be successful;
●	our ability to achieve compliance with our Consent Order and potential regulatory actions if we fail to achieve compliance;
●	general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values;
●	a general decline in the real estate and lending market, particularly in our market areas, could negatively affect our financial results;
●	the results of our most recent external, independent review of our credit risk assets may not accurately predict the adverse effects on our financial condition if the economy were to deteriorate;
●	our ability to maintain appropriate levels of capital, including the potential that the regulatory agencies may require higher levels of capital above the standard regulatory-mandated minimums;
●	our ability to complete the sale of our Other Real Estate Owned properties, specifically at values equal to or above the currently recorded loan balances which could result in additional write downs;
●	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	increased funding costs due to market illiquidity, increased competition for funding, and /or increased regulatory requirements with regard to funding;
●	changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;
●	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged;

See accompanying notes to the consolidated financial statements.

●	competitive pressures among depository and other financial institutions may increase significantly;
●	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make;
●	competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can;
●	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;
●	adverse changes may occur in the bond and equity markets;
●	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets;
●	economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and
●	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the SEC.

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

See accompanying notes to the consolidated financial statements.

Item 1. Financial Statements

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,605,838	$5,733,049
Interest bearing balances	11,437,009	8,155,490
Total cash and cash equivalents	16,042,847	13,888,539
Securities available-for-sale	69,401,649	72,854,275
Securities held-to-maturity	5,245,348	5,254,558
Nonmarketable equity securities	1,077,350	895,950
Total securities	75,724,347	79,004,783
Mortgage loans held for sale	255,000	704,250
Loans receivable	325,044,893	324,211,251
Less allowance for loan losses	3,834,565	4,045,227
Loans, net	321,210,328	320,166,024
Premises, furniture and equipment, net	19,466,431	19,734,679
Accrued interest receivable	1,159,968	1,145,963
Bank owned life insurance (BOLI)	16,812,868	16,709,143
Other real estate owned	11,886,940	12,752,533
Other assets	1,655,802	2,128,829
Total assets	$464,214,531	$466,234,743

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$33,432,408	$34,104,265
Interest-bearing transaction accounts	36,697,429	37,022,130
Savings and money market accounts	103,467,525	105,963,416
Time deposits $100,000 and over	153,817,020	154,672,973
Other time deposits	85,877,822	88,747,198
Total deposits	413,292,204	420,509,982

Securities sold under agreements to repurchase	10,000,000	10,000,000
Advances from Federal Home Loan Bank	14,000,000	9,000,000
Junior subordinated debentures	14,434,000	14,434,000
Accrued interest payable	3,686,368	3,565,369
Other liabilities	7,265,173	6,778,562
Total liabilities	462,677,745	464,287,913

Commitments and contingencies-Note 6,14, and 19

Shareholders’ equity:
Preferred stock, $.01 par value and liquidation value per share of $1,000, 10,000,000 shares authorized, 14,448 issued and outstanding	14,448,000	14,448,000
Common stock, $.01 par value, 75,000,000 shares authorized; 4,277,176 shares issued and outstanding	42,772	42,772
Common stock-warrant, 571,821 shares outstanding	1,112,248	1,112,248
Capital surplus	41,550,104	41,550,104
Retained deficit	(55,070,448)	(54,201,346)
Accumulated other comprehensive loss	(545,890)	(1,004,948)
Total shareholders’ equity	1,536,786	1,946,830
Total liabilities and shareholders’ equity	$464,214,531	$466,234,743

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Income

For the three months ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Interest income:
Loans, including fees	$3,878,635	$3,823,679
Securities available-for-sale, taxable	344,678	355,977
Interest bearing deposits	11,393	9,522
Other interest income	9,782	8,997
Total interest income	4,244,488	4,198,175
Interest expense:
Time deposits $100,000 and over	509,387	544,693
Other deposits	367,842	406,831
Other borrowings	335,692	289,509
Total interest expense	1,212,921	1,241,033
Net interest income	3,031,567	2,957,142
Provision for loan losses	—	—
Net interest income after provision for loan losses	3,031,567	2,957,142

Noninterest income:
Service charges on deposit accounts	10,132	9,503
Residential mortgage origination income	37,970	48,200
Gain on sale of securities available-for-sale	—	6,053
Loss on sale and disposal of other assets	(2,234)	(1,701)
Other service fees and commissions	157,241	143,771
Increase in cash surrender value of BOLI	103,724	105,191
Other	2,603	4,586
Total noninterest income	309,436	315,603

Noninterest expense:
Salaries and employee benefits	1,689,076	1,636,353
Net occupancy	411,269	448,652
Furniture and equipment	164,019	177,084
Other real estate owned expense, net	340,978	128,924
Other operating	1,155,369	1,197,644
Total noninterest expense	3,760,711	3,588,677
Loss before income taxes	(419,708)	(315,932)

Income tax expense	—	—
Net loss	$(419,708)	$(315,932)
Preferred dividends accrued	449,394	413,532
Net loss available to common shareholders	$(869,102)	$(729,464)
Comprehensive Income:
Net loss	$(419,708)	$(315,932)
Unrealized gain on securities available for sale	740,415	887,595
Reclassification adjustment for realized gain on securities	—	(6,053)
Tax effect	(281,357)	(334,986)
Comprehensive income	$39,350	$230,624

Basic loss per common share	$(.20)	$(.17)
Diluted loss per common share	$(.20)	$(.17)
Weighted average common shares outstanding
Basic	4,277,176	4,220,991
Diluted	4,277,176	4,220,991

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2016 and 2015

(Unaudited)

	Preferred Stock		Common Stock	Common Stock		Capital	Retained Earnings	Accumulated other Comprehensive
	Shares	Amount	Warrants	Shares	Amount	Surplus	(deficit)	income	Total
Balance, December 31, 2014	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$41,550,104	$(50,680,789)	$(1,131,646)	$5,340,689
Preferred stock, dividend accrued							(413,532)		(413,532)
Net loss							(315,932)		(315,932)
Other comprehensive income								546,556	546,556
Balance, March 31, 2015	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$41,550,104	$(51,410,253)	$(585,090)	$5,157,781

Balance, December 31, 2015	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$41,550,104	$(54,201,346)	$(1,004,948)	$1,946,830
Preferred stock, dividend accrued							(449,394)		(449,394)
Net loss							(419,708)		(419,708)
Other comprehensive income								459,058	459,058
Balance, March 31, 2016	14,448	$14,448,000	$1,112,248	4,277,176	$42,772	$41,550,104	$(55,070,448)	$(545,890)	$1,536,786

See accompanying notes to the consolidated financial statements.

Tidelands Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(419,708)	$(315,932)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	—	—
Depreciation and amortization of premises, furniture and equipment	296,103	306,224
Discount accretion and premium amortization, net	67,500	90,044
Proceeds from sale of residential mortgages held-for-sale	2,142,980	2,869,690
Disbursements for residential mortgages held-for-sale	(1,693,730)	(3,286,690)
Increase in accrued interest receivable	(14,005)	(11,946)
Increase in accrued interest payable	120,999	139,046
Increase in cash surrender value of life insurance	(103,724)	(105,191)
Loss from sale and disposal of other assets	2,234	1,701
Gain from sale of real estate and other assets	(152,591)	(15,709)
Gain from sale of securities available-for-sale	—	(6,053)
Decrease in carrying value of other real estate	384,471	—
Decrease in other assets	191,669	37,872
Decrease in other liabilities	37,217	(453,596)
Net cash provided (used) by operating activities	859,415	(750,540)
Cash flows from investing activities:
Purchases of securities available-for-sale	—	(6,006,885)
Proceeds from sales of securities available-for-sale	—	7,227,111
Proceeds from calls, maturities, and paydowns of securities available-for-sale	4,134,751	2,439,744
Proceeds from payments of non-marketable equity securities	—	9,100
Purchase of non-marketable equity securities	(181,400)	—
Net increase in loans receivable	(1,125,711)	(2,876,483)
Proceeds from sale of other real estate owned	715,119	619,606
Purchase of premises, furniture and equipment, net	(30,089)	(66,056)
Net cash provided by investing activities	3,512,670	1,346,137
Cash flows from financing activities:
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(3,492,449)	1,438,017
Net decrease in certificates of deposit and other time deposits	(3,725,328)	(277,449)
Increase in FHLB advances	5,000,000	—
Net cash (used) provided by financing activities	(2,217,777)	1,160,568
Net increase in cash and cash equivalents	2,154,308	1,756,165
Cash and cash equivalents, beginning of period	13,888,539	21,285,269
Cash and cash equivalents, end of period	$16,042,847	$23,041,434

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,091,922	$1,101,988
Transfer of loans to foreclosed assets	$81,407	$303,550
Preferred stock-dividends accrued	$449,394	$413,532
Change in unrealized loss on securities available-for-sale	$704,415	$881,542

See accompanying notes to the consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-K. The financial statements, as of March 31, 2016 and for the interim periods ended March 31, 2016 and 2015, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial information as of December 31, 2015 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s 2015 Annual Report on Form 10-K.

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

As discussed in note 22, Subsequent Events, on April 4, 2016, Tidelands Bancshares, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “merger agreement”) with United Community Banks, Inc. (“United”). Under the merger agreement, the Company will merge with and into United and Tidelands Bank (the “Bank”) will merge with and into United’s wholly-owned subsidiary bank, United Community Bank. In connection with the merger, the holders of the trust preferred securities have agreed to waive the defaults and consent to an assumption of the trust preferred securities by United at the time of completion of the merger. If the merger is not completed, the waivers will be ineffective and the trustee and holders of the trust preferred securities will be able to exercise all rights and remedies under their respective governing instruments, including forcing the Company into involuntary bankruptcy. The merger agreement provides that, at the effective time of the merger, United will assume all of the Company’s obligations relating to its outstanding trust preferred securities. The assumption is conditioned on United’s payment of all amounts required to bring current the payment of interest (including deferred interest) on the trust preferred securities.

Organization - Tidelands Bancshares, Inc. was incorporated on January 31, 2002 to serve as a bank holding company for its subsidiary, Tidelands Bank. The Company operated as a development stage company from January 31, 2002 to October 5, 2003. Tidelands Bank commenced business on October 6, 2003. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Charleston, Dorchester, Berkeley, Horry, Georgetown, Beaufort and Jasper counties in South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions. The Company formed Tidelands Statutory Trust I and Tidelands Statutory Trust II on February 22, 2006 and June 20, 2008, respectively, for the purpose of issuing trust preferred securities. In accordance with current accounting guidance, the Trusts are not consolidated in these financial statements. As further discussed in Note 18, on December 19, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008, the Company issued 14,448 preferred shares and a common stock warrant to purchase 571,821 shares in return for $14.4 million in cash, to the U.S. Department of Treasury.

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

Consent Order – The Bank is under a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”). See note 2.

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

Comprehensive Income (Loss) - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss) are components of comprehensive income (loss).

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

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2016, the FASB issued new guidance to change accounting for leases that will generally require most leases to be recognized on the balance sheet. The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee’s rights to use the underlying assets for the lease terms for lease arrangements longer than 12 months. Under this approach, a lessee will account for most existing capital/finance leases as Type A leases and most existing operating leases as Type B leases. Type A and Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for all companies and organizations. Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

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

Reclassifications - Certain captions and amounts in the 2015 financial statements were reclassified to conform to the 2016 presentation. These reclassifications had no effect on shareholders’ equity or results of operations as previously presented.

NOTE 2 – OTHER CONSIDERATIONS AND REGULATORY MATTERS

Other Considerations

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flows and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. However, since 2012, the Bank’s nonperforming assets have begun to stabilize. The Bank’s nonperforming assets at March 31, 2016 were $19.2 million, $20.5 million at December 31, 2015 and $24.4 million at December 31, 2014. As a percentage of total assets, nonperforming assets were 4.13% as of March 31, 2016, 4.39% as of December 31, 2015 and 5.12% as of December 31, 2014. As a percentage of total loans, nonperforming loans were 2.24% as of March 31, 2016, 2.38% as of December 31, 2015 and 2.15% as of December 31, 2014.

The Company and the Bank operate in a highly regulated industry and must plan for the liquidity needs of each entity separately. A variety of sources of liquidity have historically been available to the Bank to meet its short-term and long-term funding needs. Although a number of these sources have been limited following execution of the Consent Order, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2016 in an effort to ensure that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.

Prior to the recent economic downturn, the Company, if needed, would have relied on dividends from the Bank as its primary source of liquidity. Currently, however, the Company has no available sources of liquidity. The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends. In addition, the terms of the Consent Order described below further limits the Bank’s ability to pay dividends to the Company to satisfy its funding needs. Management believes the Bank’s liquidity sources are adequate to meet its needs for at least the next 12 months, but if the Bank is unable to meet its liquidity needs, then the Bank may be placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed conservator or receiver. As discussed in Note 22, Subsequent Events, on April 4, 2016, the Company entered into a merger agreement with United. Under the merger agreement, the Bank will merge with and into United’s wholly-owned subsidiary bank, United Community Bank.

As permitted by the indentures, the Company began deferring interest payments on its trust preferred securities in December 2010 and was allowed to defer such payments for up to 20 consecutive quarterly periods, although interest continued to accrue and compounded quarterly. All of the deferred interest, including interest accrued on such deferred interest, became due and payable on December 30, 2015. The Company failed to pay the deferred and compounded interest at the end of the deferral period, and on March 8, 2016, the Company received notices of default from Wilmington Trust Company, in its capacity as Trustee, relating to the trust preferred securities declaring the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities plus accrued interest totaled $18.3 million at March 31, 2016.

In connection with the proposed merger with United, the holders of the trust preferred securities have agreed to waive the defaults and consent to an assumption of the trust preferred securities by United at the time of completion of the merger. If the merger is not completed, the waivers will be ineffective and the trustee and holders of the trust preferred securities will be able to exercise all rights and remedies under their respective governing instruments, including forcing the Company into involuntary bankruptcy. The merger agreement provides that, at the effective time of the merger, United will assume all of the Company’s obligations relating to its outstanding trust preferred securities. The assumption is conditioned on United’s payment of all amounts required to bring current the payment of interest (including deferred interest) on the trust preferred securities.

The merger is subject to required regulatory approvals, approval of the Company’s common shareholders and other customary closing conditions. If the merger does not close, the Company will need to raise substantial additional capital to pay all interest accrued on its trust preferred securities and to increase the Bank’s capital levels to meet the standards set forth by the FDIC in the Consent Order. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of March 31, 2016, the Bank is categorized as “adequately capitalized.”

If the merger does not close, there can be no assurances that the Company or the Bank will be able to raise additional capital. An equity financing transaction by the Company would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. Likewise, an equity financing transaction by the Bank would result in substantial dilution to the Company’s ownership interest in the Bank. It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, the Company would be unable to realize its assets and discharge its liabilities in the normal course of business.

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

The Company intends to take all actions necessary to enable the Bank to comply with the requirements of the Consent Order. Under the proposed merger agreement with United, the Bank will merge with and into United’s wholly-owned subsidiary bank, United Community Bank. If the merger does not close, there can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, and the determination of the Bnak’s compliance will be made by the FDIC and the State Board. Failure to meet the requirements of the Consent Order could result in additional regulatory requirements, which could ultimately lead to the Bank being taken into receivership by the FDIC. As of March 31, 2016, the Bank is not in compliance with all the provisions outlined in the Consent Order.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2016
	Carrying Amount		Estimated Fair Value		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,605,838		$4,605,838		$4,605,838	$—	$—
Interest bearing balances	11,437,009		11,437,009		11,437,009	—	—
Securities available-for-sale	69,401,649		69,401,649		4,493,047	64,908,602	—
Securities held-to-maturity	5,245,348		5,297,850		—	5,297,850	—
Nonmarketable equity securities	1,077,350		1,077,350		—	—	1,077,350
Mortgage loans held for sale	255,000		255,000		—	255,000	—
Loans receivable	325,044,893		323,546,787		—	308,783,665	14,763,122

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$173,597,362		$173,597,362		$—	$173,597,362	$—
Certificates of deposit and other time deposits	239,694,842		238,927,000		—	238,927,000	—
Securities sold under agreements to repurchase	10,000,000		10,240,000		—	10,240,000	—
Advances from Federal Home Loan Bank	14,000,000		14,151,000		—	14,151,000	—
Junior subordinated debentures	14,434,000	(1)	N/A	(1)	—	—	N/A	(1)

	December 31, 2015
	Carrying Amount		Estimated Fair Value		Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,733,049		$5,733,049		$5,733,049	$—	$—
Interest bearing balances	8,155,490		8,155,490		8,155,490	—	—
Securities available-for-sale	72,854,275		72,854,275		4,474,688	68,379,587	—
Securities held-to-maturity	5,254,558		5,221,623		—	5,221,623	—
Nonmarketable equity securities	895,950		895,950		—	—	895,950
Mortgage loans held for sale	704,250		704,250		—	704,250	—
Loans receivable	324,211,251		321,959,119		—	306,355,758	15,603,361

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	$177,089,811		$177,089,811		$—	$177,089,811	$—
Certificates of deposit and other time deposits	243,420,171		242,259,000		—	242,259,000	—
Securities sold under agreements to repurchase	10,000,000		10,328,000		—	10,328,000	—
Advances from Federal Home Loan Bank	9,000,000		9,163,000		—	9,163,000	—
Junior subordinated debentures	14,434,000	(1)	N/A	(1)	—	—	N/A	(1)

(1)	The Company is unable to determine value based on the significant unobservable inputs required in the calculation. Refer to Note 11 for further information.

	March 31, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$21,728,953	$—	$19,112,618	$—
Letters of credit	479,776	—	501,751	—

Fair value measurement on Investment Securities, Loans, Mortgage Loans held for Sale and Other Real Estate are presented below.

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

Assets measured at fair value on a recurring basis are as follows as of March 31, 2016 and December 31, 2015:

Available-for-sale: March 31, 2016	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
US Treasuries	$4,493,047	$—	$—
Government sponsored enterprises	—	11,850,987	—
Mortgage-backed securities	—	42,970,270	—
SBA loan pools	—	10,087,345	—
Mortgage loans held-for-sale	—	255,000	—
Total	$4,493,047	$65,163,602	$—
December 31, 2015
US Treasuries	$4,474,688	$—	$—
Government sponsored enterprises	—	13,773,797	—
Mortgage-backed securities	—	44,445,132	—
SBA loan pools	—	10,160,658	—
Mortgage loans held-for-sale	—	704,250	—
Total	$4,474,688	$69,083,837	$—

Held-to-maturity: March 31, 2016	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Government sponsored enterprises	$—	$3,073,989	$—
Mortgage-backed securities	—	1,213,203	—
SBA loan pools	—	1,010,658	—
Total	$—	$5,297,850	$—
December 31, 2015
Government sponsored enterprises	$—	$3,016,363	$—
Mortgage-backed securities	—	1,202,437	—
SBA loan pools	—	1,002,823	—
Total	$—	$5,221,623	$—

March 31, 2016	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$—	$14,763,122
Other real estate owned	—	—	11,886,940
Total	$—	$—	$26,650,062
December 31, 2015
Impaired loans	$—	$—	$15,603,361
Other real estate owned	—	—	12,752,533
Total	$—	$—	$28,355,894

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	March 31, 2016	December 31, 2015	Valuation Technique	Significant Observable Inputs	Significant Unobservable Inputs

Other real estate owned	$11,886,940	$12,752,533	Appraisal Value/Comparison Sales/Other Estimates	Appraisals and or sales of comparable properties	Appraisals discounted 7% for sales commissions and other holding costs

Impaired loans	$14,763,122	$15,603,361	Appraisal Value/Comparison Sales/Discounted Cash Flows	Appraisals, sales of comparable properties and or discounted cash flows	Appraisals discounted 2% to 12% for sales commissions and other holding costs

NOTE 4 - CASH AND DUE FROM BANKS

The Company maintains cash balances on hand in order to meet reserve requirements determined by the Federal Reserve. At March 31, 2016, the Bank had $321,000 on hand with the Federal Reserve Bank to meet this requirement. At March 31, 2016, the Bank had $1.4 million in actual currency and cash on hand, $3.2 million in due from non-interest bearing balances and $11.4 million in due from interest bearing balances.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

Available-for-sale:

	Amortized	Gross Unrealized		Estimated
March 31, 2016	Cost	Gains	Losses	Fair Value
US Treasuries	$4,477,057	$15,990	$—	$4,493,047
Government-sponsored enterprises	11,815,595	35,392	—	11,850,987
Mortgage-backed securities	43,845,003	21,579	896,312	42,970,270
SBA loan pools	10,144,463	9,859	66,977	10,087,345
Total	$70,282,118	$82,820	$963,289	$69,401,649

December 31, 2015
US Treasuries	$4,473,861	$2,164	$1,337	$4,474,688
Government-sponsored enterprises	13,814,519	2,740	43,462	13,773,797
Mortgage-backed securities	45,815,211	17,161	1,387,240	44,445,132
SBA loan pools	10,371,569	—	210,911	10,160,658
Total	$74,475,160	$22,065	$1,642,950	$72,854,275

Held-to-Maturity:

	Amortized	Gross Unrealized		Estimated
March 31, 2016	Cost	Gains	Losses	Fair Value
Government-sponsored enterprises	$3,010,307	$63,681	$—	$3,073,988
Mortgage-backed securities	1,230,434	—	17,231	1,213,203
SBA loan pools	1,004,607	6,052	—	1,010,659
Total	$5,245,348	$69,733	$17,231	$5,297,850

December 31, 2015
Government-sponsored enterprises	$3,011,148	$7,750	$2,535	$3,016,363
Mortgage-backed securities	1,237,308	—	34,871	1,202,437
SBA loan pools	1,006,102	—	3,279	1,002,823
Total	$5,254,558	$7,750	$40,685	$5,221,623

The amortized cost and estimated fair values of investment securities at March 31, 2016, by contractual maturity dates are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. Mortgage-backed securities are presented as a separate line item since pay downs are expected before contractual maturity dates.

	Available-For-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	14,472,653	14,523,436	—	—
Due after five years through ten years	912,337	915,903	3,009,210	3,066,523
Due after ten years	11,052,125	10,992,040	1,005,704	1,018,124
Subtotal	26,437,115	26,431,379	4,014,914	4,084,647
Mortgage-backed securities	43,845,003	42,970,270	1,230,434	1,213,203
Total Securities	$70,282,118	$69,401,649	$5,245,348	$5,297,850

At March 31, 2016 and December 31, 2015, investment securities with market values of $17,445,685 and $17,690,070 respectively, were pledged as collateral for securities sold under agreements to repurchase and a fed funds line. Gross proceeds from the sale of investment securities totaled $0 and $7,227,111 for the periods ended March 31, 2016 and December 31, 2015, respectively. There were no sales of securities for the period ended March 31, 2016. There were gross realized losses of $32,118 resulting in a net realized loss of $32,118 for the year ended December 31, 2015. There were no proceeds from the sale of investment securities for the three months ended March 31, 2016, resulting in no realized gains or losses on the sale of investment securities for the three months ended March 31, 2016. There were gross realized gains on the sale of investment securities of $17,654 with gross realized losses of $11,601 resulting in a net realized gain of $6,053 for the year ended December 31, 2015. The cost of investments sold is determined using the specific identification method.

For investments where fair value is less than amortized cost the following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015:

	Less than
Available-for-sale:	Twelve months		Twelve months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2016	Fair value	losses	Fair value	losses	Fair value	losses
US Treasuries	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	—	—	—	—	—	—
Mortgage-backed securities	3,827,598	22,152	36,122,949	874,159	39,950,947	896,311
SBA loan pools	3,417,477	10,863	4,500,519	56,115	7,917,996	66,978
Total	$7,245,075	$33,015	$40,623,468	$930,274	$47,868,543	$963,289

	Less than Twelve months		Twelve months or more		Total
December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
US Treasuries	$1,495,313	$1,337	$—	$—	$1,495,313	$1,337
Government-sponsored enterprises	12,782,240	43,462	—	—	12,782,240	43,462
Mortgage-backed securities	5,079,922	42,448	37,421,026	1,344,792	42,500,948	1,387,240
SBA loan pools	2,158,767	14,042	8,001,891	196,869	10,160,658	210,911
Total	$21,516,242	$101,289	$45,422,917	$1,541,661	$66,939,159	$1,642,950

Held-to-maturity:	Less than Twelve months		Twelve months or more		Total
March 31, 2016	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,213,203	17,231	—	—	1,213,203	17,231
SBA loan pools	—	—	—	—	—	—
Total	$1,213,203	$17,231	$—	$—	$1,213,203	$17,231

	Less than Twelve months		Twelve months or more		Total
December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Government-sponsored enterprises	$1,003,816	$2,535	$—	$—	$1,003,816	$2,535
Mortgage-backed securities	1,202,437	34,871	—	—	1,202,437	34,871
SBA loan pools	1,002,823	3,279	—	—	1,002,823	$3,279
Total	$3,209,076	$40,685	$—	$—	$3,209,076	$40,685

Securities classified as available-for-sale are recorded at fair market value. Of the securities in an unrealized loss position, there were thirty-three securities in a continuous loss position for 12 months or more at March 31, 2016 and there were thirty-nine securities in a continuous loss position for 12 months or more at December 31, 2015. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Nonmarketable equity securities include the fair value of stock in community bank holding companies of $63,150 at March 31, 2016 and December 31, 2015, respectively, and the Federal Home Loan Bank stock which has no quoted market value and no ready market exists. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to collateralize such borrowings. At March 31, 2016 and December 31, 2015, the Company’s investment in Federal Home Loan Bank stock was $1,014,200 and $832,800, respectively.

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

NOTE 6 - LOANS RECEIVABLE

Major classifications of loans receivable are summarized as follows for the periods ended March 31, 2016 and December 31, 2015:

	2016	2015
Real estate - construction	$42,484,064	$42,696,168
Real estate - mortgage	251,756,680	253,617,224
Commercial and industrial	26,219,650	23,977,848
Consumer and other	4,740,074	4,058,626
Total loans receivable, gross	325,200,468	324,349,866
Deferred origination fees	(155,575)	(138,615)
Total loans receivable, net of deferred origination fees	325,044,893	324,211,251
Less allowance for loan losses	3,834,565	4,045,227
Total loans receivable, net of allowance for loan loss	$321,210,328	$320,166,024

The composition of gross loans by rate type is as follows for the periods ended March 31, 2016 and December 31, 2015:

	2016	2015
Variable rate loans	$91,518,255	$91,607,108
Fixed rate loans	233,526,638	232,604,143
Total gross loans	$325,044,893	$324,211,251

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2016 and December 31, 2015:

	Commercial and Industrial		Commercial Real Estate		Commercial Real Estate Construction
	2016	2015	2016	2015	2016	2015
Grade:
Pass	$25,093,752	$23,018,548	$139,926,807	$136,343,608	$16,073,250	$14,911,423
Special Mention	200,190	356,774	12,431,588	13,606,093	—	—
Substandard	925,708	602,526	4,027,671	4,011,084	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$26,219,650	$23,977,848	$156,386,066	$153,960,785	$16,073,250	$14,911,423

	Residential Real Estate		Real Estate Residential Construction		Consumer and Other
	2016	2015	2016	2015	2016	2015
Grade:
Pass	$89,540,161	$92,286,019	$22,110,342	$23,484,405	$4,654,879	$3,971,129
Special Mention	1,708,859	2,417,580	3,138,281	3,121,147	85,195	87,497
Substandard	4,121,594	4,952,840	1,162,191	1,179,193	—	—
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$95,370,614	$99,656,439	$26,410,814	$27,784,745	$4,740,074	$4,058,626

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following is an aging analysis of our loan portfolio at March 31, 2016 and December 31, 2015:

	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
March 31, 2016
Accruing Loans Paid Current	$25,446,185	$153,800,732	$16,073,250	$90,219,218	$25,248,622	$4,740,074	$315,528,081
Accruing Loans Past Due:
30-59 Days	307,493	—	—	735,192	—	—	1,042,685
60-89 Days	—	65,647	—	1,289,001	—	—	1,354,648
Total Loans Past Due	307,493	65,647	—	2,024,193	—	—	2,397,333
Loans Receivable on Nonaccrual Status	$465,972	$2,519,687	$—	$3,127,203	$1,162,192	$—	$7,275,054
Total Loans Receivable	$26,219,650	$156,386,066	$16,073,250	$95,370,614	$26,410,814	$4,740,074	$325,200,468

December 31, 2015
Accruing Loans Paid Current	$23,349,423	$151,472,170	$14,911,423	$94,347,976	$26,605,552	$4,058,626	$314,745,170
Accruing Loans Past Due:
30-59 Days	102,676	—	—	1,527,207	—	—	1,629,883
60-89 Days	130,749	—	—	120,323	—	—	251,072
Total Loans Past Due	233,425	—	—	1,647,530	—	—	1,880,955
Loans Receivable on Nonaccrual Status	$395,000	$2,488,615	$—	$3,660,933	$1,179,193	$—	$7,723,741
Total Loans Receivable	$23,977,848	$153,960,785	$14,911,423	$99,656,439	$27,784,745	$4,058,626	$324,349,866

The following is a summary of information pertaining to impaired and nonaccrual loans at March 31, 2016 and December 31, 2015:

	2016	2015
Impaired loans without a valuation allowance	$11,876,877	$12,869,116
Impaired loans with a valuation allowance	4,284,458	3,988,875
Total impaired loans	$16,161,335	$16,857,991
Valuation allowance related to impaired loans	$1,398,213	$1,254,631
Average of impaired loans during the period	$17,667,222	$18,363,879
Total nonaccrual loans	$7,275,054	$7,723,741
Total Loans past due 90 days and still accruing	$—	$—
Total loans considered impaired which are classified as troubled debt restructurings	$11,306,725	$11,810,645

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at March 31, 2016 and December 31, 2015:

March 31, 2016	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
With no related allowance recorded:
Recorded Investment	$—	$6,981,711	$—	$3,925,400	$969,766	$—	$11,876,877
Unpaid Principal Balance	—	7,500,707	—	4,511,707	1,099,766	—	13,112,180
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$465,972	$2,469,930	$—	$1,156,130	$192,426	$—	$4,284,458
Unpaid Principal Balance	465,972	2,740,514	—	1,156,130	192,426	—	4,555,042
Related Allowance	295,972	538,117	—	489,199	74,925	—	1,398,213
Total:
Recorded Investment	$465,972	$9,451,641	$—	$5,081,530	$1,162,192	$—	$16,161,335
Unpaid Principal Balance	465,972	10,241,221	—	5,667,837	1,292,192	—	17,667,222
Related Allowance	295,972	538,117	—	489,199	74,925	—	1,398,213

December 31, 2015
With no related allowance recorded:
Recorded Investment	$395,000	$7,025,383	$—	$4,461,966	$986,767	$—	$12,869,116
Unpaid Principal Balance	395,000	7,544,378	—	5,048,273	1,116,768	—	14,104,419
Related Allowance	—	—	—	—	—	—	—
With an allowance recorded:
Recorded Investment	$—	$2,434,464	$—	$1,361,986	$192,425	$—	$3,988,875
Unpaid Principal Balance	—	2,705,049	—	1,361,986	192,425	—	4,259,460
Related Allowance	—	484,653	—	695,053	74,925	—	1,254,631
Total:
Recorded Investment	$395,000	$9,459,847	$—	$5,823,952	$1,179,192	$—	$16,857,991
Unpaid Principal Balance	395,000	10,249,427	—	6,410,259	1,309,193	—	18,363,879
Related Allowance	—	484,653	—	695,053	74,925	—	1,254,631

The following is an analysis of our impaired loan portfolio detailing average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015, respectively.

For the Three Months Ended	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Total
March 31, 2016
With no related allowance recorded:
Average Recorded Investment	$—	$7,521,877	$—	$4,566,432	$1,107,998	$—	$13,196,307
Interest Income Recognized	—	49,832	—	11,996	—	—	61,828
With an allowance recorded:
Average Recorded Investment	$467,346	$2,739,669	$—	$1,159,032	$192,425	$—	$4,558,472
Interest Income Recognized	371	7,918	—	12,645	—	—	20,934

March 31, 2015
With no related allowance recorded:
Average Recorded Investment	$1,195,988	$6,987,478	$—	$4,389,872	$1,537,559	$—	$14,110,897
Interest Income Recognized	23,890	52,473	—	39,762	—	—	116,125
With an allowance recorded:
Average Recorded Investment	$4,840,000	$3,970,930	$—	$2,436,238	$1,364,926	$—	$12,612,094
Interest Income Recognized	54,450	15,936	—	20,107	8,995	—	99,488

The following is a summary of information pertaining to our allowance for loan losses at March 31, 2016 and December 31, 2015:

March 31, 2016	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$172,096	$1,252,596	$50,699	$1,524,430	$373,285	$13,837	$658,284	$4,045,227
Charge-offs	(13,837)	—	—	(247,429)	—	—	—	(261,266)
Recoveries	27,005	6,400	—	16,993	—	206	—	50,604
Provision	250,314	(22,492)	5,557	(79,991)	(57,317)	727	(96,797)	—
Ending Balance	$435,578	$1,236,503	$56,256	$1,214,003	$315,968	$14,770	$561,487	$3,834,565
Individually evaluated for impairment	295,972	538,117	—	489,199	74,925	—	—	1,398,213
Collectively evaluated for impairment	139,606	698,386	56,256	724,804	241,043	14,770	561,487	2,436,352
Loans Receivable:
Ending Balance	$26,219,650	$156,386,066	$16,073,250	$95,370,614	$26,410,814	$4,740,074	$—	$325,200,468
Individually evaluated for impairment	465,972	9,451,641	—	5,081,530	1,162,192	—	—	16,161,335
Collectively evaluated for impairment	25,753,678	146,934,425	16,073,250	90,289,084	25,248,622	4,740,074	—	309,039,133

December 31, 2015	Commercial and Industrial	Commercial Real Estate	Commercial Real Estate Construction	Residential Real Estate	Residential Real Estate Construction	Consumer and Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$546,588	$1,311,805	$73,911	$921,649	$1,082,036	$93,165	$720,383	$4,749,537
Charge-offs	(636,997)	(1,189,302)	—	(610,019)	(290,826)	(764)	—	(2,727,908)
Recoveries	25,161	123,611	—	100,179	598,961	686	—	848,598
Provision	237,344	1,006,482	(23,212)	1,112,621	(1,016,886)	(79,250)	(62,099)	1,175,000
Ending Balance	$172,096	$1,252,596	$50,699	$1,524,430	$373,285	$13,837	$658,284	$4,045,227
Individually evaluated for impairment	—	484,653	—	695,053	74,925	—	—	1,254,631
Collectively evaluated for impairment	209,141	767,943	50,699	831,341	259,351	13,837	658,284	2,790,596
Loans Receivable:
Ending Balance	$23,977,848	$153,960,785	$14,911,423	$99,656,439	$27,784,745	$4,058,626	$—	$324,349,866
Individually evaluated for impairment	395,000	9,459,847	—	5,823,951	1,179,193	—	—	16,857,991
Collectively evaluated for impairment	23,582,848	144,500,938	14,911,423	93,832,488	26,605,552	4,058,626	—	307,491,875

The allowance for loan losses, as a percent of loans, net of deferred fees, was 1.18% and 1.25% for periods ended March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the Bank had 23 loans totaling $7,310,516 or 2.25% of gross loans, in nonaccrual status, of which $2,954,253 were deemed to be troubled debt restructurings. There were nine loans totaling $8,407,005 deemed to be troubled debt restructurings not in nonaccrual status at March 31, 2016. At December 31, 2015, the Bank had 19 loans totaling $7,723,741 or 2.38% of gross loans, in nonaccrual status, of which $3,360,185 were deemed to be troubled debt restructurings. There were nine loans totaling $8,450,460 deemed troubled debt restructurings in accruing status at December 31, 2015. There were no loans contractually past due 90 days or more and still accruing interest at March 31, 2016 or December 31, 2015. Our analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We do not recognize interest income on loans that are in nonaccrual status. At March 31, 2016 and December 31, 2015, the Bank had $18,000 reserved for off-balance sheet credit exposure related to unfunded commitments included in other liabilities on our consolidated balance sheet.

At March 31, 2016, loans totaling $24.6 million were pledged as collateral at the Federal Home Loan Bank, and no loans were required to be pledged to maintain a line of credit with the Federal Reserve Bank.

The troubled debt restructurings (“TDR’s”) amounted to $11,306,725 at March 31, 2016. The accruing TDR’s were $8,406,210 and the non-accruing TDR’s were $2,900,515 at March 31, 2016. The TDR’s amounted to $12,082,331 at March 31, 2015. The accruing TDR’s were $7,572,466 and the non-accruing TDR’s were $4,509,865 at March 31, 2015.

During the three months ended March 31, 2016, the Bank did not modify any loans that were considered to be troubled debt restructurings.

The Bank did not have any troubled debt restructurings that subsequently defaulted during the three months ended March 31, 2016.

The following chart represents the troubled debt restructurings that subsequently defaulted during the three months ended March 31, 2015.

	For the three months ended March 31, 2015
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted During the Period:
Commercial Real Estate	1	$1,172,501
Totals	1	$1,172,501

No loans that were determined to be troubled debt restructurings during the three months ended March 31, 2016, subsequently defaulted. During the three months ended March 31, 2015, one loan that had previously been restructured went into default.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by performing the usual process for all loans in determining the allowance for loan loss.

NOTE 7 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the three months ended March 31, 2016 and the year ended December 31, 2015 are summarized below:

	2016	2015
Balance, beginning of year	$12,752,533	$17,518,665
Additions	81,407	1,752,347
Sales	(562,529)	(6,463,682)
Write-downs	(384,471)	(54,797)
Balance, end of period	$11,886,940	$12,752,533

NOTE 8 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consist of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Land and land improvements	$3,434,431	$3,434,431
Building and leasehold improvements	18,668,886	18,668,886
Furniture and equipment	4,068,147	4,076,245
Software	657,630	663,066
Construction in progress	89,942	80,750
Total	26,919,036	26,923,378
Less, accumulated depreciation	7,452,605	7,188,699
Premises, furniture and equipment, net	$19,466,431	$19,734,679

Depreciation expense for the three months ended March 31, 2016 and 2015 amounted to $296,103 and $306,224, respectively. Construction in progress is related to financial reporting software upgrades. For the three months ended March 31, 2016 the Bank capitalized $0 in interest related to this in progress item. The expected costs to complete the in progress item are $15,000.

NOTE 9 - DEPOSITS

At March 31, 2016, the scheduled maturities of certificates of deposit were as follows:

Maturing:	Amount
Remaining through 2016	$139,296,635
2017	81,085,152
2018	14,488,477
2019	1,760,834
2020	2,075,033
Thereafter	988,711

Total	$239,694,842

The Bank had no wholesale deposits for the periods ended March 31, 2016 and December 31, 2015. For the period ended March 31, 2016, the Bank had $25.5 million in certificates of deposits greater than $250,000.

Overdraft deposit accounts are reclassified to consumer loans and are included in gross loans. At March 31, 2016 and December 31, 2015, overdraft deposits were $8,746 and $4,375, respectively.

NOTE 10 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Bank has entered into sales of securities under an agreement to repurchase. This obligation to repurchase securities sold is reflected as a liability on the consolidated balance sheet as one obligation totaling $10.0 million at March 31, 2016. On November 14, 2007, the Bank borrowed $10.0 million under a nine-year repurchase agreement at a fixed rate of 4.40%. This repurchase agreement requires quarterly interest only payments with principal and interest due on maturity. The dollar amounts of securities underlying the agreements are book entry securities. Available-for-sale securities with fair values of $10,501,417 and $10,715,693 at March 31, 2016 and December 31, 2015, respectively, are used as collateral for the agreement.

Securities sold under repurchase agreements are summarized as follows for the periods ended March 31, 2016 and December 31, 2015:

	2016	2015

Amount outstanding at period end	$10,000,000	$10,000,000
Average amount outstanding during the period	10,000,000	10,000,000
Maximum outstanding at any month-end	10,000,000	10,000,000
Weighted average rate paid at period-end	4.40%	4.40%
Weighted average rate paid during the period	4.47%	4.46%

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

The Trust I Securities in the transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 1.38%, which was 1.983% at March 31, 2016. The distribution rate payable on the Trust I Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust I Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of March 30, 2036.

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

The Trust II Securities accrue and pay distributions quarterly at a rate equal to (i) 9.425% fixed for the first 5 years, and (ii) the three-month LIBOR rate plus 5.075%, which was 5.678% at the period ended March 31, 2016. The distribution rate payable on the Trust II Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Trust II Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2038.

The Trust II Securities mature or are mandatorily redeemable upon maturity on June 30, 2038 or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Trust II Securities in whole or in part, on or after June 30, 2013. The Company may also redeem the Trust II Securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium. The Trust I Securities and Trust II Securities are collectively referred to as the trust preferred securities.

As permitted by the indentures, the Company began deferring interest payments on its trust preferred securities in December 2010 and was allowed to defer such payments for up to 20 consecutive quarterly periods, although interest continued to accrue and compounded quarterly. All of the deferred interest, including interest accrued on such deferred interest, became due and payable on December 30, 2015. The Company failed to pay the deferred and compounded interest at the end of the deferral period and on March 8, 2016, the Company received notices of default from Wilmington Trust Company, in its capacity as Trustee, relating to the trust preferred securities declaring the entire principal and unpaid interest amounts of the trust preferred securities immediately due and payable. The aggregate principal amount of these trust preferred securities plus accrued interest totaled $3.1 million at March 31, 2016.

In connection with the merger, the holders of the trust preferred securities have agreed to waive the defaults and consent to an assumption of the trust preferred securities by United at the time of completion of the merger. If the merger is not completed, the waivers will be ineffective and the trustee and holders of the trust preferred securities will be able to exercise all rights and remedies under their respective governing instruments, including forcing the Company into involuntary bankruptcy. The merger agreement provides that, at the effective time of the merger, United will assume all of the Company’s obligations relating to its outstanding trust preferred securities. The assumption is conditioned on United’s payment of all amounts required to bring current the payment of interest (including deferred interest) on the trust preferred securities.

The merger is subject to required regulatory approvals, approval of the Company’s common shareholders and other customary closing conditions. If the merger does not close, the Company will need to raise substantial additional capital to pay all interest accrued on its trust preferred securities. In addition, as described in Note 16 below, on March 18, 2011, the Company entered into an agreement with the Federal Reserve Bank of Richmond (“FRB”) which, among other things, prohibits the Company making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior approval of the FRB.

Note 12 – ADVANCES FROM FEDERAL HOME LOAN BANK

At March 31, 2016, advances from the Federal Home Loan Bank (“FHLB”) totaled $14.0 million. On September 21, 2007, the Bank borrowed $9.0 million under a 10-year convertible advance at a fixed rate of 3.96%. The advance is collateralized by pledged FHLB stock and certain loans. On March 18, 2016, the bank borrowed $5 million under a one month fixed rate of 0.40%. At March 31, 2016, loans totaling $24.6 million were pledged as collateral at the Federal Home Loan Bank.

FHLB advances are summarized as follows for the periods ended March 31, 2016 and December 31, 2015:

	2016	2015
Amount outstanding at period end	$14,000,000	$9,000,000
Average amount outstanding during the period	10,358,242	9,000,000
Maximum outstanding at any month-end	14,000,000	9,000,000
Weighted average rate at period-end	2.69%	3.96%
Weighted average rate during the period	3.55%	4.01%

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses for the three months ended March 31, 2016 and 2015 are summarized below:

	2016	2015
Professional fees	$278,939	$273,111
Telephone expenses	39,714	51,181
Office supplies, stationery, and printing	28,986	27,633
Insurance	112,049	102,924
Postage	6,665	2,666
Data processing	196,062	186,887
Advertising and marketing	35,222	61,083
FDIC Insurance	256,474	265,489
Other loan related expenses	69,918	107,959
Other	131,340	118,726
Total	$1,155,369	$1,197,664

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

For the period ended March 31, 2016 and 2015, there were no stock options outstanding. At March 31, 2016 and 2015, there were 571,821 warrant shares outstanding that were anti-dilutive. Warrants are considered anti-dilutive because the exercise price exceeded the average market price for the period.

Basic and diluted loss per share is computed below for the three months ended March 31, 2016 and 2015:

	2016	2015
Basic loss per common share computation:
Net loss available to common shareholders	$(869,102)	$(729,464)
Average common shares outstanding - basic	4,277,176	4,220,991
Basic net loss per common share	$(.20)	$(.17)
Diluted loss per common share computation:
Net loss available to common shareholders	$(869,102)	$(729,464)
Average common shares outstanding - basic	4,277,176	4,220,991
Incremental shares from assumed conversions:
Stock options and warrants	—	—

Average common shares outstanding - diluted	4,277,176	4,220,991
Diluted loss per common share	$(.20)	$(.17)

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

Effective January 1, 2015, to be considered “well-capitalized” a bank is required to maintain a leverage capital ratio of at least 5%, a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%. In addition, an institution (such as the Bank) cannot be considered well-capitalized if it is subject to any order or written directive to meet and maintain a specific capital level for any capital measure (such as the Consent Order). Under the Consent Order, the Bank must obtain and maintain a minimum amount of $35,821,000 in total capital in order to maintain a total risk-based capital ratio of 10% and $37,092,000 of Tier 1 capital in order to maintain a minimum leverage capital ratio of 8%. As of March 31, 2016, the Bank was deemed “adequately capitalized” and is not in compliance with the capital requirements of the Consent Order. As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments required under the Consent Order. However, if we continue to fail to meet the capital requirements in the Consent Order in a timely manner, then this would result in additional regulatory actions, which could ultimately lead to the Bank being taken into receivership by the FDIC. As of March 31, 2016 the Company was categorized as “critically undercapitalized.”

The following table summarizes the capital amounts and ratios of the Company and the regulatory minimum requirements at March 31, 2016 and December 31, 2015:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bancshares, Inc.	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2016
Common Equity Tier 1 (to risk-weighted assets)	$(12,365,000)	(3.45%)	$16,123,000	4.50%	N/A	N/A
Total capital (to risk-weighted assets)	5,554,000	1.55%	28,662,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	2,777,000	0.78%	21,497,000	6.00%	N/A	N/A
Tier 1 capital (to average assets)	2,777,000	0.60%	18,566,000	4.00%	N/A	N/A
December 31, 2015
Common Equity Tier 1 (to risk-weighted assets)	$(11,496,000)	(3.22%)	$16,093,000	4.50%	N/A	N/A
Total capital (to risk-weighted assets)	7,871,000	2.20%	28,610,000	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	3,936,000	1.10%	21,457,000	6.00%	N/A	N/A
Tier 1 capital (to average assets)	3,936,000	0.84%	18,809,000	4.00%	N/A	N/A

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at March 31, 2016 and December 31, 2015:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
Tidelands Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2016
Common Equity Tier 1 (to risk-weighted assets)	$25,428,000	7.10%	$16,119,000	4.50%	$21,493,000	6.00%
Total capital (to risk-weighted assets)	29,281,000	8.17%	28,657,000	8.00%	35,821,000	10.00%
Tier 1 capital (to risk-weighted assets)	25,428,000	7.10%	21,493,000	6.00%	28,657,000	8.00%
Tier 1 capital (to average assets)	25,428,000	5.48%	18,546,000	4.00%	23,183,000	5.00%
December 31, 2015
Common Equity Tier 1 (to risk-weighted assets)	$25,715,000	7.19%	$16,090,000	4.50%	$21,453,000	6.00%
Total capital (to risk-weighted assets)	29,778,000	8.33%	28,604,000	8.00%	35,755,000	10.00%
Tier 1 capital (to risk-weighted assets)	25,715,000	7.19%	21,453,000	6.00%	28,604,000	8.00%
Tier 1 capital (to average assets)	25,715,000	5.47%	18,789,000	4.00%	23,486,000	5.00%

NOTE 17 - UNUSED LINES OF CREDIT

As of March 31, 2016, the Bank had a line of credit with Alostar Bank of Commerce of $6.0 million, Raymond James of $5.0 million, and $132,000 with the Federal Reserve Bank. These credit lines are currently secured by $6.5 million, $0, and $420,000, respectively in bonds as of March 31, 2016. The Raymond James line of credit is required to be secured by bonds prior to any disbursements. A line of credit is also available from the FHLB with a remaining credit availability of $55.5 million and an excess lendable collateral value of approximately $5.1 million at March 31, 2016.

NOTE 18 - SHAREHOLDERS’ EQUITY

Preferred Stock - In December 2008, in connection with the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”), established as part of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company issued to the U.S. Treasury 14,448 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”), having a liquidation preference of $1,000 per share. The Series T Preferred Stock qualifies as Tier 1 capital under Federal Reserve Board guidelines and was entitled to cumulative dividends at a rate of 5% per annum for the first five years, and beginning with the May 15, 2014 dividend date, is now entitled to a cumulative dividend at a rate of 9% per annum. We must consult with the Federal Reserve before we may redeem the Series T Preferred Stock. The Series T Preferred Stock has a call feature after three years.

In connection with the sale of the Series T Preferred Stock, the Company also issued to the U.S. Treasury a ten-year warrant to purchase up to 571,821 shares of the Company’s common stock (the “Warrants”), par value $0.01 per share at an initial exercise price of $3.79 per share. Please see the Form 8-K we filed with the SEC on December 19, 2008, for additional information about the Series T Preferred Stock and the Warrants.

As required under the TARP CPP, dividend payments on and repurchase of the Company’s common stock are subject to certain restrictions. For as long as the Series T Preferred Stock is outstanding, no dividends may be declared or paid on the Company’s common stock until all accrued and unpaid dividends on the Series T Preferred Stock are fully paid.

The Series T Preferred Stock and Warrants were sold to the U.S. Treasury for an aggregate purchase price of $14,448,000 in cash. The purchase price was allocated between the Series T Preferred Stock and the Warrants based upon the relative fair values of each to arrive at the amounts recorded by the Company. This resulted in the Series T Preferred Stock being issued at a discount which was amortized on a level yield basis and charged to retained earnings over the assumed life of five years.

The Company began deferring dividend payments on the Series T Preferred Stock beginning with the payment date of November 15, 2010. Although the Company may defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the Series T Preferred Stock. The Treasury has appointed an observer to the Board. The Company deferred its 21st dividend payment in February 2016. As of March 31, 2016, the amount of cumulative unpaid dividends is $6,091,462.

In connection with the merger, the U.S. Treasury, by letter dated March 21, 2016, has confirmed that it is willing to consent to the redemption of all of the outstanding shares of the Company’s Series T Preferred Stock and Warrants that were issued to the Treasury under the CPP, plus unpaid dividends, for $9.0 million in the aggregate. Such redemption will take place immediately after the close of the merger.

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

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. At March 31, 2016, the Bank had $18,000 reserved for off-balance sheet credit exposure related to unfunded commitments, which is included in other liabilities on our consolidated balance sheet.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2016.

Amount
Commitments to extend credit	$21,728,953
Standby letters of credit	479,776
Total	$22,208,729

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN

On May 17, 2007, the Company announced the formation of the Tidelands Bancshares, Inc. Employee Stock Ownership Plan (“ESOP”), a non-contributory plan, for its employees. The ESOP will purchase shares of the Company’s common stock on the open market from time to time with funds borrowed from a loan from a third party lender. All employees of the Company meeting certain tenure requirements are entitled to participate in the ESOP. There was no compensation expense related to the ESOP for the three months ended March 31, 2016 and 2015.

During 2014, all shares available were allocated to all eligible participants.

NOTE 21 – RETIREMENT PLAN

The Company has a 401(k) profit sharing plan, which provides retirement benefits to a majority of officers and employees who meet certain age and service requirements. The plan includes a “salary reduction” feature pursuant to Section 401(k) of the Internal Revenue Code. Expenses charged to earnings for the 401(k) profit sharing plan were $26,661 and $23,939, for the three months ended March 31, 2016 and 2015, respectively.

The Bank has a Supplemental Executive Retirement Plan (Supplemental Plan). This plan provides an annual post-retirement cash payment beginning after a chosen retirement date for certain officers of the Bank. The officers will receive an annual payment from the Bank equal to the promised benefits. In connection with this plan, life insurance contracts were purchased on the officers. Effective June 30, 2010, the executive officers agreed to cease further benefit accrual under the contracts and will only be entitled to receive benefits accrued through June 30, 2010. As a result, there was no expense related to the plan for the three months ended March 31, 2016 and 2015.

As of March 31, 2016, total benefits expected to be paid in future periods equal $731,291, such payments commenced during 2012 in the amount of $2,239. Total benefits expected to be paid between the years 2016 and 2021 equal $273,935 with $457,356 remaining in the years thereafter.

NOTE 22 – SUBSEQUENT EVENTS

On April 4, 2016, the Company entered into an merger agreement United. Under the merger agreement, the Company will merge with and into United and the Bank will merge with and into United’s wholly-owned subsidiary bank, United Community Bank.

In the merger, the Company’s common shareholders will receive $0.52 in cash for each share of the Company’s common stock, or approximately $2.2 million in the aggregate. Additionally, the U.S. Treasury, by letter dated March 21, 2016, has confirmed that it is willing to consent to the redemption of all of the outstanding shares of the Company’s Series T Preferred Stock and Warrants that were issued to the Treasury under the CPP, plus unpaid dividends, for $9.0 million in the aggregate. Such redemption will take place immediately after the close of the merger.

In addition, in connection with the merger, the holders of the trust preferred securities have agreed to waive the defaults and consent to an assumption of the trust preferred securities by United at the time of completion of the merger. If the merger is not completed, the waivers will be ineffective and the trustee and holders of the trust preferred securities will be able to exercise all rights and remedies under their respective governing instruments. The assumption is conditioned on United’s payment of all amounts required to bring current the payment of interest (including deferred interest) on the trust preferred securities.

The merger agreement has been unanimously approved by the boards of directors of each of the Company and United. The closing of the merger is subject to the required approval of the Company’s common shareholders, requisite regulatory approvals and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2016 compared to December 31, 2015 and the results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2015 Annual Report on Form 10-K.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our unaudited consolidated financial statements as of March 31, 2016 and our audited consolidated financial statements included in our 2015 Annual Report on Form 10-K.

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

Proposed Merger With United Community Bank, Inc.

On April 4, 2016, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with United Community Banks, Inc. (“United”). Under the merger agreement, the Company will merge with and into United and the Bank will merge with and into United’s wholly-owned subsidiary bank, United Community Bank.

In the merger, the Company’s common shareholders will receive $0.52 in cash for each share of the Company’s common stock, or approximately $2.2 million in the aggregate. Additionally, the United States Department of Treasury (the “Treasury”), by letter dated March 21, 2016, has confirmed that it is willing to consent to the redemption of all of the outstanding shares of the Company’s fixed-rate cumulative preferred stock (the “Series T Preferred Stock”) and Warrants to purchase the Company’s common stock that were issued to the Treasury under the Treasury’s Capital Purchase Program, plus unpaid dividends, for $9.0 million in the aggregate. Such redemption will take place immediately after the close of the merger.

In addition, in connection with the merger, the holders of the trust preferred securities have agreed to waive the defaults and consent to an assumption of the trust preferred securities by United at the time of completion of the merger. If the merger is not completed, the waivers will be ineffective and the trustee and holders of the trust preferred securities will be able to exercise all rights and remedies under their respective governing instruments, including forcing the Company into involuntary bankruptcy. The assumption is conditioned on United’s payment of all amounts required to bring current the payment of interest (including deferred interest) on the trust preferred securities.

The merger agreement has been unanimously approved by the boards of directors of each of the Company and United. The closing of the merger is subject to the required approval of the Company’s common shareholders, requisite regulatory approvals and other customary closing conditions.

Financial and Regulatory Developments

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

Results of Operations

Income Statement Review

Summary

Three months ended March 31, 2016 and 2015

Our net loss available to common shareholders was approximately $869,000 for the three months ended March 31, 2016, compared to a net loss available to common shareholders of $729,000 for the three months ended March 31, 2015. The pre-tax net loss for the three months ended March 31, 2016 was $420,000 compared to $316,000 for the three months ended March 31, 2015. We recorded no provisions for loan losses for the three months ended March 31, 2016 and 2015. For both the three months ended March 31, 2016 and 2015, there was no income tax expense or benefit.

In comparing the three months ended March 31, 2016 and 2015, the increase in pre-tax net loss from $316,000 to $420,000 resulted primarily from an increase of $172,000 in noninterest expense offset by an increase of $74,000 in net interest income. The increase in net interest income is a result of an increase in yield on interest earning assets and a decrease in yield on interest bearing liabilities.

Net Interest Income

Our level of net interest income is determined by the level of earning assets and the management of our net interest margin. The growth in our loan portfolio has historically been the primary driver of the increase in net interest income. During the three months ended March 31, 2016, our loan portfolio decreased $166,000 from the year-end balance. We anticipate any growth in loans will drive growth in assets and growth in net interest income.

Our loans typically provide higher interest yields than other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. This strategy resulted in a significant portion of our assets being in higher earning loans rather than in lower yielding investments. At March 31, 2016, loans represented 70.0% of total assets, while securities and interest bearing balances represented 18.8% of total assets. While we focus on increasing the size of our loan portfolio, we also anticipate managing the size of the investment portfolio as investment yields become more attractive.

At March 31, 2016, retail deposits represented $413.3 million, or 91.5% of total funding, which includes total deposits plus borrowings. Borrowings represented $38.4 million, or 8.5% of total funding, and we had no wholesale deposits. We plan to continue to offer competitive rates on our retail deposit accounts, including investment checking, money market accounts, savings accounts and time deposits. Our goal is to maintain a higher percentage of assets being funded by retail deposits and to increase the percentage of low-cost transaction accounts to total deposits. No assurance can be given that these objectives will be achieved. We operate seven full service banking offices located along the South Carolina coast. We anticipate that our full service banking offices will assist us in meeting these objectives. We believe these strategies will provide us with additional customers and a lower alternative cost of funding.

In addition to the growth in both assets and liabilities, and the timing of the repricing of our assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities. For the three months ended March 31, 2016, average interest-bearing liabilities exceeded average interest-earning assets by $8.4 million compared to $15.9 million for the three months ended March 31, 2015.

Net interest margin increased to 2.97% for the three months ended March 31, 2016, as a result of the Bank’s higher yield on interest earning assets and lower yield and volume of interest bearing liabilities. Net interest margin for the three months ended March 31, 2015 was 2.89%.

Three Months Ended March 31, 2016 and 2015

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

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
	(dollars in thousands)
Earning assets:
Interest bearing balances	$7,772	$21	1.10%	$15,842	$18	0.47%
Taxable investment securities	77,982	345	1.78%	79,993	356	1.80%
Loans receivable(2)	324,732	3,879	4.80%	319,330	3,824	4.86%
Total earning assets	410,486	4,245	4.16%	415,165	4,198	4.10%

Nonearning assets:
Cash and due from banks	5,150			3,417
Mortgages held for sale	169			201
Premises and equipment, net	19,629			20,664
Other assets	32,675			37,041
Allowance for loan losses	(3,960)			(4,763)
Total nonearning assets	53,663			56,560
Total assets	$464,149			$471,725

Interest-bearing liabilities:
Interest bearing transaction accounts	$36,270	10	0.11%	$35,433	16	0.19%
Savings & money market	106,408	83	0.31%	101,226	93	0.38%
Time deposits less than $100,000	87,604	275	1.26%	96,555	297	1.25%
Time deposits greater than $100,000	153,794	509	1.33%	164,385	545	1.34%
Securities sold under repurchase agreement	10,000	111	4.47%	10,000	110	4.46%
Advances from FHLB	10,358	92	3.55%	9,000	89	4.01%
Junior subordinated debentures	14,434	133	3.71%	14,434	91	2.54%
ESOP borrowings	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	418,868	1,213	1.16%	431,033	1,241	1.17%

Noninterest-bearing liabilities:
Demand deposits	32,039			26,246
Other liabilities	11,022			8,902
Shareholders’ equity	2,220			5,544

Total liabilities and shareholders’ equity	$464,149			$471,725
Net interest income		$3,032			$2,957
Net interest spread			2.99%			2.93%
Net interest margin			2.97%			2.89%

(1)	Annualized for the three month period.

(2)	Includes nonaccruing loans

During the three months ended March 31, 2016, the net interest spread and net interest margin increased in comparison to the previous period in 2015. Our net interest spread was 2.99% and 2.93% for the three months ended March 31, 2016 and 2015, respectively. This increase in net interest spread was due to the yield on average earning assets increasing by 0.06% and by the average rate on total funding decreasing by 0.01%. Our net interest margin for the three months ended March 31, 2016 was 2.97% compared to 2.89% for the three months ended March 31, 2015. During the first quarter of 2016, interest-earning assets averaged $410.5 million, compared to $415.2 million in the same quarter of 2015. During the same periods, average interest-bearing liabilities were $418.9 million and $431.0 million, respectively.

Interest income for the three months ended March 31, 2016 was $4.2 million, consisting of $3.9 million on loans, $345,000 on investments, and $11,000 on interest bearing deposits. Interest income for the three months ended March 31, 2015 was $4.2 million, consisting of $3.8 million on loans, $356,000 on investments, and $10,000 on interest bearing deposits. Interest and fees on loans represented 91.4% and 91.1% of total interest income for the three months ended March 31, 2016 and 2015, respectively. Income from investments and interest bearing deposits represented 8.4% and 8.7% of total interest income for the three months ended March 31, 2016 and 2015, respectively. The higher percentage of interest income from loans relates to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 72.3% and 76.9% of average interest-earning assets for the three months ended March 31, 2016 and 2015, respectively.

Interest expense for the three months ended March 31, 2016 was $1.2 million, consisting of $877,000 related to deposits, $111,000 related to securities sold under repurchase agreements, $133,000 related to junior subordinated debentures, and $92,000 related to FHLB advances. Interest expense for the three months ended March 31, 2015 was $1.2 million, consisting of $953,000 related to deposits, $110,000 related to securities sold under repurchase agreements, $91,000 related to junior subordinated debentures, and $89,000 related to FHLB advances. Interest expense on deposits for the three months ended March 31, 2016 and 2015 represented 72.3% and 76.7%, respectively, of total interest expense, while interest expense on other liabilities represented 27.7% and 23.3%, respectively, of total interest expense for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, average interest-bearing liabilities were lower than the comparable period ended March 31, 2015 by $12.2 million.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended March 31, 2016 vs. March 31, 2015				Three Months Ended March 31, 2015 vs. March 31, 2014
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(dollars in thousands)
Interest income
Loans	$(10)	$24	$(12)	$2	$(129)	$6	$—	$(123)
Taxable investment securities	(9)	(5)	—	(14)	(12)	(74)	2	(84)
Interest bearing balances	65	(43)	(1)	21	7	(5)	(2)	—
Total interest income	46	(24)	(13)	9	(134)	(73)	—	(207)

Interest expense
Deposits	(17)	(58)	1	(74)	(16)	10	—	(6)
Junior subordinated debentures	—	42	—	42	—	(25)	—	(25)
Advances from FHLB	13	(9)	(1)	3	(27)	38	(12)	(1)
Securities sold under repurchase agreements	—	1	—	1	—	—	—	—
ESOP borrowings	—	—	—	—	—	—	—	—
Total interest expense	(4)	(24)	—	(28)	(43)	23	(12)	(32)

Net interest income	$50	$—	$(13)	$37	$(91)	$(96)	$12	$(175)

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

Three Months Ended March 31, 2016 and 2015

We had no expense related to the provision for loan losses for the three months ended March 31, 2016 and 2015. The allowance for loan losses was approximately $3.8 million and $4.8 million as of March 31, 2016 and 2015, respectively. The allowance for loan losses as a percentage of gross loans was 1.18% at March 31, 2016 and 1.50% at March 31, 2015. At March 31, 2016, we had 23 nonaccrual loans totaling approximately $7.3 million compared to 25 nonaccrual loans totaling approximately $9.6 million at March 31, 2015. Net (recoveries) amounted to approximately ($45,000) in each of the three months ended March 31, 2016 and 2015.

Noninterest Income

The following table sets forth information related to our noninterest income during the three months ended March 31, 2016 and 2015:

	2016	2015
	(dollars in thousands)
Service fees on deposit accounts	$10	$10
Residential mortgage origination income	38	48
Gain on sale of investment securities	—	6
Loss on sale of other assets	(2)	(2)
Other service fees and commissions	157	144
Bank owned life insurance	104	105
Other	2	5
Total noninterest income	$309	$316

Three Months Ended March 31, 2016 and 2015

Noninterest income for the three months ended March 31, 2016 was $309,000 compared to $316,000 during the same period in 2015. The decrease was primarily attributable to a decrease in residential mortgage origination income of $10,000 and a decrease in gain on sale of investment securities of $6,000, partially offset by a $13,000 increase in other service fees and commissions. Residential mortgage origination income consists primarily of mortgage origination fees we receive on residential loans sold to third parties. Residential mortgage origination fees were $38,000 and $48,000 for the three months ended March 31, 2016 and 2015, respectively. The decrease of $10,000 is related primarily to a decrease in origination volume in the mortgage department during the first quarter of 2016. The increase in other service fees was primarily related to an increase in loan origination fees.

We also earned $104,000 and $105,000 in noninterest income received from bank owned life insurance for both the three months ended March 31, 2016 and 2015, respectively. Other income consists primarily of income received on fees received on debit and credit card transactions, income from sales of checks, and the fees received on wire transfers. Other income was $2,000 and $5,000 for the three months ended March 31, 2016 and 2015, respectively.

Noninterest Expense

The following table sets forth information related to our noninterest expense for the three months ended March 31, 2016 and 2015:

	2016	2015
	(dollars in thousands)
Salaries and benefits	$1,689	$1,636
Occupancy	411	449
Furniture and equipment expense	165	177
Other real estate owned expense	341	129
Professional fees	278	273
Advertising and marketing	35	61
Insurance	113	103
FDIC assessment	256	265
Data processing and related costs	196	187
Telephone	40	51
Postage	7	3
Office supplies, stationery and printing	29	28
Other loan related expense	70	108
Other	131	119
Total noninterest expense	$3,761	$3,589

Three Months Ended March 31, 2016 and 2015

We incurred noninterest expense of approximately $3.8 million for the three months ended March 31, 2016 compared to $3.6 million for the three months ended March 31, 2015. The differences resulted primarily from increases of $212,000 in other real estate owned expenses and $53,000 in salaries and benefits, offset by decreases of $38,000 in other loan related expenses, $26,000 in advertising and marketing expenses, and $38,000 in occupancy expenses.

Salaries and employee benefits expense was approximately $1.7 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. These expenses represented 45.8% and 45.6% of our total noninterest expense for the three months ended March 31, 2016 and 2015, respectively. The $53,000 increase in salaries and employee benefits expense resulted from increases in base compensation.

Other real estate owned expense was $341,000 and $129,000 for the three months ended March 31, 2016 and 2015, respectively. The difference resulted primarily from write-downs of $384,000 in property values in the three months ended March 31, 2016.

Data processing and related costs were $196,000 and $187,000 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, our data processing costs for our core processing system were $136,000 compared to $160,000 for the three months ended March 31, 2015. This decrease is due to the new contract we negotiated with Fidelity in 2015. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by our third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

Income Tax Expense

Three Months Ended March 31, 2016 and 2015

Our lack of income tax expense or benefit for March 31, 2016 and 2015 is reflective of our establishing a valuation allowance for deferred tax assets previously recorded. Management has determined that it is more likely than not that the deferred tax asset related to continuing operations at March 31, 2016 will not be realized, and accordingly, has established a full valuation allowance.

Balance Sheet Review

General

At March 31, 2016, we had total assets of $464.2 million, consisting principally of $321.2 million in loans, $74.6 million in investment securities, $11.4 million in interest bearing balances, $19.5 million in net premises, furniture and equipment, $16.8 million in bank owned life insurance, $11.9 million in other real estate owned and $4.6 million in cash and due from banks. Our liabilities at March 31, 2016 totaled $462.7 million, consisting principally of $413.3 million in deposits, $10.0 million in securities sold under agreements to repurchase, $14.4 million in junior subordinated debentures, and $14.0 million in FHLB advances. At March 31, 2016, our shareholders’ equity was $1.5 million.

Investments

At March 31, 2016, the $74.6 million in our investment securities portfolio represented approximately 16.1% of our total assets, compared to $78.1 million, or 16.8% of total assets, at December 31, 2015. At March 31, 2016, we held U.S. treasuries, U.S. government agency securities, government sponsored enterprises, small business administration securities, and mortgage-backed securities with a fair value of $74.7 million and an amortized cost of $75.5 million for a net unrealized loss of $828,000. During 2016 and 2015, we utilized the investment portfolio to provide additional income and to absorb liquidity. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity. As deposit growth outpaces our ability to lend to creditworthy customers, we anticipate maintaining the relative size of the investment portfolio and extinguishing other funding liabilities.

Contractual maturities and yields on our investments at March 31, 2016 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for Sale:
Government- sponsored enterprises	$—	—%	$10,030	1.17%	$—	—%	$1,821	3.08%	$11,851	1.46%
US Treasuries	—	—%	4,493	1.07%	—	—%	—	—%	4,493	1.07%
SBA loan pools	—	—%	—	—%	916	2.17%	9,171	2.08%	10,087	2.09%
Mortgage-backed securities	—	—%	40	1.46%	56	0.91%	42,875	1.80%	42,971	1.80%
Total	$—	—%	$14,563	1.14%	$972	2.10%	$53,867	1.89%	$69,402	1.67%

	One year or less		After one year through five years		After five years through ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held to Maturity:
Government-sponsored enterprises	$—	—%	$—	—%	$2,004	2.34%	$1,006	3.30%	$3,010	2.66%
Mortgage-backed securities	—	—%	—	—%	—	—%	1,230	2.66%	1,230	2.66%
SBA loan pools securities	—	—%	—	—%	1,005	2.28%	—	—%	1,005	2.28%
Total	$—	—%	$—	—%	$3,009	2.32%	$2,236	2.95%	$5,245	2.59%

At March 31, 2016, our investments included government sponsored enterprises with amortized costs of approximately $11.8 million, U.S. Treasuries with amortized costs of approximately $4.5 million, and small business administration surety bonds with amortized costs of approximately $10.1 million. Mortgage-backed securities consist of securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association with amortized costs of approximately $6.0 million, $16.3 million and $22.8 million, respectively.

Other nonmarketable equity securities at March 31, 2016 consisted of Federal Home Loan Bank stock with a cost of $1.0 million and other investments of approximately $63,150.

The amortized costs and the fair value of our investments at March 31, 2016 and December 31, 2015 are shown in the following table.

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Available for Sale:
US Treasuries	$4,477	$4,493	$4,461	$4,475
Government-sponsored enterprises	11,816	11,851	13,814	13,774
SBA loan pools	10,144	10,088	10,372	10,160
Mortgage-backed securities	43,845	42,970	45,815	44,445
Total	$70,282	$69,402	$74,475	$72,854

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Held to Maturity:
Government-sponsored enterprises	3,010	3,074	3,011	3,016
SBA loan pools	1,230	1,213	1,007	1,003
Mortgage-backed securities	$1,005	$1,011	$1,237	$1,203
Total	$5,245	$5,298	$5,255	$5,222

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans at March 31, 2016 and December 31, 2015 were $324.7 million and $321.3 million, respectively. Gross loans outstanding at March 31, 2016 and December 31, 2015 were $325.0 million and $324.2 million, respectively.

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

The following table summarizes the composition of our loan portfolio at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
		% of		% of
	Amount	Total	Amount	Total
	(dollars in thousands)
Commercial
Commercial and industrial	$26,220	8.1%	$23,978	7.4%

Real Estate
Mortgage	251,757	77.4%	253,617	78.3%
Construction	42,484	13.1%	42,696	13.1%
Total real estate	294,241	90.5%	296,313	91.4%

Consumer
Consumer	4,740	1.4%	4,059	1.2%
Total Gross Loans	325,200	100.0%	324,350	100.0%
Deferred origination fees, net	(155)	(0.0%)	(139)	(0.0%)

Total gross loans, net of deferred fees	325,045	100.0%	324,211	100.0%
Less: allowance for loan losses	(3,835)		(4,045)
Total loans, net	$321,210		$320,166

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2016:

	One year or less	After one but within five years	After five years	Total
	(dollars in thousands)
Commercial	$5,351	$18,814	$2,055	$26,220
Real estate	44,124	199,294	50,822	294,240
Consumer	1,256	2,965	519	4,740
Deferred origination fees	(31)	(122)	(2)	(155)
Total gross loans, net of deferred fees	$50,700	$220,951	$53,394	$325,045

Gross loans maturing after one year with:
Fixed interest rates				$200,984
Floating interest rates				73,485
Total				$274,469

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

Our methodology for determining our historical loss ratio is to analyze the most recent losses because we believe this period encompasses the most appropriate time period. In addition, we have moved to a fully migrated loss history for all loan pools and all risk grades as of the period ended March 31, 2016. The resulting historical loss factor is used as a beginning point upon which we add our quantitative adjustments based on the qualitative factors discussed above. Once the qualitative adjustments are made, we refer to the final amount as the total factor. The total factor is then multiplied by the loans outstanding for the period ended, except for any loans classified as non-performing which are addressed specifically as discussed below, to estimate the general and unallocated reserves.

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

The following table summarizes the activity related to our allowance for loan losses for the three months ended March 31, 2016 and 2015.

	2016	2015
	(dollars in thousands)
Balance, beginning of year	$4,045	$4,750
Provision for loan losses	—	—
Charge offs, Commercial and Industrial	(14)	—
Charge offs, Real Estate Mortgage	(247)	—
Charge offs, Real Estate Construction	—	—
Charge offs, Consumer	—	—
Recoveries, Commercial and Industrial	27	1
Recoveries, Real Estate Mortgage	24	43
Recoveries, Real Estate Construction	—	—
Recoveries, Consumer	—	—
Balance, end of period	$3,835	$4,794

Total loans outstanding at end of period	$325,045	$320,614
Allowance for loan losses to gross loans	1.18%	1.50%
Net charge-offs to average loans	0.06%	0.00%

Nonperforming Assets

The following table sets forth our nonperforming assets at March 31, 2016 and December 31, 2015:

	2016	2015
	(dollars in thousands)
Nonaccrual loans	$7,275	$7,724
Other real estate owned	11,887	12,753
Accruing TDR’s	8,406	8,450
Total nonperforming assets	$27,568	$28,927

Nonperforming assets to total assets	5.94%	6.20%

The Bank had 23 loans on nonaccrual status at March 31, 2016, totaling $7.3 million and 19 loans on nonaccrual status totaling $7.7 million at December 31, 2015. Of the 23 loans on nonaccrual status at March 31, 2016, it is anticipated that 19 loans totaling approximately $4.9 million will move to other real estate owned through foreclosure or through the Bank’s acceptance of a deed in lieu of foreclosure. An additional three loans amounting to approximately $2.3 million are expected to be paid down or paid in full and one loan for $55,000 is expected to be charged-off. At March 31, 2016 and December 31, 2015, the allowance for loan losses was $3.8 million and $4.0 million, respectively, or 1.18% and 1.25%, respectively, of outstanding loans. At March 31, 2016, the Bank had 39 impaired loans totaling $16.2 million, which is a decrease of $700,000 when compared to December 31, 2015. This decrease was primarily related to one loan that was moved to nonaccrual status. We remain committed to working with borrowers to help them overcome their difficulties and will review loans on a loan by loan basis.

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

As of March 31, 2016, we had 44 loans with a current principal balance of $17.6 million on the watch list compared to 47 loans with a current principal balance of $19.6 million at December 31, 2015. The watch list is the classification utilized by us when we have an initial concern about the financial health of a borrower. We then gather current financial information about the borrower and evaluate our current risk in the credit. We will then either move it to “substandard” or back to its original risk rating after a review of the information. There are times when we may leave the loan on the “watch list,” if, in management’s opinion, there are risks that cannot be fully evaluated without the passage of time, and we want to review it on a more regular basis. Loans on the watch list are not considered “potential problem loans” until they are determined by management to be classified as substandard.

Loans past due 30-89 days amounted to $2.4 million at March 31, 2016 as compared to $1.9 million at December 31, 2015. Past due loans are often regarded as a precursor to further credit problems which would lead to future increases in nonaccrual loans and other real estate owned. At March 31, 2016, there were no loans past due greater than 90 days that were not already placed on nonaccrual. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the three months ended March 31, 2016 and March 31, 2015, the gross interest that we would have recorded if such loans had been in current status was $3,000 and $56,000 respectively. Forgone interest income on impaired loans was $21,000 and $99,000 during the three months ended March 31, 2016 and March 31, 2015.

Deposits

Our primary source of funds for loans and investments is our deposits. Due to the Consent Order, we may not accept brokered deposits unless a waiver is granted by the FDIC. We no longer have any brokered or wholesale deposits. Our loan-to-deposit ratio was 78.4% and 77.1% at March 31, 2016 and December 31, 2015, respectively. Although we currently do not utilize brokered deposits as a funding source, if we were to seek to begin using such funding source, there is no assurance that the FDIC will grant us the approval when requested. These restrictions could have a substantial negative impact on our liquidity. Additionally, we are restricted from offering an effective yield on deposits of more than 75 basis points over the national rates published by the FDIC weekly on their website.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2016 and the year ended December 31, 2015.

	March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$32,039	—%	$30,087	—%
Interest bearing demand deposits	36,270	0.11%	37,085	0.19%
Savings and money market accounts	106,408	0.31%	106,274	0.35%
Time deposits less than $100,000	87,603	1.26%	93,025	1.26%
Time deposits greater than $100,000	153,794	1.33%	160,458	1.36%
Total deposits	$416,114	0.85%	$426,929	0.89%

All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Three months or less	$46,560	$26,121
Over three through six months	24,394	34,163
Over six though twelve months	35,833	45,327
Over twelve months	47,030	49,062
Total	$153,817	$154,673

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds during the three months ended March 31, 2016 and the year ended December 31, 2015, the amounts outstanding at the end of each period, at the maximum point for each component during the periods, on average for each period, and the average and period end interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
	Balance	Rate	Balance	Balance	Rate
	(dollars in thousands)
At or for the three months ended March 31, 2016:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.47%
Advances from FHLB	14,000	2.69%	14,000	10,358	3.55%
Junior subordinated debentures	14,434	3.57%	14,434	14,434	3.71%

At or for the year ended December 31, 2015:
Securities sold under agreement to repurchase	$10,000	4.40%	$10,000	$10,000	4.46%
Advances from FHLB	9,000	3.96%	9,000	9,000	4.01%
Junior subordinated debentures	14,434	3.29%	14,434	14,434	3.12%
Federal funds purchased	—	—%	—	8	—%

In December 2010, we began exercising our right to defer all quarterly distributions on our junior subordinated debentures related to our trust preferred securities. We were permitted to defer these interest payments for up to 20 consecutive quarterly periods, although interest continued to accrue on the junior subordinated debentures and interest on such deferred interest also accrued and compounded quarterly from the date such deferred interest would have been payable were it not for the extension period. However, all of the deferred interest, including interest accrued on such deferred interest, became due and payable at the end of the deferral period, which was on December 30, 2015. We did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under related indentures. In addition, the Consent Order prohibits us from declaring or paying any dividends or making any distributions of interest, principal, or other sums on our junior subordinated debentures without the prior approval of the supervisory authorities.

Federal Home Loan Bank Advances, Fed Funds Lines of Credit and Federal Reserve Discount Window

Our other borrowings have traditionally included proceeds from FHLB advances and federal funds lines of credit from correspondent banks. At March 31, 2016, we had $14.0 million in total advances and lines outstanding from the FHLB with a remaining credit availability of $55.5 million and an excess lendable collateral value of approximately $5.1 million. As of March 31, 2016, we had $6.0 million federal funds line from Alostar Bank and a $5.0 million federal funds line from Raymond James. We also have credit availability through the Federal Reserve Discount Window. As of March 31, 2016, $132,000 was available based on qualifying collateral. The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction. Availability of the Federal Reserve Discount Window may be terminated at any time by the Federal Reserve, and we can make no assurances that this funding source will continue to be available to us.

Capital Resources

Total shareholders’ equity was $1.5 million at March 31, 2016 and $1.9 million at December 31, 2015. The decrease is attributable to the net loss of $420,000 for the three month period ended March 31, 2016, preferred stock dividends accrued of $449,000, and an increase of $459,000 in the fair value of available-for-sale securities for the three month period ended March 31, 2016.

The following table shows the return on average assets (net loss divided by average total assets), return on average equity (net loss divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the periods ended March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Return on average assets	(0.02%)	(0.38%)
Return on average equity	(3.80%)	(44.49%)
Equity to assets ratio	0.58%	0.86%

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

To be considered “well-capitalized,” banks must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, banking regulators have established a minimum Tier 1 leverage ratio of at least 4%. In addition, the Consent Order requires us to achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets by May 27, 2011. As of March 31, 2016, the Bank is not in compliance with the capital requirements established in the Consent Order.

The following table sets forth the Company’s various capital ratios at March 31, 2016 and December 31, 2015. As of March 31, 2016 the Company was categorized as “critically undercapitalized.”

Tidelands Bancshares, Inc.	March 31,	December 31,
	2016	2015
Common Equity Tier 1	(3.45%)	(3.22%)
Leverage ratio	0.60%	0.84%
Tier 1 risk-based capital ratio	0.78%	1.10%
Total risk-based capital ratio	1.55%	2.20%

The following table sets forth the Bank’s various capital ratios at March 31, 2016 and December 31, 2015.

Tidelands Bank	March 31,	December 31,
	2016	2015
Common Equity Tier 1	7.10%	7.19%
Leverage ratio	5.48%	5.47%
Tier 1 risk-based capital ratio	7.10%	7.19%
Total risk-based capital ratio	8.17%	8.33%

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

On June 20, 2008, Tidelands Statutory Trust II (“Trust II”), a non-consolidated subsidiary of the Company, issued and sold fixed/floating rate capital securities of the trust, generating proceeds of $6.0 million. Trust II loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The junior subordinated debentures qualify as Tier I under Federal Reserve Board guidelines. The Trust I securities and Trust II securities are collectively referred to as the trust preferred securities.

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

The Company began deferring dividend payments on the Series T Preferred Stock beginning with the dividend payment date of November 15, 2010. Although the Company is permitted to defer dividend payments, the dividend is a cumulative dividend and failure to pay dividends for six dividend periods triggered board appointment rights for the holder of the Series T Preferred Stock. The Company deferred its seventh dividend payment in May 2012. As such, the Treasury has appointed an observer to our Board of Directors. As of March 31, 2016, the amount of cumulative unpaid dividends on the Series T Preferred Stock was $6,091,462.

In December 2010, we began exercising our right to defer all quarterly distributions on our junior subordinated debentures related to our trust preferred securities of Trust I and Trust II. We were permitted to defer these interest payments for up to 20 consecutive quarterly periods, although interest continued to accrue on the junior subordinated debentures and interest on such deferred interest also accrued and compounded quarterly from the date such deferred interest would have been payable were it not for the extension period. However, all of the deferred interest, including interest accrued on such deferred interest, became due and payable at the end of the deferral period, which was on December 30, 2015. We did not pay such deferred interest at the end of the permitted deferral period, constituting an event of default under the Indentures. As a result, on March 8, 2016, we received notices of default from the trustee related to the junior subordinated debentures accelerating all principal and accrued interest and demanding payment of all such amounts from the Company. As of March 31, 2016, the total principal amount outstanding on the junior subordinated debentures plus accrued and unpaid interest was $18.3 million. All deferred distributions will continue to accrue interest and are cumulative. Therefore, in accordance with generally accepted accounting principles, the Company will continue to accrue the monthly cost of the trust preferred securities as it has since issuance.

In connection with our the proposed merger with United, the holders of the trust preferred securities have agreed to waive the defaults and consent to an assumption of the trust preferred securities by United at the time of completion of the merger. If the merger is not completed, the waivers will be ineffective and the trustee and holders of the trust preferred securities will be able to exercise all rights and remedies under their respective governing instruments, including forcing us into involuntary bankruptcy. In the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures and Series T Preferred Stock must be satisfied before any distributions can be made on our common stock. The holder of our Series T Preferred Stock has consented to a redemption of its Series T Preferred Stock and Warrants at a significant discount in connection with the merger, while still permitting our common shareholders to receive the cash consideration in the merger.

The merger is subject to required regulatory approvals, approval of the Company’s common shareholders and other customary closing conditions. If the merger does not close, the Company will need to raise substantial additional capital to pay all interest accrued on its trust preferred securities, and to increase the Bank’s capital levels to meet the standards set forth by the FDIC in the Consent Order. If the merger does not close, there can be no assurances that the Company or the Bank will be able to raise additional capital. An equity financing transaction by the Company would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock. Likewise, an equity financing transaction by the Bank would result in substantial dilution to the Company’s ownership interest in the Bank. Should these efforts be unsuccessful, the Company could be forced into involuntary bankruptcy by the trustee or the holders of the trust preferred securities, or we could be placed into a federal conservatorship or receivership by the FDIC. If this were to occur, then our common shareholders will likely lose all of their investment in the Company, and the holders of our Series T Preferred Stock and junior subordinated debentures may lose all, or a material portion of, their investment in the Company.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2016, unfunded commitments to extend credit were $21.7 million. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2016, there were commitments totaling approximately $480,000 under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Approximately 28.2% of our loans were variable rate loans at March 31, 2016 and 77.2% of interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a smaller portion of our loans reprice within a year, a larger majority of our deposits will reprice within a 12-month period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

The Company received notices of default from Wilmington Trust Company, in its capacity as Trustee, relating to the trust preferred securities, declaring the entire principal amount of the trust preferred securities immediately due and payable, and, in accordance with the indentures, demanding payment by the Company of the entire amount due and payable on the trust preferred securities. As of March 31, 2016, the total principal amount outstanding on the trust preferred securities plus accrued and unpaid interest was $18.3 million. In connection with the merger, the holders of the trust preferred securities have agreed to waive the defaults and consent to an assumption of the trust preferred securities by United at the time of completion of the merger. If the merger is not completed, the waivers will be ineffective and the trustee and holders of the trust preferred securities will be able to exercise all rights and remedies under their respective governing instruments, including forcing the Company into involuntary bankruptcy.

As such, if the proposed merger does not close, unless the Company is able to raise capital, it will have no means of satisfying its funding needs, including the repayment of its trust preferred securities. In addition, the Company will also need to raise additional capital to increase the Bank’s capital levels to meet the standards set forth by the FDIC in the Consent Order. Receivership by the FDIC is based on the Bank’s capital ratios rather than those of the Company. As of March 31, 2016, the Bank is categorized as adequately capitalized, but is not in compliance with the capital requirements in the Consent Order. The Company’s ability to raise capital will depend on conditions in the capital markets, which are outside of the control of management, as well as the Company’s financial condition, business plan, regulatory status, management, customer activity and market trends. If the merger does not close, there is a risk the Company will not be able to raise the capital it needs at all or upon favorable terms.

The Bank

At March 31, 2016 and December 31, 2015, our liquid assets, which consist of cash and due from banks, amounted to $16.0 million and $13.9 million, or 3.5% and 3.0% of total assets, respectively. Our available-for-sale securities at March 31, 2016 and December 31, 2015 amounted to $69.4 million and $72.9 million, or 15.0% and 15.6% of total assets, respectively. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, approximately $17.4 million of these securities are pledged against outstanding debt or borrowing lines of credit. Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. In addition, we receive cash upon the maturity and sale of loans and the maturity of investment securities. We are also a member of the Federal Home Loan Bank of Atlanta, from which applications for borrowings can be made for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans, and stock of the FHLB owned by the Bank be pledged to secure any advances. At March 31, 2016, we had $14.0 million in total advances and lines from the FHLB with a remaining credit availability of $55.5 million and an excess lendable collateral value of approximately $5.1 million. In addition, we maintain a line of credit with the Federal Reserve Bank of $132,000 secured by securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2016. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

As previously disclosed in the Current Report on Form 8-K filed on March 22, 2011, the Written Agreement between the Company and the Federal Reserve Bank of Richmond requires that we obtain the written approval of the Federal Reserve Bank before incurring additional debt, purchasing or redeeming our capital stock, or declaring or paying cash dividends on our securities, including dividends on our Series T preferred stock and interest on our trust preferred securities. Furthermore, pursuant to the terms of our trust preferred securities, absent authorization from a majority of its holders, we are prohibited from paying dividends on our Series T preferred stock until we pay all interest payments due and payable on our trust preferred securities.

Per the FRB Agreement the Company cannot pay dividends on Series T preferred stock or interest on our trust preferred securities, until such time as the Company has shown sustained profitability, improvement in asset quality indicators, and compliance with existing regulatory guidance related to such payments. Cash dividends on the Series T preferred stock are cumulative and accrue and compound on each subsequent payment date. The Company began deferring dividend payments on the Series T Preferred Stock beginning with the November 15, 2010 dividend date. Although the Company may defer dividend payments, the dividend is a cumulative dividend. The dividend payment that was deferred in February 2016 was the 21st missed dividend payment. As of March 31, 2016, the amount of cumulative unpaid dividend on the Series T Preferred Stock was $6,091,462.

As disclosed in the Current Report on Form 8-K filed on March 14, 2016, on March 8, 2016, the Company received notices of default from Wilmington Trust Company, in its capacity as Trustee, relating to the trust preferred securities, declaring the entire principal amount of the trust preferred securities immediately due and payable, and, in accordance with the indentures, demanding payment by the Company of the entire amount due and payable on the trust preferred securities. As of March 31, 2016, the total principal amount outstanding on the trust preferred securities plus accrued and unpaid interest was $18.3 million.

In connection with the merger, the holders of the trust preferred securities have agreed to waive the defaults and consent to an assumption of the trust preferred securities by United at the time of completion of the merger. If the merger is not completed, the waivers will be ineffective and the trustee and holders of the trust preferred securities will be able to exercise all rights and remedies under their respective governing instruments, including forcing the Company into involuntary bankruptcy. The merger agreement provides that, at the effective time of the merger, United will assume all of the Company’s obligations relating to its outstanding trust preferred securities. The assumption is conditioned on United’s payment of all amounts required to bring current the payment of interest (including deferred interest) on the trust preferred securities. In addition, the holder of our Series T Preferred Stock has consented to a redemption of its Series T Preferred Stock and Warrants at a significant discount in connection with the merger.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 13, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the three month periods ended March 31, 2016 and 2015, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDELANDS BANCSHARES, INC.

Date:	May 13, 2016	By:	/s/ Thomas H. Lyles
Thomas H. Lyles, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2016	By:	/s/ John D. Dalton
John D. Dalton, Controller and Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following financial information from Tidelands Bancshares Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 13, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statement of Operations and Comprehensive Loss for the three month periods ended March 31, 2016 and 2015, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2016 and 2015, and (iv) Notes to Consolidated Financial Statements.